Form 10-K
period 1993-12-31
UNISYS CORP
filed 1994-03-29
CIK 746838

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)

 ___     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[_X_]    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

                               OR

 ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[___]    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                 Commission file number:  1-8729

                       UNISYS CORPORATION

     (Exact name of registrant as specified in its charter)

            Delaware                             38-0387840
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

Township Line and Union Meeting Roads
Blue Bell, Pennsylvania                             19424
(Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code:
                         (215) 986-4011

   Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
    Title of each class                     which registered
    -------------------                ------------------------

Common Stock, par value $.01           New York Stock Exchange
Series A Cumulative Convertible
  Preferred Stock, par value
  $1, $3.75 annual fixed dividend      New York Stock Exchange
Preferred Share Purchase Rights        New York Stock Exchange
10.30% Credit Sensitive Notes
  Due July 1, 1997                     New York Stock Exchange
8 1/4% Convertible Subordinated
  Notes Due 2000                       New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [_X_]   NO [___]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates: approximately $2,427,370,949 as of March 1, 1994. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of March 1, 1994: 170,533,532.

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Unisys Corporation 1993 Annual Report to
Stockholders -- Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for 1994
Annual Meeting of Stockholders -- Part III.

                             PART I


ITEM 1.  BUSINESS
- -----------------

     Unisys Corporation ("Unisys") provides information services, technology and software on a worldwide basis.

     Unisys operates primarily in one business segment: information management systems and related services and supplies. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. Financial information concerning revenue, operating profit and identifiable assets relevant to the segment is set forth in Note 13, "Business segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1993 Annual Report to Stockholders, and such information is incorporated herein by reference.

     Principal executive offices of Unisys are located at Township Line and Union Meeting Roads, Blue Bell, Pennsylvania
19424.

Principal Products and Services
- -------------------------------

     Principal information management systems products and services include enterprise systems and servers, departmental servers and desktop systems, software, custom defense systems, information services and systems integration and equipment maintenance.

     Enterprise systems and servers comprise a complete line of small to large processors and related communications and peripheral products, such as printers, storage devices and document handling processors and equipment. Departmental servers and desktop systems include UNIX servers, workstations, personal computers and terminals. Software consists of application and systems software. Custom defense systems include specialized information processing systems, software and services marketed primarily to government defense agencies. Information services and systems integration includes systems integration, outsourcing services, application development, information planning and education. Equipment maintenance results from charges for preventive maintenance, spare parts and other repair activities.
___________________
UNIX is a registered trademark licensed exclusively by X/Open
Company, Ltd.

     Information about revenue from classes of similar products and services for the three years ended December 31, 1993, appears under the heading "Revenue by similar classes of products and services" in the Unisys 1993 Annual Report to Stockholders, and such information is incorporated herein by reference.

     Unisys markets its products and services throughout most of the world, primarily through a direct sales force. In certain foreign countries, Unisys products and services are marketed primarily through distributors. Unisys manufactures a significant portion of its product lines. Some products, including certain personal and UNIX open system-based computers, peripheral products, electronic components and subassemblies and software products, are manufactured for Unisys to its design or specifications by other business equipment manufacturers, component manufacturers or software suppliers.

Raw Materials
- -------------

     Raw materials essential to the conduct of the business are generally readily available at competitive prices in reasonable proximity to those plants utilizing such materials.

Patents, Trademarks and Licenses
- --------------------------------

     Unisys owns many domestic and foreign patents relating to the design and manufacture of its products, has granted licenses under certain of its patents to others and is licensed under the patents of others. Unisys does not believe that its business is materially dependent upon any single patent or license or related group thereof. Trademarks used on or in connection with Unisys products are considered to be valuable assets of Unisys.

Backlog
- -------

     Unisys does not accumulate backlog information on a company-wide basis. Unisys believes that backlog is not a meaningful indicator of future revenues due to the significant portion of Unisys revenue received from software, information services and systems integration, and equipment maintenance (approximately 49% in 1993) and the shortening of the time period from receipt of a purchase order to billing upon shipment of equipment. Unisys "lead time" for commercial equipment (the time that customers are told that it will take from receipt of an order to shipment) is between 13 and 150 days depending upon the type of system and location of customer. However, the average is between 35 and 45 days. Therefore, Unisys believes that the dollar amount of backlog is not material to an understanding of its business taken as a whole.

U.S. Government Business
- ------------------------

     Revenue and earnings connected with defense and other U.S. governmental business are particularly subject to the size and phasing of federal government programs in which Unisys may participate. During 1993, revenue from sales of custom systems and services under Federal defense and space contracts and subcontracts represented approximately 17% of total consolidated revenue. Sales of commercial products to the U.S. government represented an additional 13% of total consolidated revenue.

Competition
- -----------

     Unisys business is affected by rapid change in technology in the information systems and services field and aggressive competition from many domestic and foreign companies, including computer hardware manufacturers, software providers and information services companies. Unisys competes primarily on the basis of product performance, service, technological innovation and price. Unisys believes that its continued investment in engineering and research and development, coupled with its marketing capabilities, will have a favorable impact on its competitive position.

Research and Development
- ------------------------

     Unisys engineering and research and development costs were $934.7 million in 1993, $980.7 million in 1992 and $1,147.4 million in 1991. Excluding capitalized software and hardware support, Unisys-sponsored research and development costs were $515.2 million in 1993, $535.9 million in 1992 and $638.9 million in 1991. Customer-sponsored research and development costs were $231.2 million in 1993, $243.3 million in 1992, and $286.9 million in 1991.

Environmental Matters
- ---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 1994 and 1995.

Employees
- ---------

     As of December 31, 1993, Unisys had approximately 49,000 employees.

International and Domestic Operations
- -------------------------------------

     Financial information by geographic area is set forth in
Note 13, "Business segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1993
Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES
- -------------------

     In the United States, Unisys had 65 major facilities, each having approximately 50,000 square feet of floor space or more, as of December 31, 1993. The aggregate floor space of these major facilities was approximately 13,707,028 square feet, of which an aggregate of approximately 12,176,973 square feet was located in the following states: California, Illinois, Michigan, Minnesota, New Jersey, New York, Pennsylvania, Utah and Virginia. Seventeen of the major facilities in the United States, with an aggregate of approximately 5,488,753 square feet of floor space, were owned by Unisys while 48 of the major facilities in the United States, with approximately 8,218,275 square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities in the United States, approximately 12,743,653 square feet were in current operation, approximately 652,688 square feet were subleased to others and approximately 310,687 square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     Outside of the United States, Unisys had 50 major facilities, each having approximately 50,000 square feet of floor space or more, as of December 31, 1993. The aggregate floor space of these major facilities was approximately 5,215,364 square feet, of which an aggregate of approximately 4,006,042 square feet was located in the following countries:
Australia, Brazil, Canada, France, Germany, Italy, Mexico, the Netherlands, Sweden, Switzerland and the United Kingdom.
Eleven of the major facilities outside of the United States, with approximately 1,650,474 square feet of floor space, were owned by Unisys while 39 of the major facilities outside the United States, with approximately 3,564,890 square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities outside the United States, approximately 4,413,091 square feet were in current operation, approximately 447,393 square feet were subleased to others and approximately 354,880 square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     Unisys major facilities include offices, laboratories, manufacturing plants, warehouses and distribution and sales centers. Unisys believes that its facilities are suitable and adequate for current and presently projected needs. Unisys continuously reviews its anticipated requirements for facilities, and, on the basis thereof, will from time to time acquire additional facilities, expand existing facilities and dispose of existing facilities or parts thereof.

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

     As of March 1, 1994, Unisys has no material pending legal proceedings reportable under the requirements of this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 1993.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
- ----------------------------------------------

     Information concerning the executive officers of Unisys set forth below is as of March 1, 1994.

     Name                     Age        Position with Unisys
     ----                     ---        --------------------

James A. Unruh                52       Chairman of the Board
                                         and Chief Executive
                                         Officer

Hugh J. Lynch                 59       Executive Vice President;
                                         President, Computer
                                         Systems Group

Albert F. Zettlemoyer         59       Executive Vice President;
                                         President, Government
                                         Systems Group

Harold S. Barron              57       Senior Vice President and
                                         General Counsel

Edward A. Blechschmidt        41       Senior Vice President;
                                         President, Pacific Asia
                                         Americas Division

Victor E. Millar              58       Senior Vice President;
                                         President, Worldwide
                                         Information Services

William B. Patton, Jr.        58       Senior Vice President;
                                         President, United
                                         States Division

George T. Robson              46       Senior Vice President and
                                         Chief Financial Officer

Jack A. Blaine                49       Vice President;
                                         General Manager,
                                         Latin American and
                                         Caribbean Group,
                                         Pacific Asia Americas
                                         Division

Frank G. Brandenberg          47       Vice President;
                                         Deputy President,
                                         Computer Systems Group

George R. Gazerwitz           53       Vice President,
                                         Marketing, United
                                         States Division

John J. Holton                61       Vice President, Strategic
                                         Account Marketing,
                                         United States Division

Deborah C. Hopkins            39       Vice President and
                                         Controller

Clive W. Ingham               48       Vice President; Group
                                         General Manager,
                                         European Group,
                                         Europe/Africa Division

Jack F. McHale                45       Vice President,
                                         Investor and Corporate
                                         Communications

Thomas E. McKinnon            49       Vice President,
                                         Human Resources

James L. Murtaugh             55       Vice President,
                                         Engineering, Computer
                                         Systems Group

Dewaine L. Osman              59       Vice President, Corporate
                                         Planning and Business
                                         Development

John W. Perry                 55       Vice President;
                                         President, Financial
                                         Line of Business,
                                         Information Services
                                         and Systems Group

Stefan C. Riesenfeld          45       Vice President and
                                         Treasurer

William G. Rowan              51       Vice President,
                                         Chief Information
                                         Officer

Bobette Jones                 65       Secretary



    There are no family relationships among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer's earlier resignation or removal.

    Mr. Unruh has been the Chairman of the Board and Chief Executive Officer since 1990. He was President and Chief Operating Officer from 1989 to 1990 and Executive Vice President from 1986 to 1989. He has also held the position of Senior Vice President and Chief Financial Officer. Mr. Unruh has been a member of the Board of Directors since 1986 and has been an officer since 1982.

    Mr. Lynch has been an Executive Vice President of Unisys and President of the Computer Systems Group since 1991. He was Senior Vice President of the Computer Systems Product Group from 1990 to 1991. Prior to 1990, he held various sales, marketing and engineering positions at NCR Corporation, including Vice President and General Manager, General Purpose Systems
Division.  Mr. Lynch has been an officer since 1991.

    Mr. Zettlemoyer was elected an Executive Vice President of Unisys and named President of Unisys Government Systems Group in August 1993. He was a Senior Vice President of Unisys and President of Paramax Systems Corporation, a subsidiary of Unisys, from December 1992 to August 1993. He was Vice President, Corporate Planning, from July to December 1992; President, Electronic and Information Systems Group, of Paramax Systems Corporation from 1991 to 1992; President, Electronic and Information Systems Group, Defense Systems Division from 1989 to

1991; and Vice President and General Manager, Computer Systems
Division, Defense Systems Division from 1986 to 1989.
Mr. Zettlemoyer has been an officer since 1987.

    Mr. Barron has been Senior Vice President and General
Counsel of Unisys since 1992.  He was Vice President and General
Counsel from 1991 to 1992 and a member of the law firm Seyfarth, Shaw, Fairweather and Geraldson from 1986 to 1991. Mr. Barron has been an officer since 1991.

    Mr. Blechschmidt was elected Senior Vice President of Unisys in February 1994 and has been President of the Pacific Asia Americas Division since 1990. He was Vice President from 1990 to February 1994; Vice President, Japan Operations; and President of the Unisys Japan Limited subsidiary from 1987 to 1990. Mr. Blechschmidt has been an officer since 1990.

    Mr. Millar has been a Senior Vice President of Unisys and President of the Worldwide Information Services Group since 1992. He was Chairman of PSF Management International, a professional services consulting organization, from 1990 to 1992 and Chairman and Chief Executive Officer of Saatchi & Saatchi Consulting Ltd. from 1986 to 1990. Mr. Millar has been an officer since 1992.

    Mr. Patton has been a Senior Vice President of Unisys and President of the United States Division since 1991. He was Chairman and Chief Executive Officer of Parallan Computer, Inc. from 1990 to 1991; a private investor from 1989 to 1990; and President and Chief Executive Officer of MAI Basic Four from 1984 to 1989. Mr. Patton has been an officer since 1991.

    Mr. Robson has been Senior Vice President and Chief
Financial Officer since 1991.  He was Vice President and Chief
Financial Officer from 1990 to 1991 and Vice President and
Corporate Controller from 1987 to 1990. Mr. Robson has been an officer since 1987.

    Mr. Blaine has been Vice President and General Manager, Latin American and Caribbean Group, of the Pacific Asia Americas Division since 1990. He was Vice President, Human Resources, of Unisys from 1988 to 1990. Mr. Blaine has been an officer since 1988.

    Mr. Brandenberg has been a Vice President of Unisys and the Deputy President of the Computer Systems Group since 1992. He was Vice President and General Manager of the Computer Systems Group from 1990 to 1992; Vice President and General Manager of the Diversified Products Group from 1989 to 1990 and Vice

President and General Manager of the Financial Products Group from 1985 to 1989. Mr. Brandenberg has been an officer since
1990.

    Mr. Gazerwitz has been Vice President, Marketing, of the United States Division since December 1992. He was Vice President and Group Vice President, Eastern Region, United States Information Systems from 1990 to 1992; and Vice President and President, Customer Services and Support, United States Information Systems from 1988 to 1990. Mr. Gazerwitz has been an officer since 1984.

    Mr. Holton has been Vice President, Strategic Account
Marketing, since 1990.  He was Vice President, Corporate
Marketing, from 1989 to 1990. Mr. Holton has been an officer since 1985.

    Ms. Hopkins has been Vice President and Controller since
January 1993.  She was Vice President, Corporate Business
Analysis from 1991 to 1993; and Director, Image Business
Development, Program Management, of the Computer Systems Product
Group from 1989 to 1991.  Ms. Hopkins has been an officer since
January 1993.

    Mr. Ingham has been Vice President and Group General Manager, European Group, Europe/Africa Division since November 1993. He was Vice President, Corporate Marketing, from 1991 until November 1993; and Vice President and General Manager, Asia Group, of the Pacific Asia Americas Division from 1989 to 1991. Mr. Ingham has been an officer since 1992.

    Mr. McHale has been Vice President, Investor and Corporate
Communications, since 1989.  He was Vice President, Public and
Investor Relations, from 1986 to 1989. Mr. McHale has been an officer since 1986.

    Mr. McKinnon has been Vice President, Human Resources, since
1990.  He was Vice President of the Pacific Asia Americas
Division from 1989 to 1990; and Staff Vice President, Corporate
Human Resources, from 1987 to 1989. Mr. McKinnon has been an officer since 1991.

    Mr. Murtaugh has been Vice President, Engineering, of the Computer Systems Group since 1991. He was Vice President and General Manager, Information Networking Group, Computer Systems Product Group from 1990 to 1991; and Vice President, General Systems Group, Corporate Systems Group from 1988 to 1990. Mr. Murtaugh has been an officer since 1989.

    Mr. Osman has been Vice President, Corporate Planning and Business Development, since 1992 and acting Vice President, Commercial Marketing since November 1993. Prior to October 1992, he had been President of Ascom Timeplex, Inc. (formerly Timeplex, Inc., the communications networking subsidiary of Unisys) since its divestiture by Unisys in 1991. From 1986 to 1991, Mr. Osman was an officer of Unisys, serving as President of the Communications and Networks Group and as President of Timeplex, Inc. from 1989 to 1991; Executive Vice President of the United States Information Systems Division from January to June 1989 and President of the Communications and Airlines Division from 1986 to 1989. He was reelected an officer in 1992.

    Mr. Perry has been a Vice President of Unisys since 1990 and President, Financial Line of Business, Information Services and Systems Group since August 1993. He was Vice President and General Manager of Unisys Limited, the United Kingdom subsidiary
of Unisys, from 1986 to August 1993.   Mr. Perry has been an
officer since 1990.

    Mr. Riesenfeld has been Vice President and Treasurer since
1989. He was Vice President, Corporate Development, from 1986 to 1989. Mr. Riesenfeld has been an officer since 1988.

    Mr. Rowan has been Vice President, Chief Information
Officer since 1992. He was Vice President and Controller from 1991 to 1992; Vice President, Business Operations, from February to April 1991; and Vice President, Finance, of the Pacific
Asia Americas Division from 1986 to 1991. Mr. Rowan has been an officer since 1991.

    Ms. Jones has been Secretary since 1990. She was Acting Corporate Secretary and Staff Vice President, Administrative Information, from June to October 1990; and Assistant Secretary, Associate General Counsel and Staff Vice President, Administrative Information, from 1987 to 1990. Ms. Jones has been an officer since 1990.

                             PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- -------------------------------------------------------------
STOCKHOLDER MATTERS
- -------------------

    Information as to the markets for Unisys Common Stock, the high and low sales prices for Unisys Common Stock, the approximate number of record holders of Unisys Common Stock, the payment of dividends, and restrictions on such payment is set forth under the headings "Quarterly financial information", "Selected financial data", "Common Stock Information", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 10 and 15 of the Notes to Consolidated Financial Statements in the Unisys 1993 Annual Report to Stockholders and is incorporated herein by reference. The approximate number of holders is based upon record holders as of December 31, 1993.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

    A summary of selected financial data for Unisys for each of the last five years is set forth under the heading "Selected financial data" in the Unisys 1993 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

    Management's discussion and analysis of financial condition, changes in financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1993 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

    The financial statements of Unisys, consisting of the consolidated balance sheet at December 31, 1993 and 1992 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1993, appearing in the Unisys 1993 Annual Report to Stockholders, together with the report of Ernst & Young, independent auditors, on the financial statements at December 31, 1993 and 1992 and for each of the three years ended December 31, 1993, 1992, and 1991, appearing in the Unisys 1993 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 1993
Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
- ------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

    Not applicable.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

    (a) Identification of Directors. Information concerning the directors of Unisys Corporation is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 1995" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 1996" in the Unisys Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

    (b) Identification of Executive Officers. Information concerning executive officers of Unisys Corporation is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in
Part I, Item 10, of this report.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

    Information concerning executive compensation is set forth under the heading "EXECUTIVE COMPENSATION" in the Unisys Proxy
Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
- -------------------------------------------------
         OWNERS AND MANAGEMENT
         ---------------------

    (a)  Security Ownership of Certain Beneficial Owners.   The
TCW Group, Inc. (865 South Figueroa Street, Los Angeles, California 90017) has filed a Schedule 13G with the Securities and Exchange Commission dated February 6, 1994 reporting beneficial ownership of 12,692,350 shares of Unisys Common Stock. Such shares represented approximately 7.4% of the total outstanding shares of Unisys Common Stock as of March 1, 1994. The TCW Group, Inc. has reported sole voting power and sole dispositive power with respect to all such shares. To Unisys knowledge, as of March 1, 1994, no other person was the beneficial owner of more than 5% of the total outstanding shares of Unisys Common Stock.

    (b) Security Ownership of Management. Certain information furnished by members of management with respect to shares of Unisys equity securities beneficially owned as of March 1, 1994 by all directors individually, by certain named officers and by all directors and officers of Unisys as a group is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

    Information concerning certain relationships and transactions between Unisys and members of its management is set forth under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE -- Compensation Committee Interlocks and Insider Participation" in the Unisys Proxy Statement for the 1994 Annual Meeting of Stockholders and is incorporated herein by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
- -------------------------------------------------------------
         ON FORM 8-K
         -----------

(a) The following documents are filed as part of this report:

1.  Financial Statements from the Unisys 1993 Annual Report to
    Stockholders which are incorporated herein by reference:

                                                   Annual Report
                                                     Page No.
Consolidated Balance Sheet at                      -------------
  December 31, 1993 and December 31, 1992...............25

Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1993.....23

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1993.....27

Notes to Consolidated Financial Statements..............30-41

Report of Independent Auditors..........................43

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule                                            Form 10-K
 Number                                              Page No.
- --------                                            ---------

  II   Amounts Receivable from Related Parties
       and Underwriters, Promoters and
       Employees Other than Related Parties.............19

VIII   Valuation and Qualifying Accounts................22

 IX    Short-Term Borrowings............................23

     The financial statement schedules should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 1993 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted since these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 24 through 27. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.24.

(b) Reports on Form 8-K.

    During the quarter ended December 31, 1993, no Current
Reports on Form 8-K were filed.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNISYS CORPORATION

                                By: /s/ James A. Unruh
                                    ---------------------------
                                    James A. Unruh
                                    Chairman of the Board
                                    and Chief Executive Officer

                                Date: March 28, 1994

      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1994.

/s/ James A. Unruh              *Gail D. Fosler
- ---------------------           ---------------------
James A. Unruh                   Gail D. Fosler
Chairman of the Board            Director
and Chief Executive
Officer (principal
executive officer) and
Director

/s/ George T. Robson            *Melvin R. Goodes
- ---------------------           ---------------------
George T. Robson                 Melvin R. Goodes
Senior Vice President and        Director
Chief Financial Officer
(principal financial
officer)

/s/ Deborah C. Hopkins          *Edwin A. Huston
- ---------------------           ---------------------
Deborah C. Hopkins               Edwin A. Huston
Vice President and               Director
Controller (principal
accounting officer)

*J. P. Bolduc                   *Kenneth A. Macke
- ---------------------           ---------------------
 J. P. Bolduc                    Kenneth A. Macke
 Director                        Director

*James J. Duderstadt            *Robert McClements, Jr.
- ---------------------           -----------------------
 James J. Duderstadt             Robert McClements, Jr.
 Director                        Director

*William G. Milliken            *Donald V. Seibert
- ---------------------           -----------------------
 William G. Milliken             Donald V. Seibert
 Director                        Director

*Alan E. Schwartz
- ---------------------
 Alan E. Schwartz
 Director




                                *By:/s/ George T. Robson
                                    -----------------------
                                        George T. Robson
                                        Attorney-in-Fact

                                                                                SCHEDULE II
                                     UNISYS CORPORATION
                  SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
              UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                                                             Balance
                                   Principal         Deductions              12/31/93
Name of             Balance at    and Interest   Amounts      Amounts                 Not
Debtor               1/1/93        Additions    Collected    Forgiven     Current   Current
- -------------------------------------------------------------------------------------------

R. Braun <F1>       $248,000                   $ 35,000                            $213,000

G. R. Gazerwitz <F2> 260,000                                                        260,000

J. F. McHale <F2>    127,500                                                        127,500

J. A. Unruh <F2>     620,000                    125,000                             495,000

Notes:

<F1>  In August 1993, Mr. Braun's employment was terminated.  In accordance with his employment agreement the repayment period on his interest-free home mortgage loan has been extended until the first to occur of the following:  (i) the fifth anniversary of date of termination; (ii) the date on which the home is sold; or (iii) the date on which the home is leased.

<F2>  The above loans are to be paid upon the earliest of 20 years from the beginning of loan periods, 15 days after sale of residence acquired with proceeds of the loans or six months after termination of employement.  Loans are without interest.  Loans are secured by mortgage on said residence.

                                                                                SCHEDULE II

                                       UNISYS CORPORATION
                  SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
              UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                   Principal         Deductions              12/31/92
Name of             Balance at    and Interest   Amounts      Amounts                 Not
Debtor               1/1/92        Additions    Collected    Forgiven     Current   Current
- -------------------------------------------------------------------------------------------

M. A. Belsky        $253,750                   $253,750                                -0-

R. Braun             248,000                                                       $248,000

G. R. Gazerwitz      260,000                                                        260,000

C. W. Ingham         125,000                    125,000                                -0-

K. Latimer           140,000                                                          <F1>

J. F. McHale         127,500                                                        127,500

J. Petersen          370,000                    340,356     $29,644                    -0-

I. Roth              500,000                                                          <F2>

J. A. Unruh          620,000                                                        620,000

<F1> The individual is no longer employed by the Company.  During 1993, $100,000 of the principal balance was paid to the Company and $40,000 was forgiven.

<F2> Loan is to be paid upon earliest of 20 years from beginning of loan period, 15 days after sale of residence to be acquired with proceeds of the loan, six months after termination of employment, or 120 days after the residence ceases to be the principal personal residence.  Loan is without interest, but is a "shared appreciation"
     agreement, with the Company's share of appreciation limited to the equivalent of 12%
     interest per annum.  The Company also agrees to assume the risk of depreciation in the market value of the real estate.  The individual is no longer employed by the Company and the loan has not been paid in accordance with its terms.  The Company is currently in negotiation with the individual concerning repayment of said loan.

                                                                                SCHEDULE II

                                       UNISYS CORPORATION
                  SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
              UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                   Principal         Deductions              12/31/91
Name of             Balance at    and Interest   Amounts      Amounts                 Not
Debtor               1/1/91        Additions    Collected    Forgiven     Current   Current
- -------------------------------------------------------------------------------------------

H. B. Amell         $135,000                   $135,000                                -0-

M. A. Belsky         253,750                                            $ 253,750

R. Braun             248,000                                                       $248,000

H. L. Caswell        230,000                    230,000                                -0-

G. R. Gazerwitz      260,000                                                        260,000

C. A. Hessler        160,800                    160,800                                -0-

C. W. Ingham           -0-        $125,000                               125,000

K. Latimer           140,000                                                        140,000

J. P. Lerman         150,000                    150,000                                -0-

J. F. McHale         127,500                                                        127,500

L. McMannon          310,000                    310,000                                -0-

J. Petersen          370,000                                                        370,000

I. Roth              500,000                                                        500,000

J. A. Unruh          620,000                                                        620,000

R. B. Williams       224,500                    224,500                                -0-

                                                                           SCHEDULE VIII

                                  UNISYS CORPORATION
                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                      (Millions)

                                               Additions
                                  Balance at   Charged                         Balance
                                  Beginning    to Costs                        at End
Description                       of Period    and Expenses   Deductions <F1>  of Period
- ----------------------------------------------------------------------------------------

Allowance for Doubtful Accounts
 (deducted from accounts and
  notes receivable):


Year Ended December 31, 1991       $152.8       $34.1          $(63.4)         $123.5

Year Ended December 31, 1992       $123.5       $32.5          $(32.2)         $123.8

Year Ended December 31, 1993       $123.8       $ 9.6          $(36.1)         $ 97.3

<F1> Write-off of bad debts less recoveries.

                                                                                      SCHEDULE IX

                                      UNISYS CORPORATION
                             SCHEDULE IX - SHORT-TERM BORROWINGS
                                       ($ in Millions)

                                                     Maximum      Average         Weighted
                                           Weighted  Amount       Amount          Average
             Category of        Balance    Average   Outstanding  Outstanding     Interest
Year Ended   Aggregate Short-   at End     Interest  During       During          Rate During
December 31  Term Borrowings    of Period    Rate    the Period   the Period <F2> the Period <F3>
- -------------------------------------------------------------------------------------------------

  1991       Notes Payable <F1>  $277.4     13.9%      $  791.3     $  437.2         15.8%


  1992       Notes Payable       $ 53.2     12.4%      $1,406.7     $1,052.7          7.6%


  1993       Notes Payable       $  6.0     10.4%      $  130.1     $   55.2         10.8%

<F1>  Bank borrowings in 1991, supported by the revolving credit agreements, were classified as long-term debt on the basis of the Company's intention to maintain the supporting agreements, and were therefore not included in the above amounts.

<F2>  Average amount outstanding during the period is the average of month end borrowings.

<F3>  Average interest rate during the period is determined by dividing actual interest accrued by average amount outstanding during the period.

                          EXHIBIT INDEX

Exhibit
Number                            Description
- -------                           -----------

 3.1        Restated Certificate of Incorporation of Unisys
            Corporation, incorporated by reference to Exhibit
            3(a) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 3.2 By-Laws of Unisys Corporation, incorporated by reference to Exhibit 3(b) to the registrant's Annual
            Report on Form 10-K for the year ended December 31, 1992.

 4.1 Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the registrant, incorporated by reference to
            Exhibit 4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145).

 4.2 Form of Rights Agreement dated as of March 7, 1986 between Burroughs Corporation and Harris Trust Company of New York, as Rights Agent, which includes as Exhibit A, the Certificate of Designations for the Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate, incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A, dated March 11, 1986.

 4.3 Second Rights Agreement, dated as of June 28, 1990, by and between registrant and Mitsui & Co., Ltd. and joined by Harris Trust Company of New York, incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K dated
            June 28, 1990.

 4.4 Purchase Agreement, dated as of June 25, 1990, between the registrant and Mitsui & Co., Ltd., incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated
            June 28, 1990.

10.1        Deferred Compensation Plan for Officers of Unisys
            Corporation, as amended and restated as of January
            1, 1994.

10.2        Deferred Compensation Plan for Directors of Unisys
            Corporation, as amended and restated as of January
            1, 1994.

10.3        Unisys Worldwide Information Services Long Term
            Incentive Plan effective as of January 1, 1993.

10.4 Form of Executive Employment Agreement, incorporated by reference to Exhibit 10(a) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985.
10.5 Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1987.

10.6 Employment Agreement, dated August 6, 1991, between the registrant and Reto Braun, incorporated by reference to Exhibit 10(c) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.7 Employment Agreement, dated December 20, 1991, between the registrant and James A. Unruh, incorporated by reference to Exhibit 10(e) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.8 Form of Retention Agreement for Key Executives, incorporated by reference to Exhibit 10(f) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.9 Form of Retention Agreement for Key Executives, incorporated by reference to Exhibit 10(g) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.10 Stock Unit Plan for Directors of Unisys Corporation, as amended and restated as of September 23, 1993, incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.

10.11 Summary of supplemental executive benefits provided to officers of Unisys Corporation, incorporated by reference to Exhibit 10(k) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

10.12 Unisys Executive Annual Variable Compensation Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders.

10.13 1982 Unisys Long-Term Incentive Plan, as amended and restated through September 1, 1989, incorporated by reference to Exhibit 10(p) to the registrant's
            Annual Report on Form 10-K for the year ended
            December 31, 1990.

10.14 Amendment, dated December 11, 1989, to the 1982 Unisys Long-Term Incentive Plan, incorporated by reference to Exhibit 10(o) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10.15 Amendment, dated July 25, 1990, to 1982 Unisys Long-Term Incentive Plan, incorporated by reference to
            Exhibit 10(r) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

10.16 1990 Unisys Long-Term Incentive Plan, effective as of January 1, 1990 incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 20, 1990, for its 1990 Annual Meeting of Stockholders.

10.17 Sperry Corporation Pension Plan for Outside Directors of the Board of Directors, as amended, incorporated by reference to Exhibit 10-J to the Annual Report of Sperry Corporation on Form 10-K for the fiscal year ended March 31, 1984 (File No. 1-
            3908).

10.18 Form of Loan Agreement including Note used for bridge loans to executive officers purchasing residences, incorporated by reference to Exhibit
            10(kk) to the registrant's Annual Report on Form 10-
            K for the year ended December 31, 1986.

10.19 Form of Loan Agreement including Note used for term loans to executive officers purchasing residences, incorporated by reference to Exhibit 10(ll) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

10.20 Unisys Corporation Officers' Car Allowance Program, effective as of July 1, 1991, incorporated by reference to Exhibit 10(hh) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
10.21 Form of Indemnification Agreement between Unisys Corporation and each of its Directors, incorporated by reference to Exhibit B to the registrant's Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders.

10.22 Unisys Corporation Elected Officer Pension Plan, effective June 1, 1988, incorporated by reference to
            Exhibit 10(zz) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10.23       Amendment, dated February 27, 1992, to Unisys
            Corporation Elected Officers' Pension Plan, incorporated by reference to the registrant's Annual
            Report on Form 10-K for the year ended December 31, 1992.

10.24 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective
            April 1, 1988, incorporated by reference to Exhibit 10(aaa) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

11          Computation of earnings per share.

12          Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Annual Report to Stockholders of the registrant for the year ended December 31, 1993.

21          Subsidiaries of Unisys Corporation.

23          Consent of Ernst & Young.

24          Power of Attorney.