Form 10-K/A
period 1993-12-31
UNISYS CORP
filed 1994-05-02
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549



                           FORM 10-K/A


                         AMENDMENT NO. 1

                               TO
 ___
[_X_]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

     The undersigned registrant hereby amends its Annual Report on form 10-K for the fiscal year ended December 31, 1993 by adding the following Exhibits:

EXHIBIT NO.                                  DESCRIPTION



   99.1                            Form 11-K for the fiscal year
                                   ended December 31, 1993 for the
                                   Unisys Savings Plan

   99.2                            Form 11-K for the fiscal year
                                   ended December 31, 1993 for the
                                   Unisys Retirement Investment
                                   Plan


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNISYS CORPORATION



Date:  April 28, 1994              By: /s/Bobette Jones
                                       -------------------------
                                       Bobette Jones
                                       Corporate Secretary

                          EXHIBIT INDEX
                          -------------


EXHIBIT NO.                        DESCRIPTION
- -----------                        -----------

   99.1                  Form 11-K for the fiscal
                         year ended December 31, 1993
                         for the Unisys Savings Plan

   99.2                  Form 11-K for the fiscal
                         year ended December 31, 1993
                         for the Unisys Retirement
                         Investment Plan