Form 10-Q
period 1994-03-31
UNISYS CORP
filed 1994-05-16
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              ______________________

                                   FORM 10-Q

(Mark One)

 ___
[_X_]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994.

                                          OR
 ___
[___]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                            Commission file number  1-8729

                                 UNISYS CORPORATION

                 (Exact name of registrant as specified in its charter)

Delaware                                        38-0387840
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)          Identification No.)

                 Township Line and Union Meeting Roads
                 Blue Bell, Pennsylvania                  19424
             (Address of principal executive offices)  (Zip Code)
     Registrant's telephone number, including area code: (215) 986-4011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES _X_    NO ___

     Number of shares of Common Stock outstanding as of March 31, 1994:
170,659,814

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                  UNISYS CORPORATION
                             CONSOLIDATED BALANCE SHEET
                                      (Millions)
                                        March 31,  December 31,
                                            1994          1993
                                     (Unaudited)     (Audited)
Assets
Current assets
Cash and cash equivalents                  $  576.2      $  835.4
Marketable securities                         120.6         115.1
Accounts and notes receivable, net          1,046.2       1,088.2
Inventories
  Finished equipment and supplies             367.7         354.1
  Work in process and raw materials           431.0         399.8
Deferred income taxes                         313.4         313.4
Other current assets                          109.0          94.1
                                            -------       -------
Total                                       2,964.1       3,200.1
                                            -------       -------

Long-term receivables, net                     98.7         104.3
                                            -------       -------
Properties and rental equipment             2,755.6       2,776.0
Less-Accumulated depreciation               1,817.2       1,814.2
                                            -------       -------
Properties and rental equipment, net          938.4         961.8
                                            -------       -------
Cost in excess of net assets acquired       1,173.5       1,183.9
Investments at equity                         301.0         303.6
Deferred income taxes                         543.8         543.8
Other assets                                1,214.1       1,221.7
                                            -------       -------

Total                                      $7,233.6      $7,519.2
                                           ========      ========

Liabilities and stockholders' equity
Current liabilities
Notes payable                              $   14.4      $    6.0
Current maturities of long-term debt           21.6          25.0
Accounts payable                              918.1       1,027.0
Other accrued liabilities                     940.6       1,016.1
Dividends payable                             106.5          39.9
Estimated income taxes                        262.1         251.9
                                            -------       -------
Total                                       2,263.3       2,365.9
                                            -------       -------

Long-term debt                              1,914.8       2,025.0
Other liabilities                             424.4         432.8
Stockholders' equity
Preferred stock                             1,570.3       1,570.2
Common stock, issued:
     1994, 171.5; 1993, 171.2                   1.7           1.7
Retained earnings                             107.6         159.8
Other capital                                 951.5         963.8
                                            -------       -------
Stockholders' equity                        2,631.1       2,695.5
                                            -------       -------

Total                                      $7,233.6      $7,519.2
                                           ========      ========

See notes to consolidated financial statements.

                                UNISYS CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                          (Millions, except per share data)

                                      Three Months Ended March 31
                                             1994            1993
Revenue
  Sales                                   $  974.5       $1,189.6
  Services                                   385.4          346.5
  Equipment maintenance                      329.0          371.4
                                           -------        -------
                                           1,688.9        1,907.5
                                           -------        -------

Costs and expenses
  Cost of sales                              584.6          714.8
  Cost of services                           308.9          279.7
  Cost of equipment maintenance              197.8          223.9
  Selling, general and administrative        353.0          406.4
  Research and development                   121.6          130.3
                                           -------        -------
                                           1,565.9        1,755.1
                                           -------        -------

Operating income                             123.0          152.4

Interest expense                              52.0           72.1
Other income, net                             24.3            3.2
                                           -------        -------
Income before income taxes                    95.3           83.5
Estimated income taxes                        27.6           26.7
                                           -------        -------

Income before extraordinary items and
  changes in accounting principles            67.7           56.8
Extraordinary items                           (7.7)         (26.4)
Effect of changes in accounting
  principles                                                230.2
                                           -------        -------

Net income                                    60.0          260.6
Dividends on preferred shares                 30.1           30.4
                                           -------        -------


Earnings on common shares                 $   29.9       $  230.2
                                          ========       ========
Earnings per common share
Primary
  Before extraordinary items and
    changes in accounting principles      $    .21       $    .16
  Extraordinary items                         (.04)          (.16)
  Effect of changes in accounting
    principles                                               1.39
                                           -------        -------

    Total                                 $    .17       $   1.39
                                          ========       ========

Fully diluted
  Before extraordinary items and
    changes in accounting principles      $    .21       $    .23
  Extraordinary items                         (.04)          (.11)
  Effect of changes in accounting
    principles                                                .94
                                           -------        -------
     Total                                $    .17       $   1.06
                                          ========       ========

See notes to consolidated financial statements.

                                UNISYS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                      (Millions)
                                      Three Months Ended March 31
                                             1994            1993
Cash flows from operating activities
Net income                                  $  60.0        $ 260.6
Add (deduct) items to reconcile net
     income to net cash (used for) provided
     by operating activities
Effect of extraordinary items and changes
     in accounting principles                   7.7         (203.8)
Depreciation                                   61.6           82.1
Amortization:
     Marketable software                       37.5           33.0
     Cost in excess of net assets acquired     10.4           10.3
Decrease in receivables, net                   44.3          179.1
(Increase) decrease in inventories           ( 44.8)          80.2
(Decrease) in accounts payable and
     other accrued liabilities               (185.0)        (150.8)
Increase (decrease) in estimated income
     taxes                                     10.2         ( 62.0)
(Decrease) in other liabilities              (  8.4)        ( 19.8)
(Increase) decrease in other assets          ( 17.6)           6.8
Other                                          17.1           14.7
                                            -------        -------
Net cash (used for) provided by
       operating activities                  (  7.0)         230.4
                                            -------        -------

Cash flows from investing activities
Proceeds from investments                     334.7          625.8
Purchases of investments                     (334.1)        (620.5)
Proceeds from marketable securities            89.2           73.8
Purchases of marketable securities           ( 92.3)        ( 24.2)
Proceeds from sales of properties               2.7            1.5
Investment in marketable software            ( 27.2)        ( 18.7)
Capital additions of properties
     and rental equipment                    ( 43.6)        ( 39.1)
                                            -------        -------
Net cash used for investing activities       ( 70.6)        (  1.4)
                                            -------        -------

Cash flows from financing activities
Payment of debt                              (139.2)        (223.6)
Net proceeds from (reduction in) short-
     term borrowings                            8.4         ( 11.9)
Dividends paid on preferred shares           ( 45.6)        ( 46.1)
Other                                           2.0             .6
                                            -------        -------
Net cash used for financing activities       (174.4)        (281.0)
                                            -------        -------
Effect of exchange rate changes on cash
     and cash equivalents                    (  7.2)        (  7.2)
                                            -------        -------
Decrease in cash and cash equivalents        (259.2)        ( 59.2)
Cash and cash equivalents, beginning of
     period                                   835.4          809.1
                                            -------        -------

Cash and cash equivalents, end of period    $ 576.2        $ 749.9
                                           ========       ========

See notes to consolidated financial statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods specified. These adjustments consist only of normal recurring accruals. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.

a. During the three months ended March 31, 1994, the Company recorded an extraordinary charge for the repurchases of debt of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.

b. Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 109, "Accounting for Income Taxes." The adoption of SFAS 106 decreased net income for the three months ended March 31, 1993 by $194.8 million, net of $124.5 million of income tax benefits, or $.79 per fully diluted common share, and the adoption of SFAS 109 increased net income for the three months ended March 31, 1993 by $425.0 million, or $1.73 per fully diluted common share.


c. In April 1993, the Company settled lawsuits with Honeywell Inc. in connection with its sale of the Sperry Aerospace Group in December 1986. As a result of the settlement, in the three months ended March 31, 1993, the Company recorded an extraordinary charge of $26.4 million, net of $16.8 million of income tax benefits, or $.11 per fully diluted common share.

d. For the three months ended March 31, 1994 and 1993, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share, for the three months ended March 31, 1994, assumes the conversion of the 8 1/4% Convertible Subordinated Notes due August 1, 2000. For the three months ended March 31, 1993, in addition to the assumed conversion of the Convertible Notes, the fully diluted earnings per share computation also assumes the conversion of Series A Preferred Stock. The shares used in the computations are as follows (in thousands):

                                   Three Months ended
                                        March 31,
                                   ------------------
                                    1994         1993
                                    ----         ----
            Primary               173,331      165,024
            Fully diluted         207,379      246,731

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Results of Operations

For the three months ended March 31, 1994, the Company reported net income of $60.0 million, or $.17 per primary and fully diluted common share, compared to net income of $260.6 million, or $1.39 per primary common share and $1.06 per fully diluted common share, for the three months ended March 31, 1993. Net income for the first quarter ended March 31, 1994 included a cost of $7.7 million, or $.04 per fully diluted common share, as a result of an extraordinary charge for repurchases of debt. Net income for the three months ended March 31, 1993 included an extraordinary charge of $26.4 million, or $.11 per fully diluted common share, and a credit of $230.2 million, or $.94 per fully diluted common share, as a result of the adoption of new accounting standards.

Revenue for the first quarter ended March 31, 1994 was $1.7 billion, down 11% from revenue of $1.9 billion for the first quarter ended March 31, 1993. The largest declines occurred in Europe and in the Government Systems business units. Revenue in Europe was weaker than anticipated and the Company's goal for slight revenue growth Company-wide in 1994 will be dependent on significant improvement in this market. Sales revenue declined 18% to $1.0 billion from $1.2 billion in last years' first quarter, due to decreases in sales of enterprise systems and servers, departmental servers and desktop systems, software and custom defense systems. Services revenue increased 11% to $385.4 million from $346.5 million in last years' first quarter as the Company continued to implement its strategy to aggressively grow its services and systems integration business. Equipment maintenance revenue declined 11% to $329.0 million from $371.4 million last year, due principally to a decline in equipment sales and improved product reliability.

Total gross profit margin was 35% in the first quarter of 1994 compared to 36% in the same period a year earlier. This decline was principally due to a higher proportion of lower margin services revenue offset in part by favorable contract resolutions which improved sales gross profit margin. Sales gross profit margin was 40% in both periods; services gross profit margin was 20% in the current quarter compared to 19% last year; and equipment maintenance gross profit margin was 40% in both periods. Gross profit margins are expected to be pressured by competitive pricing and the continuing shift to lower margin products and services.

In the first quarter of 1994, selling, general and administrative expenses were $353.0 million compared to $406.4 million in the first quarter of 1993. The decline was principally due to the effects of cost containment actions and, to a lesser extent, foreign currency translation and nonrecurring expense reductions.

Research and development expenses were $121.6 million in the quarter ended March 31, 1994 compared to $130.3 million a year earlier.

As a result of the above, operating income was $123.0 million for the three months ended March 31, 1994 or 7% of revenue, compared to $152.4 million, or 8% of revenue, in the year ago period. The decline in operating income was principally due to lower revenue. Partially offsetting this decline were further cost reductions and favorable contract resolutions which included a royalty settlement with an OEM supplier. Given ongoing structural change in the industry and weakness in some markets, the Company continues to rely on cost reductions as a principal means for driving profit.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)


Interest expense was $52.0 million compared with $72.1 million a year earlier, principally reflecting lower average debt levels.

Other income in the first quarter of 1994 was $24.3 million compared to $3.2 million in the year ago period. The change is principally due to a smaller provision under the 1991 "Ill Wind" settlement agreement, which requires the Company to make contingency payments based on proceeds from asset sales and on net income. Other income in the first quarter of 1994 includes a charge of $6.0 million for such contingency payments compared to $20.0 million in the year ago period. The maximum contingent amount payable for 1994 under this settlement agreement is $30.0 million; the maximum contingent amount payable for 1993 was $20.0 million, all of which was provided for in the first quarter of 1993.

It is the Company's policy to minimize its exposure to foreign currency fluctuations. On a net basis, and after taking into account the cost of the Company's hedging program, foreign currency effects had a minimal effect on pretax results for the three months ended March 31, 1994.

Estimated income taxes were $27.6 million in the first quarter of 1994 compared to $26.7 million in the first quarter of 1993.

Net income for the three months ended March 31, 1994 was $60.0 million compared to $260.6 million for the three months ended March 31, 1993. Income before extraordinary items and changes in accounting principles for the three months ended March 31, 1994 was $67.7 million compared to $56.8 million in the year ago period.

Excluding the effects of extraordinary items and accounting changes, fully diluted earnings per common share for the first quarter of 1994 were $.21 compared to $.23 for the first quarter of 1993. Because of the additional income caused by the accounting changes adopted in 1993, the earnings per share computation for 1993 assumed the conversion of Series A preferred stock. The 1994 computation does not assume such conversion since it would be antidilutive. If the 1993 computation had been made on a basis comparable to that of 1994, fully diluted earnings per common share before extraordinary items and changes in accounting principles would have been $.16 per share for the three months ended March 31, 1993 compared to $.21 per share for the three months ended March 31, 1994.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)


Extraordinary Items and Accounting Changes

During the three months ended March 31, 1994, the Company repurchased and redeemed $112.5 million of debt. The associated costs resulted in an extraordinary charge of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.

Effective January 1, 1994, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."
SFAS 112 establishes financial accounting standards for employers that provide benefits to former or inactive employees after employment but before retirement. SFAS 115 establishes financial accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of adoption of these statements on the Company's consolidated financial position and results of operations was immaterial.


In April 1993, the Company settled lawsuits with Honeywell Inc. in connection with its sale of the Sperry Aerospace Group in December 1986. As a result of the settlement, in the three months ended March 31, 1993, the Company recorded an extraordinary charge of $26.4 million, net of $16.8 million of income tax benefits, or $.11 per fully diluted common share.

Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS
109, "Accounting for Income Taxes."   The adoption of SFAS 106 decreased
net income for the three months ended March 31, 1993 by $194.8 million, net of $124.5 million of income tax benefits, or $.79 per fully diluted common share, and the adoption of SFAS 109 increased net income for the three months ended March 31, 1993 by $425.0 million, or $1.73 per fully diluted common share.

Financial Condition

During the three months ended March 31, 1994, the Company's operations used $7.0 million cash whereas operations generated $230.4 million cash in the same period a year earlier. Cash flow from operations decreased
from a year ago as less cash was   generated from reductions in
inventories and accounts receivable.

Investments in properties and rental equipment during the first quarter of 1994 were $43.6 million compared to $39.1 million in last years' first quarter.

At March 31, 1994, total debt was $1.95 billion, a decline of $105.2 million from December 31, 1993 principally due to the repurchases and redemptions discussed above. The Company intends to continue repurchases or redemptions from time to time. Cash, cash equivalents and marketable securities at March 31, 1994 were $696.8 million compared to $950.5 million at December 31, 1993. During the three months ended March 31, 1994, debt net of cash and marketable securities increased $148.5 million. As a percent of total capital, debt net of cash and marketable securities at March 31, 1994 was 32% compared to 29% at December 31, 1993.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)


In February 1994, the Company declared a Series A preferred stock dividend which was paid on April 15, 1994. On April 1, 1994, the Company declared a Series B and C preferred stock dividend which was also paid on April 15, 1994. These dividends included full payment for all preferred stock dividend arrearages.

Stockholders' equity decreased $64.4 million during the first quarter of 1994, principally reflecting net income of $60.0 million, offset by preferred dividends of $112.2 million and unfavorable currency translation adjustments of $14.0 million.

At March 31, 1994, the Company had deferred tax assets in excess of deferred tax liabilities of $1,123 million. For the reasons cited below, management believes that it is more likely than not that $773 million of such assets will be realized, therefore resulting in a valuation allowance of $350 million. In assessing the likelihood of realization of this asset, the Company has considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

The principal basis used to assess the likelihood of realization was the Company's forecast of future taxable income which was adjusted by applying varying probability factors to the achievement of this forecast. Forecasted taxable income is expected to arise from ordinary and recurring operations and to be sufficient to realize the entire amount of net deferred tax assets. Approximately $2.3 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. The major portion of such carryforwards expire beyond the year 2003. In addition, substantial amounts of foreign net operating losses have an indefinite carryforward period. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. In recent years, the computer industry has undergone dramatic changes and there can be no assurance that in the future there could not be increased competition or other factors which may result in a decline in sales or margins, loss of market share, or technological obsolescence. The Company will evaluate quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance if necessary.

In 1994, the Company may settle certain open tax years with the Internal Revenue Service, which could result in cash payments by the Company of approximately $125 million. These payments will not affect earnings since provision for these taxes has been made in prior years.

PART II - OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

(b) On April 15, 1994, the Company paid in full the accumulated dividend arrearage on each of its Series A Cumulative Convertible
Preferred Stock, Series B Cumulative Convertible Preferred Stock and Series C Cumulative Convertible Preferred Stock. As of the date of this Report, no preferred dividends are in arrears.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 See Exhibit Index.

(b) Reports on Form 8-K

During the quarter ended March 31 1994, the Company filed no Current Reports on Form 8-K.

                                      SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                UNISYS CORPORATION



Date:  May 16, 1994             By: /s/ Deborah C. Hopkins
                                    -----------------------------
                                    Deborah C. Hopkins
                                    Vice President and Controller
                                    (chief accounting officer)

                                    EXHIBIT INDEX



Exhibit
Number                     Description


11                  Statement of Computation of Earnings
                    Per Share for the three months ended
                    March 31, 1994 and 1993

12                  Statement of Computation of Ratio
                    of Earnings to Fixed Charges