Form 10-Q
period 1994-06-30
UNISYS CORP
filed 1994-08-15
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                ______________________

                                      FORM 10-Q


(Mark One)
 ___
[_X_]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1994.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [ X ]    NO

     Number of shares of Common Stock outstanding as of June 30, 1994:
170,820,349

                                         -2-
Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                  UNISYS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                      (Millions)
                                                   June 30,  December 31,
                                                      1994          1993
                                                (Unaudited)     (Audited)
                                                -----------  ------------
Assets
Current assets
Cash and cash equivalents                         $  492.2      $  835.4
Marketable securities                                 35.9         115.1
Accounts and notes receivable, net                 1,038.1       1,088.2
Inventories
  Finished equipment and supplies                    353.8         354.1
  Work in process and raw materials                  469.3         399.8
Deferred income taxes                                313.4         313.4
Other current assets                                  94.2          94.1
                                                  --------      --------
Total                                              2,796.9       3,200.1
                                                  --------      --------

Long-term receivables, net                            96.9         104.3
                                                  --------      --------
Properties and rental equipment                    2,708.4       2,776.0
Less-Accumulated depreciation                      1,771.2       1,814.2
                                                  --------      --------
Properties and rental equipment, net                 937.2         961.8
                                                  --------      --------
Cost in excess of net assets acquired              1,163.2       1,183.9
Investments at equity                                310.8         303.6
Deferred income taxes                                543.8         543.8
Other assets                                       1,181.0       1,221.7
                                                  --------      --------

Total                                             $7,029.8      $7,519.2
                                                  ========      ========

Liabilities and stockholders' equity
Current liabilities
Notes payable                                     $   10.3      $    6.0
Current maturities of long-term debt                  71.2          25.0
Accounts payable                                     900.9       1,027.0
Other accrued liabilities                            869.3       1,016.1
Dividends payable                                     26.6          39.9
Estimated income taxes                               232.8         251.9
                                                  --------      --------
Total                                              2,111.1       2,365.9
                                                  --------      --------

Long-term debt                                     1,864.3       2,025.0
Other liabilities                                    401.7         432.8
Stockholders' equity
Preferred stock                                    1,570.3       1,570.2
Common stock, issued: 1994, 171.7; 1993, 171.2         1.7           1.7
Retained earnings                                    114.9         159.8
Other capital                                        965.8         963.8
                                                  --------      --------
Stockholders' equity                               2,652.7       2,695.5
                                                  --------      --------

Total                                             $7,029.8      $7,519.2
                                                  ========      ========

See notes to consolidated financial statements.

                                         -3-

                                  UNISYS CORPORATION
                     CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                          (Millions, except per share data)
                                       Three Months           Six Months
                                      Ended June 30          Ended June 30
                                   -------------------   --------------------
                                       1994       1993       1994        1993
                                   --------   --------   --------    --------
Revenue
  Sales                            $  975.7   $1,191.8   $1,950.2    $2,381.4
  Services                            487.3      370.9      872.7       717.4
  Equipment maintenance               336.2      364.5      665.2       735.9
                                   --------   --------   --------    --------
                                    1,799.2    1,927.2    3,488.1     3,834.7
                                   --------   --------   --------    --------

Costs and expenses
  Cost of sales                       586.8      686.2    1,171.4     1,401.0
  Cost of services                    378.3      284.6      687.2       564.3
  Cost of equipment maintenance       206.1      204.3      403.9       428.2
  Selling, general and
    administrative                    391.3      410.3      744.3       816.7
  Research and development            117.6      124.1      239.2       254.4
                                   --------   --------   --------    --------
                                    1,680.1    1,709.5    3,246.0     3,464.6
                                   --------   --------   --------    --------

Operating income                      119.1      217.7      242.1       370.1

Interest expense                       50.9       59.7      102.9       131.8
Other income (expense), net             2.0       (6.5)      26.3        (3.3)
                                   --------   --------   --------    --------
Income before income taxes             70.2      151.5      165.5       235.0
Estimated income taxes                 20.3       48.5       47.9        75.2
                                   --------   --------   --------    --------

Income before extraordinary
  items and changes in accounting
  principles                           49.9      103.0      117.6       159.8
Extraordinary items                                          (7.7)      (26.4)
Effect of changes in accounting
  principles                                                            230.2
                                   --------   --------   --------    --------
Net income                             49.9      103.0      109.9       363.6
Dividends on preferred shares          30.0       30.6       60.1        61.0
                                   --------   --------   --------    --------

Earnings on common shares          $   19.9   $   72.4   $   49.8    $  302.6
                                   ========   ========   ========    ========

Earnings per common share
Primary
  Before extraordinary items
    and changes in accounting
    principles                     $    .12   $    .44   $    .33    $    .60
  Extraordinary items                                        (.04)       (.16)
  Effect of changes in accounting
    principles                                                           1.39
                                   --------   --------   --------    --------
     Total                         $    .12   $    .44   $    .29    $   1.83
                                   ========   ========   ========    ========

Fully diluted
  Before extraordinary items
    and changes in accounting
    principles                     $    .12   $    .39   $    .32    $    .65
  Extraordinary items                                        (.04)       (.11)
  Effect of changes in accounting
    principles                                                            .94
                                   --------   --------   --------    --------
     Total                         $    .12   $    .39   $    .28    $   1.48
                                   ========   ========   ========    ========

See notes to consolidated financial statements.

                                         -4-

                                  UNISYS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                      (Millions)
                                                   Six Months Ended June 30
                                                   ------------------------
                                                        1994           1993
                                                        ----           ----
   Cash flows from operating activities
   Net income                                        $ 109.9      $   363.6
   Add (deduct) items to reconcile net income
     to net cash provided by operating activities
   Effect of extraordinary items and changes
     in accounting principles                            7.7       (  203.8)
   Depreciation                                        124.7          156.3
   Amortization:
     Marketable software                                76.4           69.6
     Cost in excess of net assets acquired              20.7           20.7
   Decrease in receivables, net                         50.0          295.5
   (Increase) decrease in inventories                 ( 69.2)          49.3
   (Decrease) in accounts payable and
     other accrued liabilities                        (266.2)      (  305.6)
   (Decrease) in estimated income taxes               ( 19.1)      (   30.5)
   (Decrease) in other liabilities                    ( 31.1)      (   17.8)
   Decrease in other assets                             26.9            2.5
   Other                                              (  1.0)          12.1
                                                    --------       --------
   Net cash provided by operating activities            29.7          411.9
                                                    --------       --------

   Cash flows from investing activities
   Proceeds from investments                           742.6        1,067.8
   Purchases of investments                           (749.4)      (1,068.3)
   Proceeds from marketable securities                 182.3           98.1
   Purchases of marketable securities                 ( 92.3)      (   48.5)
   Proceeds from sales of properties                    15.3           13.4
   Investment in marketable software                  ( 62.7)      (   51.9)
   Capital additions of properties
     and rental equipment                             ( 96.8)      (   96.7)
                                                    --------       --------
   Net cash used for investing activities             ( 61.0)      (   86.1)
                                                    --------       --------

   Cash flows from financing activities
   Payment of debt                                    (139.5)      (  248.9)
   Net proceeds from (reduction in) short-
     term borrowings                                     4.3       (   25.1)
   Dividends paid on preferred shares                 (168.0)      (   92.1)
   Other                                                 2.9            3.7
                                                    --------       --------
   Net cash used for financing activities             (300.3)      (  362.4)
                                                    --------       --------
   Effect of exchange rate changes on cash
     and cash equivalents                             ( 11.6)      (   10.8)
                                                    --------       --------
   Decrease in cash and cash equivalents              (343.2)      (   47.4)
   Cash and cash equivalents, beginning of period      835.4          809.1
                                                    --------       --------

   Cash and cash equivalents, end of period          $ 492.2       $  761.7
                                                    ========       ========

See notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

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

a. During the six months ended June 30, 1994, the Company recorded an extraordinary charge for the repurchases of debt of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.

b. Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 109, "Accounting for Income Taxes." The adoption of SFAS 106 decreased net income for the six months ended June 30, 1993 by $194.8 million, net of $124.5 million of income tax benefits, or $.79 per fully diluted common share, and the adoption of SFAS 109 increased net income for the six months ended June 30, 1993 by $425.0 million, or $1.73 per fully diluted common share.

c. In April 1993, the Company settled lawsuits with Honeywell Inc. in connection with its sale of the Sperry Aerospace Group in December 1986. As a result of the settlement, in the six months ended June 30, 1993, the Company recorded an extraordinary charge of $26.4 million, net of $16.8 million of income tax benefits, or $.11 per fully diluted common share.

d. For the three and six months ended June 30, 1994 and 1993, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share, for the three months ended June 30, 1994 and 1993, and for the six months ended June 30, 1994, assumes the conversion of the 8 1/4% Convertible Subordinated Notes due August 1, 2000, but does not assume conversion of the Series A Preferred Stock since this would have been antidilutive. For the six months ended June 30, 1993, in addition to the assumed conversion of the Convertible Notes, the fully diluted earnings per share computation also assumes the conversion of Series A Preferred Stock. The shares used in the computations are as follows (in thousands):


                                   Three months ended      Six months ended
                                         June 30,              June 30,
                                    -----------------      -----------------
                                      1994       1993         1994      1993
                                    -------   -------      -------   -------
            Primary                 172,245   164,881      172,788   164,953
            Fully diluted           205,943   198,621      206,661   246,532

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.
           -------------------------------------------------

Results of Operations

For the three months ended June 30, 1994, the Company reported net income of $49.9 million, or $.12 per primary and fully diluted common share, compared to net income of $103.0 million, or $.44 per primary common share and $.39 per fully diluted common share, for the three months ended June 30, 1993.

Revenue for the second quarter ended June 30, 1994 was $1.8 billion, down 7% from $1.9 billion for the second quarter ended June 30, 1993. The largest declines occurred in Europe, where revenue was weaker than anticipated, and in the Government Systems business, which continues to be impacted by a decline in government spending and increased competition. The Company anticipates a positive turn in European revenue by the fourth quarter. Sales revenue declined 18% to $1.0 billion from $1.2 billion in last years' second quarter, due to decreases in sales of enterprise systems and servers, departmental servers and desktop systems, software and custom defense systems. Services revenue increased 31% to $487.3 million from $370.9 million in last years' second quarter as the Company continued to implement its strategy to aggressively grow its services and systems integration business. Equipment maintenance revenue declined 8% to $336.2 million from $364.5 million last year, due principally to a decline in equipment sales and improved product reliability.

Total gross profit margin was 35% in the second quarter of 1994 compared to 39% in the same period a year earlier. Sales gross profit margin was 40% in the current period compared to 42% last year; services gross profit margin was 22% in the current quarter compared to 23% last year; and equipment maintenance gross profit margin was 39% in the current quarter compared to 44% in the comparable period a year ago. Gross profit margins are expected to be pressured by competitive pricing and the continuing shift to lower margin products and services.

In the second quarter of 1994, selling, general and administrative expenses were $391.3 million compared to $410.3 million in the second quarter of 1993. The decline was principally due to the effects of cost containment actions.

Research and development expenses were $117.6 million in the quarter ended June 30, 1994 compared to $124.1 million a year earlier.

As a result of the above, operating income was $119.1 million for the three months ended June 30, 1994 or 7% of revenue, compared to $217.7 million, or 11% of revenue, in the year ago period. The decline in operating income was principally due to lower revenue and lower gross profit margin. Partially offsetting these declines were further cost reductions.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)
            -------------------------------------------------

Interest expense was $50.9 million compared to $59.7 million a year earlier, principally reflecting lower average debt levels.

Other income in the second quarter of 1994 was $2.0 million compared to an expense of $6.5 million in the year ago period. The change is principally due to the effects of foreign currency translation. Partially offsetting this is a charge under the 1991 "Ill Wind" settlement agreement, which requires the Company to make contingency payments based on proceeds from asset sales and on net income. Other income in the second quarter of 1994 includes a charge of $4.3 million for such contingency payments compared to zero in the year ago period. The maximum contingent amount payable for 1994 under this settlement agreement is $30.0 million, of which $10.3 million has been expensed through June 30, 1994. The maximum contingent amount payable for 1993 was $20.0 million, all of which was provided for in the first quarter of 1993.

It is the Company's policy to minimize its exposure to foreign currency fluctuations. On a net basis, and after taking into account the cost of the Company's hedging program, foreign currency effects had a minimal effect on pretax results for the three months ended June 30, 1994.

Estimated income taxes were $20.3 million in the second quarter of 1994 compared to $48.5 million in the second quarter of 1993.

For the six months ended June 30, 1994, net income was $109.9 million, or $.29 per primary and $.28 per fully diluted common share, on revenue of $3.5 billion. Net income for the six months ended June 30, 1993 was $363.6 million, or $1.83 per primary and $1.48 per fully diluted common share, on revenue of $3.8 billion. Net income for the six months ended June 30, 1994 included a cost of $7.7 million, or $.04 per fully diluted common share, as a result of an extraordinary charge for repurchases of debt. Net income for the six months ended June 30, 1993 included an extraordinary charge of $26.4 million, or $.11 per fully diluted common share, and a credit of $230.2 million, or $.94 per fully diluted common share, as a result of the adoption of new accounting standards.

Extraordinary Items and Accounting Changes

During the six months ended June 30, 1994, the Company repurchased and redeemed $112.5 million of debt. The associated costs resulted in an extraordinary charge of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)
            -------------------------------------------------

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

In April 1993, the Company settled lawsuits with Honeywell Inc. in connection with its sale of the Sperry Aerospace Group in December 1986. As a result of the settlement, in the six months ended June 30, 1993, the Company recorded an extraordinary charge of $26.4 million, net of $16.8 million of income tax benefits, or $.11 per fully diluted common share.

Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 109,
"Accounting for Income Taxes."   The adoption of SFAS 106 decreased net income
for the six months ended June 30, 1993 by $194.8 million, net of $124.5 million of income tax benefits, or $.79 per fully diluted common share, and the adoption of SFAS 109 increased net income for the six months ended June 30, 1993 by $425.0 million, or $1.73 per fully diluted common share.

Financial Condition

During the six months ended June 30, 1994, net cash provided from operations was $29.7 million compared to $411.9 million in the same period a year earlier. Cash flow from operations decreased from a year ago as inventories increased and less cash was generated from accounts receivable.

Investments in properties and rental equipment during the first half of 1994 were $96.8 million compared to $96.7 million in last years' first half.

At June 30, 1994, total debt was $1.9 billion, a decline of $110.2 million from December 31, 1993 principally due to the repurchases and redemptions discussed above. The Company intends to continue repurchases or redemptions from time to time. Cash, cash equivalents and marketable securities at June 30, 1994 were $528.1 million compared to $950.5 million at December 31, 1993. During the six months ended June 30, 1994, debt net of cash and marketable securities increased $312.2 million. As a percent of total capital, debt net of cash and marketable securities at June 30, 1994 was 35% compared to 29% at December 31, 1993.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)
            -------------------------------------------------

Dividends paid on preferred stock amounted to $168.0 million during the first half of 1994 compared to $92.1 million in the year ago period. The current year amount includes full payment for all dividend arrearages.

Stockholders' equity decreased $42.8 million during the first six months of 1994, principally reflecting net income of $109.9 million, offset by preferred dividends of $154.7 million.

At June 30, 1994, the Company had deferred tax assets in excess of deferred tax liabilities of $1,123 million. For the reasons cited below, management believes that it is more likely than not that $773 million of such assets will be realized, therefore resulting in a valuation allowance of $350 million. In assessing the likelihood of realization of this asset, the Company has considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Company's 1994 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 28, 1994 in Philadelphia, Pennsylvania.

(c) The following matters were voted upon at the Annual Meeting and received the following votes:

       1.  Election of Directors as follows:

           Gail D. Fosler -- 140,485,469 votes for; 1,579,541 votes withheld

           Melvin R. Goodes -- 140,494,551 votes for; 1,570,459 votes withheld

           Edwin A. Huston -- 140,535,981 votes for; 1,529,029 votes withheld

           Robert McClements, Jr. -- 140,515,021 votes for; 1,549,989 votes withheld

       2. A proposal to ratify the selection of the Company's independent auditors for 1994 -- 140,641,810 votes for; 839,867 votes against; 583,333 abstentions


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       See Exhibit Index.

(b)    Reports on Form 8-K

       During the quarter ended June 30, 1994, the Company filed no Current Reports on Form 8-K.

                                      SIGNATURE
                                      ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNISYS CORPORATION



Date:  August 12, 1994                      By: /s/ Deborah C. Hopkins
                                                -----------------------------
                                                Deborah C. Hopkins
                                                Vice President and Controller
                                                (chief accounting officer)

                                    EXHIBIT INDEX
                                    -------------

Exhibit
Number                     Description
- -------                    -----------

11.1                Statement of Computation of Earnings
                    Per Share for the six months ended
                    June 30, 1994 and 1993

11.2                Statement of Computation of Earnings
                    Per Share for the three months ended
                    June 30, 1994 and 1993

12                  Statement of Computation of Ratio
                    of Earnings to Fixed Charges