Form 10-Q
period 1994-09-30
UNISYS CORP
filed 1994-11-14
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                    ______________________

                           FORM 10-Q


(Mark One)
 ___
[_X_]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1994.

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

Registrant's telephone number, including area code: (215) 986-
4011

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [_X_]    NO [___]

     Number of shares of Common Stock outstanding as of
September 30, 1994:  170,851,960

Page 2
Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                      UNISYS CORPORATION
                  CONSOLIDATED BALANCE SHEET
                          (Millions)
                                              September 30,

                                                      1994   December 31,
                                                (Unaudited)         1993
                                                -----------  ------------
Assets
Current assets
Cash and cash equivalents                         $  566.9      $  835.4
Marketable securities                                 27.0         115.1
Accounts and notes receivable, net                 1,002.9       1,088.2
Inventories
  Finished equipment and supplies                    348.3         354.1
  Work in process and raw materials                  489.3         399.8
Deferred income taxes                                313.4         313.4
Other current assets                                  90.6          94.1
                                                   -------       -------
Total                                              2,838.4       3,200.1
                                                   =======       =======

Long-term receivables, net                            70.7         104.3
                                                   -------       -------
Properties and rental equipment                    2,730.4       2,776.0
Less-Accumulated depreciation                      1,798.9       1,814.2
                                                   -------       -------
Properties and rental equipment, net                 931.5         961.8
                                                   -------       -------
Cost in excess of net assets acquired              1,152.8       1,183.9
Investments at equity                                311.7         303.6
Deferred income taxes                                543.8         543.8
Other assets                                       1,126.2       1,221.7
                                                  --------      --------
Total                                             $6,975.1      $7,519.2
                                                  ========      ========
Liabilities and stockholders' equity
Current liabilities
Notes payable                                     $   15.0      $    6.0
Current maturities of long-term debt                  71.3          25.0
Accounts payable                                     843.7       1,027.0
Other accrued liabilities                            866.0       1,016.1
Dividends payable                                     26.6          39.9
Estimated income taxes                               213.5         251.9
                                                   -------       -------
Total                                              2,036.1       2,365.9
                                                   =======       =======

Long-term debt                                     1,864.8       2,025.0
Other liabilities                                    389.2         432.8
Stockholders' equity
Preferred stock                                    1,570.3       1,570.2
Common stock, issued: 1994, 171.7; 1993, 171.2         1.7           1.7
Retained earnings                                    127.9         159.8
Other capital                                        985.1         963.8
                                                  --------      --------
Stockholders' equity                               2,685.0       2,695.5
                                                  --------      --------
Total                                             $6,975.1      $7,519.2
                                                  ========      ========

See notes to consolidated financial statements.

Page 3

                       UNISYS CORPORATION
         CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
               (Millions, except per share data)

                                       Three Months          Nine Months

                                  Ended September 30     Ended September 30
                                  --------------------   --------------------
                                       1994       1993       1994        1993
                                   --------   --------   --------    --------
Revenue
  Sales                            $  992.0   $1,068.0   $2,942.2    $3,449.4
  Services                            467.4      378.6    1,340.1     1,096.0
  Equipment maintenance               328.7      360.1      993.9     1,096.0
                                   --------   --------   --------    --------
                                    1,788.1    1,806.7    5,276.2     5,641.4
                                   --------   --------   --------    --------
Costs and expenses
  Cost of sales                       605.4      642.6    1,776.8     2,043.6
  Cost of services                    364.8      293.9    1,052.0       858.2
  Cost of equipment maintenance       207.7      207.3      611.6       635.5
  Selling, general and
    administrative                    410.5      398.6    1,154.8     1,215.3
  Research and development            114.2      129.0      353.4       383.4
                                    -------    -------    -------     -------
                                    1,702.6    1,671.4    4,948.6     5,136.0
                                    -------    -------    -------     -------

Operating income                       85.5      135.3      327.6       505.4

Interest expense                       50.2       55.2      153.1       187.0
Other income, net                      25.2       15.3       51.5        12.0
                                    -------    -------    -------     -------
Income before income taxes             60.5       95.4      226.0       330.4
Estimated income taxes                 17.6       11.3       65.5        86.5
                                    -------    -------    -------     -------
Income before extraordinary
  items and changes in accounting
  principles                           42.9       84.1      160.5       243.9
Extraordinary items                                          (7.7)      (26.4)
Effect of changes in accounting
  principles                                                            230.2
                                    -------    -------    -------     -------
Net income                             42.9       84.1      152.8       447.7
Dividends on preferred shares          30.0       30.3       90.1        91.3
                                    -------   --------    -------     -------

Earnings on common shares          $   12.9   $   53.8   $   62.7    $  356.4
                                   ========   ========   ========    ========

Earnings per common share
Primary

  Before extraordinary items
    and changes in accounting
    principles                     $    .08   $    .33   $    .40    $    .93
  Extraordinary items                                        (.04)       (.16)
  Effect of changes in accounting
    principles                                                           1.39
                                   ---------  --------   ---------   --------
     Total                         $    .08   $    .33   $    .36    $   2.16
                                   =========  ========   =========   ========

Fully diluted

  Before extraordinary items
    and changes in accounting
    principles                     $    .08   $    .29   $    .40    $   1.00
  Extraordinary items                                        (.04)       (.11)
  Effect of changes in accounting
    principles                                                            .94
                                   --------   --------   --------    --------
     Total                         $    .08   $    .29   $    .36    $   1.83
                                   ========   ========   ========    ========

See notes to consolidated financial statements.

Page 4

                                UNISYS CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (Millions)
                                          Nine Months Ended September 30
                                          ------------------------------
                                                     1994           1993
                                                     ----           ----
Cash flows from operating activities
Net income                                      $   152.8      $   447.7
Add (deduct) items to reconcile net income
  to net cash provided by operating activities
Effect of extraordinary items and changes
  in accounting principles                            7.7       (  203.8)
Depreciation                                        188.0          221.1
Amortization:
  Marketable software                               114.7          105.3
  Cost in excess of net assets acquired              31.1           31.0
(Increase) in deferred income taxes, net                        (   23.3)
Decrease in receivables, net                        103.2          385.9
(Increase) decrease in inventories               (   83.7)          57.3
(Decrease) in accounts payable and
   other accrued liabilities                     (  315.5)      (  565.4)
(Decrease) increase in estimated income taxes    (   38.4)          11.6
(Decrease) in other liabilities                  (   43.6)      (   10.0)
Decrease in other assets                             78.0           47.0
Other                                                27.8           26.4
                                                ---------      ---------
Net cash provided by operating activities           222.1          530.8
                                                ---------      ---------

Cash flows from investing activities
Proceeds from investments                         1,330.8        1,497.3
Purchases of investments                         (1,348.7)      (1,498.1)
Proceeds from marketable securities                 185.3          122.3
Purchases of marketable securities               (   97.2)      (   72.7)
Proceeds from sales of properties                    16.9           18.3
Investment in marketable software                (   93.7)      (   81.0)
Capital additions of properties
  and rental equipment                           (  148.0)      (  149.4)
                                                ---------      ---------
Net cash used for investing activities           (  154.6)      (  163.3)
                                                ---------      ---------

Cash flows from financing activities
Payment of debt                                  (  139.8)      (  379.2)
Net proceeds from (reduction in) short-
  term borrowings                                     9.0       (   21.4)
Dividends paid on preferred shares               (  198.0)      (  138.0)
Other                                                 3.1            5.6
                                                ---------      ---------
Net cash used for financing activities           (  325.7)      (  533.0)
                                                ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                           (   10.3)      (   30.0)
                                                ---------      ---------
Decrease in cash and cash equivalents            (  268.5)      (  195.5)
Cash and cash equivalents, beginning of period      835.4          809.1
                                                ---------      ---------

Cash and cash equivalents, end of period        $   566.9      $   613.6
                                                =========      ==========

See notes to consolidated financial statements.

Page 5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

a. During the nine months ended September 30, 1994, the Company recorded an extraordinary charge for the repurchases of debt of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.

b. Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS 109, "Accounting for Income Taxes." The adoption of SFAS 106 decreased net income for the nine months ended September 30, 1993 by $194.8 million, net of $124.5 million of income tax benefits, or $.79 per fully diluted common share, and the adoption of SFAS 109 increased net income for the nine months ended September 30, 1993 by $425.0 million, or $1.73 per fully diluted common share.

c. In April 1993, the Company settled lawsuits with Honeywell Inc. in connection with its sale of the Sperry Aerospace Group in December 1986. As a result of the settlement, in the nine months ended September 30, 1993, the Company recorded an extraordinary charge of $26.4 million, net of $16.8 million of income tax benefits, or $.11 per fully diluted common share.

d. For the three and nine months ended September 30, 1994 and 1993, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share for the three months ended September 30, 1994 and 1993 assumes the conversion of the 8 1/4% Convertible Subordinated Notes due August 1, 2000, but does not assume conversion of the Series A Preferred Stock since this would have been antidilutive. For the nine months ended September 30, 1994, the computation assumes that neither the Convertible Notes nor the Series A Preferred Stock is converted, since this would have been antidilutive. For the nine months ended September 30, 1993, in addition to the assumed conversion of the Convertible Notes, the fully diluted earnings per share computation also assumes the conversion of Series A Preferred Stock. The shares used in the computations are as follows (in thousands):

                       Three months ended      Nine months ended
                           September 30,         September 30,
                      --------------------      -----------------
                          1994        1993        1994       1993
                      --------     -------     -------    -------

      Primary           171,803    164,945      172,460   164,950
      Fully diluted     205,597    198,871      172,460   246,466

Page 6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


Results of Operations

For the three months ended September 30, 1994, the Company reported net income of $42.9 million, or $.08 per primary and fully diluted common share, compared to net income of $84.1 million, or $.33 per primary common share and $.29 per fully diluted common share, for the three months ended September 30, 1993. Excluding a one-time favorable tax item of $.09 per share, fully diluted earnings per share was $.20 in the year-ago period.

Revenue for the third quarter ended September 30, 1994 was $1.79 billion, down 1% from $1.81 billion for the third quarter ended September 30, 1993. The largest decline occurred in the Government Systems business, which continues to be impacted by a decline in government spending and increased competition. Sales revenue declined 7% to $1.0 billion from $1.1 billion in last years' third quarter, principally due to a decrease in sales of custom defense systems. Partially offsetting this decline was growth in departmental servers and desktop systems. Services revenue increased 23% to $467.4 million from $378.6 million in last years' third quarter as the Company continued to implement its strategy to aggressively grow its services and systems integration business. Equipment maintenance revenue declined 9% to $328.7 million from $360.1 million last year, due principally to declining equipment sales and improved product reliability. The Company's objective continues to be overall revenue growth in the fourth quarter of 1994 as compared to the fourth quarter of 1993.

Sales gross profit margin was 39% in the current period compared to 40% last year; services gross profit margin was 22% both in the current quarter and last year; and equipment maintenance gross profit margin was 37% in the current quarter compared to 42% in the comparable period a year ago. The total gross profit margin, which was 34% in the third quarter of 1994 compared to 37% in the same period a year earlier, is expected to be pressured by competitive pricing and the continuing shift to lower margin products and services.

In the third quarter of 1994, selling, general and administrative expenses were $410.5 million compared to $398.6 million in the third quarter of 1993. The increase was principally due to the effects of increased selling expense, particularly in support of the services business, and foreign currency translation.

Research and development expenses were $114.2 million in the quarter ended September 30, 1994 compared to $129.0 million a year earlier. The decline principally reflects the Company's move to common hardware platforms and technologies. The decline is also is consistent with the continuing shift of emphasis to services business which requires less research and development.

As a result of the above, operating income was $85.5 million for the three months ended September 30, 1994 or 5% of revenue, compared to $135.3 million, or 7% of revenue, in the year-ago period. The decline in operating income was principally due to lower revenue and lower gross profit margin.

Page 7
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)


Interest expense was $50.2 million compared to $55.2 million a year earlier, principally reflecting lower average debt levels.

Other income, which may vary widely from quarter to quarter, was $25.2 million in the third quarter of 1994 compared to $15.3 million in the year-ago period. The increase was principally due to favorable foreign currency fluctuations.

It is the Company's policy to minimize its exposure to foreign currency fluctuations. On a net basis, and after taking into account the cost of the Company's hedging program, foreign currency effects had a minimal effect on pretax results for the three months ended September 30, 1994.

Estimated income taxes were $17.6 million in the third quarter of 1994 compared to $11.3 million in the third quarter of 1993. Included in 1993 was a net benefit of $19.2 million relating to a U.S. tax law change enacted in August 1993. This law increased the top corporate tax rate from 34% to 35% retroactive to January 1, 1993. Since the Company had net deferred tax assets in the U.S., the effect of the tax rate change was to increase these tax assets with a corresponding reduction in provision for taxes.

For the nine months ended September 30, 1994, net income was $152.8 million, or $.36 per primary and fully diluted common share, on revenue of $5.3 billion. Net income for the nine months ended September 30, 1993 was $447.7 million, or $2.16 per primary and $1.83 per fully diluted common share, on revenue of $5.6 billion. Net income for the nine months ended September 30, 1994 included a cost of $7.7 million, or $.04 per fully diluted common share, as a result of an extraordinary charge for repurchases of debt. Net income for the nine months ended September 30, 1993 included an extraordinary charge of $26.4 million, or $.11 per fully diluted common share, and a credit of $230.2 million, or $.94 per fully diluted common share, as a result of the adoption of new accounting standards.

Extraordinary Items and Accounting Changes

During the nine months ended September 30, 1994, the Company repurchased and redeemed $112.5 million of debt. The associated costs resulted in an extraordinary charge of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.

Effective January 1, 1994, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Postemployment Benefits," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 112 establishes financial accounting standards for employers that provide benefits to former or inactive employees after employment but before retirement. SFAS 115 establishes financial accounting standards for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The effect of adoption of these statements on the Company's consolidated financial position, results of operations and liquidity was immaterial.

Page 8
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)


In April 1993, the Company settled lawsuits with Honeywell Inc. in connection with its sale of the Sperry Aerospace Group in December 1986. As a result of the settlement, in the nine months ended September 30, 1993, the Company recorded an extraordinary charge of $26.4 million, net of $16.8 million of income tax benefits, or $.11 per fully diluted common share.

Effective January 1, 1993, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions," and SFAS 109, "Accounting for Income Taxes."   The
adoption of SFAS 106 decreased net income for the nine months ended September 30, 1993 by $194.8 million, net of $124.5 million of income tax benefits, or $.79 per fully diluted common share, and the adoption of SFAS 109 increased net income for the nine months ended September 30, 1993 by $425.0 million, or $1.73 per fully diluted common share.

Financial Condition

During the nine months ended September 30, 1994, net cash provided from operations was $222.1 million compared to $530.8 million in the same period a year earlier. Cash flow from operations decreased from a year ago due to larger working capital reductions in the prior year.

Investments in properties and rental equipment during the first nine months of 1994 were $148.0 million compared to $149.4 million in last years' first nine months.

At September 30, 1994, total debt was $1.95 billion, a decline of $104.9 million from December 31, 1993 principally due to the repurchases and redemptions discussed above. The Company intends to continue repurchases or redemptions from time to time. Cash, cash equivalents and marketable securities at September 30, 1994 were $593.9 million compared to $950.5 million at December 31, 1993. During the nine months ended September 30, 1994, debt net of cash and marketable securities increased $251.7 million. As a percent of total capital, debt net of cash and marketable securities at September 30, 1994 was 34% compared to 29% at December 31, 1993.

Dividends paid on preferred stock amounted to $198.0 million during the first nine months of 1994 compared to $138.0 million in the year-ago period. The current year amount includes full payment for all dividend arrearages.

Stockholders' equity decreased $10.5 million during the first nine months of 1994, principally reflecting net income of $152.8 million and favorable foreign currency translation adjustments of $18.7 million, offset by preferred dividends of $184.7 million.

Page 9
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations (cont'd.)


At September 30, 1994, the Company had deferred tax assets in excess of deferred tax liabilities of $1,123 million. For the reasons cited below, management believes that it is more likely than not that $773 million of such assets will be realized, therefore resulting in a valuation allowance of $350 million.
In assessing the likelihood of realization of this asset, the Company has considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

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

In 1995, the Company expects to settle certain open tax years with the Internal Revenue Service, which would result in net cash payments by the Company of approximately $125 million. These payments will not affect earnings since provision for these taxes has been made in prior years.

Page 10
PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index.

(b)   Reports on Form 8-K

      During the quarter ended September 30, 1994, the Company filed no Current Reports on Form 8-K.

Page 11
                           SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION



Date:  November 11, 1994                      By:

                                              Deborah C. Hopkins
                                              Vice President and Controller
                                              (chief accounting officer)

Page 12
                           EXHIBIT INDEX


Exhibit
Number                     Description
- -------                    -----------

10.1 Employment Agreement dated August 10, 1994 between Unisys Corporation and James A. Unruh

10.2 Deferred Compensation Plan for Executives of Unisys Corporation, effective
             November 1, 1994

11.1         Statement of Computation of Earnings
             Per Share for the nine months ended
             September 30, 1994 and 1993

11.2         Statement of Computation of Earnings
             Per Share for the three months ended
             September 30, 1994 and 1993

12           Statement of Computation of Ratio
             of Earnings to Fixed Charges

27           Financial Data Schedule