Form 10-K405
period 1994-12-31
UNISYS CORP
filed 1995-03-15
CIK 746838

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ X ]    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

                              OR

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

                           None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates: approximately $1,558,425,197 as of March 1, 1995. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of March 1, 1995: 171,001,364.

              DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Unisys Corporation 1994 Annual Report to
Stockholders -- Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for 1995
Annual Meeting of Stockholders -- Part III.

                          PART I


ITEM 1.  BUSINESS
- -----------------

  Unisys Corporation ("Unisys") provides information services, technology and software on a worldwide basis.

  Unisys operates primarily in one business segment: information systems and related services and supplies. This segment represents more than 90% of consolidated revenue, operating profit and identifiable assets. Financial information concerning revenue, operating profit and identifiable assets relevant to the segment is set forth in Note 11, "Business segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1994 Annual Report to Stockholders, and such information is incorporated herein by reference.

  Principal executive offices of Unisys are located at Township Line and Union Meeting Roads, Blue Bell, Pennsylvania
19424.

Principal Products and Services
- -------------------------------

  Principal information systems products and services include enterprise systems and servers, departmental servers and desktop systems, software, custom defense systems, information services and systems integration, and equipment maintenance.

  Enterprise systems and servers comprise a complete line of small to large processors and related communications and peripheral products, such as printers, storage devices and document handling processors and equipment. Departmental servers and desktop systems include UNIX servers, workstations, personal computers, and terminals. Software consists of application and systems software. Custom defense systems include specialized information processing systems, software, and services marketed primarily to government defense agencies. Information services and systems integration includes systems integration, outsourcing services, application development, information planning, and education. Equipment maintenance results from charges for preventive maintenance, spare parts, and other repair activities.
___________________
UNIX is a registered trademark licensed in the United States and other countries, exclusively by X/Open Company, Ltd.

  Information about revenue from classes of similar products and services for the three years ended December 31, 1994, appears under the heading "Revenue by similar classes of products and services" appearing in the Unisys 1994 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

Backlog
- -------

  Unisys does not accumulate backlog information on a company-wide basis. Unisys believes that backlog is not a meaningful indicator of future revenues due to the significant portion of Unisys revenue received from software, information services and systems integration, and equipment maintenance (approximately 55% in 1994) and the shortening of the time period from receipt of a purchase order to billing upon shipment of equipment. Unisys "lead time" for commercial equipment (the time that customers are told that it will take from receipt of an order to shipment) is between 13 and 150 days depending upon the type of system and location of customer. However, the average is between 35 and 45 days. Therefore, Unisys believes that the dollar amount of backlog is not material to an understanding of its business taken as a whole.

U.S. Government Business
- ------------------------

  Revenue and earnings connected with defense and other U.S. governmental business are particularly subject to the size and phasing of federal government programs in which Unisys may participate. During 1994, revenue from sales of custom systems and services under Federal defense and space contracts and subcontracts represented approximately 15% of total consolidated revenue. Sales of commercial products to the U.S. government represented an additional 7% of total consolidated revenue.

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

Research and Development
- ------------------------

  Unisys engineering and research and development costs were $870.9 million in 1994, $934.7 million in 1993 and $980.7 million in 1992. Excluding capitalized software and hardware support, Unisys-sponsored research and development costs were $483.4 million in 1994, $515.2 million in 1993 and $535.9 million in 1992. Customer-sponsored research and development costs were $197.2 million in 1994, $231.1 million in 1993, and $243.3 million in 1992.

Environmental Matters
- ---------------------

  Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 1995 and 1996.

Employees
- ---------

  As of December 31, 1994, Unisys had approximately 46,300 employees.

International and Domestic Operations
- -------------------------------------

  Financial information by geographic area is set forth in
Note 11, "Business segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1994
Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES
- -------------------

  In the United States, Unisys had 57 major facilities, each having approximately 50,000 square feet of floor space or more, as of December 31, 1994. The aggregate floor space of these major facilities was approximately 12,552,071 square feet, of which an aggregate of approximately 11,131,694 square feet was located in the following states: California, Illinois, Michigan, Minnesota, New York, Pennsylvania, Utah and Virginia. Fourteen of the major facilities in the United States, with an aggregate of approximately 5,040,199 square feet of floor space, were owned by Unisys while 43 of the major facilities in the United States, with approximately 7,511,872 square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities in the United States, approximately 11,312,629 square feet were in current operation, approximately 1,051,745 square feet were subleased to others and approximately 187,697 square feet were being held in reserve or were declared surplus with disposition efforts in progress.

  Outside of the United States, Unisys had 44 major facilities, each having approximately 50,000 square feet of floor space or more, as of December 31, 1994. The aggregate floor space of these major facilities was approximately 4,280,771 square feet, of which an aggregate of approximately 3,319,270 square feet was located in the following countries:
Brazil, Canada, France, Germany, Mexico, the Netherlands, Sweden Switzerland and the United Kingdom. Ten of the major facilities outside the United States, with approximately 1,598,739 square feet of floor space, were owned by Unisys while 34 of the major facilities outside the United States, with approximately 2,682,032 square feet of floor space, were leased to Unisys.
Of the aggregate floor space of major facilities outside the United States, approximately 3,349,935 square feet were in current operation, approximately 562,344 square feet were subleased to others and approximately 368,492 square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

  As of March 1, 1995, Unisys has no material pending legal proceedings reportable under the requirements of this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

  No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 1994.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
- ----------------------------------------------

  Information concerning the executive officers of Unisys set forth below is as of March 1, 1995.

     Name                Age      Position with Unisys
     ----                ---    -------------------------

James A. Unruh            53    Chairman of the Board
                                  and Chief Executive
                                  Officer

Stephen A. Carns          49    Executive Vice President;
                                  President, Information
                                  Services and Systems
                                  Group

Alan G. Lutz              49    Executive Vice President;
                                  President, Computer
                                  Systems Group

Albert F. Zettlemoyer     60    Executive Vice President;
                                  President, Government
                                  Systems Group

Harold S. Barron          58    Senior Vice President,
                                  General Counsel and
                                  Secretary

Edward A. Blechschmidt    42    Senior Vice President;
                                  President, United
                                  States/Canada Division

Malcolm D. Coster         50    Senior Vice President;
                                  President, Europe-
                                  Africa Division

George T. Robson          47    Senior Vice President and
                                  Chief Financial Officer

Jack A. Blaine            50    Vice President;
                                  President,
                                  Latin America and
                                  Caribbean Division

Frank G. Brandenberg      48    Vice President;
                                  President,
                                  Client/Server Systems

Gerald A. Gagliardi       47    Vice President,
                                  Customer Services
                                  Worldwide

George R. Gazerwitz       54    Vice President;
                                  President,
                                  Japan Division

Patricia L. Higgins       45    Vice President;
                                  President,
                                  Communications Line
                                  of Business

John J. Holton            62    Vice President, Strategic
                                  Account Marketing,
                                  United States/Canada
                                  Division

Deborah C. Hopkins        40    Vice President and
                                  Controller

Clive W. Ingham           49    Vice President;
                                  Group General Manager,
                                  European Group,
                                  Europe-Africa Division

Jack F. McHale            46    Vice President,
                                  Investor and Corporate
                                  Communications

Thomas E. McKinnon        50    Vice President,
                                  Human Resources

Dewaine L. Osman          60    Vice President, Corporate
                                  Planning and Business
                                  Development

Stefan C. Riesenfeld      46        Vice President and
                                      Treasurer

William G. Rowan          52        Vice President,
                                      Chief Information
                                      Officer

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

  Mr. Carns was elected an Executive Vice President of Unisys and named President of Unisys Information Services and Systems Group in October 1994. He was President and Chief Operating Officer of Systematics, a provider of value-added software and outsourcing services from 1992 to 1994. He was President and Chief Operating Officer of Cap Gemini America from 1990 to 1992 and Vice President of IBM's Professional Services Group from 1985 to 1990. Mr. Carns has been an officer since October 1994.

  Mr. Lutz was elected an Executive Vice President of Unisys in June 1994. He was named President of Unisys Computer Systems Group in May 1994. He was President of the Kassandra Group, a technology and product consulting firm to the telecommunications industry from 1993 to 1994. From 1987 to 1993, he held numerous positions with Northern Telecom, including President of Switching Networks and President of Public Networks. Mr. Lutz has been an officer since June 1994.

  Mr. Zettlemoyer was elected an Executive Vice President of Unisys and named President of Unisys Government Systems Group in August 1993. He was a Senior Vice President of Unisys and President of Paramax Systems Corporation, a subsidiary of Unisys, from December 1992 to August 1993. He was Vice President, Corporate Planning, from July to December 1992; President, Electronic and Information Systems Group, of Paramax Systems Corporation from 1991 to 1992 and President, Electronic and Information Systems Group, Defense Systems Division from 1989 to 1991. Mr. Zettlemoyer has been an officer since 1987.

  Mr. Barron has been Senior Vice President and General Counsel of Unisys since 1992. In April 1994 he was also elected Secretary. He was Vice President and General Counsel from 1991 to 1992 and a member of the law firm Seyfarth, Shaw, Fairweather and Geraldson from 1986 to 1991. Mr. Barron has been an officer since 1991.

  Mr. Blechschmidt was elected a Senior Vice President of Unisys in February 1994 and has been President of the United States/Canada Division since January 1995. He was a Vice President of Unisys and President of the Pacific Asia Americas Division from 1990 to January 1995. He was Vice President, Japan Operations and President of the Unisys Japan Limited subsidiary from 1987 to 1990. Mr. Blechschmidt has been an officer since 1990.

  Mr. Coster was elected a Senior Vice President of Unisys and named President, Europe-Africa Division in April 1994. He was an Executive Partner of Coopers & Lybrand responsible for the management consulting practice and head of worldwide business development from 1986 to 1994. Prior to joining Coopers, he worked with James Martin Associates and with British Petroleum/SCICON. Mr. Coster has been an officer since April 1994.

  Mr. Robson has been Senior Vice President and Chief Financial Officer since 1991. He was Vice President and Chief Financial Officer from 1990 to 1991 and Vice President and Corporate Controller from 1987 to 1990. Mr. Robson has been an officer since 1987.

  Mr. Blaine has been a Vice President of Unisys and President, Latin America and Caribbean Division since January 1995.
Mr. Blaine was Vice President and General Manager, Latin America and Caribbean Group, of the Pacific Asia Americas Division from 1990 to January 1995. He was Vice President, Human Resources, of Unisys from 1988 to 1990. Mr. Blaine has been an officer since 1988.

  Mr. Brandenberg has been a Vice President of Unisys and the President of Client/Server Systems since May 1994. He was Vice President and Deputy President of the Computer Systems Group from 1992 to May 1994; Vice President and General Manager of the Computer Systems Group from 1990 to 1992 and Vice President and General Manager of the Diversified Products Group from 1989 to 1990. Mr. Brandenberg has been an officer since 1990.

  Mr. Gagliardi has been Vice President, Customer Services Worldwide since June 1994. He was Vice President and General Manager, Customer Services and Support from 1991 to 1994 and Vice President and General Manager, Customer Technical Services from 1989 to 1990. Mr. Gagliardi has been an officer since July 1994.

  Mr. Gazerwitz has been Vice President and President, Japan Division since August 1994. He was Vice President, Marketing, of the United States Division from December 1992 to August 1994. He was Vice President and Group Vice President, Eastern Region, United States Information Systems from 1990 to 1992; and Vice President and President, Customer Services and Support, United States Information Systems from 1988 to 1990. Mr. Gazerwitz has been an officer since 1984.

  Ms. Higgins was elected a Vice President of Unisys and named President, Communications Line of Business in January 1995. She was the Group Vice President, Manhattan Market Area, and a corporate officer of NYNEX Corporation from 1991 to December 1994. From 1977 to 1991, Ms. Higgins held numerous positions at AT&T Company, including Vice President of International Sales Operations and Service Vice President in Business Communications Services. Ms. Higgins has been an officer since January 1995.

  Mr. Holton has been Vice President, Strategic Account
Marketing, United States/Canada Division since 1990.  He was
Vice President, Corporate Marketing, from 1989 to 1990.
Mr. Holton has been an officer since 1985.

  Ms. Hopkins has been Vice President and Controller since 1993. She was Vice President, Corporate Business Analysis from 1991 to 1993; and Director, Image Business Development, Program Management, of the Computer Systems Product Group from 1989 to 1991. Ms. Hopkins has been an officer since 1993.

  Mr. Ingham has been a Vice President of Unisys and the Group General Manager, European Group, Europe-Africa Division since November 1993. He was Vice President, Corporate Marketing, from 1991 until November 1993; and Vice President and General Manager, Asia Group, of the Pacific Asia Americas Division from 1989 to 1991. Mr. Ingham has been an officer since 1992.

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

  Mr. Osman has been Vice President, Corporate Planning and Business Development, since 1992. He was acting Vice President, Commercial Marketing from November 1993 to December 1994. Prior to October 1992, he had been President of Ascom Timeplex, Inc. (formerly Timeplex, Inc., the communications networking subsidiary of Unisys) since its divestiture by Unisys in 1991. From 1986 to 1991, Mr. Osman was an officer of Unisys, serving as President of the Communications and Networks Group and as President of Timeplex, Inc. from 1989 to 1991. He was reelected an officer in 1992.

  Mr. Riesenfeld has been Vice President and Treasurer since
1989. He was Vice President, Corporate Development, from 1986 to 1989. Mr. Riesenfeld has been an officer since 1988.

  Mr. Rowan has been a Vice President of Unisys and Chief
Information Officer since 1992.  He was Vice President and
Controller from 1991 to 1992; Vice President, Business Operations, from February to April 1991; and Vice President, Finance, of the
Pacific Asia Americas Division from 1986 to 1991. Mr. Rowan has been an officer since 1991.

                         PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
- -------------------------------------------------------------
STOCKHOLDER MATTERS
- -------------------

  Information as to the markets for Unisys Common Stock, the high and low sales prices for Unisys Common Stock, the approximate number of record holders of Unisys Common Stock, the payment of dividends, and restrictions on such payment is set forth under the headings "Quarterly financial information", "Eight-year summary of selected financial data", "Common Stock Information", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 9 and 13 of the Notes to Consolidated Financial Statements in the Unisys 1994 Annual Report to Stockholders and is incorporated herein by reference.
The approximate number of holders is based upon record holders as of December 31, 1994.

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------

  A summary of selected financial data for Unisys for each of the last five years is set forth under the heading "Eight-year summary of selected financial data" in the Unisys 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

  Management's discussion and analysis of financial condition, changes in financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

  The financial statements of Unisys, consisting of the consolidated balance sheet at December 31, 1994 and 1993 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1994, appearing in the Unisys 1994 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 1994 and 1993 and for each of the three years ended December 31, 1994, 1993, and 1992, appearing in the Unisys 1994 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 1994
Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
- ------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

  Not applicable.

                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

  (a) Identification of Directors. Information concerning the directors of Unisys Corporation is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 1996" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 1997" in the Unisys Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

  (b) Identification of Executive Officers. Information concerning executive officers of Unisys Corporation is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in
Part I, Item 10, of this report.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

  Information concerning executive compensation is set forth under the heading "EXECUTIVE COMPENSATION" in the Unisys Proxy
Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
- -------------------------------------------------

  (a)  Security Ownership of Certain Beneficial Owners.  The
TCW Group, Inc. (865 South Figueroa Street, Los Angeles, California 90017) has filed a Schedule 13G with the Securities and Exchange Commission dated January 21, 1995 reporting beneficial ownership of 17,449,919 shares of Unisys Common Stock. Such shares represented approximately 10.0% of the total outstanding shares of Unisys Common Stock as of March 1, 1995. The TCW Group, Inc. has reported sole voting power and sole dispositive power with respect to all such shares. To Unisys knowledge, as of March 1, 1995, no other person was the beneficial owner of more than 5% of the total outstanding shares of Unisys Common Stock.

  (b) Security Ownership of Management. Certain information furnished by members of management with respect to shares of Unisys equity securities beneficially owned as of March 1, 1995 by all directors individually, by certain named officers and by all directors and officers of Unisys as a group is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

  Information concerning certain relationships and transactions between Unisys and members of its management is set forth under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE -- Compensation Committee Interlocks and Insider Participation" in the Unisys Proxy Statement for the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

                          PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
- -------------------------------------------------------------
         ON FORM 8-K
         -----------

(a) The following documents are filed as part of this report:

1.  Financial Statements from the Unisys 1994 Annual Report to
    Stockholders which are incorporated herein by reference:

                                                       Annual Report
                                                          Page No.
                                                       -------------
Consolidated Balance Sheet at
 December 31, 1994 and December 31, 1993..............       25

Consolidated Statement of Income for each of the
 three years in the period ended December 31, 1994....       23

Consolidated Statement of Cash Flows for each of the
 three years in the period ended December 31, 1994....       27

Notes to Consolidated Financial Statements............     30-41

Report of Independent Auditors........................       42

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule                                                Form 10-K
 Number                                                  Page No.
- --------                                                ---------
II     Valuation and Qualifying Accounts.............       18

  The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 1994 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted since these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 19 through 22. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.24.

(b) Reports on Form 8-K.

  During the quarter ended December 31, 1994, no Current
Reports on Form 8-K were filed.

                       SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNISYS CORPORATION

                             By: /s/ James A. Unruh
                                James A. Unruh
                                Chairman of the Board
                                and Chief Executive Officer

                             Date: March 13, 1995

   Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 1995.

/s/ James A. Unruh              *Melvin R. Goodes
- ---------------------           ---------------------
James A. Unruh                   Melvin R. Goodes
Chairman of the Board            Director
and Chief Executive
Officer (principal
executive officer) and
Director

/s/ George T. Robson            *Edwin A. Huston
- ---------------------           ---------------------
George T. Robson                 Edwin A. Huston
Senior Vice President and        Director
Chief Financial Officer
(principal financial
officer)

/s/ Deborah C. Hopkins          *Kenneth A. Macke
- ---------------------           ---------------------
Deborah C. Hopkins               Kenneth A. Macke
Vice President and               Director
Controller (principal
accounting officer)

*J. P. Bolduc                   *Robert McClements, Jr.
- ---------------------           ---------------------
J. P. Bolduc                    Robert McClements, Jr.
Director                        Director

*James J. Duderstadt            *Donald V. Seibert
- ---------------------           -----------------------
 James J. Duderstadt             Donald V. Seibert
 Director                        Director

*Gail D. Fosler                 *Alan E. Schwartz
- ---------------------           -----------------------
 Gail D. Fosler                  Alan E. Schwartz
 Director                        Director



                                *By: /s/ George T. Robson
                                     -----------------------
                                         George T. Robson
                                         Attorney-in-Fact

                     UNISYS CORPORATION
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        (Millions)

                                              Additions
                                  Balance at  Charged                         Balance
                                  Beginning   to Costs                        at End
Description                       of Period   and Expenses   Deductions (a)   of Period
- ---------------------------------------------------------------------------------------
Allowance for Doubtful Accounts
 (deducted from accounts and
  notes receivable):

Year Ended
  December 31, 1992                $123.5         $32.5         $(32.2)        $123.8

Year Ended
  December 31, 1993                $123.8         $ 9.6         $(36.1)        $ 97.3

Year Ended
  December 31, 1994                $ 97.3         $10.2         $(16.4)        $ 91.1

(a) Write-off of bad debts less recoveries.

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

10.1 Deferred Compensation Plan for Executives of Unisys Corporation, effective November 1, 1994, incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

10.2 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated as of January 1, 1994, incorporated by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10.3 Unisys Worldwide Information Services Long Term Incentive Plan effective as of January 1, 1993, incorporated by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

10.4 Form of Executive Employment Agreement, incorporated by reference to Exhibit 10(a) to the registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1985.

10.5 Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to the registrant's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1987.

10.6 Agreement, dated December 31, 1994, between the registrant and William B. Patton, Jr.

10.7 Employment Agreement, dated August 10, 1994, between the registrant and James A. Unruh, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

10.8 Stock Unit Plan for Directors of Unisys Corporation, as amended and restated as of September 23, 1993, incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.

10.9 Summary of supplemental executive benefits provided to officers of Unisys Corporation, incorporated by reference to Exhibit 10(k) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

10.10 Unisys Executive Annual Variable Compensation Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders.

10.11 1982 Unisys Long-Term Incentive Plan, as amended and restated through September 1, 1989, incorporated by reference to Exhibit 10(p) to the registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1990.

10.12     Amendment, dated December 11, 1989, to the 1982
          Unisys Long-Term Incentive Plan, incorporated by reference to Exhibit 10(o) to the registrant's
          Annual Report on Form 10-K for the year ended
          December 31, 1989.

10.13 Amendment, dated July 25, 1990, to 1982 Unisys Long-Term Incentive Plan, incorporated by reference to
          Exhibit 10(r) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

10.14 1990 Unisys Long-Term Incentive Plan, effective as of January 1, 1990 incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 20, 1990, for its 1990 Annual Meeting of Stockholders.

10.15     Amendment, dated May 26, 1994, to 1990 Unisys
          Long-Term Incentive Plan, effective as of February 22, 1990.

10.16     Sperry Corporation Pension Plan for Outside
          Directors of the Board of Directors, as amended, incorporated by reference to Exhibit 10-J to the Annual Report of Sperry Corporation on Form 10-K for the fiscal year ended March 31, 1984 (File No. 1-3908).

10.17 Form of Loan Agreement including Note used for bridge loans to executive officers purchasing residences, incorporated by reference to Exhibit
          10(kk) to the registrant's Annual Report on Form 10-
          K for the year ended December 31, 1986.

10.18 Form of Loan Agreement including Note used for term loans to executive officers purchasing residences, incorporated by reference to Exhibit 10(ll) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

10.19 Unisys Corporation Officers' Car Allowance Program, effective as of July 1, 1991, incorporated by reference to Exhibit 10(hh) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.20 Form of Indemnification Agreement between Unisys Corporation and each of its Directors, incorporated by reference to Exhibit B to the registrant's Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders.

10.21 Unisys Corporation Elected Officer Pension Plan, effective June 1, 1988, incorporated by reference to
          Exhibit 10(zz) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10.22     Amendment, dated February 27, 1992, to Unisys
          Corporation Elected Officers' Pension Plan, incorporated by reference to the registrant's Annual
          Report on Form 10-K for the year ended December 31, 1992.

10.23     Amendment, dated July 28, 1994, to Unisys Corporation
          Elected Officer Pension Plan, effective July 28, 1994.

10.24 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective
          April 1, 1988, incorporated by reference to Exhibit 10(aaa) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

11        Computation of Earnings Per Share.

12        Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Annual Report to Stockholders of the registrant for the year ended December 31, 1994.

21        Subsidiaries of Unisys Corporation.

23        Consent of Ernst & Young LLP.

24        Power of Attorney.

27        Financial Data Schedule.