Form 10-Q
period 1995-03-31
UNISYS CORP
filed 1995-05-15
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         __________________________

                                 FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1995.


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to __________.


                       Commission file number 1-8729


                             UNISYS CORPORATION
           (Exact name of registrant as specified in its charter)


                 Delaware                              38-0387840
      ----------------------------------------------------------------
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)

                    Township Line and Union Meeting Roads
                    Blue Bell, Pennsylvania         19424
           -----------------------------------------------------
           (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:(215) 986-4011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of Common Stock outstanding as of March 31, 1995: 171,013,290.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             UNISYS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Millions)
                                         March 31,
                                           1995         December 31,
                                        (Unaudited)         1994
                                        ----------------------------
Assets
Current Assets
Cash and cash equivalents                $   564.2        $  868.4
Marketable securities                         13.7            16.2
Accounts and notes receivable, net           902.6           945.1
Inventories
Finished equipment and supplies              360.3           355.0
Work in process and raw materials            303.7           281.3
Deferred income taxes                        310.5           310.5
Other current assets                         104.6            98.3
Net assets of discontinued operations        552.4           526.5
                                           -------         -------
Total                                      3,112.0         3,401.3
                                           -------         -------

Long-term receivables, net                    70.6            71.5
                                           -------         -------
Properties and rental equipment            2,112.8         2,164.1
Less-Accumulated depreciation              1,395.6         1,434.1
                                           -------         -------
Properties and rental equipment, net         717.2           730.0
                                           -------         -------
Cost in excess of net assets acquired      1,013.4           998.0
Investments at equity                        315.2           315.8
Deferred income taxes                        583.2           583.2
Other assets                               1,085.3         1,093.6
                                           -------         -------
Total                                     $6,896.9        $7,193.4
                                           =======         =======

Liabilities and stockholders' equity
Current liabilities
Notes payable                             $   26.0        $    8.9
Current maturities of long-term debt          54.8            71.2
Accounts payable                             757.7           917.6
Other accrued liabilities                    994.7         1,123.6
Dividends payable                             26.6            26.6
Estimated income taxes                       200.0           237.7
                                           -------         -------
Total                                      2,059.8         2,385.6
                                           -------         -------

Long-term debt                             1,869.7         1,864.1
Other liabilities                            346.6           339.2
Stockholders' equity
Preferred stock                            1,570.3         1,570.3
Common stock, issued:
  1995, 171.9; 1994, 171.8                     1.7             1.7
Retained earnings                             60.3            45.7
Other capital                                988.5           986.8
                                           -------         -------
Stockholders' equity                       2,620.8         2,604.5
                                           -------         -------
Total                                     $6,896.9        $7,193.4
                                           =======         =======

See notes to consolidated financial statements.

                                   Page 3

                              UNISYS CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (Millions, except per share data)
                                       Three Months    Ended March 31
                                       ------------------------------
                                            1995            1994
                                       ------------    --------------
Revenue
  Sales                                   $  653.3        $  655.3
  Services                                   427.1           321.5
  Equipment maintenance                      326.7           329.0
                                          --------        --------
                                           1,407.1         1,305.8
                                          --------        --------
Costs and expenses
  Cost of sales                              368.4           341.2
  Cost of services                           332.9           253.6
  Cost of equipment maintenance              211.4           197.8
  Selling, general and administrative        341.2           324.8
  Research and development                    96.8           115.8
                                          --------        --------
                                           1,350.7         1,233.2
                                          --------        --------

Operating income                              56.4            72.6

Interest expense                              50.5            52.0
Other income, net                             42.5            27.0
                                          --------        --------
Income from continuing operations
  before income taxes                         48.4            47.6
Estimated income taxes                        16.3            13.0
                                          --------        --------
Income from continuing operations
  before extraordinary item                   32.1            34.6
Income from discontinued operations           12.5            33.1
Extraordinary item                                            (7.7)
                                          --------        --------
Net income                                    44.6            60.0
Dividends on preferred shares                 29.9            30.1
                                          --------        --------
Earnings on common shares                 $   14.7        $   29.9
                                          ========        ========

Earnings per common share
Primary
  Continuing operations                   $    .02        $    .02
  Discontinued operations                      .07             .19
  Extraordinary item                                          (.04)
                                          --------        --------
  Total                                   $    .09        $    .17
                                          ========        ========
Fully diluted
  Continuing operations                   $    .02        $    .05
  Discontinued operations                      .07             .16
  Extraordinary item                                          (.04)
                                          --------        --------
Total                                     $    .09        $    .17
                                          ========        ========

See notes to consolidated financial statements.

                                   Page 4

                               UNISYS CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)
                                          Three Months Ended March 31
                                          ---------------------------
                                             1995            1994
                                          --------        --------
Cash flows from operating activities
Income from continuing operations         $   32.1        $   34.6
Add (deduct) items to reconcile income
  from continuing operations to net cash
  (used for) operating activities:
Income from discontinued operations           12.5            33.1
Effect of extraordinary item                                  (7.7)
Depreciation                                  58.6            53.7
Amortization:
  Marketable software                         34.4            37.5
  Cost in excess of net assets acquired       10.2             9.3
Decrease (increase) in deferred income
  taxes                                         .1            (4.7)
Decrease in receivables, net                  40.2            38.9
(Increase) in inventories                    (27.7)          (46.5)
(Decrease) in accounts payable and
  other accrued liabilities                 (290.1)         (164.5)
(Decrease) increase in estimated
  income taxes                               (37.7)           10.2
(Increase) in net assets of
  discontinued operations                    (25.9)           (1.1)
Increase (decrease) in other liabilities       1.8            (8.4)
(Increase) in other assets                   (10.0)          (18.9)
Other                                          7.0            23.9
                                            ------          ------
Net cash used for operating activities      (194.5)          (10.6)
                                            ------          ------

Cash flows from investing activities
Proceeds from investments                  1,002.8           334.7
Purchases of investments                  (1,007.9)         (334.1)
Proceeds from marketable securities            2.0            89.2
Purchases of marketable securities                           (92.3)
Proceeds from sales of properties              7.4             2.7
Investment in marketable software            (27.8)          (27.2)
Capital additions of properties and
  rental equipment                           (52.7)          (40.0)
Purchase of company                           (8.1)
                                            ------          ------
Net cash used for investing activities       (84.3)          (67.0)
                                            ------          ------

Cash flows from financing activities
Principal payments of debt                   (17.2)         (139.2)
Net proceeds from short-term borrowings       17.1             8.4
Dividends paid on preferred shares           (30.0)          (45.6)
Other                                           .2             2.0
                                            ------          ------
Net cash used for financing activities       (29.9)         (174.4)
Effect of exchange rate changes on          ------          ------
  cash and cash equivalents                    4.5            (7.2)
                                            ------          ------
Decrease in cash and cash equivalents       (304.2)         (259.2)
Cash and cash equivalents, beginning
  of period                                  868.4           835.4
                                            ------          ------
Cash and cash equivalents, end
  of period                                 $564.2          $576.2
                                            ======          ======

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

a. On May 5, 1995, the Company completed the sale of its defense business to Loral Corporation for cash of $862 million.
     The revenue, costs and expenses of the Company's defense business have been excluded from the respective captions in the Consolidated Statements of Income and the net results of these operations have been reported separately as "income from discontinued operations." In addition, other financial statements have been restated to report the defense business as discontinued operations.

     The following is a summary of the results of operations of the Company's defense business (in millions of dollars):

                                           Three Months Ended March 31,
                                           ----------------------------
                                                  1995       1994
                                                 ------     ------
  Revenue                                        $258.1     $383.1
  Income from operations, net of taxes:
    1995, $6.5 million; 1994, $14.6 million      $ 12.5     $ 33.1

The net assets of discontinued operations were as follows (in millions of dollars):

                                            March 31,    December 31,
                                                1995            1994
                                            ---------    ------------
  Current assets                              $275.2          $266.7
  Current liabilities                          (99.6)         (123.8)
  Property, plant and equipment, net           196.7           203.7
  Cost in excess of net assets acquired        143.3           144.5
  Other, net                                    36.8            35.4
                                              ------          ------
     Total                                    $552.4          $526.5
                                              ======          ======

b. During the three months ended March 31, 1994, the Company recorded an extraordinary charge for repurchases of debt of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

c. For the three months ended March 31, 1995 and 1994, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share, for the three months ended March 31, 1994, assumes the conversion of the 8 1/4% Convertible Subordinated Notes due August 1, 2000. Such conversion was not assumed for the three months ended March 31, 1995 since it would have been antidilutive. Neither period assumes conversion of the Series A Preferred Stock since this would have been antidilutive. The shares used in the computations are as follows (in thousands):

                                         Three Months ended
                                              March 31,
                                      ------------------------
                                        1995             1994
                                      -------          -------
                Primary               171,821          173,331
                Fully diluted         171,821          207,379

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

On May 5, 1995, the Company completed the sale of its defense business to Loral Corporation for cash of $862 million. The
Company expects that the proceeds from the sale will be used to strengthen its capital structure and invest in its core business.

The revenue, costs and expenses of the Company's defense business have been excluded from the respective captions in the Consolidated Statements of Income and the net results of these operations have been reported separately as "income from discontinued operations." In addition, other financial statements have been restated to report the defense business as discontinued operations.

Results of Operations

For the three months ended March 31, 1995, the Company reported net income of $44.6 million, or $.09 per primary and fully diluted common share, compared to net income of $60.0 million, or $.17 per primary and fully diluted common share, for the three months ended March 31, 1994. Net income in the current period consists of $32.1 million ($.02 per share) from continuing operations and $12.5 million ($.07 per share) from discontinued operations. In the prior year, net income consisted of income from continuing operations of $34.6 million ($.02 per primary and $.05 per fully diluted share); income from discontinued operations of $33.1 million ($.19 per primary and $.16 per fully diluted share); and an extraordinary charge of $7.7 million ($.04 per primary and fully diluted share) for costs associated with the repurchase of debt.

Revenue for the quarter ended March 31, 1995 was $1.41 billion, up 8% from $1.31 billion for the quarter ended March 31, 1994. Approximately 40% of the increase in revenue was caused by foreign currency translation. Sales revenue was flat when compared to the prior year period as increases in sales of departmental servers and software were offset by a decrease in sales of enterprise systems and servers. Services revenue in the current quarter increased 33% to $427.1 million from $321.5 million in last years' first quarter. Services revenue, which is the Company's single largest revenue stream, represents 30% of total revenue for the three months ended March 31, 1995 compared to 25% in the comparable period a year ago. Equipment maintenance revenue for the current quarter declined slightly from the prior year.

Sales gross profit margin was 44% in the current period compared to 48% last year; services gross profit margin was 22% in the current quarter compared to 21% in the comparable period a year ago; and equipment maintenance gross profit margin was 35% in the current period compared to 40% last year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

The total gross profit margin was 35% for the three months ended March 31, 1995 compared to 39% in the comparable period a year ago. The current quarter's services gross profit margin was negatively impacted by a $12 million charge related to a contract dispute on a major systems integration project. Total gross profit margin is expected to continue to be pressured by competitive pricing and the continuing shift to lower-margin products and services. Business risks associated with services contracts, particularly large, multi-year, fixed-price systems integration contracts, may, from time to time, continue to create volatility in margins.

In the first quarter of 1995, selling, general and administrative expenses were $341.2 million compared to $324.8 million in the first quarter of 1994. The increase was principally due to the effects of foreign currency translation and higher marketing and selling expenses, particularly in support of the services business.

Research and development expenses were $96.8 million in the quarter ended March 31, 1995 compared to $115.8 million a year earlier. The reduction principally reflects the Company's move to common hardware platforms and technologies, and is consistent with the continuing shift of revenue to the services business which requires less research and development expenditures.

As a result of the above, operating income was $56.4 million in the current period (4.0% of revenue) compared to $72.6 million last year (5.6% of revenue).

Interest expense was $50.5 million in the current period compared to $52.0 million in the year ago period due to lower average debt levels.

Other income in the three months ended March 31, 1995 was $42.5 million compared to $27.0 million in the three months ended March
31, 1994. The increase was principally due to higher royalty income from the Company's Japanese joint venture.

It is the Company's policy to minimize its exposure to foreign currency fluctuations. On a net basis, and after taking into account the cost of the Company's hedging program, foreign currency had a minimal effect on pretax results. Income from continuing operations before income taxes was $48.4 million in the current quarter, up 2% from the prior year quarter.

The worldwide effective income tax rate was higher in the current quarter when compared with the year ago period resulting in a higher provision for taxes. Estimated income taxes were $16.3 million in the current quarter compared to $13.0 million last year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Financial Condition

During the three months ended March 31, 1995, cash used for operating activities was $194.5 million compared to $10.6 million during the three months ended March 31, 1994. The increase in cash used was due in large part to a reduction in payables, an increase in income tax payments and lower income.

Investments in properties and rental equipment during the first quarter were $52.7 million compared to $40.0 million in the prior year.

At March 31, 1995, total debt was $1.95 billion, an increase of $6.3 million from December 31, 1994. Cash, cash equivalents and marketable securities at March 31, 1995 were $577.9 million
compared to $884.6 million at December 31, 1994.   During the
three months ended March 31, 1995, debt net of cash and marketable securities increased $313.0 million to $1.4 billion. As a percent of total capital, debt net of cash and marketable securities was 34% at March 31, 1995 compared to 29% at December 31, 1994.

During 1994, the Company repurchased and redeemed $112.5 million of debt. The Company intends, from time to time, to continue to redeem or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

The Company has on file with the Securities and Exchange
Commission an effective registration statement covering $500 million of debt or equity securities. The registration statement enables the Company to be prepared for future market opportunities. Proceeds from future offerings of these securities are anticipated to be used for general corporate purposes, including reduction or refinancing of debt.

During the first quarter of 1995, the Company amended its revolving credit agreement to increase the amount available for borrowing to $325 million from $300 million and to extend the term until May 31, 1996. This agreement provides for short-term borrowings and up to $100 million of letters of credit. During the first quarter of 1995, there were no borrowings under this agreement.

Dividends paid on preferred stock amounted to $30.0 million during the three months ended March 31, 1995 compared to $45.6 million in the year-ago period. The prior year amount included payment for preferred dividend arrearages.

Stockholders' equity increased $16.3 million during the first quarter to $2,620.8 million, principally reflecting net income of $44.6 million offset by preferred dividends of $30.0 million.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

At March 31, 1995, the Company had deferred tax assets in excess of deferred tax liabilities of $1,160 million. For the reasons cited below, management believes that it is more likely than not that $833 million of such assets will be realized, therefore resulting in a valuation allowance of $327 million. In assessing the likelihood of realization of this asset, the Company has considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

The principal basis used to assess the likelihood of realization was the Company's forecast of future taxable income which was adjusted by applying probability factors to the achievement of this forecast. Forecasted taxable income is expected to arise from ordinary and recurring operations and to be sufficient to realize the entire amount of net deferred tax assets. Approximately $2.4 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. The major portion of such carry-forwards expire in 1998 and beyond. In addition, substantial amounts of foreign net operating losses have an indefinite carryforward period. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. In recent years, the information management business has undergone dramatic changes and there can be no assurance that in the future there could not be increased competition or other factors which may result in a decline in sales or margins, loss of market share, or technological obsolescence. The Company will evaluate quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.

The Company expects to settle certain open tax years with the Internal Revenue Service in late 1995 or early 1996. It is expected that such settlements will result in cash payments of approximately $130 million (including interest). These payments will not affect earnings since provision for these taxes has been made in prior years.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

           See Exhibit Index.

(b)        Reports on Form 8-K

           During the quarter ended March 31, 1995, the Company filed one Current Report on Form 8-K dated March 21,
           1995, to report under Item 5 of such form.

                                  SIGNATURE
                                  ---------


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNISYS CORPORATION



Date:  May 15, 1995                   By: /s/ Deborah C. Hopkins
                                          ----------------------
                                          Deborah C. Hopkins
                                          Vice President and
                                           Controller
                                          (Chief Accounting Officer)

EXHIBIT INDEX


Exhibit
Number                          Description
- -------                         -----------
  10            Asset Purchase Agreement dated as of March 20,
                1995, as amended, by and between Unisys Corporation and Loral Corporation

  11 Statement of Computation of Earnings Per Share for the three months ended March 31, 1995 and 1994

  27            Financial Data Schedule