Form 10-Q
period 1995-06-30
UNISYS CORP
filed 1995-08-14
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         __________________________

                                 FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1995.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of Common Stock outstanding as of June 30, 1995: 171,354,354.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             UNISYS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Millions)
                                         June 30,
                                           1995         December 31,
                                        (Unaudited)         1994
                                        ----------------------------
Assets
Current Assets
Cash and cash equivalents                $   962.4        $  868.4
Marketable securities                         15.7            16.2
Accounts and notes receivable, net         1,090.7           945.1
Inventories
Finished equipment and supplies              342.4           355.0
Work in process and raw materials            341.7           281.3
Deferred income taxes                        281.4           310.5
Other current assets                          92.3            98.3
Net assets of discontinued operations                        526.5
                                           -------         -------
Total                                      3,126.6         3,401.3
                                           -------         -------

Long-term receivables, net                    64.0            71.5
                                           -------         -------
Properties and rental equipment            2,141.0         2,209.9
Less-Accumulated depreciation              1,432.6         1,479.9
                                           -------         -------
Properties and rental equipment, net         708.4           730.0
                                           -------         -------
Cost in excess of net assets acquired      1,003.5           998.0
Investments at equity                        366.4           315.8
Deferred income taxes                        514.0           583.2
Other assets                               1,108.9         1,093.6
                                           -------         -------
Total                                     $6,891.8        $7,193.4
                                           =======         =======

Liabilities and stockholders' equity
Current liabilities
Notes payable                             $   27.0        $    8.9
Current maturities of long-term debt           5.4            71.2
Accounts payable                             857.9           917.6
Other accrued liabilities                    890.2         1,123.6
Dividends payable                             26.6            26.6
Estimated income taxes                       182.5           237.7
                                           -------         -------
Total                                      1,989.6         2,385.6
                                           -------         -------

Long-term debt                             1,873.5         1,864.1
Other liabilities                            349.5           339.2
Stockholders' equity
Preferred stock                            1,570.3         1,570.3
Common stock, issued:
  1995, 172.2; 1994, 171.8                     1.7             1.7
Retained earnings                             70.2            45.7
Other capital                              1,037.0           986.8
                                           -------         -------
Stockholders' equity                       2,679.2         2,604.5
                                           -------         -------
Total                                     $6,891.8        $7,193.4
                                           =======         =======

See notes to consolidated financial statements.

                                   Page 3

                              UNISYS CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (Millions, except per share data)
                                               Three Months              Six Months
                                               Ended June 30            Ended June 30
                                       ---------------------------   ---------------------------
                                            1995            1994          1995            1994
                                       ------------    -----------   ------------    -----------
Revenue
  Sales                                   $  656.0        $  691.5      $1,309.3        $1,346.8
  Services                                   508.3           413.8         935.4           735.3
  Equipment maintenance                      331.5           336.2         658.2           665.2
                                          --------        --------      --------        --------
                                           1,495.8         1,441.5       2,902.9         2,747.3
                                          --------        --------      --------        --------
Costs and expenses
  Cost of sales                              352.8           375.0         721.2           716.2
  Cost of services                           407.5           312.3         740.4           565.9
  Cost of equipment maintenance              201.7           206.1         413.1           403.9
  Selling, general and administrative        380.6           358.6         721.8           683.4
  Research and development                    87.5           111.8         184.3           227.6
                                          --------        --------      --------        --------
                                           1,430.1         1,363.8       2,780.8         2,597.0
                                          --------        --------      --------        --------

Operating income                              65.7            77.7         112.1           150.3

Interest expense                              51.1            50.9         101.6           102.9
Other income, net                             46.0             4.2          88.5            31.2
                                          --------        --------      --------        --------
Income from continuing operations
  before income taxes                         60.6            31.0         109.0            78.6
Estimated income taxes                        20.8             8.3          37.1            21.3
                                          --------        --------      --------        --------
Income from continuing operations
  before extraordinary item                   39.8            22.7          71.9            57.3
Income from discontinued operations                           27.2          12.5            60.3
Extraordinary item                                                                          (7.7)
                                          --------        --------      --------        --------
Net income                                    39.8            49.9          84.4           109.9
Dividends on preferred shares                 30.0            30.0          59.9            60.1
                                          --------        --------      --------        --------
Earnings on common shares                 $    9.8        $   19.9      $   24.5        $   49.8
                                          ========        ========      ========        ========

Earnings per common share
Primary
  Continuing operations                   $    .06        $   (.04)     $    .07        $   (.02)
  Discontinued operations                                      .16           .07             .35
  Extraordinary item                                                                        (.04)
                                          --------        --------      --------        --------
  Total                                   $    .06        $    .12      $    .14        $    .29
                                          ========        ========      ========        ========
Fully diluted
  Continuing operations                   $    .06        $   (.01)     $    .07        $    .03
  Discontinued operations                                      .13           .07             .29
  Extraordinary item                                                                        (.04)
                                          --------        --------      --------        --------
  Total                                   $    .06        $    .12      $    .14        $    .28
                                          ========        ========      ========        ========

See notes to consolidated financial statements.

                                     Page 4

                               UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)
                                                  Six Months Ended
                                                      June 30
                                               ------------------------
                                                  1995           1994
                                               ---------       --------
Cash flows from operating activities
Income from continuing operations              $    71.9       $   57.3
Add (deduct) items to reconcile income
   from continuing operations to net cash
   used for operating activities:
Effect of extraordinary item                                      ( 7.7)
Depreciation                                       106.8          108.2
Amortization:
   Marketable software                              64.8           76.4
   Cost in excess of net assets acquired            20.1           18.4
(Increase) in deferred income taxes                ( 7.4)         ( 8.8)
(Increase) decrease in receivables, net           ( 33.3)          22.4
(Increase) in inventories                         ( 47.8)        ( 50.2)
(Decrease) in accounts payable and other
   accrued liabilities                           ( 361.3)       ( 261.5)
(Decrease) in estimated income taxes              ( 41.9)        ( 19.1)
(Decrease) in other liabilities                    ( 5.7)        ( 16.7)
(Increase) decrease in other assets               ( 50.2)          26.7
Other                                               23.6            5.2
                                                 -------         ------
Net cash used for operating activities           ( 260.4)        ( 49.4)
                                                 -------         ------

Cash flows from investing activities
Proceeds from investments                        1,483.9          742.6
Purchases of investments                       ( 1,497.0)       ( 749.4)
Proceeds from marketable securities                  2.0          182.3
Purchases of marketable securities                               ( 92.3)
Proceeds from sales of properties                    7.8           15.3
Investment in marketable software                 ( 61.4)        ( 62.7)
Capital additions of properties
 and rental equipment                            ( 101.9)        ( 88.5)
Purchase of company                                ( 8.1)
                                                 -------         ------
Net cash used for investing activities           ( 174.7)        ( 52.7)
                                                 -------         ------

Cash flows from financing activities
Principal payments of debt                        ( 67.2)       ( 139.5)
Net proceeds from short-term borrowings             18.1            4.3
Dividends paid on preferred shares                ( 59.9)       ( 168.0)
Other                                                2.5            2.9
                                                 -------         ------

Net cash used for financing activities           ( 106.5)       ( 300.3)
                                                 -------         ------
Effect of exchange rate changes on
   cash and cash equivalents                         1.5         ( 11.6)
                                                 -------         ------
Net cash used for continuing operations          ( 540.1)       ( 414.0)
                                                 -------         ------
Discontinued operations
   Proceeds from sale                              862.0
   Other                                         ( 227.9)          70.8
                                                 -------         ------
Net cash provided by discontinued operations       634.1           70.8
                                                 -------         ------

Increase (decrease) in cash and cash equivalents    94.0        ( 343.2)
Cash and cash equivalents, beginning of period     868.4          835.4
                                                 -------         ------

Cash and cash equivalents, end of period         $ 962.4        $ 492.2
                                                 =======        =======

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

a. In May, 1995, the Company sold its defense business to Loral Corporation for cash of $862 million. The Company's financial results of operations for the three months ended June 30, 1995 do not include the results of operations of its defense business or the impact of the sale. For periods prior to April 1, 1995 the net results of these defense operations have been reported separately as "income from discontinued operations". In addition, other financial statements have been restated to report the defense business as discontinued operations. The results of operations of this business for the three months ended June 30, 1995, and the impact of the sale, including any adjustments to the proceeds received for the defense business, will be reported in a future period as discontinued operations, following resolution of issues arising from the purchase price adjustment process specified in the contract of sale.

   The following is a summary of the results of operations of the Company's defense business (in millions of dollars):

                                   Year      Three Months    Six Months    Three Months
                                  Ended          Ended          Ended           Ended
                              Dec. 31, 1994  June 30, 1994  June 30, 1994  March 31, 1995
                              -------------  -------------  -------------  --------------
Revenue                         $1,421.5        $ 357.7         $740.8          $258.1
                                ========        =======         ======          ======
Operating income                $  151.6        $  41.4         $ 91.8          $ 25.7
                                ========        =======         ======          ======
Income before income taxes      $  138.6        $  39.2         $ 86.9          $ 19.0
Estimated income taxes              42.5           12.0           26.6             6.5
                                --------        -------         ------          ------
Net income                      $   96.1        $  27.2         $ 60.3          $ 12.5
                                ========        =======         ======          ======

   The net assets of discontinued operations at December 31, 1994 were as follows (in millions of dollars):

      Current assets                                $266.7
      Current liabilities                           (123.8)
      Property, plant and equipment, net             203.7
      Cost in excess of net assets acquired          144.5
      Other, net                                      35.4
                                                    ------
      Total                                         $526.5
                                                    ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)


b. During the three months ended March 31, 1994, the Company recorded an extraordinary charge for repurchases of debt of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.


c. For the three and six months ended June 30, 1995 and 1994, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computation of fully diluted earnings per share, for the three and six months ended June 30, 1994, assumes the conversion of the 8 1/4% Convertible Subordinated Notes due August 1, 2000. Such conversion was not assumed for the three and six months ended June 30, 1995 since it would have been antidilutive. None of periods presented below assumes conversion of the Series A Preferred Stock since this would have been antidilutive. The shares used in the computations are as follows (in thousands):

                        Three Months Ended        Six Months Ended
                             June 30,                 June 30
                        -------------------     -------------------
                         1995        1994        1995        1994
                        -------     -------     -------     -------
      Primary           172,150     172,245     171,986     172,788
      Fully diluted     172,150     205,943     171,986     206,661

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Sale of Defense Systems

In May, 1995, the Company sold its defense business to Loral
Corporation for cash of $862 million. The Company expects that the proceeds from the sale will be used to strengthen its capital structure and invest in its businesses.

The Company's financial results of operations for the three months ended June 30, 1995 do not include the results of operations of its defense business or the impact of the sale. For periods prior to April 1, 1995 the net results of these defense operations have been reported separately as "income from discontinued operations". In addition, other financial statements have been restated to report the defense business as discontinued operations. The results of operations of this business for the three months ended June 30, 1995, and the impact of the sale, including any adjustments to the proceeds received for the defense business, will be reported in a future period as discontinued operations, following resolution of issues arising from the purchase price adjustment process specified in the contract of sale.

Results of Operations

For the three months ended June 30, 1995, the Company reported net income from continuing operations of $39.8 million, or $.06 per primary and fully diluted common share, compared to net income from continuing operations of $22.7 million, or a loss of $.04 per primary and $.01 per fully diluted common share, for the three months ended June 30, 1994. Total net income in the year ago period was $49.9 million, or $.12 per primary and fully diluted share, including $27.2 million, or $.16 per primary and $.13 per fully diluted share, from discontinued operations.

Revenue for the quarter ended June 30, 1995 was $1.50 billion, up 4% from $1.44 billion for the quarter ended June 30, 1994, principally as a result of foreign currency translation. Sales revenue declined 5% when compared to the prior year period as increases in sales of the departmental servers and desktop systems business segment were more than offset by decreases in enterprise systems and servers. Services revenue in the quarter increased 23% to $508.3 million from $413.8 million in last years' second quarter. Services revenue, which is the Company's single largest revenue stream, represented 34% of total revenue for the three months ended June 30, 1995 compared to 29% in the comparable period a year ago. Equipment maintenance revenue for the current quarter declined slightly from the prior year.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).


Sales gross profit margin was 46% in both the current and prior year period. Services gross profit margin was 20% in the current quarter compared to 25% a year ago. The decline in services gross profit margin was mainly due to project costs adjustments.
Business risks associated with services contracts, particularly large, multi-year, fixed-price systems integration contracts, may, from time to time, continue to create volatility in margins. Equipment maintenance gross profit margin was 39% in both the current and prior year period.

The total gross profit margin was 36% for the three months ended
June 30, 1995 compared to 38% in the comparable period a year ago. The total gross profit margin is expected to continue to be pressured by competitive pricing and the continuing shift to lower-margin products and services.

In the second quarter of 1995, selling, general and administrative expenses were $380.6 million compared to $358.6 million in the second quarter of 1994. Approximately two-thirds of the increase was due to the effects of foreign currency translation with the remaining increase principally due to higher sales and marketing expenses.

Research and development expenses were $87.5 million in the quarter ended June 30, 1995 compared to $111.8 million a year earlier. The reduction principally reflects the Company's move to common hardware platforms and technologies. Research and development expense as a percent of total revenue is expected to continue to decline consistent with the increasing proportion of revenue from the services business which requires less research and development expenditures.

As a result of the above, operating income was $65.7 million in the current period (4.4% of revenue) compared to $77.7 million last year (5.4% of revenue).

Other income in the three months ended June 30, 1995 was $46.0 million compared to $4.2 million in the three months ended June 30, 1994. The increase was principally due to higher royalty income from the Company's Japanese joint venture, higher interest income and favorable foreign currency translation.

It is the Company's policy to minimize its exposure to foreign currency fluctuations. Due to a significant weakening of the U.S. dollar compared to foreign currencies, foreign currency changes had a positive effect on net income when compared to the year-ago quarter.

Income from continuing operations before income taxes was $60.6 million in the current quarter compared to $31.0 million a year earlier.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).

Financial Condition

During the six months ended June 30, 1995, cash used for operating activities was $260.4 million compared to $49.4 million during the six months ended June 30, 1994. The increase in cash used was due in large part to a reduction in payables, an increase in income tax payments and management's decision to reduce the level of accounts receivable discounting.

Investments in properties and rental equipment during the first half of 1995 were $101.9 million compared to $88.5 million in the prior year.

At June 30, 1995, total debt was $1.91 billion, a decrease of $38.3 million from December 31, 1994. Cash, cash equivalents and marketable securities at June 30, 1995 were $978.1 million compared
to $884.6 million at December 31, 1994.   During the six months
ended June 30, 1995, debt net of cash and marketable securities decreased $131.8 million to $927.8 million. As a percent of total capital, debt net of cash and marketable securities was 26% at June 30, 1995 compared to 29% at December 31, 1994.

During the six months ended June 30, 1995 and 1994, the Company retired $67.2 million and $139.5 million principal amount of debt securities, respectively. The Company intends, from time to time, to continue to redeem or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

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

During the first quarter of 1995, the Company amended its revolving credit agreement to increase the amount available for borrowing to $325 million from $300 million and to extend the term until May 31, 1996. This agreement provides for short-term borrowings and up to $100 million of letters of credit. During the first half of 1995, there were no borrowings under this agreement.

Dividends paid on preferred stock amounted to $59.9 million during the six months ended June 30, 1995 compared to $168.0 million in the year-ago period. The prior year amount included payment for preferred dividend arrearages.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).

Net cash provided by the discontinued defense operations during the six months ended June 30, 1995 was $634.1 million consisting of $862.0 million proceeds from the sale offset by cash used of $227.9 million. A significant portion of the cash usage is expected to be recovered upon completion of the purchase price adjustment process.

Stockholders' equity increased $74.7 million during the first half to $2,679.2 million, principally reflecting net income of $84.4 million and favorable foreign currency translation of $47.9 million offset by preferred dividends of $59.9 million.

At June 30, 1995, the Company had deferred tax assets in excess of deferred tax liabilities of $1,057 million. For the reasons cited below, management believes that it is more likely than not that $730 million of such assets will be realized, therefore resulting in a valuation allowance of $327 million. In assessing the likelihood of realization of this asset, the Company has considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

The principal basis used to assess the likelihood of realization was the Company's forecast of future taxable income which was adjusted by applying probability factors to the achievement of this forecast. Forecasted taxable income is expected to arise from ordinary and recurring operations and to be sufficient to realize the entire amount of net deferred tax assets. Approximately $2.1 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. The major portion of such carryforwards expire in 1998 and beyond. In addition, substantial amounts of foreign net operating losses have an indefinite carryforward period. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. In recent years, the information management business has undergone dramatic changes and there can be no assurance that in the future there would not be increased competition or other factors which may result in a decline in sales or margins, loss of market share, or technological obsolescence. The Company will evaluate quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.

The Company expects to settle certain open tax years with the Internal Revenue Service in 1996. It is expected that such settlements will result in cash payments of approximately $130 million (including interest). These payments will not affect earnings since provision for these taxes has been made in prior years.

Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Company's 1995 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 27, 1995 in Philadelphia, Pennsylvania.

(c) The following matters were voted upon at the Annual Meeting and received the following votes:

      1.  Election of Directors as follows:

          Theodore E. Martin -- 136,491,623 votes for; 6,197,650 votes withheld

          Alan E. Schwartz -- 135,904,176 votes for; 6,785,097 votes withheld

          James A. Unruh -- 135,484,597 votes for; 7,204,676 votes withheld

      2. A proposal to ratify the selection of the Company's independent auditors for 1995 -- 139,225,407 votes for; 2,434,250 votes against; 1,029,616 abstentions

      3. A stockholder proposal concerning executive compensation -- 17,496,151 votes for; 77,302,041 votes against; 3,645,695 abstentions; 44,245,386 broker non-votes.

      4. A stockholder proposal concerning Company matching contributions -- 21,629,665 votes for; 72,637,257 votes against; 4,176,965 abstentions; 44,245,386 broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index.

(b)   Reports on Form 8-K

      During the quarter ended June 30, 1995, the Company filed one Current Report on Form 8-K dated June 27, 1995 to report under Item 5 of that Form.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNISYS CORPORATION



Date:  August 14, 1995                By: /s/ Deborah C. Hopkins
                                          ----------------------
                                          Deborah C. Hopkins
                                          Vice President and
                                           Controller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------

 3        Bylaws of Unisys Corporation as amended through May 25, 1995

10.1      Form of Executive Employment Agreement

10.2      Amendment dated May 25, 1995 to the 1990 Unisys Long-Term
          Incentive Plan

10.3      Amendment dated May 25, 1995 to the Unisys Elected Officer
          Pension Plan

10.4 Amendment dated as of July 28, 1995 to Employment Agreement dated August 10, 1994 between Unisys Corporation and James A. Unruh

11.1 Statement of Computation of Earnings Per Share for the six months ended June 30, 1995 and 1994.

11.2 Statement of Computation of Earnings Per Share for the three months ended June 30, 1995 and 1994

12        Statement of Computation of Ratio of Earnings to Fixed Charges

27        Financial Data Schedule