Form 10-Q
period 1995-09-30
UNISYS CORP
filed 1995-11-14
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         __________________________

                                 FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of Common Stock outstanding as of September 30, 1995: 171,396,755.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             UNISYS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Millions)
                                       September 30,
                                           1995         December 31,
                                        (Unaudited)         1994
                                        ----------------------------
Assets
Current Assets
Cash and cash equivalents                $   813.0        $  868.4
Marketable securities                          7.0            16.2
Accounts and notes receivable, net         1,037.1           945.1
Inventories
Finished equipment and supplies              365.5           355.0
Work in process and raw materials            358.9           281.3
Deferred income taxes                        281.4           310.5
Other current assets                          89.1            98.3
Net assets of discontinued operations                        526.5
                                           -------         -------
Total                                      2,952.0         3,401.3
                                           -------         -------

Long-term receivables, net                    59.5            71.5
                                           -------         -------
Properties and rental equipment            2,091.9         2,209.9
Less-Accumulated depreciation              1,407.9         1,479.9
                                           -------         -------
Properties and rental equipment, net         684.0           730.0
                                           -------         -------
Cost in excess of net assets acquired      1,019.5           998.0
Investments at equity                        369.8           315.8
Deferred income taxes                        514.0           583.2
Other assets                               1,142.5         1,093.6
                                           -------         -------
Total                                     $6,741.3        $7,193.4
                                           =======         =======

Liabilities and stockholders' equity
Current liabilities
Notes payable                             $   18.3        $    8.9
Current maturities of long-term debt         343.4            71.2
Accounts payable                             839.2           917.6
Other accrued liabilities                    870.8         1,123.6
Dividends payable                             30.2            26.6
Estimated income taxes                       141.1           237.7
                                           -------         -------
Total                                      2,243.0         2,385.6
                                           -------         -------

Long-term debt                             1,533.5         1,864.1
Other liabilities                            347.7           339.2
Stockholders' equity
Preferred stock                            1,570.3         1,570.3
Common stock, issued:
  1995, 172.3; 1994, 171.8                     1.7             1.7
Retained earnings                              4.4            45.7
Other capital                              1,040.7           986.8
                                           -------         -------
Stockholders' equity                       2,617.1         2,604.5
                                           -------         -------
Total                                     $6,741.3        $7,193.4
                                           =======         =======

See notes to consolidated financial statements.

                                   Page 3

                              UNISYS CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (Millions, except per share data)
                                               Three Months              Nine Months
                                            Ended September 30       Ended September 30
                                       ---------------------------   ---------------------------
                                            1995            1994          1995            1994
                                       ------------    -----------   ------------    -----------
Revenue
  Sales                                   $  570.3        $  723.4      $1,879.6        $2,070.2
  Services                                   546.3           429.8       1,481.7         1,165.1
  Equipment maintenance                      344.1           328.7       1,002.3           993.9
                                          --------        --------      --------        --------
                                           1,460.7         1,481.9       4,363.6         4,229.2
                                          --------        --------      --------        --------
Costs and expenses
  Cost of sales                              352.5           393.9       1,073.7         1,110.1
  Cost of services                           442.0           331.0       1,182.4           896.9
  Cost of equipment maintenance              219.0           207.7         632.1           611.6
  Selling, general and administrative        389.4           375.8       1,111.2         1,059.2
  Research and development                    86.0           110.5         270.3           338.1
                                          --------        --------      --------        --------
                                           1,488.9         1,418.9       4,269.7         4,015.9
                                          --------        --------      --------        --------

Operating income (loss)                      (28.2)           63.0          93.9           213.3

Interest expense                              49.5            50.2         151.1           153.1
Other income, net                             28.9            30.2         117.4            61.4
                                          --------        --------      --------        --------
Income (loss) from continuing
  operations before income taxes             (48.8)           43.0          60.2           121.6
Estimated income taxes (benefit)             (16.6)           12.2          20.5            33.5
                                          --------        --------      --------        --------
Income (loss) from continuing operations
  before extraordinary item                  (32.2)           30.8          39.7            88.1
Income from discontinued operations                           12.1          12.5            72.4
Extraordinary item                                                                          (7.7)
                                          --------        --------      --------        --------
Net income (loss)                            (32.2)           42.9          52.2           152.8
Dividends on preferred shares                 30.2            30.0          90.1            90.1
                                          --------        --------      --------        --------
Earnings (loss) on common shares          $  (62.4)       $   12.9      $  (37.9)       $   62.7
                                          ========        ========      ========        ========

Earnings (loss) per common share
Primary
  Continuing operations                   $   (.36)       $    .01      $   (.29)       $   (.02)
  Discontinued operations                                      .07           .07             .42
  Extraordinary item                                                                        (.04)
                                          --------        --------      --------        --------
  Total                                   $   (.36)       $    .08      $   (.22)       $    .36
                                          ========        ========      ========        ========
Fully diluted
  Continuing operations                   $   (.36)       $    .02      $   (.29)       $   (.02)
  Discontinued operations                                      .06           .07             .42
  Extraordinary item                                                                        (.04)
                                          --------        --------      --------        --------
  Total                                   $   (.36)       $    .08      $   (.22)       $    .36
                                          ========        ========      ========        ========

See notes to consolidated financial statements.

                                     Page 4

                               UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)
                                                  Nine Months Ended
                                                    September 30
                                               ------------------------
                                                  1995           1994
                                               ---------       --------
Cash flows from operating activities
Income from continuing operations              $    39.7       $   88.1
Add (deduct) items to reconcile income
   from continuing operations to net cash
   (used for) provided by operating
   activities:
Effect of extraordinary item                                      ( 7.7)
Depreciation                                       156.0          163.9
Amortization:
   Marketable software                              94.9          114.7
   Cost in excess of net assets acquired            30.5           27.7
(Increase) in deferred income taxes                ( 7.4)         ( 9.4)
Decrease in receivables, net                        20.0           33.6
(Increase) in inventories                         ( 67.4)        ( 65.2)
(Decrease) in accounts payable and other
   accrued liabilities                           ( 352.2)       ( 283.7)
(Decrease) in estimated income taxes              ( 83.3)        ( 38.4)
(Decrease) in other liabilities                    ( 4.4)        ( 12.3)
(Increase) decrease in other assets               ( 96.6)          75.8
Other                                               18.8           33.8
                                                 -------         ------
Net cash (used for)
   provided by operating activities              ( 251.4)         120.9
                                                 -------         ------

Cash flows from investing activities
Proceeds from investments                        2,628.0        1,330.8
Purchases of investments                       ( 2,642.6)     ( 1,348.7)
Proceeds from marketable securities                 14.4          185.3
Purchases of marketable securities                               ( 97.2)
Proceeds from sales of properties                   28.1           16.9
Investment in marketable software                 ( 92.2)        ( 93.7)
Capital additions of properties
 and rental equipment                            ( 142.4)       ( 135.7)
Purchase of businesses                            ( 39.2)
                                                 -------         ------
Net cash used for investing activities           ( 245.9)       ( 142.3)
                                                 -------         ------

Cash flows from financing activities
Principal payments of debt                        ( 67.9)       ( 139.8)
Net proceeds from short-term borrowings              9.3            9.0
Dividends paid on preferred shares                ( 90.0)       ( 198.0)
Other                                                2.8            3.1
                                                 -------         ------

Net cash used for financing activities           ( 145.8)       ( 325.7)
                                                 -------         ------
Effect of exchange rate changes on
   cash and cash equivalents                         7.2         ( 10.3)
                                                 -------         ------
Net cash used for continuing operations          ( 635.9)       ( 357.4)
                                                 -------         ------
Discontinued operations
   Proceeds from sale                              862.0
   Other                                         ( 281.5)          88.9
                                                 -------         ------
Net cash provided by discontinued operations       580.5           88.9
                                                 -------         ------

(Decrease) in cash and cash equivalents           ( 55.4)       ( 268.5)
Cash and cash equivalents, beginning of period     868.4          835.4
                                                 -------         ------

Cash and cash equivalents, end of period         $ 813.0        $ 566.9
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

a. In May, 1995, the Company sold its defense business to Loral Corporation ("Loral") for cash of $862 million. The Company's financial results of operations for the nine months ended September 30, 1995 include the results of operations of its defense business for the three months ended March 31, 1995. For such period and all prior periods, the net results of these defense operations are being reported separately in the Consolidated Statement of Income as "income from discontinued operations". In addition, the other financial statements have been restated to report the defense business as a discontinued operation.
     In November, 1995, the Company and Loral completed the agreed upon purchase price adjustment process. The impact of the sale, which is not expected to be material, will be reported in the December, 1995 quarter as discontinued operations.

     The following is a summary of the results of operations of the Company's defense business (in millions of dollars):

                                   Year      Three Months     Nine Months    Three Months
                                  Ended          Ended           Ended           Ended
                              Dec. 31, 1994  Sept. 30, 1994  Sept. 30, 1994  March 31, 1995
                              -------------  --------------  --------------  --------------
Revenue                         $1,421.5        $ 306.2        $1,047.0           $258.1
                                ========        =======         =======           ======
Operating income                $  151.6        $  22.5         $ 114.3           $ 25.7
                                ========        =======         =======           ======
Income before income taxes      $  138.6        $  17.5         $ 104.4           $ 19.0
Estimated income taxes              42.5            5.4            32.0              6.5
                                --------        -------         -------           ------
Net income                      $   96.1        $  12.1         $  72.4           $ 12.5
                                ========        =======         =======           ======

   The net assets of discontinued operations at December 31, 1994 were as follows (in millions of dollars):

      Current assets                                $266.7
      Current liabilities                           (123.8)
      Property, plant and equipment, net             203.7
      Cost in excess of net assets acquired          144.5
      Other, net                                      35.4
                                                    ------
      Total                                         $526.5
                                                    ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D.)

b. During the nine months ended September 30, 1994, the Company recorded an extraordinary charge for repurchases of debt of $7.7 million, net of $5.1 million of income tax benefits, or $.04 per fully diluted common share.


c. For the three and nine months ended September 30, 1995, the computation of primary earnings per share is based on the weighted average number of outstanding common shares. The computation of primary earnings per share for the three and nine months ended September 30, 1994 also includes additional shares assuming the exercise of stock options.
    The computation of fully diluted earnings per share, for the three months ended September 30, 1994, assumes the conversion of the 8 1/4% Convertible Subordinated Notes due August 1, 2000. Such conversion was not assumed for the three and nine months ended September 30, 1995 or for the nine months ended September 30, 1994 since it would have been antidilutive. None of the periods presented below assumes conversion of the Series A Preferred Stock since this would have been antidilutive. The shares used in the computations are as follows (in thousands):

                    Three Months Ended          Nine Months Ended
                       September 30,              September  30
                   -------------------        -------------------
                     1995        1994           1995        1994
                     ----        ----           ----        ----
  Primary          171,387     171,803        171,185     172,460
  Fully diluted    171,387     205,597        171,185     172,460

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview

On October 6, 1995, the Company announced that it will dismantle its highly interdependent matrix management structure and realign internally into three business units (information services, support services and computer systems), each with its own marketing and sales organizations. The Company's goal from the realignment is to reduce its current cost structure and create annual savings of at least $400 million by the end of 1996. Cost savings are expected to come from reducing the overhead and administrative costs associated with the matrix structure, facility consolidation and personnel reductions. In addition, the Company will be evaluating its deferred tax assets and cost in excess of net assets acquired in light of the planned restructuring actions. The Company expects to take a significant charge against earnings in the fourth quarter of 1995 in connection with these initiatives. The Company is in the process of determining the size of the charge and impact on employment levels.

In May, 1995, the Company sold its defense business to Loral Corporation ("Loral") for cash of $862 million. The Company's financial results of operations for the nine months ended September 30, 1995 include the results of operations of its defense business for the three months ended March 31, 1995. For such period and all prior periods, the net results of these defense operations are being reported separately in the Consolidated Statement of Income as "income from discontinued operations". In addition, the other financial statements have been restated to report the defense business as a discontinued operation. In November, 1995, the Company and Loral completed the agreed upon purchase price adjustment process. The impact of the sale, which is not expected to be material, will be reported in the December, 1995 quarter as discontinued operations.

During the third quarter of 1995, the Company acquired its South
African distributor for cash. The acquisition benefited both revenue and profitability for the quarter.

Results of Operations

For the three months ended September 30, 1995, the Company reported a net loss from continuing operations of $32.2 million, or $.36 per primary and fully diluted common share, compared to net income from continuing operations of $30.8 million, or $.01 per primary and $.02 per fully diluted common share, for the three months ended September 30, 1994. Total net income in the year ago period was $42.9 million, or $.08 per primary and fully diluted share, including $12.1 million, or $.07 per primary and $.06 per fully diluted share, from discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).


Revenue for the quarter ended September 30, 1995 was $1.46 billion, down 1% from $1.48 billion for the quarter ended September 30, 1994. Sales revenue declined 21%, when compared to the prior year period, principally due to decreases in sales of enterprise systems and servers. Services revenue in the quarter increased 27% to $546.3 million from $429.8 million in last years' third quarter. Services revenue, which is the Company's single largest revenue stream, represented 37% of total revenue for the three months ended September 30, 1995 compared to 29% in the comparable period a year ago. Equipment maintenance revenue for the current quarter increased 5% from the prior year.

Sales gross profit margin was 38% in the current period compared to 46% in the prior year period. The decline was due in large part to a higher proportion of lower-margin personal computer sales and the reduced volume of large computer systems sales. Services gross profit margin was 19% in the current quarter compared to 23% a year ago. The decline in services gross profit margin was mainly due to project cost adjustments. Business risks associated with services contracts, particularly large, multi-year, fixed-price systems integration contracts, may, from time to time, continue to create volatility in margins. Equipment maintenance gross profit margin was 36% in the current period compared to 37% last year.

The total gross profit margin was 31% for the three months ended September 30, 1995 compared to 37% in the comparable period a year ago. The total gross profit margin is expected to continue to be pressured by competitive pricing and the continuing shift to lower-margin products and services.

In the third quarter of 1995, selling, general and administrative expenses were $389.4 million compared to $375.8 million in the third quarter of 1994, with approximately one-third of the increase due to the effects of foreign currency translation.

Research and development expenses were $86.0 million in the quarter ended September 30, 1995 compared to $110.5 million a year earlier. The reduction principally reflects the Company's move to common hardware platforms and technologies. Research and development expense as a percent of total revenue is expected to continue to decline consistent with the increasing proportion of revenue from the services business which requires less research and development expenditures.

As a result of the above, the Company had an operating loss of $28.2 million in the current period compared to operating income of $63.0 million last year.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).

It is the Company's policy to minimize its exposure to foreign currency fluctuations. Due to a weakening of the U.S. dollar compared to foreign currencies, foreign currency changes, including the cost of hedging, had a modest positive effect on net income when compared to the year-ago quarter.

The loss from continuing operations before income taxes was $48.8 million in the current quarter compared to income of $43.0 million a year earlier.

Estimated income taxes were a benefit of $16.6 million for the three months ended September 30, 1995 compared to a provision of $12.2 million for the three months ended September 30, 1994.

For the nine months ended September 30, 1995, net income from continuing operations was $39.7 million or a loss of $.22 per primary and fully diluted common share after preferred dividends. Net income from discontinued operations in the quarter ended March 31, 1995 was $12.5 million or $.07 per primary share and $.06 per fully diluted share. The 1995 second quarter financial impact from the defense business, which was sold in May, will be reported in the December, 1995 quarter as discontinued operations. In the nine-month period one year ago, net income from continuing operations was $88.1 million or a $.02 per share loss (both primary and fully diluted) after preferred dividends. In the year-ago period, total net income was $152.8 million, or $.36 per primary and fully diluted share including an extraordinary charge of $7.7 million or $.04 per share associated with repurchases of debt. Revenue was $4.36 billion, compared to $4.23 billion for the first nine months of 1994.

Financial Condition

During the nine months ended September 30, 1995, cash used for operating activities was $251.4 million compared to $120.9 million of cash provided by operating activities during the nine months ended September 30, 1994. The increase in cash used was due in large part to restructuring payments and a reduction in payables, an increase in income tax payments and management's decision to reduce the level of accounts receivable discounting.

Investments in properties and rental equipment during the nine months ended September 30, 1995 were $142.4 million compared to $135.7 million in the prior year.

At September 30, 1995, total debt was $1.90 billion, a decrease of $49.0 million from December 31, 1994. Cash, cash equivalents and marketable securities at September 30, 1995 were $820.0
million compared to $884.6 million at December 31, 1994.   During
the nine months ended September 30, 1995, debt net of cash and marketable securities increased $15.6 million to $1,075.2 million. As a percent of total capital, debt net of cash and marketable securities was 29% at both September 30, 1995 and December 31, 1994.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).


During the nine months ended September 30, 1995 and 1994, the Company retired $67.9 million and $139.8 million principal amount of debt securities, respectively. The Company intends, from time to time, to continue to redeem or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

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

On March 27, 1995, the Company amended its revolving credit agreement to increase the amount available for borrowing to $325 million from $300 million and to extend the term until May 31, 1996. During the three months ended September 30, 1995, the Company's banks waived compliance with the interest coverage covenant set forth therein for the third quarter of 1995. The Company expects that further discussions with its banks will be held regarding the anticipated fourth-quarter charge. The credit agreement provides for short-term borrowings and up to $100 million of letters of credit. During the nine months ended September 30, 1995, there were no borrowings under this agreement.

Dividends paid on preferred stock amounted to $90.0 million during the nine months ended September 30, 1995 compared to $198.0 million in the year-ago period. The prior year amount included full payment of preferred dividend arrearages.

Net cash provided by the discontinued defense operations during the nine months ended September 30, 1995 was $580.5 million consisting of $862.0 million proceeds from the sale offset by cash used of $281.5 million. In November, 1995, in connection with completion of the purchase price adjustment process relating to the sale of its defense business, the Company received cash of approximately $88 million, which will be reflected in the December, 1995 quarter as an offset against cash used by discontinued operations.

Stockholders' equity increased $12.6 million during the nine months ended September 30, 1995 to $2,617.1 million, principally reflecting net income of $52.2 million and favorable foreign currency translation of $51.5 million offset by the payment of preferred dividends.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).


At September 30, 1995, the Company had deferred tax assets in excess of deferred tax liabilities of $1,057 million. For the reasons cited below, management determined that it is more likely than not that $730 million of such assets will be realized, therefore resulting in a valuation allowance of $327 million. In assessing the likelihood of realization of this asset, the Company considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

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

As discussed above, the Company will evaluate the realizability of its net deferred tax assets in light of the planned restructuring actions and will adjust the amount of its valuation allowance, if necessary.

The Company may settle certain open tax years with the Internal Revenue Service in 1996. It is expected that such settlements will result in cash payments of approximately $80 million (including interest). These payments will not affect earnings since provision for these taxes has been made in prior years.

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

 (a)      Exhibits

          See Exhibit Index.

 (b)      Reports on Form 8-K

          During the quarter ended September 30, 1995, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURE
                                    ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNISYS CORPORATION


Date: November 14, 1995             By: /s/ George T. Robson
      ------------------                --------------------
                                        George T. Robson
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number         Description
-------        -----------
 11.1          Statement of Computation of Earnings Per Share for the nine months ended September 30, 1995 and 1994.

 11.2 Statement of Computation of Earnings Per Share for the three months ended September 30, 1995 and 1994

 12            Statement of Computation of Ratio of Earnings to Fixed Charges

 27            Financial Data Schedule