Form 10-K
period 1995-12-31
UNISYS CORP
filed 1996-02-22
CIK 746838

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)

 ___     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[_X_]    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

Aggregate market value of the voting stock held by non-affiliates: approximately $1,284,297,645 as of January 31, 1996. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 1996: 171,429,516.

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Unisys Corporation 1995 Annual Report to
Stockholders -- Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for 1996
Annual Meeting of Stockholders -- Part III.

                             PART I


ITEM 1.  BUSINESS
-----------------

     Unisys Corporation ("Unisys") is an information management company that provides information services, technology, software and customer support on a worldwide basis.

     Unisys operates in the information management business segment. Financial information concerning revenue, operating profit and identifiable assets relevant to the segment is set forth in Note 14, "Business segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1995 Annual Report to Stockholders, and such information is incorporated herein by reference.

     In 1995 Unisys sold its defense business to Loral Corporation. In the fourth quarter of 1995, Unisys announced that it would realign internally into three business units: information services, computer systems and support services.

     Principal executive offices of Unisys are located at Township Line and Union Meeting Roads, Blue Bell, Pennsylvania
19424.

Principal Products and Services
-------------------------------

     Principal information management products and services include enterprise systems and servers, departmental servers and desktop systems, software, information services and systems integration, and equipment maintenance.

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

     Information about revenue from classes of similar products and services for the three years ended December 31, 1995, appears under the heading "Revenue by similar classes of products and services" appearing in the Unisys 1995 Annual Report to Stockholders, and such information is incorporated herein by reference.

     Unisys markets its products and services throughout most of the world, primarily through a direct sales force. In certain foreign countries, Unisys markets primarily through distributors. Unisys manufactures a significant portion of its product lines. Some products, including certain personal computers, peripheral products, electronic components and subassemblies and software products, are manufactured for Unisys to its design or specifications by other business equipment manufacturers, component manufacturers or software suppliers.

Raw Materials
-------------

     Raw materials essential to the conduct of the business are generally readily available at competitive prices in reasonable proximity to those plants utilizing such materials.

Patents, Trademarks and Licenses
--------------------------------

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

Backlog
-------

     Unisys does not accumulate backlog information on a company-wide basis. Unisys believes that backlog is not a meaningful indicator of future revenues due to the significant portion of Unisys revenue received from software, information services and systems integration, and equipment maintenance (approximately 69% in 1995) and the shortening of the time period from receipt of a purchase order to billing upon shipment of equipment. Unisys "lead time" for commercial equipment (the time that customers are told that it will take from receipt of an order to shipment) is between 13 and 150 days depending upon the type of system and location of customer. However, the average is between 35 and 45 days. Therefore, Unisys believes that the dollar amount of backlog is not material to an understanding of its business taken as a whole.

Customers
---------

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products to various agencies of the U.S. government represented 9% of total consolidated revenue in 1995.

Competition
-----------

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

Research and Development
------------------------

     Unisys-sponsored research and development costs were $409.5 million in 1995, $463.6 million in 1994 and $489.3 million in 1993.

Environmental Matters
---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 1996 and 1997.

Employees
---------

     As of December 31, 1995, Unisys had approximately 37,400 employees.

International and Domestic Operations
-------------------------------------

     Financial information by geographic area is set forth in
Note 14, "Business segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1995
Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

     In the United States, Unisys had 47 major facilities, each having approximately 50,000 square feet of floor space or more, as of December 31, 1995. The aggregate floor space of these major facilities was approximately 8,914,041 square feet, of which an aggregate of approximately 7,905,787 square feet was located in the following states: California, Illinois, Michigan, Minnesota, Pennsylvania, Utah and Virginia. Nine of the major facilities in the United States, with an aggregate of approximately 2,286,706 square feet of floor space, were owned by Unisys while 38 of the major facilities in the United States, with approximately 6,627,335 square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities in the United States, approximately 7,327,846 square feet were in current operation, approximately 1,284,510 square feet were subleased to others and approximately 301,685 square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     Outside of the United States, Unisys had 40 major facilities, each having approximately 50,000 square feet of floor space or more, as of December 31, 1995. The aggregate floor space of these major facilities was approximately
4,165,902 square feet, of which an aggregate of approximately 3,095,301 square feet was located in the following countries:
Brazil, Canada, France, Germany, the Netherlands, Switzerland and the United Kingdom. Eight of the major facilities outside the United States, with approximately 1,206,937 square feet of floor space, were owned by Unisys while 32 of the major facilities outside the United States, with approximately 2,958,965 square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities outside the United States, approximately 2,477,911 square feet were in current operation, approximately 245,872 square feet were subleased to others and approximately 1,442,119 square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     As of January 31, 1996, Unisys has no material pending legal proceedings reportable under the requirements of this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 1995.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

     Information concerning the executive officers of Unisys set forth below is as of January 31, 1996.

     Name                     Age        Position with Unisys
     ----                     ---        --------------------

James A. Unruh                54       Chairman of the Board
                                         and Chief Executive
                                         Officer

Alan G. Lutz                  50       Executive Vice President;
                                         President, Computer
                                         Systems Group

Lawrence C. Russell           57       Executive Vice President;
                                         President, Information
                                         Services Group

Harold S. Barron              59       Senior Vice President,
                                         General Counsel and
                                         Secretary

Edward A. Blechschmidt        43       Senior Vice President,
                                         Chief Financial Officer
                                         and Controller

Malcolm D. Coster             51       Senior Vice President,
                                         Strategic Business
                                         Development

Gerald A. Gagliardi           48       Senior Vice President;
                                         President, Global Customer
                                         Services Group

Dewaine L. Osman              61       Senior Vice President,
                                         Information Technology and
                                         Strategic Development, and
                                         President, Pacific
                                         Asia/Americas Group

David O. Aker                 49       Vice President, Worldwide
                                         Human Resources

Jack A. Blaine                51       Vice President;
                                         President,
                                         Latin America and
                                         Caribbean Division

Frank G. Brandenberg          49       Vice President; Group Vice
                                         President and General Manager,
                                         Client/Server Systems

George R. Gazerwitz           55       Vice President;
                                         President,
                                         Japan Operations

Patricia L. Higgins           46       Vice President; Group Vice
                                         President and General Manager,
                                         Worldwide Communications
                                         Market Sector Group

John J. Holton                62       Vice President,
                                         Client Relations

Jack F. McHale                46       Vice President,
                                         Investor and Corporate
                                         Communications

Stefan C. Riesenfeld          47       Vice President and
                                         Treasurer

William G. Rowan              53       Vice President, Finance,
                                         Pacific Asia/Americas
                                         Group


     There are no family relationships among any of the above-named executive officers. The Bylaws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer's earlier resignation or removal.

     Mr. Unruh has been the Chairman of the Board and Chief Executive Officer since 1990. He was President and Chief Operating Officer from 1989 to 1990 and Executive Vice President from 1986 to 1989. He has also held the position of Senior Vice President and Chief Financial Officer. Mr. Unruh has been a member of the Board of Directors since 1986 and has been an officer since 1982.

     Mr. Lutz has been an Executive Vice President of Unisys and
President of Unisys Computer Systems Group since 1994.   He was
President of the Kassandra Group, a technology and product consulting firm to the telecommunications industry from 1993 to 1994. From 1987 to 1993, he held numerous positions with Northern Telecom, including President of Switching Networks and President of Public Networks. Mr. Lutz has been an officer since 1994.

     Mr. Russell was elected an Executive Vice President of Unisys and President of Unisys Information Services Group in November 1995. He was an officer of The First Manhattan Consulting Group, a management consulting firm, from 1993 to 1995. He was Chairman and Chief Executive Officer of Palaru Corporation, a printing company, from 1990 to 1993. Mr. Russell has been an officer since November 1995.

     Mr. Barron has been Senior Vice President and General Counsel of Unisys since 1992. In April 1994, he was also elected Secretary. He was Vice President and General Counsel from 1991 to 1992 and a member of the law firm Seyfarth, Shaw, Fairweather and Geraldson from 1986 to 1991. Mr. Barron has been an officer since 1991.

     Mr. Blechschmidt was elected Senior Vice President, Chief Financial Officer and Controller of Unisys in January 1996. He was President of the United States/Canada Division from January 1995 to December 1995. He was elected a Senior Vice President of Unisys in 1994. He was a Vice President of Unisys and President of the Pacific Asia Americas Division from 1990 to January 1995. Mr. Blechschmidt has been an officer since 1990.

     Mr. Coster has been a Senior Vice President, Strategic Business Development since January 1996. He was elected a Senior Vice President of Unisys and named President, Europe-Africa Division in 1994. He was an Executive Partner of Coopers & Lybrand responsible for the management consulting practice and head of worldwide business development from 1986 to 1994.
Mr. Coster has been an officer since 1994.

     Mr. Gagliardi was elected a Senior Vice President of Unisys in October 1995 and named President of Global Customer Services in June 1995. He had been Vice President, Customer Services Worldwide since 1994 and Vice President and General Manager, Customer Services and Support from 1991 to 1994. Mr. Gagliardi has been an officer since 1994.

     Mr. Osman was elected a Senior Vice President, Information Technology and Strategic Development and President, Pacific Asia/Americas Group in July 1995. He had been Vice President, Corporate Planning and Business Development, since 1992. He was acting Vice President, Commercial Marketing from 1993 to 1994. Prior to 1992, he had been President of Ascom Timeplex, Inc. (formerly Timeplex, Inc., the communications networking subsidiary of Unisys) since its divestiture by Unisys in 1991. From 1986 to 1991, Mr. Osman was an officer of Unisys, serving as President of the Communications and Networks Group and as President of Timeplex, Inc. from 1989 to 1991. He was reelected an officer in 1992.

     Mr. Aker was elected Vice President of Unisys Worldwide Human Resources in July 1995. He had been Vice President, Human Resources, Information Services and Systems Group from 1994 to 1995. From 1990 to 1994, he was Vice President, Human Resources and Administration of Rolls-Royce of North America and a director of its subsidiary, Rolls-Royce Incorporated. Prior to 1990, Mr. Aker held several Human Resources positions with Unisys.
Mr. Aker has been an officer since July 1995.

     Mr. Blaine has been a Vice President of Unisys and President, Latin America and Caribbean Division since 1995. Mr. Blaine was Vice President and General Manager, Latin America and Caribbean Group, of the Pacific Asia Americas Division from 1990 to 1995. Mr. Blaine has been an officer since 1988.

     Mr. Brandenberg has been a Vice President of Unisys and the Group Vice President and General Manager, Client/Server Systems, since 1994. He was Vice President and Deputy President of the Computer Systems Group from 1992 to 1994; and Vice President and General Manager of the Computer Systems Group from 1990 to 1992. Mr. Brandenberg has been an officer since 1990.

     Mr. Gazerwitz has been Vice President and President, Japan Operations since 1994. He had been Vice President, Marketing, of the United States Division from 1992 to 1994 and Vice President and Group Vice President, Eastern Region, United States Information Systems from 1990 to 1992. Mr. Gazerwitz has been an officer since 1984.

     Ms. Higgins was elected a Vice President of Unisys and named Group Vice President and General Manager, Worldwide Communications Market Sector Group in 1995. She was the Group Vice President, Manhattan Market Area, and a corporate officer of NYNEX Corporation from 1991 to December 1994. From 1977 to 1991, Ms. Higgins held numerous positions at AT&T, including Vice President of International Sales Operations and Service Vice President in Business Communications Services. Ms. Higgins has been an officer since 1995.

     Mr. Holton has been a Vice President of Unisys and Vice President, Client Relations since October 1995. He was Vice President Strategic Account Marketing, United States/Canada Division from 1990 to October 1995. He was Vice President, Corporate Marketing, from 1989 to 1990. Mr. Holton has been an officer since 1985.

     Mr. McHale has been Vice President, Investor and Corporate
Communications, since 1989.  He was Vice President, Public and
Investor Relations, from 1986 to 1989. Mr. McHale has been an officer since 1986.

     Mr. Riesenfeld has been Vice President and Treasurer since
1989. He was Vice President, Corporate Development, from 1986 to 1989. Mr. Riesenfeld has been an officer since 1988.

     Mr. Rowan has been a Vice President of Unisys and Vice President of Finance, Pacific Asia/Americas Group since 1995.
He had been Chief Information Officer from 1992 to 1995. He was Vice President and Controller from 1991 to 1992; Vice President, Business Operations, from February to April 1991; and Vice President, Finance, of the Pacific Asia/Americas Division from 1986 to 1991. Mr. Rowan has been an officer since 1991.

                             PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

     Information as to the markets for Unisys Common Stock, the high and low sales prices for Unisys Common Stock, the approximate number of record holders of Unisys Common Stock, the payment of dividends, and restrictions on such payment is set forth under the headings "Quarterly financial information", "Five-year summary of selected financial data", "Common Stock Information", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 9 and 16 of the Notes to Consolidated Financial Statements in the Unisys 1995 Annual Report to Stockholders and is incorporated herein by reference. The approximate number of holders is based upon record holders as of December 31, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     A summary of selected financial data for Unisys for each of the last five years is set forth under the heading "Five-year summary of selected financial data" in the Unisys 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Management's discussion and analysis of financial condition, changes in financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys
1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements of Unisys, consisting of the consolidated balance sheet at December 31, 1995 and 1994 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995, appearing in the Unisys 1995 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 1995 and 1994 and for each of the three years in the period ended
December 31, 1995, appearing in the Unisys 1995 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 1995
Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

     Not applicable.

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     (a) Identification of Directors. Information concerning the directors of Unisys Corporation is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 1997" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 1998" in the Unisys Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Identification of Executive Officers. Information concerning executive officers of Unisys Corporation is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in
Part I, Item 10, of this report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is set forth under the heading "EXECUTIVE COMPENSATION" in the Unisys Proxy
Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
-------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.  The
TCW Group, Inc. (865 South Figueroa Street, Los Angeles,
California 90017) and Robert Day (200 Park Avenue, Suite 2200,
New York, New York 10166) have jointly filed a Schedule 13G with the Securities and Exchange Commission dated February 12, 1996 reporting beneficial ownership of 10,354,912 shares of Unisys Common Stock. Such shares represented approximately 6.0% of the total outstanding shares of Unisys Common Stock as of January 31, 1996. The TCW Group, Inc. and Robert Day have jointly reported sole voting power and sole dispositive power with respect to all such shares. To Unisys knowledge, as of January 31, 1996, no other person was the beneficial owner of more than 5% of the total outstanding shares of Unisys Common Stock.

     (b) Security Ownership of Management. Certain information furnished by members of management with respect to shares of Unisys equity securities beneficially owned as of March 1, 1996 by all directors individually, by certain named officers and by all directors and officers of Unisys as a group is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information concerning certain relationships and transactions between Unisys and members of its management is set forth under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE -- Compensation Committee Interlocks and Insider Participation" in the Unisys Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------------------------------------------------------------
         ON FORM 8-K
         -----------

(a) The following documents are filed as part of this report:

1.  Financial Statements from the Unisys 1995 Annual Report to
    Stockholders which are incorporated herein by reference:

                                                   Annual Report
                                                     Page No.
                                                   -------------
Consolidated Balance Sheet at
  December 31, 1995 and December 31, 1994...............11

Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1995..... 9

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1995.....13

Notes to Consolidated Financial Statements..............15-27

Report of Independent Auditors..........................28

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule                                            Form 10-K
 Number                                              Page No.
--------                                            ---------

II     Valuation and Qualifying Accounts................18

     The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 1995 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

(b) Reports on Form 8-K.

     During the quarter ended December 31, 1995, no Current
Reports on Form 8-K were filed.

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

                                UNISYS CORPORATION

                                By: /s/ James A. Unruh
                                    James A. Unruh
                                    Chairman of the Board
                                    and Chief Executive Officer

                                Date: February 21, 1996

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 1996.

/s/ James A. Unruh              *Melvin R. Goodes
---------------------           ---------------------
James A. Unruh                   Melvin R. Goodes
Chairman of the Board            Director
and Chief Executive
Officer (principal
executive officer) and
Director

/s/ Edward A. Blechschmidt      *Edwin A. Huston
---------------------           ---------------------
Edward A. Blechschmidt           Edwin A. Huston
Senior Vice President,           Director
Chief Financial Officer
and Controller (principal
financial and accounting
officer)

*J. P. Bolduc                   *Kenneth A. Macke
---------------------           ---------------------
 J. P. Bolduc                    Kenneth A. Macke
 Director                        Director

*James J. Duderstadt            *Theodore E. Martin
---------------------           ---------------------
 James J. Duderstadt             Theodore E. Martin
 Director                        Director

*Gail D. Fosler                 *Robert McClements, Jr.
---------------------           -----------------------
 Gail D. Fosler                  Robert McClements, Jr.
 Director                        Director

                                *Alan E. Schwartz
                                -----------------------
                                 Alan E. Schwartz
                                 Director







                                *By:/s/ Edward A. Blechschmidt
                                    -----------------------
                                        Edward A. Blechschmidt
                                        Attorney-in-Fact

                                      -18-
                               UNISYS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   (Millions)


                                           Additions
                                Balance at Charged                    Balance
                                Beginning  to Costs                   at End
Description                     of Period  and Expenses Deductions(a) of Period
------------------------------- ---------- ------------ ------------- ---------

Allowance for Doubtful Accounts
  (deducted from accounts and
  notes receivable):

Year Ended December 31, 1993      $101.7      $  9.6       $(32.6)      $78.7

Year Ended December 31, 1994        78.7         5.4         (9.6)       74.5

Year Ended December 31, 1995        74.5        21.0         (8.8)       86.7



(a) Write-off of bad debts less recoveries.



Note: Prior year amounts have been restated in reporting the Defense Systems business as a discontinued operation.

                          EXHIBIT INDEX

Exhibit
Number                            Description
-------                           -----------

 3.1        Restated Certificate of Incorporation of Unisys
            Corporation, incorporated by reference to Exhibit
            3(a) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 3.2 By-Laws of Unisys Corporation, incorporated by reference to Exhibit 3 to the registrant's Quarterly
            Report on Form 10-Q for the quarterly period ended
            June 30, 1995.

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

10.3 Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to the registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

10.4 Agreement, dated October 17, 1995, between the registrant and Lawrence C. Russell.

10.5 Employment Agreement, dated August 10, 1994, between the registrant and James A. Unruh, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

10.6 Amendment, dated as of July 28, 1995, to Employment Agreement, dated August 10, 1994, between the registrant and James A. Unruh, incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

10.7 Stock Unit Plan for Directors of Unisys Corporation, as amended and restated as of September 23, 1993, incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1993.

10.8 Summary of supplemental executive benefits provided to officers of Unisys Corporation, incorporated by reference to Exhibit 10(k) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

10.9 Unisys Executive Annual Variable Compensation Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders.

10.10 1982 Unisys Long-Term Incentive Plan, as amended and restated through September 1, 1989, incorporated by reference to Exhibit 10(p) to the registrant's
            Annual Report on Form 10-K for the year ended
            December 31, 1990.

10.11 Amendment, dated December 11, 1989, to the 1982 Unisys Long-Term Incentive Plan, incorporated by reference to Exhibit 10(o) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

10.12 Amendment, dated July 25, 1990, to 1982 Unisys Long-Term Incentive Plan, incorporated by reference to
            Exhibit 10(r) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

10.13 1990 Unisys Long-Term Incentive Plan, effective as of January 1, 1990 incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 20, 1990, for its 1990 Annual Meeting of Stockholders.

10.14 Amendment, dated May 26, 1994, to 1990 Unisys Long-Term Incentive Plan, effective as of February 22, 1990, incorporated by reference to
            Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.15 Amendment, dated May 25, 1995, to 1990 Unisys Long-Term Incentive Plan, incorporated by reference to
            Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

10.16 Form of Loan Agreement including Note used for bridge loans to executive officers purchasing residences, incorporated by reference to Exhibit
            10(kk) to the registrant's Annual Report on Form 10-
            K for the year ended December 31, 1986.

10.17 Form of Loan Agreement including Note used for term loans to executive officers purchasing residences, incorporated by reference to Exhibit 10(ll) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

10.18 Unisys Corporation Officers' Car Allowance Program, effective as of July 1, 1991, incorporated by reference to Exhibit 10(hh) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

10.19 Form of Indemnification Agreement between Unisys Corporation and each of its Directors, incorporated by reference to Exhibit B to the registrant's Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders.

10.20 Unisys Corporation Elected Officer Pension Plan, effective June 1, 1988, incorporated by reference to
            Exhibit 10(zz) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

10.21       Amendment, dated February 27, 1992, to Unisys
            Corporation Elected Officers' Pension Plan, incorporated by reference to Exhibit 10(x) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

10.22 Amendment, dated July 28, 1994, to Unisys Corporation Elected Officer Pension Plan, effective July 28, 1994, incorporated by reference to Exhibit 10.23 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.23       Amendment, dated May 25, 1995, to Unisys Corporation
            Elected Officer Pension Plan, incorporated by reference to Exhibit 10.3 to the registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

10.24 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective
            April 1, 1988, incorporated by reference to Exhibit 10(aaa) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

11          Computation of Earnings Per Share.

12          Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Annual Report to Stockholders of the registrant for the year ended December 31, 1995.

21          Subsidiaries of Unisys Corporation.

23          Consent of Ernst & Young LLP.

24          Power of Attorney.

27          Financial Data Schedule.