Form 10-Q
period 1996-03-31
UNISYS CORP
filed 1996-05-15
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         __________________________

                                 FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of Common Stock outstanding as of March 31, 1996: 173,403,099.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             UNISYS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                 (Millions)
                                         March 31,
                                           1996         December 31,
                                        (Unaudited)         1995
                                        ----------------------------
Assets
Current Assets
Cash and cash equivalents                $ 1,403.1        $1,114.3
Marketable securities                          5.8             5.4
Accounts and notes receivable, net           898.5           996.3
Inventories
  Finished equipment and supplies            365.7           358.6
  Work in process and raw materials          344.6           315.3
Deferred income taxes                        329.8           329.8
Other current assets                          85.0            98.9
                                           -------         -------
Total                                      3,432.5         3,218.6
                                           -------         -------

Long-term receivables, net                    60.1            58.7
                                           -------         -------
Properties and rental equipment            2,076.4         2,088.4
Less-Accumulated depreciation              1,401.0         1,397.0
                                           -------         -------
Properties and rental equipment, net         675.4           691.4
                                           -------         -------
Cost in excess of net assets acquired      1,006.5         1,014.6
Investments at equity                        287.2           298.9
Deferred income taxes                        682.6           682.6
Other assets                               1,192.3         1,148.4
                                           -------         -------
Total                                     $7,336.6        $7,113.2
                                           =======         =======

Liabilities and stockholders' equity
Current liabilities
Notes payable                             $   14.3        $   12.1
Current maturities of long-term debt         344.0           343.5
Accounts payable                             813.2           940.6
Other accrued liabilities                  1,415.9         1,677.4
Dividends payable                             26.6            30.2
Estimated income taxes                        95.5           143.5
                                           -------         -------
Total                                      2,709.5         3,147.3
                                           -------         -------

Long-term debt                             2,251.8         1,533.3
Other liabilities                            566.3           572.4
Stockholders' equity
Preferred stock                            1,570.3         1,570.3
Common stock, issued:
  1996, 174.3; 1995, 172.3                     1.7             1.7
Accumulated deficit                         (742.6)         (702.6)
Other capital                                979.6           990.8
                                           -------         -------
Stockholders' equity                       1,809.0         1,860.2
                                           -------         -------
Total                                     $7,336.6        $7,113.2
                                           =======         =======

See notes to consolidated financial statements.

                                   Page 3

                              UNISYS CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (Millions, except per share data)
                                               Three Months
                                              Ended March 31
                                       ---------------------------
                                            1996            1995
                                       ------------    -----------
Revenue                                   $1,423.1        $1,464.9
                                          --------        --------
Costs and expenses
  Cost of revenue                            984.2           923.5
  Selling, general and administrative        322.0           332.7
  Research and development                    96.0            95.5
                                          --------        --------
                                           1,402.2         1,351.7
                                          --------        --------

Operating income                              20.9           113.2

Interest expense                              50.5            50.5
Other income (expense), net                    9.3           (14.3)
                                          --------        --------
Income (loss) from continuing
  operations before income taxes             (20.3)           48.4
Estimated income taxes (benefit)             ( 6.9)           16.3
                                          --------        --------
Income (loss) from continuing operations     (13.4)           32.1
Income from discontinued operations                           12.5
                                          --------        --------
Net income (loss)                            (13.4)           44.6
Dividends on preferred shares                 30.2            29.9
                                          --------        --------
Earnings (loss) on common shares          $  (43.6)       $   14.7
                                          ========        ========

Earnings (loss) per common share
Primary
  Continuing operations                   $   (.25)       $    .02
  Discontinued operations                                      .07
                                          --------        --------
  Total                                   $   (.25)       $    .09
                                          ========        ========
Fully diluted
  Continuing operations                   $   (.25)       $    .02
  Discontinued operations                                      .07
                                          --------        --------
  Total                                   $   (.25)       $    .09
                                          ========        ========

See notes to consolidated financial statements.

                                     Page 4

                               UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)
                                                  Three Months Ended
                                                       March 31
                                               ------------------------
                                                  1996           1995
                                               ---------       --------
Cash flows from operating activities
Income (loss) from continuing operations       $   (13.4)      $   32.1
Add (deduct) items to reconcile income
   (loss) from continuing operations to
   net cash (used for) operating activities:
Depreciation                                        44.6           58.6
Amortization:
   Marketable software                              28.7           34.4
   Cost in excess of net assets acquired            10.4           10.2
Decrease in deferred income taxes                                    .1
Decrease in receivables, net                        94.9           40.2
(Increase) in inventories                         ( 36.4)        ( 27.7)
(Decrease) in accounts payable and other
   accrued liabilities                           ( 378.3)       ( 290.1)
(Decrease) in estimated income taxes              ( 48.1)        ( 37.7)
Increase in other liabilities                         .6            1.8
(Increase) in other assets                        ( 27.7)        ( 10.0)
Other                                              ( 1.5)           7.0
                                                 -------         ------
Net cash used for operating activities           ( 326.2)       ( 181.1)
                                                 -------         ------

Cash flows from investing activities
Proceeds from investments                          713.4        1,002.8
Purchases of investments                         ( 718.2)     ( 1,007.9)
Proceeds from marketable securities                                 2.0
Proceeds from sales of properties                   14.9            7.4
Investment in marketable software                 ( 14.9)        ( 27.8)
Capital additions of properties
 and rental equipment                             ( 34.6)        ( 52.7)
Purchases of businesses                            ( 7.1)         ( 8.1)
                                                 -------         ------
Net cash used for investing activities            ( 46.5)        ( 84.3)
                                                 -------         ------

Cash flows from financing activities
  Proceeds from issuance of debt                   700.9
  Principal payments of debt                      (   .3)       (  17.2)
  Net proceeds from short-term borrowings            2.2           17.1
  Dividends paid on preferred shares              ( 30.2)       (  30.0)
  Other                                               .2             .2
                                                 -------         ------

Net cash provided by (used for)
  financing activities                             672.8        (  29.9)
                                                 -------         ------
Effect of exchange rate changes on
   cash and cash equivalents                       ( 7.1)           4.5
                                                 -------         ------
Net cash provided by (used for)
   continuing operations                           293.0        ( 290.8)
Net cash used for discontinued operations          ( 4.2)        ( 13.4)
                                                 -------         ------
Increase (decrease) in cash and
  cash equivalents                                 288.8        ( 304.2)
Cash and cash equivalents, beginning of period   1,114.3          868.4
                                                 -------         ------

Cash and cash equivalents, end of period        $1,403.1        $ 564.2
                                                ========        =======

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

a. In May of 1995, the Company sold its defense business for cash of $862 million. The net results of the defense operations for the three months ended March 31, 1995 have been reported separately in the Consolidated Statement of Income as "income from discontinued operations."

   The following is a summary of the results of operations of the Company's defense business for the three months ended March 31, 1995 (in millions of dollars):


   Revenue                           $258.1
                                     ======
   Income from operations, net
   of taxes of $6.5 million          $ 12.5
                                     ======

b. For the three months ended March 31, 1996, the computation of primary earnings per share is based on the weighted average number of outstanding common shares. The computation for the three months ended March 31, 1995 includes additional shares assuming the exercise of stock options. Neither period assumes conversion of the 8 1/4% Convertible Subordinated Notes due 2000 and 2006, or the Series A Preferred Stock since such conversions would have been antidilutive. The shares used in the computations are as follows (in thousands):

                                 Three Months Ended
                                      March 31,
                                 -------------------
                                 1996           1995
                                 ----           ----

            Primary           171,437        171,821
            Fully diluted     171,437        171,821


c. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

In the first quarter of 1996, the Company implemented a new business structure announced in the fourth quarter of 1995. Under the new structure, the Company operates as one company with three business units
- -- Information Services Group, Global Customer Services and Computer Systems Group. This realignment, which is intended to improve competitiveness and reduce costs, involves a major reengineering of the Company's business operations.

In connection with the realignment, the Company recorded a pre-tax restructuring charge of $717.6 million in the fourth quarter of 1995 to cover work force reductions, consolidation of office facilities and manufacturing capacity and product and program discontinuances. The restructuring is proceeding on plan. As part of these actions, in the first quarter of 1996, the Company announced the details of its plans to reduce manufacturing space worldwide from approximately 1,000,000 square feet to 250,000 square feet over the next 18 months. This reduction reflects technology changes and the Company's increased use of common platforms and commodity components in its computer systems.

As expected, the realignment had a disruptive effect on the Company's results of operations in the first quarter of 1996. In addition, first quarter revenue and margins reflect fewer shipments of large-scale systems as the Company shifts to a new product cycle in the enterprise server family.

Results of Operations

For the three months ended March 31, 1996, the Company reported a loss from continuing operations of $13.4 million, or $.25 per primary and fully diluted common share, compared to income from continuing operations of $32.1 million, or $.02 per primary and fully diluted common share, for the three months ended March 31, 1995. Total net income in the year-ago period was $44.6 million, or $.09 per primary and fully diluted share, including $12.5 million, or $.07 per primary and fully diluted share, from discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Revenue by group is presented below (in millions of dollars):
                                         Information  Global    Computer
                                Elimi-   Services     Customer  Systems
                      Total     nations  Group        Services  Group
                      -----     -------  -----------  --------  --------
Three Months Ended
March 31, 1996

Customer revenue     $1,423.1              $404.3     $464.1    $554.7
Intercompany                    $(109.3)      4.0       17.8      87.5
                     --------   --------   ------     ------    ------
Total revenue        $1,423.1   $(109.3)   $408.3     $481.9    $642.2
                     ========   ========   ======     ======    ======

Three Months Ended
March 31, 1995

Customer revenue     $1,464.9              $354.6     $427.4    $682.9
Intercompany                    $(118.7)                27.0      91.7
                     --------   --------   ------     ------    ------
Total revenue        $1,464.9   $(118.7)   $354.6     $454.4    $774.6
                     ========   ========   ======     ======    ======

Total customer revenue for the quarter ended March 31, 1996 was $1.42 billion, down 3% from $1.46 billion for the quarter ended March 31, 1995 principally due to disruptions caused by the transition in the Company's business structure and the transition in the product portfolio.

Customer revenue from Information Services increased 14% in the quarter due to higher systems integration and outsourcing revenue. In Global Customer Services, customer revenue increased 9% from year-ago levels led by strong growth in Network Enable Services and Desktop Services revenue. Customer revenue in Computer Systems declined 19% as the Company moves into the early stages of a new product cycle in its enterprise server family.

Total gross profit margin was 31% in the first quarter of 1996 compared to 37% in the year-ago period. The decline in gross profit margin in the quarter was principally due to the continuing shift to lower-margin products and services and the transition to the new product cycle in the Computer Systems business. In addition, contract performance problems, principally associated with large multi-year, fixed-price systems integration contracts, have adversely affected margins.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

In the first quarter of 1996, selling, general and administrative expenses were $322.0 million compared to $332.7 million in the first quarter of 1995, and research and development expenses were $96.0 million compared to $95.5 million a year earlier.

As a result of the above, operating income was $20.9 million in the current period compared to $113.2 million last year.

Other income in the three months ended March 31, 1996 was $9.3 million compared to an expense of $14.3 million in the three months ended March 31, 1995. The change was due in large part to foreign exchange gains in the current year, compared with losses a year ago, and higher interest income.

Income from continuing operations before income taxes for the three months ended March 31, 1996 was a loss of $20.3 million compared to income of $48.4 million for the three months ended March 31, 1995.

Estimated income taxes were a benefit of $6.9 million for the three months ended March 31, 1996 compared to a provision of $16.3 million in the year ago period.

The net loss for the first quarter of 1996 was $13.4 million compared to net income of $44.6 million for the first quarter of 1995. The year-ago period included income of $12.5 million from discontinued operations.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and SFAS
No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of, or disclosure of, compensation expenses for grants of stock options or other equity instruments issued to employees based upon their fair value. As permitted by SFAS 123, the Company elected the disclosure requirements, instead of recognition of compensation expense, and therefore will continue to apply existing accounting rules. The Company will comply with the disclosure requirements of SFAS No. 123 in its 1996 audited financial statements. The adoption of these statements had no effect on the Company's consolidated financial position, consolidated statement of income, or liquidity.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Financial Condition

During the three months ended March 31, 1996, cash used for operating activities was $326.2 million compared to cash usage of $181.1 million during the three months ended March 31, 1995. The increase in cash used was due in large part to reductions in payables and accruals, including amounts related to restructuring.

Investments in properties and rental equipment during the first quarter of 1996 were $34.6 million compared to $52.7 million in the prior year.

In March 1996, the Company issued $724.0 million of debt as follows: (a) $299.0 million aggregate principal amount of 8 1/4% Convertible Subordinated Notes due 2006, which are convertible into an aggregate of 43.5 million shares of the Company's common stock at a conversion price of $6.875 per share, and (b) $425.0 million aggregate principal amount of 12% Senior Notes due 2003.

During the three months ended March 31, 1996 and 1995, the Company retired $.3 million and $17.2 million of debt, respectively. The Company intends, from time to time, to continue to redeem or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

At March 31, 1996, total debt was $2.6 billion, an increase of $721.2 million from December 31, 1995, due to the issuances discussed above. Cash, cash equivalents and marketable securities at March 31, 1996 were $1.4 billion compared to $1.1 billion at December 31, 1995. During the three months ended March 31, 1996, debt net of cash and marketable securities increased $432.0 million to $1.2 billion. As a percent of total capital, debt net of cash and marketable securities was 40% at March 31, 1996 and 29% at December 31, 1995.

During the three months ended March 31, 1996, the credit ratings for the Company's public debt were lowered. The credit ratings on the Company's senior long-term debt and subordinated debt were lowered from BB- to B1 and from B2 to B3, respectively, by Moody's Investors Service and from BB- to B+ and from B to B-, respectively, by Standard and Poor's Corporation.

The current $325 million revolving credit facility expires on May 31, 1996. The Company has never borrowed under this facility. The Company is currently in discussions with bankers regarding a successor facility.

The Company has on file with the Securities and Exchange Commission an effective registration statement covering $201 million of debt or equity securities which enables the Company to be prepared for future market opportunities.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


Dividends paid on preferred stock amounted to $30.2 million during the first quarter of 1996 compared to $30.0 million in the year ago quarter.

Stockholders' equity decreased $51.2 million during the three months ended March 31, 1996 to $1,809.0 million, principally reflecting the net loss of $13.4 million, preferred dividends declared of $26.6 million and unfavorable foreign currency translation of $12.1 million.

At March 31, 1996, the Company had deferred tax assets in excess of deferred tax liabilities of $1,457 million. For the reasons cited below, management determined that it is more likely than not that $958 million of such assets will be realized, therefore resulting in a valuation allowance of $499 million. In assessing the likelihood of realization of this asset, the Company considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

The principal methods used to assess the likelihood of realization were the Company's forecast of future taxable income, which was adjusted by applying probability factors to the achievement of this forecast, and tax planning strategies. The combination of forecasted taxable income and tax planning strategies are expected to be sufficient to realize the entire amount of net deferred tax assets. Approximately $2.8 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. In recent years, the information management business has undergone dramatic changes and there can be no assurances that in the future there would not be increased competition or other factors that may result in a decline in sales or margins, loss of market share, or technological obsolescence. The Company will evaluate quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

 (a)      Exhibits
          --------

          See Exhibit Index


 (b)      Reports on Form 8-K
          -------------------

          During the quarter ended March 31, 1996, the Company filed three Current Reports on Form 8-K dated February 26, 1996, March 4, 1996 and March 29, 1996, respectively to report under items 5 and 7 of such form.

                                    SIGNATURE
                                    ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    UNISYS CORPORATION


Date: May 15, 1996                  By: /s/ Edward A. Blechschmidt
      -----------                       --------------------------
                                        Senior Vice President
                                        and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number         Description
- -------        -----------
 10            Amendment, dated February 22, 1996, to the 1990 Unisys
               Long-Term Incentive Plan

 11 Statement of Computation of Earnings Per Share for the three months ended March 31, 1996 and 1995.

 12            Statement of Computation of Ratio of Earnings to Fixed Charges

 27            Financial Data Schedule