Form 10-K/A
period 1995-12-31
UNISYS CORP
filed 1996-05-31
CIK 746838

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-K/A

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

     The undersigned registrant hereby amends its Annual Report on form
10-K for the fiscal year ended December 31, 1995 by amending Item 10 thereof to read in its entirety as follows:

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
- ----------------------------------------------

     Information concerning the executive officers of Unisys set forth below is as of January 31, 1996.

     Name                     Age        Position with Unisys
     ----                     ---        --------------------

James A. Unruh                54       Chairman of the Board
                                         and Chief Executive
                                         Officer

Alan G. Lutz                  50       Executive Vice President;
                                         President, Computer
                                         Systems Group

Lawrence C. Russell           57       Executive Vice President;
                                         President, Information
                                         Services Group

Harold S. Barron              59       Senior Vice President,
                                         General Counsel and
                                         Secretary

Edward A. Blechschmidt        43       Senior Vice President,
                                         Chief Financial Officer
                                         and Controller

Malcolm D. Coster             51       Senior Vice President,
                                         Strategic Business
                                         Development

Gerald A. Gagliardi           48       Senior Vice President;
                                         President, Global Customer
                                         Services Group

Dewaine L. Osman              61       Senior Vice President,
                                         Information Technology and
                                         Strategic Development, and
                                         President, Pacific
                                         Asia/Americas Group

David O. Aker                 49       Vice President, Worldwide
                                         Human Resources

Jack A. Blaine                51       Vice President;
                                         President,
                                         Latin America and
                                         Caribbean Division

Frank G. Brandenberg          49       Vice President; Group Vice
                                         President and General Manager,
                                         Client/Server Systems

George R. Gazerwitz           55       Vice President; Executive Vice
                                         President,
                                         Nihon Unisys Limited

Patricia L. Higgins           46       Vice President; Group Vice
                                         President and General Manager,
                                         Worldwide Communications
                                         Market Sector Group

John J. Holton                62       Vice President,
                                         Client Relations

Jack F. McHale                46       Vice President,
                                         Investor and Corporate
                                         Communications

Stefan C. Riesenfeld          47       Vice President and
                                         Treasurer

William G. Rowan              53       Vice President, Finance,
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

     Mr. Gazerwitz has been a Vice President of Unisys and Executive Vice President of Nihon Unisys Limited since 1994.
He had been Vice President, Marketing, of the United States Division from 1992 to 1994 and Vice President and Group Vice President, Eastern Region, United States Information Systems from 1990 to 1992.
Mr. Gazerwitz has been an officer since 1984.

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

                                    UNISYS CORPORATION


Date:  May 31, 1996                 By: /s/ Harold S. Barron
       ------------                     --------------------
                                        Harold S. Barron
                                        Senior Vice President,
                                        General Counsel and
                                        Secretary