Form 10-Q
period 1996-06-30
UNISYS CORP
filed 1996-08-14
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         __________________________

                                 FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of Common Stock outstanding as of June 30, 1996: 174,880,389.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Millions)

                                            June 30,
                                              1996    December 31,
                                          (Unaudited)    1995
                                          ----------- -----------
Assets
Current assets
  Cash and cash equivalents                  $1,169.0    $1,114.3
  Marketable securities                           5.5         5.4
  Accounts and notes receivable, net            917.3       996.3
  Inventories
    Finished equipment and supplies             354.7       358.6
    Work in process and raw materials           363.7       315.3
  Deferred income taxes                         345.4       329.8
  Other current assets                           96.3        98.9
                                             --------    --------
  Total                                       3,251.9     3,218.6
                                             --------    --------
Long-term receivables, net                       54.5        58.7
                                             --------    --------
Properties and rental equipment               2,030.9     2,088.4
  Less accumulated depreciation               1,381.1     1,397.0
                                             --------    --------
  Properties and rental equipment, net          649.8       691.4
                                             --------    --------
Cost in excess of net assets acquired           990.4     1,014.6
Investments at equity                           277.8       298.9
Deferred income taxes                           682.6       682.6
Other assets                                  1,205.6     1,148.4
                                             --------    --------
  Total                                      $7,112.6    $7,113.2
                                             ========    ========
Liabilities and stockholders' equity
Current liabilities
  Notes payable                              $   13.8   $    12.1
  Current maturities of long-term debt          319.0       343.5
  Accounts payable                              790.7       940.6
  Other accrued liabilities                   1,294.3     1,677.4
  Dividends payable                              26.6        30.2
  Estimated income taxes                        103.8       143.5
                                             --------    --------
  Total                                       2,548.2     3,147.3
                                             --------    --------
Long-term debt                                2,249.0     1,533.3
Other liabilities                               560.4       572.4
Stockholders' equity
  Preferred stock                             1,570.2     1,570.3
  Common stock,
    issued 1996, 175.8; 1995, 172.3               1.8         1.7
  Accumulated deficit                          (767.5)     (702.6)
  Other capital                                 950.5       990.8
                                             --------    --------
  Stockholders' equity                        1,755.0     1,860.2
                                             --------    --------
  Total                                      $7,112.6    $7,113.2
                                             ========    ========

See notes to consolidated financial statements.

                             UNISYS CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)

                              Three Months       Six Months
                              Ended June 30     Ended June 30
                          ------------------  ------------------
                             1996      1995      1996      1995
                          --------  --------  --------  --------
Revenue                   $1,505.0  $1,519.8  $2,928.1  $2,984.7
                          --------  --------  --------  --------
Costs and expenses
  Cost of revenue          1,013.1     972.8   1,997.3   1,896.3
  Selling, general and
    administrative           346.6     372.1     668.6     704.8
  Research and development    81.4      86.2     177.4     181.7
                          --------  --------  --------  --------
                           1,441.1   1,431.1   2,843.3   2,782.8
                          --------  --------  --------  --------
Operating income              63.9      88.7      84.8     201.9

Interest expense              68.3      51.1     118.8     101.6
Other income, net             12.4      23.0      21.7       8.7
                          --------  --------  --------  --------
Income (loss) from
  continuing operations
  before income taxes          8.0      60.6     (12.3)    109.0
Estimated income taxes
(benefit)                      2.7      20.8      (4.2)     37.1
                          --------  --------  --------  --------
Income (loss) from
 continuing operations         5.3      39.8      (8.1)     71.9
Income from discontinued
  operations                                                12.5
                          --------  --------  --------  --------
Net income (loss)              5.3      39.8      (8.1)     84.4
Dividends on preferred
  shares                      30.2      30.0      60.4      59.9
                          --------  --------  --------  --------
Earnings (loss) on
  common shares             $(24.9)    $ 9.8    $(68.5)    $24.5
                          ========  ========  ========  ========
Earnings (loss) per common
  share
Primary
 Continuing operations       $(.14)    $ .06     $(.40)    $ .07
 Discontinued operations                                     .07
                          --------  --------  --------  --------
    Total                    $(.14)    $ .06     $(.40)    $ .14
                          ========  ========  ========  ========
Fully diluted
 Continuing operations       $(.14)    $ .06     $(.40)    $ .07
 Discontinued operations                                     .07
                          --------  --------  --------  --------
    Total                    $(.14)    $ .06     $(.40)    $ .14
                          ========  ========  ========  ========

See notes to consolidated financial statements.

                               UNISYS CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)

                                                Six Months Ended
                                                     June 30
                                             --------------------
                                               1996        1995
                                             --------    --------
Cash flows from operating activities
Income (loss) from continuing operations     $   (8.1)    $ 71.9
Add (deduct) items to reconcile income
  from continuing operations to net cash
  (used for) operating activities:
Depreciation                                     86.1      106.8
Amortization:
  Marketable software                            53.6       64.8
  Cost in excess of net assets acquired          21.7       20.1
(Increase) in deferred income taxes             (15.6)      (7.4)
Decrease (increase) in receivables, net          79.0      (33.3)
(Increase) in inventories                       (44.5)     (47.8)
(Decrease) in accounts payable and other
  accrued liabilities                          (502.5)    (361.3)
(Decrease) in estimated income taxes            (39.7)     (41.9)
(Decrease) in other liabilities                  (4.5)      (5.7)
(Increase) in other assets                      (45.0)     (50.2)
Other                                           (27.8)      23.6
                                             --------   --------
Net cash used for operating activities         (447.3)    (260.4)
                                             --------   --------

Cash flows from investing activities
  Proceeds from investments                   1,118.9    1,483.9
  Purchases of investments                   (1,124.6)  (1,497.0)
  Proceeds from marketable securities                        2.0
  Proceeds from sales of properties              18.8        7.8
  Investment in marketable software             (42.1)     (61.4)
  Capital additions of properties and
    rental equipment                            (55.8)    (101.9)
  Purchases of businesses                       (12.2)      (8.1)
                                             --------   --------
Net cash used for investing activities          (97.0)    (174.7)
                                             --------   --------
Cash flows from financing activities
  Proceeds from issuance of debt                700.9
  Principal payments of debt                    (24.7)     (67.2)
  Net proceeds from short-term borrowings         1.7       18.1
  Dividends paid on preferred shares            (60.4)     (59.9)
  Other                                            .3        2.5
                                             --------   --------
Net cash provided by (used for)
  financing activities                          617.8     (106.5)
                                             --------   --------
Effect of exchange rate changes on
  cash and cash equivalents                     (11.4)       1.5
                                             --------   --------
Net cash provided by (used for)
  continuing operations                          62.1     (540.1)
                                             --------   --------
Discontinued operations
  Proceeds from sale                                       862.0
  Other                                          (7.4)    (227.9)
                                             --------   --------
Net cash provided by (used for)
  discontinued operations                        (7.4)     634.1
                                             --------   --------
Increase in cash and
  cash equivalents                               54.7       94.0
Cash and cash equivalents, beginning
  of period                                   1,114.3      868.4
                                             --------   --------
Cash and cash equivalents, end of period     $1,169.0    $ 962.4
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
                                                 ======

b. For the three and six months ended June 30, 1996, the computation of primary earnings per share is based on the weighted average number of outstanding common shares. The computation for the three and six months ended June 30, 1995 includes additional shares assuming the exercise of stock options. None of the periods presented assumes conversion of the 8 1/4% Convertible Subordinated Notes due 2000 and 2006, or the Series A Preferred Stock since such conversions would have been antidilutive. The shares used in the computations are as follows (in thousands):

                          Three Months Ended        Six Months Ended
                               June 30,                 June 30,
                         -------------------      -------------------
                           1996        1995         1996        1995
                         -------------------      -------------------
    Primary              172,702     172,150      172,070     171,986
    Fully diluted        172,702     172,150      172,070     171,986


c. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
- ---------------------

For the three months ended June 30, 1996, the Company reported net income of $5.3 million, compared to net income of $39.8 million for the three months ended June 30, 1995. On a per-share basis, the second-quarter net loss was $.14 per primary and fully diluted common share after preferred dividends, compared to earnings of $.06 per primary and fully diluted common share a year ago.

Revenue and cost of revenue by business group is presented below
(in millions of dollars):

                                         Information     Global   Computer
                                  Elimi-    Services   Customer    Systems
                        Total    nations       Group   Services      Group
                     --------  --------- -----------  ---------  ---------
Three Months Ended
June 30, 1996
- ------------------
Customer revenue     $1,505.0                 $508.6     $486.6     $509.8
Intercompany                     $(148.8)        2.1       30.0      116.7
                     --------  ---------  ----------  ---------  ---------
Total revenue        $1,505.0    $(148.8)     $510.7     $516.6     $626.5
                     ========  =========  ==========  =========  =========
Cost of revenue      $1,013.1    $(144.5)     $419.4     $346.5     $391.7
                     ========  =========  ==========  =========  =========
Three Months Ended
June 30, 1995
- ------------------
Customer revenue     $1,519.8                 $446.0     $465.9     $607.9
Intercompany                     $(160.2)                  22.5      137.7
                     --------  ---------  ----------  ---------  ---------
Total revenue        $1,519.8    $(160.2)     $446.0     $488.4     $745.6
                     ========  =========  ==========  =========  =========
Cost of revenue      $  972.8    $(160.2)     $383.4     $325.1     $424.5
                     ========  =========  ==========  =========  =========

Total customer revenue for the quarter ended June 30, 1996 was $1.51 billion, down 1% from $1.52 billion for the quarter ended
June 30, 1995, largely due to product transition in the Company's enterprise server family.

Customer revenue from Information Services increased 14% in the quarter due to higher systems integration revenue. In Global Customer Services, customer revenue increased 4% from year-ago levels led by growth in Network Enable Services and Desktop Services revenue. Customer revenue in Computer Systems declined 16% as the Company moves into the early stages of the new product cycle in its enterprise server family.

Total gross profit margin was 33% in the second quarter of 1996 compared to 36% in the year-ago period. The decline in gross profit margin in the quarter was principally due to the continuing shift to lower-margin products and services and the product transition in the Computer Systems business.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).

The Company has experienced delays in the availability of certain large-scale enterprise servers designed to replace the high end of the 2200 product family, as the testing of the complex new chip architecture is finalized. The Company has initiated programs to mitigate the effect of this product delay on second-half results. However, the delay may preclude the Company from reaching the level of shipments and profitability previously expected for the full year.

In the second quarter of 1996, selling, general and administrative expenses were $346.6 million compared to $372.1 million in the second quarter of 1995, and research and development expenses were $81.4 million compared to $86.2 million a year earlier. The declines were largely due to the Company's cost reduction actions.

As a result of the above, operating income was $63.9 million in the current period compared to $88.7 million last year.

Interest expense in the second quarter of 1996 was $68.3 million compared to $51.1 million in the year ago period. The increase was due to the issuance of $724.0 million of debt in March of 1996 discussed below.

Other income, which can vary from quarter to quarter, was $12.4 million in the three months ended June 30, 1996 compared to $23.0 million in the three months ended June 30, 1995.

Income from continuing operations before income taxes for the three months ended June 30, 1996 was $8.0 million compared to $60.6 million for the three months ended June 30, 1995.

Estimated income taxes were $2.7 million for the three months ended June 30, 1996 compared to $20.8 million in the year-ago period.

For the six months ended June 30, 1996, the loss from continuing operations was $8.1 million, or $.40 per primary and fully diluted common share. In the six- month period one year ago, income from continuing operations was $71.9 million, or $.07 per primary and fully diluted common share. In the year-ago period, total net income was $84.4 million, or $.14 per primary and fully diluted share, including $12.5 million, or $.07 per primary and fully diluted share, from discontinued operations.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of, or disclosure of, compensation expenses for grants of stock options or other equity instruments issued to employees based upon their fair value. As permitted by SFAS 123, the Company elected the disclosure

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).

requirements, instead of recognition of compensation expense, and therefore will continue to apply existing accounting rules. The Company will comply with the disclosure requirements of SFAS No. 123 in its 1996 audited financial statements. The adoption of these statements had no effect on the Company's consolidated financial position, consolidated statement of income, or liquidity.

In June of 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. SFAS No. 125 specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for transactions occurring after December 31, 1996. The Company is currently assessing the potential impact of the adoption of SFAS No. 125.

Financial Condition
- -------------------

Cash, cash equivalents and marketable securities at June 30, 1996 were $1.2 billion compared to $1.1 billion at December 31, 1995. During the six months ended June 30, 1996, cash used for operating activities was $447.3 million compared to cash usage of $260.4 million during the six months ended June 30, 1995. The increase was due in large part to reductions in payables and accruals, including amounts related to restructuring. Cash used for investing activities during the first half of 1996 was $97.0 million compared to $174.7 million a year ago. The decrease was principally due to a reduction in investments in properties and rental equipment. Cash provided by financing activities during the period was $617.8 million compared to cash used of $106.5 million in the year-ago period, principally due to the issuance of $724.0 million of debt discussed below.


At June 30, 1996, total debt was $2.6 billion, an increase of $692.9 million from December 31, 1995. In March 1996, the
Company issued $299.0 million aggregate principal amount of 8
1/4% Convertible Subordinated Notes due 2006 (which are convertible into an aggregate of 43.5 million shares of the Company's common stock at a conversion price of $6.875 per share) and $425.0 million aggregate principal amount of 12% Senior Notes due 2003. Approximately $314 million of long-term debt matures during the third quarter of 1996. During the six months ended June 30, 1996 and 1995, the Company retired $24.7 million and $67.2 million of debt, respectively. The Company intends, from time to time, to continue to redeem or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Cont'd).

During the six months ended June 30, 1996, debt net of cash and marketable securities increased $638.1 million to $1.4 billion. As a percent of total capital, debt net of cash and marketable securities was 45% at June 30, 1996 and 29% at December 31, 1995.

During the first quarter of 1996, the credit ratings for the Company's public debt were lowered. The credit ratings on the Company's senior long-term debt and subordinated debt were lowered from Ba3 to B1 and from B2 to B3, respectively, by Moody's Investors Service, Inc. and from BB- to B+ and from B to B-, respectively, by Standard and Poor's Corporation. In August 1996, Duff & Phelps Inc. lowered its credit ratings on the Company's senior long-term debt and subordinated debt from BB- to B+ and from B to B-, respectively. The lowering of the ratings does not materially affect the interest rates that the Company pays on its debt, nor its ability to access capital markets.

The Company has on file with the Securities and Exchange
Commission an effective registration statement covering $500 million of debt or equity securities which enables the Company to be prepared for future market opportunities.

In June 1996, the Company entered into a one-year $200 million revolving credit facility replacing the prior facility which expired in May 1996. The conditions precedent to a borrowing under the facility include minimum cash balances and compliance with net worth and interest coverage covenants. In addition, if any borrowings are outstanding, the Company is required to maintain full compensating balances with the bank group unless waived by a supermajority of the banks. The Company had never utilized the prior facility and does not expect to utilize the new facility.

Dividends paid on preferred stock amounted to $60.4 million during the first half of 1996 compared to $59.9 million in the year ago period.

Stockholders' equity decreased $105.2 million during the six months ended June 30, 1996 to $1,755.0 million, principally reflecting preferred dividends declared of $56.8 million and unfavorable foreign currency translation of $52.6 million.

At June 30, 1996, the Company had deferred tax assets in excess of deferred tax liabilities of $1,462 million. For the reasons cited below, management determined that it is more likely than not that $974 million of such assets will be realized, therefore resulting in a valuation allowance of $488 million. In assessing the likelihood of realization of this asset, the Company considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

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

Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Company's 1996 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 25, 1996 in Philadelphia, Pennsylvania.

(c) The following matters were voted upon at the Annual Meeting and received the following votes:

      1.  Election of Directors as follows:

          J. P. Bolduc -- 140,619,327 votes for; 10,225,927 votes withheld

          James J. Duderstadt -- 140,825,463 votes for;
                                 10,019,791 votes withheld

          Kenneth A. Macke -- 140,766,224 votes for; 10,079,030 votes withheld

      2. A proposal to ratify the selection of the Company's independent auditors for 1996 -- 145,341,825 votes for; 3,355,420 votes against; 2,146,709 abstentions.

      3. A stockholder proposal regarding a spin-off transaction -- 33,286,208 votes for; 74,328,399 votes against; 2,483,181 abstentions; 40,749,316 broker non-votes.



Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index.

(b)   Reports on Form 8-K

      During the quarter ended June 30, 1996, the Company filed no Current Reports on Form 8-K relating to events during such quarter.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNISYS CORPORATION



Date:  August 14, 1996                By: /s/ Janet M. Brutschea Haugen
                                          -----------------------------
                                          Janet M. Brutschea Haugen
                                          Vice President and
                                           Controller
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number                            Description
- -------                           -----------

11.1 Statement of Computation of Earnings Per Share for the six months ended June 30, 1996 and 1995

11.2 Statement of Computation of Earnings Per Share for the three months ended June 30, 1996 and 1995

12        Statement of Computation of Ratio of Earnings to Fixed Charges

27        Financial Data Schedule