Form 10-Q
period 1996-09-30
UNISYS CORP
filed 1996-11-14
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                         __________________________

                                 FORM 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996.


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares of Common Stock outstanding as of September 30, 1996: 174,822,610.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Millions)

                                           Sept. 30,
                                             1996      Dec. 31,
                                         (unaudited)    1995
                                           --------  -----------
Assets
Current assets
  Cash and cash equivalents                  $  837.6    $1,114.3
  Marketable securities                           5.6         5.4
  Accounts and notes receivable, net            848.4       996.3
  Inventories
    Finished equipment and supplies             355.5       358.6
    Work in process and raw materials           336.0       315.3
  Deferred income taxes                         345.4       329.8
  Other current assets                           82.9        98.9
                                             --------    --------
  Total                                       2,811.4     3,218.6
                                             --------    --------
Long-term receivables, net                       58.5        58.7
                                             --------    --------
Properties and rental equipment               2,012.3     2,088.4
  Less accumulated depreciation               1,376.6     1,397.0
                                             --------    --------
  Properties and rental equipment, net          635.7       691.4
                                             --------    --------
Cost in excess of net assets acquired         1,001.6     1,014.6
Investments at equity                           277.0       298.9
Deferred income taxes                           682.6       682.6
Other assets                                  1,231.9     1,148.4
                                             --------    --------
  Total                                      $6,698.7    $7,113.2
                                             ========    ========
Liabilities and stockholders' equity
Current liabilities
  Notes payable                              $   17.4   $    12.1
  Current maturities of long-term debt          431.0       343.5
  Accounts payable                              798.0       940.6
  Other accrued liabilities                   1,282.0     1,677.4
  Dividends payable                              26.6        30.2
  Estimated income taxes                         86.0       143.5
                                             --------    --------
  Total                                       2,641.0     3,147.3
                                             --------    --------
Long-term debt                                1,822.2     1,533.3
Other liabilities                               494.3       572.4
Stockholders' equity
  Preferred stock                             1,570.2     1,570.3
  Common stock
    issued: 1996, 175.7; 1995, 172.3              1.8         1.7
  Accumulated deficit                          (783.5)     (702.6)
  Other capital                                 952.7       990.8
                                             --------    --------
  Stockholders' equity                        1,741.2     1,860.2
                                             --------    --------
  Total                                      $6,698.7    $7,113.2
                                             ========    ========

See notes to consolidated financial statements.

                             UNISYS CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                       (Millions, except per share data)

                              Three Months      Nine Months
                             Ended Sept. 30    Ended Sept. 30
                          ------------------  ------------------
                             1996      1995      1996      1995
                          --------  --------  --------  --------
Revenue                   $1,630.9  $1,491.7  $4,559.0  $4,476.4
                          --------  --------  --------  --------
Costs and expenses
  Cost of revenue          1,100.9   1,024.3   3,098.2   2,920.6
  Selling, general and
    administrative           353.1     380.9   1,021.7   1,085.7
  Research and development    81.2      84.7     258.6     266.4
                          --------  --------  --------  --------
                           1,535.2   1,489.9   4,378.5   4,272.7
                          --------  --------  --------  --------
Operating income              95.7       1.8     180.5     203.7

Interest expense              66.7      49.5     185.5     151.1
Other income (expense),
  net                         (7.5)     (1.1)     14.2       7.6
                          --------  --------  --------  --------
Income (loss) from
  continuing operations
  before income taxes         21.5     (48.8)      9.2      60.2
Estimated income taxes
 (benefit)                     7.3     (16.6)      3.1      20.5
                          --------  --------  --------  --------
Income (loss) from
 continuing operations        14.2     (32.2)      6.1      39.7
Income from discontinued
  operations                                                12.5
                          --------  --------  --------  --------
Net income (loss)             14.2     (32.2)      6.1      52.2
Dividends on preferred
  shares                      30.2      30.2      90.6      90.1
                          --------  --------  --------  --------
Earnings (loss) on
  common shares             $(16.0)   $(62.4)   $(84.5)   $(37.9)
                          ========  ========  ========  ========
Earnings (loss) per
  common share
Primary
 Continuing operations       $(.09)    $(.36)    $(.49)    $(.29)
 Discontinued operations                                     .07
                          --------  --------  --------  --------
    Total                    $(.09)    $(.36)    $(.49)    $(.22)
                          ========  ========  ========  ========
Fully diluted
 Continuing operations       $(.09)    $(.36)    $(.49)    $(.29)
 Discontinued operations                                     .07
                          --------  --------  --------  --------
    Total                    $(.09)    $(.36)    $(.49)    $(.22)
                          ========  ========  ========  ========

See notes to consolidated financial statements.

                                UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                    (Millions)

                                               Nine Months Ended
                                                  Sept. 30
                                             --------------------
                                               1996        1995
                                             --------    --------
Cash flows from operating activities
Income from continuing operations            $    6.1     $ 39.7
Add (deduct) items to reconcile income
  from continuing operations to net cash
  used for operating activities:
Depreciation                                    130.4      156.0
Amortization:
  Marketable software                            79.1       94.9
  Cost in excess of net assets acquired          33.8       30.5
(Increase) in deferred income taxes             (15.6)      (7.4)
Decrease in receivables, net                    120.3       20.0
(Increase) in inventories                       (17.1)     (67.4)
(Decrease) in accounts payable and other
  accrued liabilities                          (504.7)    (352.2)
(Decrease) in estimated income taxes            (57.5)     (83.3)
(Decrease) in other liabilities                 (70.6)      (4.4)
(Increase) in other assets                      (41.5)     (96.6)
Other                                           (15.4)      18.8
                                             --------   --------
Net cash used for operating activities         (352.7)    (251.4)
                                             --------   --------

Cash flows from investing activities
  Proceeds from investments                   1,414.0    2,628.0
  Purchases of investments                   (1,418.6)  (2,642.6)
  Proceeds from marketable securities                       14.4
  Proceeds from sales of properties              23.7       28.1
  Investment in marketable software             (83.8)     (92.2)
  Capital additions of properties and
    rental equipment                            (98.6)    (142.4)
  Purchases of businesses                       (13.0)     (39.2)
                                              -------   --------
Net cash used for investing activities         (176.3)    (245.9)
                                             --------   --------
Cash flows from financing activities
  Proceeds from issuance of debt                700.9         --
  Principal payments of debt                   (339.6)     (67.9)
  Net proceeds from short-term borrowings         1.6        9.3
  Dividends paid on preferred shares            (90.6)     (90.0)
  Other                                            .4        2.8
                                             --------   --------
Net cash provided by (used for)
  financing activities                          272.7     (145.8)
                                             --------   --------
Effect of exchange rate changes on
  cash and cash equivalents                      (8.6)       7.2
                                             --------   --------
Net cash used for continuing operations        (264.9)    (635.9)
                                             --------   --------

Discontinued operations
  Proceeds from sale                                       862.0
  Other                                         (11.8)    (281.5)
                                             --------   --------
Net cash (used for) provided by
  discontinued operations                       (11.8)     580.5
                                             --------   --------
Decrease in cash and
  cash equivalents                             (276.7)     (55.4)
Cash and cash equivalents, beginning
  of period                                   1,114.3      868.4
                                             --------   --------
Cash and cash equivalents, end of period     $  837.6    $ 813.0
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
                                          ======

b. For the three and nine months ended September 30, 1996 and 1995, the computation of primary earnings per share is based on the weighted average number of outstanding common shares. None of the periods presented includes common stock equivalents or assumes conversion of the 8 1/4% Convertible Subordinated Notes due 2000 and 2006, or the Series A Preferred Stock since such conversions would have been antidilutive. The shares used in the computations are as follows (in thousands):

                      Three Months Ended        Nine Months Ended
                         September 30,             September 30,
                     --------------------      -------------------
                       1996         1995         1996        1995
                     -------      -------      -------     -------
   Primary           172,970      171,387      172,370     171,185
   Fully diluted     172,970      171,387      172,370     171,185


c. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

For the three months ended September 30, 1996, the Company reported net income of $14.2 million, compared to a net loss of $32.2 million for the three months ended September 30, 1995. On a per-share basis, the third-quarter net loss was $.09 per primary and fully diluted common share after preferred dividends, compared to a loss of $.36 per primary and fully diluted common share a year ago.

Revenue and cost of revenue by business group is presented below
(in millions of dollars):
                                                Infor-
                                                mation    Global  Computer
                                      Elimi-  Services  Customer   Systems
                            Total    nations     Group  Services     Group
Three Months Ended        --------   -------  --------  --------  --------
September 30, 1996
------------------
Customer revenue          $1,630.9              $483.8    $505.0    $642.1
Intercompany                         $(101.5)      1.3      17.1      83.1
                          --------   -------    ------    ------    ------
Total revenue             $1,630.9   $(101.5)   $485.1    $522.1    $725.2
                          ========   =======    ======    ======    ======

Cost of revenue           $1,100.9  $(  90.0)   $392.6    $368.3    $430.0
                          ========   =======    ======    ======    ======

Three Months Ended
September 30, 1995
------------------
Customer revenue          $1,491.7              $453.3    $476.8    $561.6
Intercompany                         $(139.7)               27.4     112.3
                          --------   -------    ------    ------    ------
Total revenue             $1,491.7   $(139.7)   $453.3    $504.2    $673.9
                          ========   =======    ======    ======    ======

Cost of revenue           $1,024.3   $(139.7)   $386.1    $350.9    $427.0
                          ========   =======    ======    ======    ======

Total customer revenue for the quarter ended September 30, 1996 was $1.63 billion, up 9% from $1.49 billion for the quarter ended
September 30, 1995.  Revenue was up in each of the three business groups.

Customer revenue from Information Services increased 7% in the quarter. The revenue growth rate was lower than in recent quarters due in part to management-imposed constraints in selected market areas in an effort to improve profitability. In Global Customer Services, customer revenue increased 6% from year-ago levels led by growth in Network Enable Services and Desktop Services revenue. Customer revenue in Computer Systems increased 14% due in large part to a major contract for more than 50,000 electronic voting machines.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Total gross profit margin was 32% in the third quarter of 1996 compared to 31% in the year-ago period. The increase in gross profit margin in the quarter was principally due to product mix and cost reduction actions.

The Company has experienced delays in the availability of certain large-scale enterprise servers designed to replace the high end of the 2200 product family, as the testing of the complex new chip architecture progresses. The Company is currently on plan to meet its revised shipment schedule for these products. As previously anticipated, the delay will preclude the Company from reaching the level of shipments and profitability initially expected for the full year.

In the third quarter of 1996, selling, general and administrative expenses were $353.1 million compared to $380.9 million in the third quarter of 1995, and research and development expenses were $81.2 million compared to $84.7 million a year earlier. The declines were largely due to the Company's cost reduction actions.

As a result of the above, operating income was $95.7 million in the current period compared to $1.8 million last year.

Interest expense in the third quarter of 1996 was $66.7 million compared to $49.5 million in the year ago period. The increase was due to the issuance of $724.0 million of debt in March of 1996 discussed below.

Other expense, which can vary from quarter to quarter, was $7.5 million in the three months ended September 30, 1996 compared to $1.1 million in the three months ended September 30, 1995.

Income from continuing operations before income taxes for the three months ended September 30, 1996 was $21.5 million compared to a loss of $48.8 million for the three months ended September
30, 1995.

Estimated income taxes were a charge of $7.3 million for the three months ended September 30, 1996 compared to a benefit of $16.6 million in the year-ago period.

For the nine months ended September 30, 1996, income from continuing operations was $6.1 million, or a loss of $.49 per primary and fully diluted common share. In the nine-month period one year ago, income from continuing operations was $39.7 million, or a loss of $.29 per primary and fully diluted common share. In the year-ago period, total net income was $52.2 million, or a loss of $.22 per primary and fully diluted share, including income of $12.5 million, or $.07 per primary and fully diluted share, from discontinued operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of, or disclosure of, compensation expense for grants of stock options or other equity instruments issued to employees based upon their fair value. As permitted by SFAS 123, the Company elected the disclosure requirements, instead of recognition of compensation expense, and therefore will continue to apply existing accounting rules. The Company will comply with the disclosure requirements of SFAS No. 123 in its 1996 audited financial statements. The adoption of these statements had no effect on the Company's consolidated financial position, consolidated statement of income, or liquidity.

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

Financial Condition

Cash, cash equivalents and marketable securities at September 30, 1996 were $843.2 million compared to $1.1 billion at December 31, 1995. During the nine months ended September 30, 1996, cash used for operating activities was $352.7 million compared to cash usage of $251.4 million during the nine months ended September 30, 1995. The increase in cash usage was due in large part to reductions in payables and accruals, including amounts related to restructuring. Cash used for investing activities during the first nine months of 1996 was $176.3 million compared to $245.9 million a year ago. The decrease was principally due to a reduction in investments in properties and rental equipment.
Cash provided by financing activities during the period was $272.7 million compared to cash used of $145.8 million in the year-ago period, principally due to the issuance of $724.0 million of debt discussed below.

At September 30, 1996, total debt was $2.3 billion, an increase of $381.7 million from December 31, 1995. In March 1996, the Company issued $299.0 million aggregate principal amount of 8 1/4% Convertible Subordinated Notes due 2006 (which are convertible into an aggregate of 43.5 million shares of the Company's common stock at a conversion price of $6.875 per share) and $425.0 million aggregate principal amount of 12% Senior Notes due 2003. During the nine months ended September 30, 1996 and 1995, the Company retired $339.6 million and $67.9 million of debt, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

During the nine months ended September 30, 1996, debt net of cash and marketable securities increased $658.2 million to $1.4 billion. As a percent of total capital, debt net of cash and marketable securities was 45% at September 30, 1996 and 29% at December 31, 1995.

On October 4, 1996, the Company issued $450.0 million of 11 3/4% Senior Notes due 2004. On November 4, 1996, a portion of the proceeds was used to redeem all of the Company's $135.0 million outstanding 8 7/8% Notes due July 15, 1997, at 100% of the principal amount of the Notes, plus accrued interest. The remainder of the proceeds are being used to retire prior to maturity other securities with near-term maturities. The Company intends, from time to time, to continue to redeem or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

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

Dividends paid on preferred stock amounted to $90.6 million during the first nine months of 1996 compared to $90.0 million in the year ago period.

Stockholders' equity decreased $119.0 million during the nine months ended September 30, 1996 to $1,741.2 million, principally reflecting preferred dividends declared of $87.0 million and unfavorable foreign currency translation of $51.1 million.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

At September 30, 1996, the Company had deferred tax assets in excess of deferred tax liabilities of $1,462 million. For the reasons cited below, management determined that it is more likely than not that $974 million of such assets will be realized, therefore resulting in a valuation allowance of $488 million. In assessing the likelihood of realization of this asset, the Company considered various factors including its forecast of future taxable income and available tax planning strategies that could be implemented to realize deferred tax assets.

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

Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

  (a)     Exhibits
          --------

          See Exhibit Index


  (b)     Reports on Form 8-K
          -------------------

          During the quarter ended September 30, 1996, the Company filed no Current Reports on Form 8-K.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNISYS CORPORATION



Date:  November 14, 1996              By: /s/ Janet M. Brutschea Haugen
                                          -----------------------------
                                          Janet M. Brutschea Haugen
                                          Vice President and
                                           Controller
                                          (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                            Description
-------                           -----------

11.1 Statement of Computation of Earnings Per Share for the nine months ended September 30, 1996 and 1995

11.2 Statement of Computation of Earnings Per Share for the three months ended September 30, 1996 and 1995

12        Statement of Computation of Ratio of Earnings to Fixed Charges

27        Financial Data Schedule