Form 10-K405
period 1996-12-31
UNISYS CORP
filed 1997-03-31
CIK 746838

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K


(Mark One)

 ___     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[_X_]    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Common Stock, par value $.01           New York Stock Exchange
Series A Cumulative Convertible
  Preferred Stock, par value
  $1, $3.75 annual fixed dividend      New York Stock Exchange
Preferred Share Purchase Rights        New York Stock Exchange
10.30% Credit Sensitive Notes
  Due July 1, 1997                     New York Stock Exchange
8 1/4% Convertible Subordinated
  Notes Due 2000                       New York Stock Exchange
8 1/4% Convertible Subordinated
  Notes Due 2006                       New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of the voting stock held by non-affiliates: approximately $1,152,367,082 as of March 1, 1997 The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of March 1, 1997: 174,850,672.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 1996 Annual Report to
Stockholders -- Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for 1997
Annual Meeting of Stockholders -- Part III.

                             PART I


ITEM 1.  BUSINESS
-----------------

     Unisys Corporation ("Unisys") is a worldwide information management company. Through its three business units, Information Services Group ("ISG"), Computer Systems Group ("CSG"), and Global Customer Services ("GCS"), Unisys provides systems and solutions designed to enhance the productivity, competitiveness and responsiveness of its clients.

     Unisys operates in the information management business segment. Financial information concerning revenue, operating profit and identifiable assets relevant to the segment is set forth in Note 14, "Business segment information," of the Notes to Consolidated Financial Statements appearing in the Unisys 1996 Annual Report to Stockholders, and such information is incorporated herein by reference.

     Principal executive offices of Unisys are located at Township Line and Union Meeting Roads, Blue Bell, Pennsylvania
19424.

Principal Products and Services
-------------------------------

     ISG designs, integrates, and installs information solutions to help clients in selected market sectors improve customer service, increase productivity, and achieve other strategic goals. Its major service lines are consulting, systems integration, outsourcing, industry-specific software solutions, document imaging, year 2000 services, decision support services and Microsoft Windows NT application services.

     CSG provides computer hardware and software products and systems designed to be the foundation of advanced information solutions developed by clients, systems integrators, software developers, resellers and other sales partners. Its major product lines are enterprise-class servers, network servers, desktop and mobile systems, system software and middleware, development tools, data and voice communications and information storage solutions.

     GCS provides services and products to help clients manage, maintain and support their distributed network, desktop, and mobile computing assets. Its major service/product lines are traditional hardware/software maintenance and distributed computing support services, including Network Enable network integration, life-cycle desktop support services, technology consulting, multivendor hardware/software maintenance, and Unisys Direct computer supplies.

     Information about revenue by business groups for the two years ended December 31, 1996, appears under the heading "Customer revenue by business unit" appearing in the Unisys 1996 Annual Report to Stockholders, and such information is incorporated herein by reference.

     Unisys markets its products and services throughout most of the world, primarily through direct sales forces. In certain foreign countries, Unisys markets primarily through distributors. Unisys manufactures a significant portion of its product lines. Some products, including certain personal computers, peripheral products, electronic components and subassemblies and software products, are manufactured for Unisys to its design or specifications by other business equipment manufacturers, component manufacturers or software suppliers.

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

Backlog
-------

     Unisys does not accumulate backlog information on a company-wide basis. Unisys believes that backlog is not a meaningful indicator of future revenues due to the significant portion of Unisys revenue received from software, information services and systems integration, and support servicing (approximately 71% in 1996) and the shortening of the time period from receipt of a purchase order to billing upon shipment of equipment. Unisys "lead time" for commercial equipment (the time that customers are told that it will take from receipt of an order to shipment) is between 13 and 150 days depending upon the type of system and location of customer. However, the average is between 35 and 45 days. Therefore, Unisys believes that the dollar amount of backlog is not material to an understanding of its business taken as a whole.

Customers
---------

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products to various agencies of the U.S. government represented 9% of total consolidated revenue in 1996.

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

Research and Development
------------------------

     Unisys-sponsored research and development costs were $342.9 million in 1996, $404.5 million in 1995 and $458.5 million in 1994.

Environmental Matters
---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 1997 and 1998.

Employees
---------

     As of December 31, 1996, Unisys had approximately 32,900 employees.

International and Domestic Operations
-------------------------------------

     Financial information by geographic area is set forth in
Note 14, "Business segment information," of the Notes to Consolidated Financial Statements appearing in the Unisys 1996
Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

     As of December 31, 1996, Unisys had 40 major facilities in the United States with an aggregate floor space of approximately
7.9 million square feet, located primarily in California, Illinois, Michigan, Minnesota, Pennsylvania, Utah and Virginia. Eight of these facilities, with an aggregate of approximately 1.9 million square feet of floor space, were owned by Unisys while 32 of these facilities, with approximately 6 million square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities in the United States, approximately 5.9 million square feet were in current operation, approximately 1.4 million square feet were subleased to others and approximately .6 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     As of December 31, 1996, Unisys had 36 major facilities outside the United States with an aggregate floor space of approximately 3.8 million square feet, located primarily in Belgium, Brazil, Canada, France, Germany, South Africa, Switzerland and the United Kingdom. Seven of these facilities, with approximately
1.0 million square feet of floor space, were owned by Unisys while 29 of these facilities, with approximately 2.8 million square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities outside the United States, approximately
2.9 million square feet were in current operation, approximately
 .4 million square feet were subleased to others and approximately .5 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     As of March 1, 1997, Unisys has no material pending legal proceedings reportable under the requirements of this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 1996.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

     Information concerning the executive officers of Unisys set forth below is as of March 1, 1997.

     Name                     Age        Position with Unisys
     ----                     ---        --------------------

James A. Unruh                55       Chairman of the Board
                                         and Chief Executive
                                         Officer

Gerald A. Gagliardi           49       Executive Vice President;
                                         President, Global
                                         Customer Services

George R. Gazerwitz           56       Executive Vice President;
                                         President, Computer
                                         Systems Group

Lawrence C. Russell           58       Executive Vice President;
                                         President, Information
                                         Services Group

David O. Aker                 50       Senior Vice President,
                                         Worldwide Human Resources

Harold S. Barron              60       Senior Vice President,
                                         General Counsel and
                                         Secretary

Jack A. Blaine                52       Senior Vice President;
                                         President,
                                         Pacific Asia Americas
                                         Group

Robert H. Brust               53       Senior Vice President and
                                         Chief Financial Officer

Dewaine L. Osman              62       Senior Vice President,
                                         Information Technology
                                         and Strategic
                                         Development

Frank G. Brandenberg          50       Vice President;
                                         Group Vice President,
                                         NT Business Server
                                         Programs

Janet Brutschea Haugen        38       Vice President and
                                         Controller

James F. McGuirk II           53       Vice President; President
                                         Federal Systems Division

Jack F. McHale                48       Vice President,
                                         Investor and Corporate
                                         Communications

William G. Rowan              54       Vice President, Finance,
                                         Pacific Asia Americas
                                         Group

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

     Mr. Gagliardi was elected an Executive Vice President of Unisys in May 1996. He had been a Senior Vice President of Unisys and President of Global Customer Services since 1995.
He held the positions of Vice President, Customer Services Worldwide from 1994 to 1995 and Vice President and General Manager, Customer Services and Support from 1991 to 1994. Mr. Gagliardi has been an officer since 1994.

     Mr. Gazerwitz was elected an Executive Vice President of Unisys and President of Unisys Computer Systems Group in October 1996. He had been a Vice President of Unisys and Executive Vice President of Nihon Unisys Limited from 1994 to October 1996.
He was Vice President, Marketing, of the United States Division from 1992 to 1994 and Vice President and Group Vice President, Eastern Region Sales and Marketing, United States Information Systems from 1990 to 1992. Mr. Gazerwitz has been an officer since 1984.

     Mr. Russell was elected an Executive Vice President of Unisys and President of Unisys Information Services Group in November 1995. He was an officer of The First Manhattan Consulting Group, a management consulting firm, from 1993 to 1995. He was Chairman and Chief Executive Officer of Palaru Corporation, a printing company, from 1990 to 1993.

     Mr. Aker was elected Senior Vice President of Unisys Worldwide Human Resources in February 1997. He had been Vice President of Unisys Worldwide Human Resources since 1995 and Vice President, Human Resources, Information Services and Systems Group from 1994 to 1995. From 1991 to 1994, he was Vice President, Human Resources and Administration of Rolls-Royce of North America and a director of its subsidiary, Rolls-Royce Incorporated. Mr. Aker has been an officer since 1995.

     Mr. Barron was elected Vice President and General Counsel of
Unisys in 1991. In 1993, he was elected Senior Vice President and in April 1994, he was also elected Secretary.

     Mr. Blaine has been a Senior Vice President of Unisys and President of Unisys Pacific Asia Americas Group since July 1996
He was a Vice President of Unisys and President of the Latin America and Caribbean Division from 1995 to July 1996. From 1990 to 1995, Mr. Blaine was Vice President of Unisys and General Manager of the Latin America and Caribbean Group of the Pacific Asia Americas Division. Mr. Blaine has been an officer since 1988.

     Mr. Brust was elected Senior Vice President and Chief Financial Officer of Unisys in February 1997. Prior to that time he held the position of Vice President of Finance at G. E. Plastics, a unit of General Electric Company. He had been with General Electric Company since 1965.

     Mr. Osman was elected Senior Vice President, Information Technology and Strategic Development, in 1995. He also served as President of Worldwide Sales and Marketing from July 1995 to January 1996 and as President of the Pacific Asia Americas Group from July 1995 to July 1996. He was Vice President, Corporate Planning and Business Development, from 1992 to 1995 and Vice President, Commercial Marketing, from 1993 to 1994. Prior to 1992, he had been President of Ascom Timeplex, Inc. (formerly Timeplex, Inc., the communications networking subsidiary of Unisys) since its divestiture by Unisys in 1991. From 1986 to 1991, Mr. Osman was an officer of Unisys, serving as President of the Communications and Networks Group and as President of Timeplex, Inc. from 1989 to 1991. He was reelected an officer in 1992.

     Mr. Brandenberg has been Group Vice President, NT Business Server Programs since January 1997. From February 1996 to
January 1997, he was a Vice President of Unisys and Group Vice President and General Manager, Personal Computers. From 1994 to February 1996, he was a Vice President of Unisys and President, Client/Server Systems. He was a Vice President of Unisys and Deputy President of the Computer Systems Group from 1992 to 1994; and Vice President of Unisys and General Manager of the Computer Systems Group from 1990 to 1992. Mr. Brandenberg has been an officer since 1990.

     Ms. Haugen was elected Vice President and Controller of
Unisys in April 1996. Prior to that time, she held the position of audit partner at Ernst & Young LLP. She had been with Ernst &
Young since 1980.

     Mr. McGuirk was elected a Vice President of Unisys in April 1996 and has been President, Federal Systems Division, since July 1992. From 1991 to 1992, he was vice president and general manager of Civilian Agency Operations for the Federal Systems Division.

     Mr. McHale has been Vice President, Investor and Corporate
Communications, since 1989.  He was Vice President, Public and
Investor Relations, from 1986 to 1989. Mr. McHale has been an officer since 1986.

     Mr. Rowan has been a Vice President of Unisys since 1991. He has been Vice President of Finance, Pacific Asia Americas Group, since 1995. He was Chief Information Officer of Unisys from 1992 to 1995 and Vice President and Controller from 1991 to 1992.

                             PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     Information as to the markets for Unisys Common Stock, the high and low sales prices for Unisys Common Stock, the approximate number of record holders of Unisys Common Stock, the payment of dividends, and restrictions on such payment is set forth under the headings "Quarterly financial information," "Six-year summary of selected financial data," "Common Stock Information," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 9 and 16 of the Notes to Consolidated Financial Statements in the Unisys 1996 Annual Report to Stockholders and is incorporated herein by reference. The approximate number of holders is based upon record holders as of December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     A summary of selected financial data for Unisys is set forth under the heading "Six-year summary of selected financial data" in the Unisys 1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     Management's discussion and analysis of financial condition, changes in financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys
1996 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 1996 and 1995 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996, appearing in the Unisys 1996 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended
December 31, 1996, appearing in the Unisys 1996 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 1996
Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

     Not applicable.

                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     (a) Identification of Directors. Information concerning the directors of Unisys Corporation is set forth under the headings "Nominees for Election to the Board of Directors," "Members of the Board of Directors Continuing in Office -- Term Expiring in 1998" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 1999" in the Unisys Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Identification of Executive Officers. Information concerning executive officers of Unisys Corporation is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in
Part I, Item 10, of this report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is set forth under the heading "EXECUTIVE COMPENSATION" in the Unisys Proxy
Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT
         ---------------------

     (a) FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson and Fidelity Management & Research Company, 82 Devonshire Street, Boston, Massachusetts 02109, have jointly filed a Schedule 13G with the Securities and Exchange Commission dated February 14, 1997, reporting beneficial ownership of 10,317,172 shares (or 5.61%) of Unisys Common Stock. Of such shares 9,074,430 represent shares issuable upon conversion of Unisys Corporation's convertible debt securities and preferred stock. Sole dispositive power has been reported for 10,317,172 shares. Sole voting power has been reported for 822,467 shares. To Unisys knowledge, as of March 1, 1997, no other person was the beneficial owner of more than 5% of the total outstanding shares of Unisys Common Stock.

     (b) Security Ownership of Management. Certain information furnished by members of management with respect to shares of Unisys equity securities beneficially owned as of March 1, 1997, by all directors individually, by certain named officers and by all directors and officers of Unisys as a group is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information concerning certain relationships and transactions between Unisys and members of its management is set forth under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE -- Compensation Committee Interlocks and Insider Participation" in the Unisys Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------------------------------------------------------------
         ON FORM 8-K
         -----------

(a) The following documents are filed as part of this report:

1.  Financial Statements from the Unisys 1996 Annual Report to
    Stockholders which are incorporated herein by reference:

                                                       Annual Report
                                                          Page No.
                                                       -------------
Consolidated Balance Sheet at
  December 31, 1996 and December 31, 1995.....................18

Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1996...........16

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1996...........20

Notes to Consolidated Financial Statements.................23-35

Report of Independent Auditors................................36

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule                                                  Form 10-K
 Number                                                    Page No.
--------                                                  ---------

II     Valuation and Qualifying Accounts......................18

     The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 1996 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 19 through 22. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.22.

(b) Reports on Form 8-K.

     During the quarter ended December 31, 1996, no Current
Reports on Form 8-K were filed.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNISYS CORPORATION

                                    /s/ James A. Unruh
                                By: ----------------------
                                    James A. Unruh
                                    Chairman of the Board
                                    and Chief Executive Officer

                                Date: March 28, 1997

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1997.

/s/James A. Unruh               *James J. Duderstadt
---------------------           ---------------------
 James A. Unruh                  James J. Duderstadt
 Chairman of the Board           Director
 and Chief Executive
 Officer (principal
 executive officer) and
 Director


/s/Robert H. Brust              *Gail D. Fosler
---------------------           ---------------------
 Robert H. Brust                 Gail D. Fosler
 Senior Vice President and       Director
 Chief Financial Officer
(principal financial officer)

/s/Janet Brutschea Haugen       *Melvin R. Goodes
------------------------        ---------------------
 Janet Brutschea Haugen          Melvin R. Goodes
 Vice President, and             Director
 Controller (principal
 accounting officer)

*J. P. Bolduc                   *Edwin A. Huston
---------------------           ---------------------
 J. P. Bolduc                    Edwin A. Huston
 Director                        Director

*Kenneth A. Macke               *Theodore E. Martin
---------------------           ---------------------
 Kenneth A. Macke                Theodore E. Martin
 Director                        Director

*Robert McClements, Jr.         *Alan E. Schwartz
---------------------           ---------------------
 Robert McClements, Jr.          Alan E. Schwartz
 Director                        Director



                                *By: /s/ Janet Brutschea Haugen
                                    ---------------------------
                                         Janet Brutschea Haugen
                                         Attorney-in-Fact

                                    -18-

                               UNISYS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   (Millions)

                                           Additions
                                Balance at Charged                     Balance
                                Beginning  to Costs                    at End
Description                     of Period  and Expenses Deductions<F1> of Period
------------------------------- ---------- ------------ -------------  ---------
Allowance for Doubtful Accounts
 (deducted from accounts and
  notes receivable):

Year Ended December 31, 1994      $ 78.7      $ 5.4        $( 9.6)      $74.5

Year Ended December 31, 1995      $ 74.5      $21.0        $( 8.8)      $86.7

Year Ended December 31, 1996      $ 86.7      $ 2.5        $( 5.3)      $83.9

<F1> Write-off of bad debts less recoveries.

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

 4.3 Amendment No. 1, dated as of February 22, 1996, to Rights Agreement, dated as of March 7, 1986, between Unisys Corporation, a Delaware Corporation (then named Burroughs Corporation) and Harris Trust Company of
            New York, as Rights Agent (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated February 22, 1996).

 4.4 Second Rights Agreement, dated as of June 28, 1990, by and between registrant and Mitsui & Co., Ltd. and joined by Harris Trust Company of New York, incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K dated
            June 28, 1990.

 4.5 Purchase Agreement, dated as of June 25, 1990, between the registrant and Mitsui & Co., Ltd., incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated
            June 28, 1990.

10.1        Deferred Compensation Plan for Executives of Unisys
            Corporation, effective January 1, 1997.

10.2        Deferred Compensation Plan for Directors of Unisys
            Corporation, as amended and restated as of July 25, 1996.

10.3 Form of Executive Employment Agreement, incorporated by reference to Exhibit 10.1 to the registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

10.4 Agreement, dated October 17, 1995, between the registrant and Lawrence C. Russell, incorporated by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

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

10.7 Stock Unit Plan for Directors of Unisys Corporation, as amended and restated as of July 25, 1996.

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

10.16       Amendment, dated February 22, 1996, to 1990 Unisys
            Long-Term Incentive Plan, incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

10.17 Form of Loan Agreement including Note used for bridge loans to executive officers purchasing residences, incorporated by reference to Exhibit 10(k) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

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

10.21 Unisys Corporation Elected Officer Pension Plan, effective June 1, 1988, as amended through January 23, 1997.

10.22 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective
            April 1, 1988, incorporated by reference to Exhibit 10(aaa) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

11          Computation of Earnings Per Share.

12          Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Annual Report to Stockholders of the registrant for the year ended December 31, 1996.

21          Subsidiaries of Unisys Corporation.

23          Consent of Ernst & Young LLP, independent auditors.

24          Power of Attorney.

27          Financial Data Schedule.