Form 10-Q
period 1997-03-31
UNISYS CORP
filed 1997-05-15
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    ----------------------------------

                              FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                      Commission file number 1-8729

                           UNISYS CORPORATION
           (Exact name of registrant as specified in its charter)

               Delaware                               38-0387840
     ---------------------------------------------------------------
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)            Identification No.)

                   Township Line and Union Meeting Roads
                   Blue Bell, Pennsylvania         19424
          ----------------------------------------------------
          (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:  (215) 986-4011

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X]    NO [ ]

     Number of shares of Common Stock outstanding as of March 31, 1997:
174,836,208.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Millions)
                                           March 31,
                                             1997        December 31,
                                          (Unaudited)        1996
                                          -----------    ------------
Assets
Current Assets
Cash and cash equivalents                  $  686.4      $1,029.2
Marketable securities                           5.6           5.6
Accounts and notes receivable, net            900.6         959.0
Inventories
     Finished equipment and supplies          324.0         325.5
     Work in process and raw materials        323.5         316.8
Deferred income taxes                         365.8         365.8
Other current assets                          133.7         131.2
                                           --------      --------
Total                                       2,739.6       3,133.1
                                           --------      --------

Long-term receivables, net                     60.0          59.3
                                           --------      --------
Properties and rental equipment             1,860.8       1,950.3
Less-Accumulated depreciation               1,273.6       1,328.5
                                           --------      --------
Properties and rental equipment, net          587.2         621.8
                                           --------      --------
Cost in excess of net assets acquired         971.3         981.3
Investments at equity                         245.3         244.4
Deferred income taxes                         678.7         678.7
Other assets                                1,234.7       1,248.5
                                           --------      --------
Total                                      $6,516.8      $6,967.1
                                           --------      --------
Liabilities and stockholders' equity
Current liabilities
Notes payable                              $   14.7      $   13.9
Current maturities of long-term debt            5.5           5.8
Accounts payable                              819.5         871.1
Other accrued liabilities                   1,246.4       1,453.4
Dividends payable                              27.2          26.6
Estimated income taxes                         73.8          94.3
                                           --------      --------
Total                                       2,187.1       2,465.1
                                           --------      --------
Long-term debt                              2,268.4       2,271.4
Other liabilities                             448.9         474.6
Redeemable preferred stock                     50.0         150.0

Stockholders' equity
Preferred stock                             1,420.2       1,420.2
Common stock,
   issued: 1997, 175.8; 1996, 175.7             1.8           1.8
Accumulated deficit                          (782.8)       (770.1)
Other capital                                 923.2         954.1
                                           --------       -------
Stockholders' equity                        1,562.4       1,606.0
                                           --------       -------
Total                                      $6,516.8      $6,967.1
                                           ========      ========

See notes to consolidated financial statements.

                             UNISYS CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (Millions, except per share data)
                                                Three Months
                                               Ended March 31
                                           ---------------------
                                             1997         1996
                                           --------     --------
Revenue                                    $1,530.7     $1,423.1
                                           --------     --------
Costs and expenses
     Cost of revenue                        1,015.0        984.2
     Selling, general and administrative      328.8        322.0
     Research and development                  80.3         96.0
                                           --------     --------
                                            1,424.1      1,402.2
                                           --------     --------
Operating income                              106.6         20.9

Interest expense                               60.4         50.5
Other income (expense), net                   (15.6)         9.3
                                           --------     --------
Income (loss) before income taxes              30.6        (20.3)
Estimated income taxes (benefit)               11.3        ( 6.9)
                                           --------     --------
Net income (loss)                              19.3        (13.4)
Dividends on preferred shares                  30.1         30.2
                                           --------     --------

Earnings (loss) on common shares           $  (10.8)    $  (43.6)
                                           ========     ========
Earnings (loss) per common share
     Primary                               $   (.06)    $   (.25)
                                           ========     ========
     Fully diluted                         $   (.06)    $   (.25)
                                           ========     ========

See notes to consolidated financial statements.

                             UNISYS CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (Millions)
                                                   Three Months
                                                  Ended March 31
                                              ----------------------
                                                1997          1996
                                              --------      --------
Cash flows from operating activities
Net income (loss)                             $   19.3      $(  13.4)
Add (deduct) items to reconcile net income
    (loss) to net cash (used for)
    operating activities:
Depreciation                                      39.0          44.6
Amortization:
    Marketable software                           22.5          28.7
    Cost in excess of net assets acquired         11.6          10.4
Decrease in receivables, net                      56.5          94.9
(Increase) in inventories                      (   5.2)      (  36.4)
(Decrease) in accounts payable and other
    accrued liabilities                        ( 259.9)      ( 378.3)
(Decrease) in estimated income taxes           (  20.5)      (  48.1)
(Decrease) increase in other liabilities       (  25.7)           .6
Decrease (increase) in other assets               12.8       (  27.7)
Other                                             12.6       (   1.5)
                                              --------      --------
Net cash used for operating activities         ( 137.0)      ( 326.2)
                                              --------      --------
Cash flows from investing activities
Proceeds from investments                        332.7         713.4
Purchases of investments                       ( 323.3)      ( 718.2)
Proceeds from sales of properties                  1.0          14.9
Investment in marketable software              (  25.6)      (  14.9)
Capital additions of properties and
     rental equipment                          (  37.3)      (  34.6)
Purchases of businesses                        (   6.4)      (   7.1)
                                              --------      --------
Net cash used for investing activities         (  58.9)      (  46.5)
                                              --------      --------
Cash flows from financing activities
    Redemption of redeemable preferred stock   ( 100.0)
    Proceeds from issuance of debt                             700.9
    Principal payments of debt                               (    .3)
    Net proceeds from short-term borrowings         .8           2.2
    Dividends paid on preferred shares         (  31.4)      (  30.2)
    Other                                                         .2
                                              --------      --------
Net cash (used for) provided by
    financing activities                       ( 130.6)        672.8
                                              --------      --------
Effect of exchange rate changes on
    cash and cash equivalents                  (  14.7)      (   7.1)
                                              --------      --------
Net cash (used for) provided by
    continuing operations                      ( 341.2)        293.0
Net cash used for discontinued operations      (   1.6)      (   4.2)
                                              --------      --------
(Decrease) increase in cash and
    cash equivalents                           ( 342.8)        288.8
Cash and cash equivalents,
    beginning of period                        1,029.2       1,114.3
                                              --------      --------
Cash and cash equivalents, end of period      $  686.4      $1,403.1
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

a. For the three months ended March 31, 1997 and 1996, the computation of earnings per share is based on the weighted average number of outstanding common shares. Neither period assumes conversion of the 8 1/4% Convertible Subordinated Notes due 2000 and 2006, or the Series A Preferred Stock since such conversions would have been antidilutive. The shares used in the computations are as follows (in thousands):

                                       Three Months Ended
                                            March 31,
                                      --------------------
                                        1997         1996
                                      -------      -------
                    Primary           174,849      171,437
                    Fully diluted     174,849      171,437

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

For the three months ended March 31, 1997, the Company reported net income of $19.3 million, compared to a net loss of $13.4 million for the three months ended March 31, 1996. On a per-share basis, the first quarter net loss was $.06 per primary and fully diluted common share after preferred dividends, compared to a loss of $.25 per primary and fully diluted common share a year ago.

Total revenue for the quarter ended March 31, 1997 was $1.53 billion, up 8% from $1.42 billion for the year-ago period despite the negative impact of foreign currencies in the current quarter. Total gross profit percent was 33.7% in the first quarter of 1997 compared to 30.8% in the year-ago period.

For the three months ended March 31, 1997, selling, general and administrative expenses were $328.8 million compared to $322.0 million for the three months ended March 31, 1996, and research and development expenses were $80.3 million compared to $96.0 million a year earlier. The decline in research and development was largely due to the Company's cost reduction actions.

For the first quarter of 1997, the Company reported an operating income percent (operating income as a percent of revenue) of 7.0% compared to 1.5% for the first quarter of 1996.

Revenue, gross profit percentage and operating income percentage by business unit are presented below ($ in millions):
                                         Infor-
                                         mation    Global    Computer
                               Elimi-    Services  Customer  Systems
                     Total     nations   Group     Services  Group
                     -----     -------   --------  --------  --------
Three Months Ended
March 31, 1997
------------------
Customer revenue     $1,530.7            $430.2    $478.5    $622.0
Intercompany                   $(114.2)     5.2      16.3      92.7
                     --------  -------   ------    ------    ------
Total revenue        $1,530.7  $(114.2)  $435.4    $494.8    $714.7
                     ========  =======   ======    ======    ======

Gross profit percent     33.7%             14.2%     30.0%     43.8%
                     ========            ======    ======    ======

Operating income
     percent              7.0%            (11.4)%    10.1%     16.1%
                     ========            ======    ======    ======

Three Months Ended
March 31, 1996
------------------
Customer revenue     $1,423.1            $404.3    $464.1    $554.7
Intercompany                   $(116.1)     4.0      20.0      92.1
                     --------  -------   ------    ------    ------
Total revenue        $1,423.1  $(116.1)  $408.3    $484.1    $646.8
                     ========  =======   ======    ======    ======

Gross profit percent     30.8%             14.8%     28.9%     36.5%
                     ========            ======    ======    ======

Note: Certain prior year business unit amounts have been reclassified to conform with the current year presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Customer revenue from the Information Services Group ("ISG") increased
6% in the quarter due to higher systems integration revenue, particularly in international markets. ISG gross profit percent was 14.2% in 1997 compared to 14.8% last year principally due to operational issues in the current quarter associated with a few large, multi-year systems integration contracts. The gross profit margin reflects charges of approximately $25 million for additional estimated contract costs identified during the quarter.

Global Customer Services ("GCS") customer revenue increased 3% from year-ago levels led by growth in distributed computing support services which more than offset a decline in core maintenance revenue. The gross profit percent in GCS was 30.0% in 1997 compared to 28.9% last year principally due to increases in distributed computing support services.

Customer revenue in Computer Systems Group ("CSG") increased 12% principally due to increases in large-scale enterprise servers and software revenue. CSG gross profit percent rose to 43.8% in 1997 from 36.5% last year, due in large part to a higher proportion of sales of large-scale enterprise servers.

Interest expense in the first quarter of 1997 was $60.4 million compared to $50.5 million in the first quarter of 1996, principally due to higher average debt levels.

Other income (loss), net, which can vary from quarter to quarter, was a loss of $15.6 million in the current quarter compared to income of $9.3 million in the year-ago period. The change was mainly due to gains on the sale of assets and other one-time income items in the prior year.

Income before income taxes was $30.6 million in 1997 compared to a loss of $20.3 million last year. The provision for income tax was $11.3 million in the current period compared to a benefit of $6.9 million in the year-ago period.

Effective January 1, 1997, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires that if a transfer of financial assets does not meet certain criteria for recording the transaction as a sale, the transfer shall be accounted for as a secured borrowing. The adoption of SFAS No.
125 did not have a material effect on the Company's consolidated financial position, consolidated statement of income, or liquidity.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

In February of 1997, SFAS No. 128, "Earnings per Share," was issued.
This statement establishes new standards for computing and presenting earnings per share. Adoption of SFAS No. 128 and restatement of prior periods' earnings per share is required in the fourth quarter of 1997.
For the Company, earnings per share as reported for the current quarter would be the same as under SFAS No. 128. The effect on earlier periods is immaterial.

Financial Condition

Cash, cash equivalents and marketable securities at March 31, 1997 were $692.0 million compared to $1.0 billion at December 31, 1996. During the quarter, cash used for operating activities was much lower than historical first-quarter cash usage. Cash used for operating activities during the quarter was $137.0 million compared to $326.2 million used during the prior-year period. During the current quarter, management reduced the sales of accounts receivable by $142.0 million. Even with this reduction, cash used for operations in the current quarter was reduced $189.2 million from the year-ago period.

Cash used for investing activities during the first quarter was $58.9 million compared to $46.5 million used in the year-ago period. Cash used for financing activities during the first quarter of 1997 was $130.6 million compared to cash provided of $672.8 million in 1996. In the current quarter, the Company redeemed all $100.0 million of its Series C Cumulative Convertible Preferred Stock. The year-ago period includes proceeds of $700.9 million for issuances of debt. On June 26, 1997, the Company will redeem all $50.0 million of its Series B
Cumulative Convertible Preferred Stock. The Company may, from time to time, redeem or repurchase its other securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

At March 31, 1997, total debt was $2.3 billion, a slight decrease from December 31, 1996. The current $200 million revolving credit facility expires in June of 1997. The Company has never borrowed under this facility. The Company is currently in discussions with bankers regarding a successor facility.

The Company has on file with the Securities and Exchange Commission an effective registration statement covering $500 million of debt or equity securities which enables the Company to be prepared for future market opportunities.

Dividends paid on preferred stock were $31.4 million in the first quarter of 1997 compared to $30.2 million in the first quarter of 1996.

At March 31, 1997, the Company had deferred tax assets in excess of deferred tax liabilities of $1,444 million. For the reasons cited below, management determined that it is more likely than not that $1,009 million of such assets will be realized, therefore resulting in a valuation allowance of $435 million.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

The Company evaluates quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income, which is adjusted by applying probability factors, and available tax planning strategies that could be implemented to realize deferred tax assets. The combination of these factors is expected to be sufficient to realize the entire amount of net deferred tax assets.
Approximately $2.9 billion of future taxable income (predominantly U.S.)
is needed to realize all of the net deferred tax assets.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. In recent years, the information management business has undergone dramatic changes and there can be no assurances that in the future there would not be increased competition or other factors that may result in a decline in sales or margins, loss of market share, delays in product availability, or technological obsolescence.

Stockholders' equity decreased $43.6 million during the quarter principally reflecting translation adjustments of $32.0 million and preferred dividends declared of $32.0 million, offset in part by net income of $19.3 million.


Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

  (a)     Exhibits

          See Exhibit Index

  (b)     Reports on Form 8-K

          During the quarter ended March 31, 1997, the Company filed no Current Reports on Form 8-K.


                            SIGNATURES
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNISYS CORPORATION


Date:  May 15, 1997                   By:  /s/ Robert H. Brust
       ------------                        -----------------------------
                                           Robert H. Brust
                                           Senior Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer)


                                      By:  /s/Janet M. Brutschea Haugen
                                           -----------------------------
                                           Janet M. Brutschea Haugen
                                           Vice President and Controller
                                           (Chief Accounting Officer)




                               EXHIBIT INDEX



Exhibit
Number                          Description
-------                         -----------

11 Statement of Computation of Earnings Per Share for the three months ended March 31, 1997 and 1996

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule
