Form 10-Q
period 1997-06-30
UNISYS CORP
filed 1997-08-14
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

                        Commission file number 1-8729

                             UNISYS CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                             38-0387840
       (State or other jurisdiction             (I.R.S. Employer
       of incorporation or organization         Identification No.)

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

     Number of shares of Common Stock outstanding as of June 30, 1997:
175,200,754.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (Millions)
                                           June 30,
                                             1997      December 31,
                                         (Unaudited)       1996
                                         -----------   ------------
Assets
Current Assets
Cash and cash equivalents                 $  472.0       $1,029.2
Marketable securities                          5.6            5.6
Accounts and notes receivable, net           913.7          959.0
Inventories
   Finished equipment and supplies           317.8          325.5
   Work in process and raw materials         288.6          316.8
Deferred income taxes                        365.8          365.8
Other current assets                         122.6          131.2
                                          --------       --------
Total                                      2,486.1        3,133.1
                                          --------       --------

Long-term receivables, net                    72.2           59.3
                                          --------       --------
Properties and rental equipment            1,844.0        1,950.3
Less-Accumulated depreciation              1,257.3        1,328.5
                                          --------       --------
Properties and rental equipment, net         586.7          621.8
                                          --------       --------
Cost in excess of net assets acquired        965.6          981.3
Investments at equity                        222.4          244.4
Deferred income taxes                        678.7          678.7
Other assets                               1,256.9        1,248.5
                                          --------       --------
Total                                     $6,268.6       $6,967.1
                                          --------       --------
Liabilities and stockholders' equity
Current liabilities
Notes payable                             $    9.6       $   13.9
Current maturities of long-term debt           5.4            5.8
Accounts payable                             730.2          871.1
Other accrued liabilities                  1,184.5        1,453.4
Dividends payable                             26.6           26.6
Estimated income taxes                        85.1           94.3
                                          --------       --------
Total                                      2,041.4        2,465.1
                                          --------       --------
Long-term debt                             2,264.6        2,271.4
Other liabilities                            422.2          474.6
Redeemable preferred stock                                  150.0

Stockholders' equity
Preferred stock                            1,420.2        1,420.2
Common stock, issued: 1997, 176.1;
   1996, 175.7                                 1.8            1.8
Accumulated deficit                         (768.7)        (770.1)
Other capital                                887.1          954.1
                                          --------       --------
Stockholders' equity                       1,540.4        1,606.0
                                          --------       --------
Total                                     $6,268.6       $6,967.1
                                          ========       ========

See notes to consolidated financial statements.

                                  Page 3

                             UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)
                                     Three Months           Six Months
                                     Ended June 30         Ended June 30
                                  -------------------   -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------
Revenue                           $1,585.3   $1,505.0   $3,116.0   $2,928.1
                                  --------   --------   --------   --------
Costs and expenses
   Cost of revenue                 1,046.9    1,013.1    2,061.9    1,997.3
   Selling, general and
      administrative                 341.8      346.6      670.6      668.6
   Research and development           67.4       81.4      147.7      177.4
                                  --------   --------   --------   --------
                                   1,456.1    1,441.1    2,880.2    2,843.3
                                  --------   --------   --------   --------
Operating income                     129.2       63.9      235.8       84.8

Interest expense                      59.5       68.3      119.9      118.8
Other income (loss), net             ( 3.2)      12.4      (18.8)      21.7
                                  --------   --------   --------   --------
Income (loss) before income taxes     66.5        8.0       97.1      (12.3)
Estimated income taxes (benefit)      24.6        2.7       35.9      ( 4.2)
                                  --------   --------   --------   --------
Net income (loss)                     41.9        5.3       61.2      ( 8.1)
Dividends on preferred shares         27.8       30.2       57.9       60.4
                                  --------   --------   --------   --------

Earnings (loss) on common shares  $   14.1   $  (24.9)  $    3.3  $   (68.5)
                                  ========   ========   ========  =========
Earnings  (loss) per common share
   Primary                        $    .08   $   (.14)  $    .02  $    (.40)
                                  ========   ========   ========  =========
   Fully Diluted                  $    .08   $   (.14)  $    .02  $    (.40)
                                  ========   ========   ========  =========

See notes to consolidated financial statements.

                                  Page 4

                             UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                     Six Months
                                                    Ended June 30
                                                 -------------------
                                                   1997       1996
                                                 --------   ---------
Cash flows from operating activities
Net income (loss)                               $    61.2   $(    8.1)
Add (deduct) items to reconcile net
   income (loss) to net cash (used for)
   operating activities:
Depreciation                                         80.2        86.1
Amortization:
   Marketable software                               43.9        53.6
   Cost in excess of net assets acquired             23.2        21.7
(Increase) in deferred income taxes                          (   15.6)
Decrease in receivables, net                         32.5        79.0
Decrease (increase) in inventories                   35.9    (   44.5)
(Decrease) in accounts payable and
   other accrued liabilities                     (  414.3)   (  502.5)
(Decrease) in estimated income taxes             (    9.2)   (   39.7)
(Decrease) in other liabilities                  (   52.4)   (    4.5)
Decrease (increase) in other assets                  14.6    (   45.0)
Other                                                 8.1    (   27.8)
                                                ---------    --------
Net cash used for operating activities           (  176.3)   (  447.3)
                                                ---------    --------
Cash flows from investing activities
   Proceeds from investments                        754.4     1,118.9
   Purchases of investments                      (  734.7)   (1,124.6)
   Proceeds from sales of properties                  3.2        18.8
   Investment in marketable software             (   59.1)   (   42.1)
   Capital additions of properties and
      rental equipment                           (   90.5)   (   55.8)
   Purchases of businesses                       (   13.7)   (   12.2)
                                                ---------    --------
Net cash used for investing activities           (  140.4)   (   97.0)
                                                ---------    --------
Cash flows from financing activities
   Redemption of redeemable preferred stock      (  150.0)
   Proceeds from issuance of debt                               700.9
   Principal payments of debt                                (   24.7)
   Net (reduction in) proceeds from short-term
      borrowings                                 (    4.3)        1.7
   Dividends paid on preferred shares            (   59.8)   (   60.4)
   Other                                               .1          .3
                                                ---------    --------
Net cash (used for) provided by financing
   activities                                    (  214.0)      617.8
                                                ---------    --------
Effect of exchange rate changes on
   cash and cash equivalents                     (   18.4)   (   11.4)
                                                ---------    --------
Net cash (used for) provided by continuing
   operations                                    (  549.1)       62.1
Net cash used for discontinued operations        (    8.1)   (    7.4)
                                                ---------    --------
(Decrease) increase in cash and cash equivalents (  557.2)       54.7
Cash and cash equivalents, beginning of period    1,029.2     1,114.3
                                                ---------    --------
Cash and cash equivalents, end of period         $  472.0    $1,169.0
                                                =========    ========

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

a. For the three and six months ended June 30, 1997, the computations of earnings per share are based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. The computations for the three and six months ended June 30, 1996 are based solely on the weighted average number of outstanding common shares. None of the periods presented assumes conversion of the 8 1/4% Convertible Subordinated Notes due 2000 and 2006, or the Series A Preferred Stock since such conversions would have been antidilutive. The shares used in the computations are as follows (in thousands):

                    Three Months Ended      Six Months Ended
                         June 30,                June 30,
                    ------------------      ----------------
                      1997       1996         1997     1996
                    -------    -------      -------  -------
     Primary        175,906    172,702      175,761  172,070
     Fully diluted  175,906    172,702      175,761  172,070

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations

For the three months ended June 30, 1997, the Company reported net income of $41.9 million, compared to net income of $5.3 million for the three months ended June 30, 1996. On a per-share basis, the second quarter net income was $.08 per primary and fully diluted common share after preferred dividends, compared to a loss of $.14 per primary and fully diluted common share a year ago.

Total revenue for the quarter ended June 30, 1997 was $1.56 billion, up 5% from $1.51 billion for the year-ago period despite the negative impact of foreign currencies in the current quarter. Total gross profit percent was 34.0% in the second quarter of 1997 compared to 32.7% in the year-ago period.

For the three months ended June 30, 1997, selling, general and administrative expenses were $341.8 million compared to $346.6 million for the three months ended June 30, 1996, and research and development expenses were $67.4 million compared to $81.4 million a year earlier. The decline in research and development was largely due to the Company's cost reduction actions and an increase in capitalization of software development costs compared to the prior-year period.

For the second quarter of 1997, the Company reported an operating income percent (operating income as a percent of revenue) of 8.1% compared to 4.2% for the second quarter of 1996.

Revenue, gross profit percentage and operating income percentage by business unit are presented below ($ in millions):
                                            Information Global     Computer
                                  Elimi-    Services    Customer   Systems
                       Total      nations   Group       Services   Group
                     --------     -------   ----------- --------   --------
Three Months Ended
June 30, 1997
------------------
Customer revenue     $1,585.3               $484.1      $542.2     $559.0
Intercompany                      $(110.4)     2.0        19.0       89.4
                     --------     -------   ------      ------     ------
Total revenue        $1,585.3     $(110.4)  $486.1      $561.2     $648.4
                     ========     =======   ======      ======     ======

Gross profit percent     34.0%                21.3%       28.9%      43.3%
                     ========               ======      ======     ======

Operating income
     percent              8.1%                (3.7)%      11.2%      13.5%
                     ========               ======      ======     ======

Three Months Ended
June 30, 1996
------------------
Customer revenue     $1,505.0               $508.6      $486.6     $509.8
Intercompany                      $(156.7)     2.1        32.2      122.4
                     --------     -------   ------      ------     ------
Total revenue        $1,505.0     $(156.7)  $510.7      $518.8     $632.2
                     ========     =======   ======      ======     ======
Gross profit percent     32.7%                17.9%       31.9%      38.4%
                     ========               ======      ======     ======


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Note: Certain prior year business unit amounts have been reclassified to conform with the current year presentation.

Customer revenue from the Information Services Group ("ISG") decreased 5% in the quarter reflecting the continued focus and refinement of the group's business model. ISG gross profit percent was 21.3% in 1997 compared to 17.9% last year due to the benefits of restructuring and an improved bid quality and control process.

Global Customer Services ("GCS") customer revenue increased 11% from year-ago levels led by growth in distributed computing support services which more than offset a decline in core maintenance revenue. The gross profit percent in GCS was 28.9% in 1997 compared to 31.9% last year due in large part to the impact, in the current period, of a large lower-margin federal contract for distributed computing support services.

Customer revenue in the Computer Systems Group ("CSG") increased 10% principally due to increases in sales of large-scale enterprise servers and software. CSG gross profit percent rose to 43.3% in 1997 from 38.4% last year, due in large part to a higher proportion of sales of large-scale enterprise servers.

Interest expense in the second quarter of 1997 was $59.5 million compared to $68.3 million in the second quarter of 1996, principally due to lower average debt levels.

Other income (loss), net, which can vary from quarter to quarter, was a loss of $3.2 million in the current quarter compared to income of $12.4 million in the year-ago period. The change was mainly due to lower equity and interest income.

Income before income taxes was $66.5 million in 1997 compared to $8.0 million last year. The provision for income taxes was $24.6 million in the current period compared to $2.7 million in the year-ago period.

Effective January 1, 1997, the Company adopted Statement of Financial
Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement requires that if a transfer of financial assets does not meet certain criteria for recording the transaction as a sale, the transfer must be accounted for as a secured borrowing. The adoption of SFAS No. 125 did not have a material effect on the Company's consolidated financial position, consolidated statement of income, or liquidity.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

In February of 1997, SFAS No. 128, "Earnings per Share," was issued. This statement establishes new standards for computing and presenting earnings per share. Adoption of SFAS No. 128 and restatement of prior periods' earnings per share is required in the fourth quarter of 1997. For the Company, earnings per share under SFAS No. 128 for the current quarter would be the same as reported. The effect of adoption of SFAS No. 128 on earlier periods is immaterial.

Financial Condition

Cash, cash equivalents and marketable securities at June 30, 1997 were $477.6 million compared to $1.0 billion at December 31, 1996. Cash was used during the first six months of 1997 for operating, investing and financing activities as described below.

Cash used for operating activities during the six months ended June 30, 1997 was $176.3 million compared to $447.3 million used during the prior-year period. The decline in cash usage from operations in the current period compared to the year-ago period was due to current period income, and improved working capital management, including improvements in inventory turns and accounts receivable days outstanding.

Cash used for investing activities during the first half of 1997 was $140.4 million compared to $97.0 million used in the year-ago period. The increase in cash usage was principally due to increased capital expenditures as a number of large-scale Clearpath enterprise servers were added to the Company's rental machine base.

Cash used for financing activities during the first half of 1997 was $214.0 million compared to cash provided of $617.8 million in 1996. In the current period, the Company redeemed all $150.0 million of its Series B and C
Cumulative Convertible Preferred Stock. The year-ago period includes proceeds of $700.9 million for issuances of debt. Dividends paid on preferred stock were $59.8 million in the first half of 1997 compared to $60.4 million in the first half of 1996.

At June 30, 1997, total debt was $2.3 billion, a slight decrease from December
31, 1996. In June 1997, the Company entered into a two-year $200 million revolving credit facility replacing the prior one-year facility. The facility includes certain financial tests that must be met as conditions to a borrowing and provides that no loans may be outstanding for twenty consecutive days in each quarter. The facility may not be used to refinance other debt. The amount the Company may borrow at any given time is dependent upon the amount of certain of its accounts receivable and inventory. As of June 30, 1997, there were no borrowings outstanding under the facility and the entire $200 million was available for borrowings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

The Company has on file with the Securities and Exchange Commission an effective registration statement covering $500 million of debt or equity securities which enables the Company to be prepared for future market opportunities. In addition, the Company may, from time to time, redeem or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

At June 30, 1997, the Company had deferred tax assets in excess of deferred tax liabilities of $1,425 million. For the reasons cited below, management determined that it is more likely than not that $1,009 million of such assets will be realized, therefore resulting in a valuation allowance of $416 million.

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

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors That May Affect Future Results" below.

Stockholders' equity decreased $65.6 million during the six months ended June
30, 1997 principally reflecting translation adjustments of $71.5 million and preferred dividends declared of $59.8 million, offset in part by net income of $61.2 million.

Factors That May Affect Future Results

From time to time, the Company provides information containing "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the Company's actual results to differ materially from expectations. These include, but are not limited to, the following: the impact of continued competitive pressures and volatility in the information technology and services industry on revenues, pricing and margins; rapid changes in technology, technology standards and product life cycles; the Company's ability to design, develop, introduce, deliver or obtain new products and services on a timely and cost-effective basis; the Company's ability to effectively manage the business mix shift away

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

from traditional high-margin product and services offerings; the Company's ability to profitably bid and perform services contracts, particularly large, fixed-price, multi-year systems integration contracts; the Company's reliance on third-party alliances, subcontractors, suppliers and distribution channels;
the risks of doing business internationally, including foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures and import or export licensing requirements; the Company's cost of and success in attracting and retaining highly skilled people; and natural disasters or changes in general economic and business conditions.

Part II - OTHER INFORMATION
-------   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders

(a)       The Company's 1997 Annual Meeting of Stockholders (the "Annual
          Meeting") was held on April 24, 1997 in Philadelphia, Pennsylvania.

(c) The following matters were voted upon at the Annual Meeting and received the following votes:

          1.  Election of Directors as follows:

              Gail D. Fosler -- 121,503,768 votes for; 32,470,993 votes
              withheld

              Melvin R. Goodes -- 121,338,295 votes for; 32,636,466 votes withheld

              Edwin A. Huston -- 121,474,372 votes for; 32,500,389 votes withheld

              Robert McClements, Jr. -- 121,353,373 votes for; 32,621,388 votes withheld

          2. A proposal to ratify the selection of the Company's independent auditors for 1997 -- 139,158,378 votes for; 5,603,483 votes against; 9,212,900 abstentions

          3. A stockholder proposal concerning declassification of the Board of Directors -- 63,489,166 votes for; 36,484,130 votes against; 3,897,786 abstentions; 50,103,679 broker non-votes

          4.  A stockholder proposal concerning a split-up of the Company
              -- 38,115,355 votes for; 61,648,988 votes against; 3,725,592 abstentions; 50,484,826 broker non-votes

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended June 30, 1997, the Company filed no Current Reports on Form 8-K.

                               SIGNATURE
                               ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISYS CORPORATION
Date:  August 14, 1997                   By: /s/ Robert H. Brust
       ---------------                       ----------------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                         By: /s/Janet M. Brutschea Haugen
                                             ----------------------------
                                             Janet M. Brutschea Haugen
                                             Vice President and Controller
                                             (Chief Accounting Officer)


                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

10.1 Unisys Corporation Director Stock Unit Plan, as amended and restated effective May 22, 1997

10.2 Unisys Corporation Elected Officer Pension Plan, as amended through May 22, 1997

10.3     Unisys Corporation Supplemental Executive Retirement Income
         Plan, as amended through May 22, 1997

10.4     Deferred Compensation Plan for Executives of Unisys
         Corporation, as amended and restated effective May 22, 1997

10.5 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective May 22, 1997

11.1 Statement of Computation of Earnings Per Share for the six months ended June 30, 1997 and 1996

11.2 Statement of Computation of Earnings Per Share for the three months ended June 30, 1997 and 1996

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule

