Form 10-Q
period 1997-09-30
UNISYS CORP
filed 1997-11-07
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                    ___________________________

                          FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

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

     Number of shares of Common Stock outstanding as of September 30, 1997: 175,810,124

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (Millions)
                                        September 30,
                                             1997      December 31,
                                         (Unaudited)       1996
                                         -----------   ------------

Assets
------
Current Assets
Cash and cash equivalents                 $  554.3       $1,029.2
Marketable securities                           .8            5.6
Accounts and notes receivable, net           810.6          959.0
Inventories
   Finished equipment and supplies           304.0          325.5
   Work in process and raw materials         294.2          316.8
Deferred income taxes                        365.8          365.8
Other current assets                         101.5          131.2
                                          --------       --------
Total                                      2,431.2        3,133.1
                                          --------       --------

Long-term receivables, net                    59.1           59.3
                                          --------       --------
Properties and rental equipment            1,808.0        1,950.3
Less-Accumulated depreciation              1,229.5        1,328.5
                                          --------       --------
Properties and rental equipment, net         578.5          621.8
                                          --------       --------
Cost in excess of net assets acquired        959.1          981.3
Investments at equity                        220.6          244.4
Deferred income taxes                        678.7          678.7
Other assets                               1,224.2        1,248.5
                                          --------       --------
Total                                     $6,151.4       $6,967.1
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   21.0       $   13.9
Current maturities of long-term debt         212.8            5.8
Accounts payable                             736.3          871.1
Other accrued liabilities                  1,062.5        1,453.4
Dividends payable                             26.6           26.6
Estimated income taxes                        89.7           94.3
                                          --------       --------
Total                                      2,148.9        2,465.1
                                          --------       --------
Long-term debt                             2,054.9        2,271.4
Other liabilities                            411.3          474.6
Redeemable preferred stock                                  150.0

Stockholders' equity
Preferred stock                            1,420.2        1,420.2
Common stock, issued: 1997, 176.5;
   1996, 175.7                                 1.8            1.8
Accumulated deficit                         (744.4)        (770.1)
Other capital                                858.7          954.1
                                          --------       --------
Stockholders' equity                       1,536.3        1,606.0
                                          --------       --------
Total                                     $6,151.4       $6,967.1
                                          ========       ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)



                                     Three Months          Nine Months
                                  Ended September 30    Ended September 30
                                  -------------------   -------------------
                                    1997       1996       1997       1996
                                  --------   --------   --------   --------

Revenue                           $1,621.4   $1,630.9   $4,737.4   $4,559.0
                                  --------   --------   --------   --------
Costs and expenses
   Cost of revenue                 1,046.4    1,100.9    3,108.3    3,098.2
   Selling, general and
      administrative                 340.0      353.1    1,010.6    1,021.7
   Research and development           74.5       81.2      222.2      258.6
                                  --------   --------   --------   --------
                                   1,460.9    1,535.2    4,341.1    4,378.5
                                  --------   --------   --------   --------
Operating income                     160.5       95.7      396.3      180.5

Interest expense                      59.5       66.7      179.4      185.5
Other income (expense), net          (20.2)      (7.5)     (39.0)      14.2
                                  --------   --------   --------   --------
Income before income taxes            80.8       21.5      177.9        9.2
Estimated income taxes                29.9        7.3       65.8        3.1
                                  --------   --------   --------   --------
Net income                            50.9       14.2      112.1        6.1
Dividends on preferred shares         26.6       30.2       84.5       90.6
                                  --------   --------   --------   --------

Earnings (loss) on common shares  $   24.3   $  (16.0)  $   27.6  $   (84.5)
                                  ========   ========   ========  =========
Earnings  (loss) per common share
   Primary                        $    .14   $   (.09)  $    .16  $    (.49)
                                  ========   ========   ========  =========
   Fully Diluted                  $    .13   $   (.09)  $    .16  $    (.49)
                                  ========   ========   ========  =========


See notes to consolidated financial statements.


                           UNISYS CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)

                                                  Nine Months Ended
                                                    September 30
                                                 -------------------
                                                   1997       1996
                                                 --------   ---------


Cash flows from operating activities
Net income                                      $   112.1   $     6.1
Add (deduct) items to reconcile net income
   to net cash (used for) operating activities:
Depreciation                                        116.8       130.4
Amortization:
   Marketable software                               67.1        79.1
   Cost in excess of net assets acquired             35.9        33.8
(Increase) in deferred income taxes                          (   15.6)
Decrease in receivables, net                        142.6       120.3
Decrease (increase) in inventories                   44.1    (   17.1)
(Decrease) in accounts payable and
   other accrued liabilities                     (  545.3)   (  504.7)
(Decrease) in estimated income taxes             (    2.9)   (   57.5)
(Decrease) in other liabilities                  (   63.3)   (   70.6)
Decrease (increase) in other assets                  78.6    (   41.5)
Other                                                 4.1    (   15.4)
                                                ---------    --------
Net cash used for operating activities           (   10.2)   (  352.7)
                                                ---------    --------
Cash flows from investing activities
   Proceeds from investments                      1,241.2     1,414.0
   Purchases of investments                      (1,206.2)   (1,418.6)
   Proceeds from marketable securities                4.8
   Proceeds from sales of properties                  5.1        23.7
   Investment in marketable software             (   89.3)   (   83.8)
   Capital additions of properties and
      rental equipment                           (  136.0)   (   98.6)
   Purchases of businesses                       (   21.5)   (   13.0)
                                                ---------    --------
Net cash used for investing activities           (  201.9)   (  176.3)
                                                ---------    --------
Cash flows from financing activities
   Redemption of redeemable preferred stock      (  150.0)
   Proceeds from issuance of debt                               700.9
   Principal payments of debt                                (  339.6)
   Net proceeds from short-term borrowings            7.1         1.6
   Dividends paid on preferred shares            (   86.4)   (   90.6)
   Other                                              2.7          .4
                                                ---------    --------
Net cash (used for) provided by financing
   activities                                    (  226.6)      272.7
                                                ---------    --------
Effect of exchange rate changes on
   cash and cash equivalents                     (   24.5)   (    8.6)
                                                ---------    --------
Net cash used for continuing operations          (  463.2)   (  264.9)
Net cash used for discontinued operations        (   11.7)   (   11.8)
                                                ---------    --------
Decrease in cash and cash equivalents            (  474.9)   (  276.7)
Cash and cash equivalents, beginning of period    1,029.2     1,114.3
                                                ---------    --------
Cash and cash equivalents, end of period        $   554.3    $  837.6
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

a. For the nine months ended September 30, 1997, the computation of primary earnings per share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of stock options. For the three months ended September 30, 1997, the fully diluted computation includes additional shares for the assumed conversion of the 8 1/4% convertible notes due 2006. The computations for the three and nine months ended September 30, 1996 are based solely on the weighted average number of outstanding common shares. Conversion is not assumed for the 8 1/4% convertible notes due 2000 in either period in 1997, both convertible notes in 1996 and Series A preferred stock in any of the periods since such conversions would have been antidilutive. The shares used in the computations are as follows (in thousands):



                    Three Months Ended      Nine Months Ended
                      September 30,           September 30,
                    ------------------      ----------------
                      1997       1996         1997     1996
                    -------    -------      -------  -------
     Primary        179,000    172,970      176,841  172,370
     Fully diluted  225,289    172,970      176,841  172,370


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

For the three months ended September 30, 1997, the Company reported net income of $50.9 million, compared to net income of $14.2 million for the three months ended September 30, 1996. On a per-share basis, the third quarter net income was $.14 per primary and $.13 per fully diluted common share after preferred dividends, compared to a loss of $.09 per primary and fully diluted common share a year ago.

Total revenue for the quarter ended September 30, 1997 was $1.62 billion, compared to $1.63 billion for the year-ago period, which included a major contract for electronic voting machines. Excluding this contract and a three percentage point adverse foreign currency impact, revenue in the third quarter increased 7%. Total gross profit percent was 35.5% in the third quarter of 1997 compared to 32.5% in the year-ago period.

For the three months ended September 30, 1997, selling, general and administrative expenses were $340.0 million compared to $353.1 million for the three months ended September 30, 1996, and research and development expenses were $74.5 million compared to $81.2 million a year earlier. The declines were largely due to the Company's cost reduction actions and the effects of foreign currency translations.

For the third quarter of 1997, the Company reported an operating income percent of 9.9% compared to 5.9% for the third quarter of 1996.

Revenue, gross profit percentage and operating income percentage by business unit are presented below ($ in millions):

                                            Information Global     Computer
                                  Elimi-    Services    Customer   Systems
                       Total      nations   Group       Services   Group
                     --------     -------   ----------- --------   --------

Three Months Ended
September 30, 1997
------------------
Customer revenue     $1,621.4               $513.9      $535.8     $571.7
Intercompany                      $(124.0)     4.5        12.9      106.6
                     --------     -------   ------      ------     ------
Total revenue        $1,621.4     $(124.0)  $518.4      $548.7     $678.3
                     ========     =======   ======      ======     ======

Gross profit percent*    35.5%                21.1%       27.0%      46.2%
                     ========               ======      ======     ======

Operating income
     percent*             9.9%                (1.9)%       9.3%      16.4%
                     ========               ======      ======     ======

Three Months Ended
September 30, 1996
------------------
Customer revenue     $1,630.9               $483.8      $505.0     $642.1
Intercompany                      $(110.1)     1.3        19.4       89.4
                     --------     -------   ------      ------     ------
Total revenue        $1,630.9     $(110.1)  $485.1      $524.4     $731.5
                     ========     =======   ======      ======     ======
Gross profit percent*    32.5%                19.1%       28.7%      41.6%
                     ========               ======      ======     ======

*as a percent of total revenue

Note: Certain prior year business unit amounts have been reclassified to conform with the current year presentation.

                                            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).



Customer revenue from the Information Services Group ("ISG") increased 6% in the quarter as a result of growth in both systems integration and outsourcing. ISG's gross profit percent was 21.1% in 1997 compared to 19.1% last year reflecting the benefits of an improved bid quality and control process.

In the Global Customer Services ("GCS") business, growth in distributed computing support services moderated in the quarter due to increased competition in the network integration market. Although customer revenue in GCS increased 6% due to the continued rollout of a large Federal government networking project, that project negatively impacted the group's gross profit percent in the quarter, which was 27.0% compared to 28.7% last year. Also impacting the group's margins was the continued shift in its business mix from proprietary maintenance toward distributed computing support services.

Customer revenue in the Computer Systems Group ("CSG") decreased 11% in comparison with a year ago, which included the voting machines contract mentioned above. Excluding this contract, CSG's revenue was flat when compared with the prior year. CSG gross profit percent rose to 46.2% in 1997 from 41.6% last year, due in large part to a higher proportion of sales of large-scale enterprise servers.

Interest expense in the third quarter of 1997 was $59.5 million compared to $66.7 million in the third quarter of 1996, principally due to lower average debt levels.

Other income (expense), net, which can vary from quarter to quarter, was an expense of $20.2 million in the current quarter compared to an expense of $7.5 million in the year-ago period. The change was mainly due to lower equity and interest income.

Income before income taxes was $80.8 million in 1997 compared to $21.5 million last year. The provision for income taxes was $29.9 million in the current period compared to $7.3 million in the year-ago period.

For the nine months ended September 30, 1997, net income was $112.1 million, or $.16 per fully diluted common share after payment of preferred dividends. In the nine-month period one year ago, net income was $6.1 million, or a loss of $.49 per fully diluted common share after preferred dividends. Revenue was $4.74 billion compared to $4.56 billion for the first nine months of 1996.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


Financial Condition
-------------------

Cash, cash equivalents and marketable securities at September 30, 1997 were $555.1 million compared to $1.0 billion at December 31, 1996. Cash was used during the first nine months of 1997 for operating, investing and financing activities as described below.

Cash used for operating activities during the nine months ended September 30, 1997 was $10.2 million compared to $352.7 million used during the prior-year period. The decline in cash usage from operations in the current period compared to the year-ago period was due to current period income and improved working capital management, including improvements in inventory turns and accounts receivable days outstanding.

Cash used for investing activities during the first nine months of 1997 was $201.9 million compared to $176.3 million used in the year-ago period. The increase in cash usage was principally due to increased capital expenditures as a number of large-scale Clearpath enterprise servers were added to the Company's rental machine base.

Cash used for financing activities during the first nine months of 1997 was $226.6 million compared to cash provided of $272.7 million in 1996. In the current period, the Company redeemed all $150.0 million of its Series B and C Cumulative Convertible Preferred Stock. The year-ago period includes proceeds of $700.9 million from issuances of debt and $339.6 million of principal payments of debt. Dividends paid on preferred stock were $86.4 million in the first nine months of 1997 compared to $90.6 million in the first nine months of 1996.

At September 30, 1997, total debt was $2.3 billion, a slight decrease from December 31, 1996. In June 1997, the Company entered into a two-year $200 million revolving credit facility replacing the prior one-year facility.
The facility includes certain financial tests that must be met as conditions to a borrowing and provides that no loans may be outstanding for twenty consecutive days in each quarter. The facility may not be used to refinance other debt. The amount the Company may borrow at any given time is dependent upon the amount of certain of its accounts receivable and inventory. As of September 30, 1997, there were no borrowings outstanding under the facility and the entire $200 million was available for borrowings.

On October 7, 1997, the Company called all $345 million outstanding principal amount of its 8 1/4% Convertible Subordinated Notes due 2000 (the "2000 Notes") for redemption on October 27, 1997. The 2000 Notes were convertible, prior to the close of business on October 27, 1997 (the "Conversion Expiration Time"), into an aggregate of 33.7 million shares of the Company's common stock. In connection with the call for redemption, the Company entered into a standby arrangement with an investment bank (the "Purchaser") providing that, if fewer than all of the 2000 Notes were surrendered for conversion prior to the Conversion Expiration Time, the Purchaser would purchase from the Company such number of shares of its common stock as would have been issuable upon conversion of the 2000 Notes not so surrendered. Prior to the Conversion Expiration Time, approximately $344 million principal amount of 2000 Notes were converted into approximately 33.6 million shares of the Company's common stock. The Purchaser purchased an additional .1 million shares of the Company's common stock pursuant to the standby arrangement, and the proceeds were used by the Company to effect the redemption of the 2000 Notes not surrendered for conversion. As a result, no 2000 Notes are currently outstanding, and the Company has issued all 33.7 million shares of its common stock issuable in respect thereof.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


On November 7, 1997, the Company announced that it was making a special conversion offer to holders of its 8 1/4% Convertible Subordinated Notes due 2006 (the "2006 Notes"). The offer is for up to $294 million of the $299 million of 2006 Notes outstanding. Under the offer, the Company will pay holders who elect to convert their notes into common stock a cash premium of $155, plus accrued interest, for each $1,000 in principal amount of 2006 Notes converted. Assuming the full $294 million in principal amount of 2006 Notes is converted, the Company would take a one-time charge against fourth-quarter net income of approximately $46 million, would issue 42.8 million shares of common stock, and would save approximately $24 million in annual interest payments.

The Company may, from time to time, redeem, tender for or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

The Company has on file with the Securities and Exchange Commission an effective registration statement covering approximately $315 million of debt or equity securities, which enables the Company to be prepared for future market opportunities.

At September 30, 1997, the Company had deferred tax assets in excess of deferred tax liabilities of $1,412 million. For the reasons cited below, management determined that it is more likely than not that $1,009 million of such assets will be realized, therefore resulting in a valuation allowance of $403 million.

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

Stockholders' equity decreased $69.7 million during the nine months ended September 30, 1997 principally reflecting translation adjustments of $104.9 million and preferred dividends declared of $86.4 million, offset in part by net income of $112.1 million.

Factors That May Affect Future Results
--------------------------------------

From time to time, the Company provides information containing "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on assumptions and are subject to risks, uncertainties, and other factors that could cause the Company's actual results to differ materially from expectations. These include, but are not limited to, the following: the continued competitive pressures and volatility in the information technology and services industry on revenues, pricing and margins; rapid changes in technology, technology standards and product life cycles; the Company's ability to design, develop, introduce, deliver or obtain new products and services on a timely and cost-effective basis; the Company's ability to effectively manage the shift of its business mix away from traditional high-margin product and services offerings; the Company's ability to profitably bid and perform services contracts, particularly large, fixed-price, multi-year systems integration

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


contracts; the Company's reliance on third-party alliances, subcontractors, suppliers and distribution channels; the risks of doing business internationally, including foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures and import or export licensing requirements; the Company's cost of and success in attracting and retaining highly skilled people; and natural disasters or changes in general economic and business conditions.

Part II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

     See Exhibit Index.

(b)     Reports on Form 8-K

     During the quarter ended September 30, 1997, the Company filed no Current Reports on Form 8-K.

                                SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNISYS CORPORATION



Date:  November 7, 1997              By: /s/ Robert H. Brust
                                             ---------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                      By: /s/ Janet M. Brutschea Haugen
                                              -----------------------------
                                              Janet M. Brutschea Haugen
                                              Vice President and Controller
                                              (Chief Accounting Officer)

                              EXHIBIT INDEX


Exhibit
Number                         Description

4.1      Amended and Restated Certificate of Incorporation of Unisys
         Corporation

10.1     Employment Agreement, dated July 2, 1997 between Unisys
         Corporation and James A. Unruh

10.2 Employment Agreement, dated September 23 1997 between Unisys Corporation and Lawrence A. Weinbach

11.1 Statement of Computation of Earnings Per Share for the nine months ended September 30, 1997 and 1996

11.2 Statement of Computation of Earnings Per Share for the three months ended September 30, 1997 and 1996

12       Statement of Computation of Ratio of Earnings to Fixed
         Charges

27       Financial Data Schedule