Form 10-K
period 1997-12-31
UNISYS CORP
filed 1998-03-20
CIK 746838

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)

 ___     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[_X_]    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Common Stock, par value $.01           New York Stock Exchange
Series A Cumulative Convertible
  Preferred Stock, par value
  $1, $3.75 annual fixed dividend      New York Stock Exchange
Preferred Share Purchase Rights        New York Stock Exchange
8 1/4% Convertible Subordinated
  Notes Due 2006                       New York Stock Exchange

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

Aggregate market value of the voting stock held by non-affiliates: approximately $4,460,293,194 as of February 27, 1998. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of February 27, 1998: 250,475,169.

               DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Unisys Corporation 1997 Annual Report to
Stockholders -- Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for 1998
Annual Meeting of Stockholders -- Part III.

                             PART I


ITEM 1.  BUSINESS
-----------------

     Unisys Corporation ("Unisys") is a major supplier of information services and solutions on a worldwide basis. Through its three business units, Information Services, Computer Systems, and Global Customer Services, Unisys provides systems and solutions designed to enhance the productivity, competitiveness and responsiveness of its clients.

     Unisys operates primarily in one business segment - information services and systems. Financial information concerning revenue, operating profit and identifiable assets relevant to the segment is set forth in Note 15, "Business segment information," of the Notes to Consolidated Financial Statements appearing in the Unisys 1997 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The principal executive offices of Unisys are located at Township Line and Union Meeting Roads, Blue Bell, Pennsylvania 19424.

PRINCIPAL PRODUCTS AND SERVICES
-------------------------------

     Information Services provides information solutions and services to help clients apply technology to improve the performance of their business-critical systems. Its major service lines are systems integration, outsourcing, industry-specific software solutions for select markets, document imaging, year 2000 services and Microsoft Windows NT application services.

     Computer Systems provides computer hardware and software products that are the basis of enterprise-class information systems. Its major product lines are enterprise-class servers, network servers, desktop and mobile systems, system software and middleware, data and voice communications and information storage solutions.

     Global Customer Services provides services and products to help clients manage, maintain and support their distributed network, desktop, and mobile computing assets. Its major service/product lines are local- and wide-area network integration, remote network management, life-cycle desktop support services, network and desktop consulting, multivendor hardware/software maintenance, computer supplies and traditional hardware/software maintenance.

     Information about revenue by business unit for the three years ended December 31, 1997, appears under the heading "Customer revenue by business unit" appearing in the Unisys 1997 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

BACKLOG
-------

     During 1997, the Company began, for the first time, to gather the information necessary to report its backlog of unfilled orders. At
December 31, 1997, this backlog was approximately $3.6 billion ($2.9 billion in services and $.7 billion in computer equipment). Unfunded U.S. government orders are not included in the December 31, 1997 backlog amounts. Of the total, approximately 65% is expected to be filled in 1998. Comparable prior year numbers do not exist.

CUSTOMERS
---------

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products to various agencies of the U.S. government represented 12% of total consolidated revenue in 1997.

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

RESEARCH AND DEVELOPMENT
------------------------

     Unisys-sponsored research and development costs were $302.3 million in 1997, $342.9 million in 1996 and $404.5 million in 1995.

ENVIRONMENTAL MATTERS
---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 1998 and 1999.

EMPLOYEES
---------

     As of December 31, 1997, Unisys had approximately 32,600 employees.

INTERNATIONAL AND DOMESTIC OPERATIONS
-------------------------------------

     Financial information by geographic area is set forth in Note 15, "Business segment information," of the Notes to Consolidated Financial Statements appearing in the Unisys 1997 Annual Report to Stockholders, and such information is incorporated herein by reference.

YEAR 2000
---------

     Many computer systems will experience problems handling dates beyond the year 1999 and therefore need to be modified prior to the year 2000 in order to remain functional. The Company has been taking actions to ensure both the internal readiness of its computer systems and the compliance of computer products and software for sale by it to customers for handling dates beginning in the year 2000. The Company does not believe that the cost of these actions will have a material adverse effect on the Company's results of operations or financial condition. However, future results may be adversely affected by a delay in, or increased costs associated with, the implementation of these actions, or by the Company's inability to implement them.

     Unisys is also assessing the possible effects on its operations of the year 2000 readiness of its key suppliers and subcontractors. The potential impact and related costs of the failure of these entities to address year 2000 in the products they supply the Company are not known at this time.


ITEM 2.  PROPERTIES
-------------------

     As of December 31, 1997, Unisys had 37 major facilities in the United States with an aggregate floor space of approximately 7.2 million square feet, located primarily in California, Illinois, Michigan, Minnesota, Pennsylvania,

Utah and Virginia. Eight of these facilities, with an aggregate of approximately 1.9 million square feet of floor space, were owned by Unisys while 29 of these facilities, with approximately 5.3 million square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities in the United States, approximately 5.7 million square feet were in current operation, approximately .9 million square feet were subleased to others and approximately .6 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     As of December 31, 1997, Unisys had 34 major facilities outside the United States with an aggregate floor space of approximately 3.5 million square feet, located primarily in Brazil, Canada, France, Germany, South Africa, Switzerland and the United Kingdom. Eight of these facilities, with approximately 1.1 million square feet of floor space, were owned by Unisys while 26 of these facilities, with approximately 2.4 million square feet of floor space, were leased to Unisys. Of the aggregate floor space of major facilities outside the United States, approximately 2.7 million square feet were in current operation, approximately .3 million square feet were subleased to others and approximately .5 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     As of March 1, 1998, Unisys had no material pending legal proceedings reportable under the requirements of this Item 3.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 1997.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

     Information concerning the executive officers of Unisys set forth below is as of March 1, 1998.

     NAME                     AGE        POSITION WITH UNISYS
     ----                     ---        --------------------

Lawrence A. Weinbach          58       Chairman of the Board, President
                                         and Chief Executive Officer

Gerald A. Gagliardi           50       Executive Vice President;
                                         President, Unisys Global
                                         Customer Services

George R. Gazerwitz           57       Executive Vice President;
                                         President, Unisys Computer
                                         Systems

Lawrence C. Russell           59       Executive Vice President;
                                         President, Unisys Information
                                         Services

David O. Aker                 51       Senior Vice President,
                                         Worldwide Human Resources

Harold S. Barron              61       Senior Vice President,
                                         General Counsel and
                                         Secretary

Jack A. Blaine                53       Senior Vice President;
                                         President,
                                         Pacific Asia Americas

Robert H. Brust               54       Senior Vice President and
                                         Chief Financial Officer

Dewaine L. Osman              63       Senior Vice President,
                                         Strategic Development

Janet Brutschea Haugen        39       Vice President and
                                         Controller

James F. McGuirk II           54       Vice President; President
                                         Federal Systems

Jack F. McHale                49       Vice President,
                                         Investor Relations

Angus F. Smith                56        Vice President and Treasurer

     There are no family relationships among any of the above-named executive officers. The Bylaws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer's earlier resignation or removal.

     Mr. Weinbach has been the Chairman of the Board, President and Chief Executive Officer of Unisys since September 1997. Prior to that time, he held the position of managing partner-chief executive of Andersen Worldwide (Arthur Andersen and Andersen Consulting), a global professional services organization. He had been with Andersen Worldwide since 1961.

     Mr. Gagliardi was elected an Executive Vice President of Unisys in 1996. He had been a Senior Vice President of Unisys and President of Unisys Global Customer Services since 1995. He held the positions of Vice President, Customer Services Worldwide from 1994 to 1995 and Vice President and General Manager, Customer Services and Support from 1991 to 1994. Mr. Gagliardi has been an officer since 1994.

     Mr. Gazerwitz was elected an Executive Vice President of Unisys and President of Unisys Computer Systems in 1996. He had been a Vice President of Unisys and Executive Vice President of Nihon Unisys Limited from 1994 to October 1996 and Vice President, Marketing, of the United States Division from 1992 to 1994. Mr. Gazerwitz has been an officer since 1984.

     Mr. Russell was elected an Executive Vice President of Unisys and President of Unisys Information Services in 1995. He was an officer of The First Manhattan Consulting Group, a management consulting firm, from 1993 to 1995. He was Chairman and Chief Executive Officer of Palaru Corporation, a printing company, from 1990 to 1993. Mr. Russell has been an officer since 1995.

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

     Mr. Barron was elected Vice President and General Counsel of Unisys in 1991. In 1993, he was elected Senior Vice President and in 1994, he was also elected Secretary. Mr. Barron has been an officer since 1991.

     Mr. Blaine has been a Senior Vice President of Unisys and President of Unisys Pacific Asia Americas since 1996. He was a Vice President of Unisys and President of the Latin America and Caribbean Division from 1995 to 1996. From 1990 to 1995, Mr. Blaine was Vice President of Unisys and General Manager of the Latin America and Caribbean Group of the Pacific Asia Americas Division. Mr. Blaine has been an officer since 1988.

     Mr. Brust was elected Senior Vice President and Chief Financial Officer of Unisys in February 1997. Prior to that time he held the position of Vice President of Finance at G. E. Plastics, a unit of General Electric Company. He had been with General Electric Company since 1965. Mr. Brust has been an officer since 1997.

     Mr. Osman has been Senior Vice President, Strategic Development, since October 1997. From August 1996 to October 1997,he served as Senior Vice President, Information Technology and Strategic Development. He also served as President of Worldwide Sales and Marketing from July 1995 to January 1996 and as President of the Pacific Asia Americas Group from July 1995 to
July 1996. He was Vice President, Corporate Planning and Business Development, from 1992 to 1995 and Vice President, Commercial Marketing, from 1993 to 1994. Mr. Osman was an officer from 1986 to 1991 and was reelected in 1992.

     Ms. Haugen was elected Vice President and Controller of Unisys in 1996. Prior to that time, she held the position of audit partner at Ernst & Young LLP. She had been with Ernst & Young LLP since 1980. Ms. Haugen has been an officer since 1996.

     Mr. McGuirk was elected a Vice President of Unisys in 1996 and has been President, Federal Systems since 1992. Mr. McGuirk has been an officer since 1996.

     Mr. McHale has been Vice President, Investor Relations, since May 1997. From 1989 to May 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.

     Mr. Smith has been Vice President and Treasurer since June 1997. Prior to that time, he held the position of Treasurer of Rohm and Haas Company since 1980. He had been with Rohm and Haas Company since 1967. Mr. Smith has been an officer since 1997.


                                PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
         ----------------------------------------------------------------

     Unisys Common Stock (trading symbol "UIS") is listed for trading on the New York Stock Exchange and on exchanges in Amsterdam, Antwerp, Basel, Brussels, Geneva, Lausanne, London and Zurich. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading "Quarterly financial information" in the Unisys 1997 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 1997, there were 249.5 million shares outstanding and approximately 37,300 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990.

        On September 23, 1997, Unisys sold 84,881 shares of Unisys Common Stock to Lawrence A. Weinbach, the Chairman, President and Chief Executive Officer of Unisys, for an aggregate purchase price of $1 million. The sale was exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     A summary of selected financial data for Unisys is set forth under the heading "Seven-year summary of selected financial data" in the Unisys 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

     Management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 1997 and 1996 and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997, appearing in the Unisys 1997 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, appearing in the Unisys 1997 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 1997 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ---------------------------------------------------------------

     Not applicable.


                           PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     (a) Identification of Directors. Information concerning the directors of Unisys Corporation is set forth under the headings "Nominees for Election to the Board of Directors," "Members of the Board of Directors Continuing in Office -- Term Expiring in 1999" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 2000" in the Unisys Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Identification of Executive Officers. Information concerning executive officers of Unisys Corporation is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 10, of this report.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Information included in the Unisys Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is set forth under the heading "EXECUTIVE COMPENSATION" in the Unisys Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
-------------------------------------------------

     (a) FMR Corp., Edward C. Johnson 3d, Abigail P. Johnson and Fidelity Management & Research Company, 82 Devonshire Street, Boston, Massachusetts 02109, have jointly filed a Schedule 13G with the Securities and Exchange Commission dated February 14, 1998, reporting beneficial ownership of 29,585,516 shares (or 11.72%)of Unisys Common Stock. Of such shares, 3,406,141 represent shares issuable upon conversion of Unisys Corporation's convertible debt securities and preferred stock. Sole dispositive power has been reported for 29,585,516 shares. Sole voting power has been reported for 1,327,133 shares. To Unisys knowledge, as of March 1, 1998, no other person was the beneficial owner of more than 5% of the total outstanding shares of Unisys Common Stock.

     (b) Security Ownership of Management. Certain information furnished by members of management with respect to shares of Unisys equity securities beneficially owned as of March 1, 1998, by all directors individually, by certain named officers and by all directors and officers of Unisys as a group is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Information concerning certain relationships and transactions between Unisys and members of its management is set forth under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND ORGANIZATION COMMITTEE" in the Unisys Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

(a) The following documents are filed as part of this report:

1. Financial Statements from the Unisys 1997 Annual Report to Stockholders which are incorporated herein by reference:

                                                   ANNUAL REPORT
                                                     PAGE NO.
                                                   -------------
Consolidated Balance Sheet at
  December 31, 1997 and December 31, 1996.....................33

Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1997...........31

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1997...........35

Notes to Consolidated Financial Statements.................39-55

Report of Independent Auditors................................56

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

SCHEDULE                                            FORM 10-K
 NUMBER                                              PAGE NO.
--------                                            ---------

II     Valuation and Qualifying Accounts.................16

     The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 1997 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 17 through 20. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.21.

 (b) Reports on Form 8-K.

     During the quarter ended December 31, 1997, Unisys filed a Current Report on Form 8-K, dated October 7, 1997, to report under Items 5 and 7 of such Form.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNISYS CORPORATION

                                    /s/ Lawrence A. Weinbach
                                By: ----------------------------
                                        Lawrence A. Weinbach
                                        Chairman of the Board,
                                        President and Chief
                                        Executive Officer

                                    Date: March 20, 1998

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1998.

/s/Lawrence A. Weinbach               *James J. Duderstadt
-----------------------                --------------------
 Lawrence A. Weinbach                  James J. Duderstadt
 Chairman of the Board,                Director
 President and Chief Executive
 Officer (principal                   *Henry C. Duques
 executive officer) and               ---------------------
 Director                              Henry C. Duques
                                       Director

/s/Robert H. Brust                    *Gail D. Fosler
---------------------                  --------------------
 Robert H. Brust                       Gail D. Fosler
 Senior Vice President and             Director
 Chief Financial Officer
(principal financial officer)

/s/Janet Brutschea Haugen             *Melvin R. Goodes
------------------------               ---------------------
 Janet Brutschea Haugen                Melvin R. Goodes
 Vice President and                    Director
 Controller (principal
 accounting officer)

*J. P. Bolduc                         *Edwin A. Huston
---------------------                  ---------------------
 J. P. Bolduc                          Edwin A. Huston
 Director                              Director

*Kenneth A. Macke                     *Theodore E. Martin
---------------------                  ---------------------
 Kenneth A. Macke                      Theodore E. Martin
 Director                              Director

*Robert McClements, Jr.               *Alan E. Schwartz
---------------------                  ---------------------
 Robert McClements, Jr.                Alan E. Schwartz
 Director                              Director




                                      *By:/s/Lawrence A. Weinbach
                                          ---------------------------
                                             Lawrence A. Weinbach
                                             Attorney-in-Fact

                                  UNISYS CORPORATION
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                      (Millions)

                                     Additions
                        Balance at   Charged                         Balance
                        Beginning    to Costs                        at End
Description             of Period    and Expenses   Deductions (a)   of Period
------------------------------------------------------------------------------


Allowance for Doubtful Accounts
 (deducted from accounts and
  notes receivable):


Year Ended
  December 31, 1995       $ 74.5       $21.0          $(  8.8)         $ 86.7

Year Ended
  December 31, 1996       $ 86.7       $ 2.5          $(  5.3)         $ 83.9

Year Ended
  December 31, 1997       $ 83.9       $ 9.8          $ (24.2)         $ 69.5

(a) Write-off of bad debts less recoveries.

                          EXHIBIT INDEX

Exhibit
Number                     Description

-------                    -----------

 3.1 Amended and Restated Certificate of Incorporation of Unisys Corporation, incorporated by reference to Exhibit
            4.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

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

 4.3 Amendment No. 1, dated as of February 22, 1996, to Rights Agreement, dated as of March 7, 1986, between Unisys Corporation, a Delaware Corporation (then named Burroughs Corporation) and Harris Trust Company of
            New York, as Rights Agent, incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated February 22, 1996.

10.1        Deferred Compensation Plan for Executives of Unisys
            Corporation, as amended and restated effective
            May 22, 1997, incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

10.2        Deferred Compensation Plan for Directors of Unisys
            Corporation, as amended and restated effective
            May 22, 1997, incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

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

10.5 Employment Agreement, dated July 2, 1997 between the registrant and James A. Unruh, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

10.6 Employment Agreement, dated September 23, 1997, between the registrant and Lawrence A. Weinbach, incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

10.7 Unisys Corporation Director Stock Unit Plan, as amended and restated, effective May 22, 1997, incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

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

10.13 1990 Unisys Long-Term Incentive Plan, effective as of January 1, 1990, incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 20, 1990, for its 1990 Annual Meeting of Stockholders.

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

10.20 Unisys Corporation Elected Officer Pension Plan, as amended through May 22, 1997, incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

10.21       Unisys Corporation Supplemental Executive Retirement
            Income Plan, as amended through May 22, 1997, incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

12          Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Annual Report to Stockholders of the registrant for the year ended December 31, 1997.

18          Letter re Change in Accounting Principles.

21          Subsidiaries of Unisys Corporation.

23          Consent of Ernst & Young LLP, Independent Auditors.

24          Power of Attorney.

27          Financial Data Schedule.