Form 10-Q
period 1998-03-31
UNISYS CORP
filed 1998-05-15
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

     Number of shares of Common Stock outstanding as of March 31, 1998:
251,397,623.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (Millions)
                                           March 31,
                                             1998      December 31,
                                         (Unaudited)       1997
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $   654.7      $  803.0
Accounts and notes receivable, net            864.4         967.3
Inventories
   Finished equipment and supplies            272.5         289.7
   Work in process and raw materials          295.7         271.1
Deferred income taxes                         453.6         461.4
Other current assets                           95.8          94.0
                                          ---------      --------
Total                                       2,636.7       2,886.5
                                          ---------      --------

Properties                                  1,760.5       1,774.1
Less-Accumulated depreciation               1,198.4       1,192.9
                                          ---------      --------
Properties, net                               562.1         581.2
                                          ---------      --------
Investments at equity                         214.9         215.7
Software, net of accumulated amortization     259.5         259.0
Prepaid pension cost                          776.3         762.4
Deferred income taxes                         665.7         665.7
Other assets                                  208.7         220.8
                                          ---------      --------
Total                                     $ 5,323.9      $5,591.3
                                          =========      ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $    51.8      $   40.6
Current maturities of long-term debt           15.4         213.1
Accounts payable                              803.0         817.1
Other accrued liabilities                   1,200.7       1,307.2
Dividends payable                              26.6          26.6
Estimated income taxes                        195.2         172.8
                                          ---------      --------
Total                                       2,292.7       2,577.4
                                          ---------      --------
Long-term debt                              1,436.2       1,438.3
Other liabilities                             359.3         369.7

Stockholders' equity
Preferred stock                             1,420.1       1,420.1
Common stock, issued: 1998, 252.3;
   1997, 250.2                                  2.5           2.5
Accumulated deficit                        (1,700.7)     (1,736.8)
Other capital                               1,513.8       1,520.1
                                          ---------      --------
Stockholders' equity                        1,235.7       1,205.9
                                          ---------      --------
Total                                     $ 5,323.9      $5,591.3
                                          =========      ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)



                                              Three Months Ended March 31
                                              ---------------------------
                                                    1998          1997
                                                  --------      --------

Revenue                                           $1,649.7      $1,530.7
                                                  --------      --------
Costs and expenses
   Cost of revenue                                 1,090.5       1,015.0
   Selling, general and administrative               330.2         328.8
   Research and development                           72.9          80.3
                                                  --------      --------
                                                   1,493.6       1,424.1
                                                  --------      --------
Operating income                                     156.1         106.6

Interest expense                                      46.5          60.4
Other income (expense), net                          (11.6)        (15.6)
                                                  --------      --------
Income before income taxes                            98.0          30.6
Estimated income taxes                                35.3          11.3
                                                  --------      --------
Net income                                            62.7          19.3
Dividends on preferred shares                         26.7          30.1
                                                  --------      --------

Earnings (loss) on common shares                  $   36.0     $   (10.8)
                                                  ========     =========
Earnings (loss) per common share
   Basic                                          $    .14     $    (.06)
                                                  ========     =========
   Diluted                                        $    .14     $    (.06)
                                                  ========     =========


See notes to consolidated financial statements.


                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                 Three Months Ended
                                                       March 31
                                                 -------------------
                                                    1998       1997
                                                 --------   --------
Cash flows from operating activities
Net income                                      $  62.7     $    19.3
Add (deduct) items to reconcile net income
    to net cash provided by (used for)
    operating activities:
Depreciation                                       33.0          39.0
Amortization:
   Marketable software                             26.8          22.5
   Goodwill                                         1.6          11.6
Decrease in deferred income taxes, net              7.9
Decrease in receivables, net                      105.7          56.5
(Increase) in inventories                        (  7.4)       (  5.2)
(Decrease) in accounts payable and
   other accrued liabilities                     (126.8)       (259.9)
Increase (decrease) in estimated income taxes      22.4        ( 20.5)
Increase (decrease) in other liabilities             .4        ( 25.7)
(Increase) decrease in other assets              (  5.7)         12.8
Other                                               3.9          12.6
                                                -------      --------
Net cash provided by (used for) operating
  activities                                      124.5        (137.0)
                                                -------      --------
Cash flows from investing activities
   Proceeds from investments                      403.2         332.7
   Purchases of investments                      (399.4)       (323.3)
   Proceeds from sales of properties                              1.0
   Investment in marketable software             ( 27.3)       ( 25.6)
   Capital additions of properties               ( 30.0)       ( 37.3)
   Purchases of businesses                                     (  6.4)
                                                -------      --------
Net cash used for investing activities           ( 53.5)       ( 58.9)
                                                -------      --------
Cash flows from financing activities
   Redemption of redeemable preferred stock                    (100.0)
   Proceeds from issuance of debt                 195.2
   Principal payments of debt                    (401.0)
   Net proceeds from short-term borrowings         11.2            .8
   Dividends paid on preferred shares            ( 26.7)       ( 31.4)
   Other                                           16.9
                                                -------      --------
Net cash used for financing activities           (204.4)       (130.6)
                                                -------      --------
Effect of exchange rate changes on
   cash and cash equivalents                     ( 14.9)       ( 14.7)
                                                -------      --------
Net cash used for continuing operations          (148.3)       (341.2)
Net cash used for discontinued operations                      (  1.6)
                                                -------      --------
(Decrease) in cash and cash equivalents          (148.3)       (342.8)
Cash and cash equivalents, beginning of period    803.0       1,029.2
                                                -------      --------
Cash and cash equivalents, end of period        $ 654.7      $  686.4
                                                =======      ========

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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended
                              March 31,
                         ------------------
                           1998       1997
                         -------    -------
          Basic          248,586    173,000
          Diluted        262,833    173,000

b. Comprehensive income for the three months ended March 31, 1998 and 1997, includes the following components (in millions):

                                                     1998      1997
                                                     ----      ----
     Net income                                   $  62.7   $  19.3

     Other comprehensive income (loss)
       Foreign currency translation adjustment     ( 29.3)   ( 25.6)
       Related tax expense (benefit)               (   .5)      6.4
                                                  -------   -------
     Total other comprehensive income (loss)       ( 28.8)   ( 32.0)
                                                  -------   -------
     Comprehensive income (loss)                  $  33.9   $( 12.7)
                                                  =======   =======

     Accumulated other comprehensive income (loss), (all of which relates to foreign currency translation adjustments) as of March 31, 1998 and December 31, 1997 is as follows (in millions):

                                               March 31,  December 31,
                                                 1998          1997
                                              ---------   -----------
     Balance at beginning of period           $(448.1)      $(390.1)
     Translation adjustments                   ( 28.8)       ( 58.0)
                                              -------       -------
     Balance at end of period                 $(476.9)      $(448.1)
                                              =======       =======

c. Certain prior year balance sheet amounts have been reclassified to conform to the 1998 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

For the three months ended March 31, 1998, the Company reported net income of $62.7 million compared to $19.3 million for the three months ended March 31, 1997. After payment of preferred dividends, the Company earned $.14 per common share on a diluted basis compared to a loss of $.06 a year ago.

Total revenue for the quarter ended March 31, 1998 was $1.65 billion, up 8% from revenue of $1.53 billion for the quarter ended March 31, 1997. Excluding the negative impact of foreign currency fluctuations, revenue in the current quarter rose 11%. Total gross profit percent was 33.9% in the first quarter of 1998 compared to 33.7% in the year-ago period.

For the three months ended March 31, 1998, selling, general and administrative expenses were $330.2 million compared to $328.8 million for the three months ended March 31, 1997. Research and development expenses were $72.9 million compared to $80.3 million a year earlier. The decline was largely due to the Company's cost reduction actions.

For the first quarter of 1998, the Company reported an operating income percent of 9.5% compared to 7.0% for the first quarter of 1997.

Information by business unit is presented below (in millions):

                                                        Global
                                  Elimi-    Information Customer   Computer
                       Total      nations   Services    Services   Systems
                     --------     -------   ----------- --------   --------
Three Months Ended
March 31, 1998
------------------
Customer revenue     $1,649.7               $509.8      $523.6     $616.3
Intercompany                      $(129.7)     1.0        18.4      110.3
                     --------     -------   ------      ------     ------
Total revenue        $1,649.7     $(129.7)  $510.8      $542.0     $726.6
                     ========     =======   ======      ======     ======

Gross profit percent     33.9%                24.1%       23.8%      44.4%
                     ========               ======      ======     ======
Operating income
     percent              9.5%                 1.4%        6.8%      17.9%
                     ========               ======      ======     ======

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
                     ========               ======      ======     ======


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

Customer revenue in the quarter from Information Services was $509.8 million, up 19% from $430.2 million in 1997 as a result of growth in both systems integration and outsourcing. The gross profit percent was 24.1% in the current quarter compared to 14.2% in the year-ago period. This increase reflects the increased focus on quality and discipline in proposals and service delivery, continued benefits from completing problem contracts, and the continued focus on higher-growth, higher-margin solution programs. In addition the prior year quarter included an approximately $25 million charge for operational issues associated with a few large, multi-year contracts. Information Services operating income percent (operating income as a percent of total revenue) was 1.4% for the first quarter of 1998 compared to a negative 11.4% for the first quarter of 1997.

In Global Customer Services, customer revenue for the three months ended March 31, 1998 was $523.6 million, up 9% from $478.5 million for the three months ended March 31, 1997. The increase was due to growth in distributed computing support services revenue which more than offset a continuing decline in core maintenance revenue. The gross profit percent for Global Customer Services was 23.8% compared to 30.0% in the year-ago quarter. Approximately one-half of the revenue growth and one-half of the gross profit decline was due to the continuing rollout of a large Federal government networking project. In addition to the margin impact from the Federal government networking contract, margins in this business continue to be impacted by the commoditization of hardware components within network integration projects and the ongoing shift from proprietary maintenance toward distributed computing support services. The operating income percent for the first quarter of 1998 was 6.8% compared to 10.1% last year.

Computer Systems customer revenue for the first quarter of 1998 was $616.3 million, down slightly from $622.0 million in the first quarter of 1997. In the quarter, an increase in ClearPath revenue was offset by a decline, as expected, in personal computer revenue. This reflects the Company's decision to discontinue the manufacturing and assembly of PCs and low-end servers to focus its technology resources on mid-range and enterprise-class servers. The Company has reached an agreement in principle with Hewlett-Packard Company to supply notebooks, personal computers, and entry-level Intel-based servers as part of a complete technology solution for its customers. Computer Systems gross profit percent was 44.4% compared to 43.8% last year. The operating income percent for the first quarter of 1998 was 17.9% compared to 16.1% last year.

Interest expense for the three months ended March 31, 1998 was $46.5 million compared to $60.4 million for the three months ended March 31, 1997. The decline was principally due to the Company's debt reduction program.

Other income (expense), net, which can vary from quarter to quarter, was an expense of $11.6 million in the current quarter compared to an expense of $15.6 million in the year-ago quarter. The change was mainly due to lower goodwill amortization due to the December 1997 write-off of goodwill related to the Sperry/Burroughs merger offset by a charge in the current quarter for the early retirement of debt.

Income before income taxes was $98.0 million in the first quarter of 1998 compared to $30.6 million last year. The provision for income taxes was $35.3 million in the current period compared to $11.3 million in the year-ago period.

Effective January 1, 1998, the Company changed the functional currency of its Brazilian operations from the U.S. dollar to the Brazilian local currency because the Brazilian economy is no longer considered highly inflationary. This change did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition".

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).

This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Adoption of SOP 97-2 did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition
-------------------

Cash and cash equivalents at March 31, 1998 were $654.7 million compared to $803.0 million at December 31, 1997. During the three months ended March 31, 1998 cash provided by operations was $124.5 million compared to a year-ago cash usage of $137.0 million. The increase in cash provided of $261.5 million was due in large part to improved working capital management, including improvements in inventory turns and accounts receivable days outstanding.

Cash used for investing activities during the first quarter of 1998 was $53.5 million compared to $58.9 million during the first quarter of 1997.

Cash used for financing activities during the quarter was $204.4 million compared to $130.6 million in the year-ago period. Included in the current period were proceeds of $195.2 million from issuance of debt, offset by principal payments of debt of $401.0 million. Last year's usage included $100.0 million for the redemption of Series C Cumulative Convertible Preferred Stock.

At March 31, 1998, total debt was $1.5 billion, a decline of $188.6 million from December 31, 1997. On January 30, 1998, the Company issued $200 million of 7 7/8% senior notes due 2008. The net proceeds from the sale of the notes were used to call $200 million principal amount of the 10 5/8% senior notes due 1999. On February 5, 1998, the Company redeemed all $197.5 million of its 9 1/2% senior notes due on July 15, 1998.

The Company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

The Company has a $200 million revolving credit facility that expires in June 1999. The facility includes certain financial tests that must be met as conditions to a borrowing and provides that no amounts may be outstanding under the facility for a minimum of 20 consecutive days in each quarter. The facility may not be used to refinance other debt. The amount the Company may borrow at any given time is dependent upon the amount of certain of its accounts receivable and inventory. As of March 31, 1998, there were no borrowings outstanding under the facility and the entire $200 million was available for borrowings.

At March 31, 1998, the Company had deferred tax assets in excess of deferred tax liabilities of $1,419 million. For the reasons cited below, management determined that it is more likely than not that $1,026 million of such assets will be realized, therefore resulting in a valuation allowance of $393 million.

The Company evaluates quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income, which is adjusted by applying probability factors and available tax planning strategies that could be implemented to realize deferred tax assets. The combination of these factors is expected to be sufficient to realize the $1,026 million of net deferred tax assets. Approximately $3.0 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


Stockholders' equity increased $29.8 million during the three months ended March 31, 1998, principally reflecting net income of $62.7 million and proceeds from the issuance of stock related to stock option and employee plans of $24.9 million, offset in part by preferred stock dividends declared of $26.6 million and translation adjustments of $28.8 million.

Factors That May Affect Future Results
--------------------------------------

From time to time, the Company provides information containing "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on assumptions and are subject to risks, uncertainties, and other factors that could cause the Company's actual results to differ materially from expectations. In addition to changes in general economic and business conditions and natural disasters, these include, but are not limited to, the factors discussed below.

The Company operates in an industry characterized by aggressive competition, rapid technological change, evolving technology standards, and short product life cycles. Future operating results will depend on the Company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; on its ability to mitigate the effects of competitive pressures and volatility in the information technology and services industry on revenues, pricing, and margins; on its ability to effectively manage the shift of its business mix away from traditional high-margin product and services offerings; and on its ability to successfully attract and retain highly skilled people.

Certain of the Company's systems integration contracts are fixed-price contracts under which the Company assumes the risk for the delivery of the contracted services at an agreed-upon price. Future results will depend on the Company's ability to profitably perform these services contracts and bid and obtain new contracts.

Approximately 60% of the Company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

Many computer systems will experience problems handling dates beyond the year 1999 and therefore need to be modified prior to the year 2000 in order to remain functional. The Company has been taking actions to ensure both the internal readiness of its computer systems and the compliance of computer products and software sold by it to customers for handling dates beginning in the year 2000. The Company does not believe that the cost of these actions will have a material adverse effect on the Company's results of operations or financial condition. However, future results may be adversely affected by a delay in, or increased costs associated with, the implementation of these actions, or by the Company's inability to implement them.

In the course of providing complex, integrated solutions to customers, the Company frequently forms alliances with third parties that have complementary products, services, or skills. Future results will depend in part on the performance and capabilities of these third parties, including their ability to deal effectively with the year 2000 issue. Future results will also depend upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial condition of and the Company's relationship with distributors and other indirect channel partners.

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings

The Company is involved in two lawsuits with Ceska Sporitelna, a.s., a savings bank in the Czech Republic (the "Bank"). The disputes relate to contracts entered into in 1992 and 1994 between the Bank and certain of the Company's foreign subsidiaries to design and implement a computer system, including hardware and custom software, for the Bank's headquarters and branch offices throughout the Czech Republic. In the first action, the Company is a defendant in Ceska Sporitelna, a.s. v. Unisys Corporation, filed in the United States District Court for the Eastern District of Pennsylvania in
June, 1996. The Bank alleges that Unisys made a series of fraudulent misrepresentations in connection with these contracts. The Bank seeks to recover more than $100 million, together with punitive damages. The Company believes it has meritorious defenses to these allegations and intends to defend them vigorously. The Company has filed a counterclaim in this action alleging fraud, negligent misrepresentation, intentional interference with prospective business relations and breach of contract by the Bank, and the Company seeks to recover more than $100 million, together with punitive damages. Trial is currently scheduled for August, 1998. In the second action, the Company's subsidiary, Unisys International Services B.V., is the plaintiff in an arbitration captioned Unisys International
Services B.V. v. Ceska Sporitelna, a.s., filed in March, 1998, in Vienna, Austria. Unisys International seeks to recover, among other amounts, approximately $21.1 million from the Bank for hardware, software and services delivered to and used by the Bank.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended March 31, 1998, the Company filed two Current Reports on Form 8-K, dated January 15, 1998 and January 27, 1998, respectively, to report under Items 5 and 7 of such Form.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISYS CORPORATION

Date:  May 14, 1998                      By: /s/ Robert H. Brust
       ---------------                       ----------------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                         By: /s/Janet M. Brutschea Haugen
                                             ----------------------------
                                             Janet M. Brutschea Haugen
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

11 Statement of Computation of Earnings Per Share for the three months ended March 31, 1998 and 1997

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule