Form 10-Q
period 1998-06-30
UNISYS CORP
filed 1998-07-24
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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

     Number of shares of Common Stock outstanding as of June 30, 1998:
254,321,522.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (Millions)
                                           June 30,
                                             1998      December 31,
                                         (Unaudited)       1997
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  711.7       $  803.0
Accounts and notes receivable, net           921.6          967.3
Inventories
   Finished equipment and supplies           286.5          289.7
   Work in process and raw materials         266.7          271.1
Deferred income taxes                        464.3          461.4
Other current assets                         106.7           94.0
                                          ---------      --------
Total                                      2,757.5        2,886.5
                                          ---------      --------

Properties                                 1,759.8        1,774.1
Less-Accumulated depreciation              1,200.5        1,192.9
                                          ---------      --------
Properties, net                              559.3          581.2
                                          ---------      --------
Investments at equity                        198.8          215.7
Software, net of accumulated amortization    264.8          259.0
Prepaid pension cost                         791.9          762.4
Deferred income taxes                        665.7          665.7
Other assets                                 199.0          220.8
                                          ---------      --------
Total                                     $5,437.0       $5,591.3
                                          =========      ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   64.0       $   40.6
Current maturities of long-term debt          14.8          213.1
Accounts payable                             822.7          817.1
Other accrued liabilities                  1,194.5        1,307.2
Dividends payable                             26.6           26.6
Estimated income taxes                       208.4          172.8
                                          ---------      --------
Total                                      2,331.0        2,577.4
                                          ---------      --------
Long-term debt                             1,431.4        1,438.3
Other liabilities                            350.6          369.7

Stockholders' equity
Preferred stock                            1,420.1        1,420.1
Common stock, issued: 1998, 255.5
   1997, 250.2                                 2.6            2.5
Accumulated deficit                       (1,637.3)      (1,736.8)
Other capital                              1,538.6        1,520.1
                                          ---------      --------
Stockholders' equity                       1,324.0        1,205.9
                                          ---------      --------
Total                                     $5,437.0       $5,591.3
                                          =========      ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)

                                      Three Months           Six Months
                                     Ended June 30         Ended June 30
                                  -------------------   -------------------
                                    1998       1997       1998       1997
                                  --------   --------   --------   --------
Revenue                           $1,728.5   $1,585.3   $3,378.2   $3,116.0
                                  --------   --------   --------   --------
Costs and expenses
   Cost of revenue                 1,145.6    1,046.9    2,236.1    2,061.9
   Selling, general and
      administrative                 328.6      341.8      658.8      670.6
   Research and development           70.0       67.4      142.9      147.7
                                  --------   --------   --------   --------
                                   1,544.2    1,456.1    3,037.8    2,880.2
                                  --------   --------   --------   --------
Operating income                     184.3      129.2      340.4      235.8

Interest expense                      42.6       59.5       89.1      119.9
Other income (expense), net            (.9)      (3.2)     (12.5)     (18.8)
                                  --------   --------   --------   --------
Income before income taxes           140.8       66.5      238.8       97.1
Estimated income taxes                50.7       24.6       86.0       35.9
                                  --------   --------   --------   --------
Net income                            90.1       41.9      152.8       61.2
Dividends on preferred shares         26.6       27.8       53.3       57.9
                                  --------   --------   --------   --------

Earnings on common shares         $   63.5   $   14.1   $   99.5  $     3.3
                                  ========   ========   ========  =========
Earnings per common share
   Basic                          $    .25   $    .08   $    .40  $     .02
                                  ========   ========   ========  =========
   Diluted                        $    .24   $    .08   $    .38  $     .02
                                  ========   ========   ========  =========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                   Six Months Ended
                                                       June 30
                                                 -------------------
                                                    1998       1997
                                                 --------   --------
Cash flows from operating activities
Net income                                      $ 152.8     $    61.2
Add (deduct) items to reconcile net income
    to net cash provided by (used for)
    operating activities:
Depreciation                                       70.2          80.2
Amortization:
   Marketable software                             52.8          43.9
   Goodwill                                         3.4          23.2
(Increase) in deferred income taxes, net           (2.8)
Decrease in receivables, net                       36.9          32.5
Decrease in inventories                             7.6          35.9
(Decrease) in accounts payable and
   other accrued liabilities                     (126.2)       (414.3)
Increase (decrease)in estimated income taxes       35.6        (  9.2)
Increase (decrease)in other liabilities             1.2        ( 52.4)
(Increase) decrease in other assets               (13.6)         14.6
Other                                               8.7           8.1
                                                -------      --------
Net cash provided by (used for) operating
  activities                                      226.6        (176.3)
                                                -------      --------
Cash flows from investing activities
   Proceeds from investments                      913.8         754.4
   Purchases of investments                      (906.7)       (734.7)
   Proceeds from sales of properties                              3.2
   Investment in marketable software              (58.5)       ( 59.1)
   Capital additions of properties                (63.3)       ( 90.5)
   Purchases of businesses                                     ( 13.7)
                                                -------      --------
Net cash used for investing activities           (114.7)       (140.4)
                                                -------      --------
Cash flows from financing activities
   Redemption of redeemable preferred stock                    (150.0)
   Proceeds from issuance of debt                 195.2
   Principal payments of debt                    (408.2)
   Net proceeds from (reduction in)
     short-term borrowings                         23.4        (  4.3)
   Dividends paid on preferred shares             (53.3)       ( 59.8)
   Proceeds from employee stock plans              52.6            .1
                                                -------      --------
Net cash used for financing activities           (190.3)       (214.0)
                                                -------      --------
Effect of exchange rate changes on
   cash and cash equivalents                      (12.9)       ( 18.4)
                                                -------      --------
Net cash used for continuing operations           (91.3)       (549.1)
Net cash used for discontinued operations                      (  8.1)
                                                -------      --------
(Decrease) in cash and cash equivalents           (91.3)       (557.2)
Cash and cash equivalents, beginning of period    803.0       1,029.2
                                                -------      --------
Cash and cash equivalents, end of period        $ 711.7      $  472.0
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended      Six Months Ended
                               June 30,              June 30,
                         ------------------      ----------------
                           1998       1997         1998     1997
                         -------    -------      -------   ------
          Basic          251,134    173,230      249,704   173,115
          Diluted        266,473    175,078      264,497   174,724

b. Comprehensive income for the three and six months ended June 30, 1998 and 1997, includes the following components (in millions):

                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                             ------------------    ----------------
                                1998       1997      1998      1997
                                ----       ----      ----      ----

     Net income               $  90.1    $ 41.9    $152.8    $ 61.2

     Other comprehensive
      income (loss)
       Foreign currency
        translation adjustment ( 25.4)   ( 37.0)   ( 54.7)   ( 62.6)
       Related tax expense
        (benefit)              (  1.7)      2.6     ( 2.2)      9.0
                              -------   -------   -------   -------
     Total other comprehensive
      income (loss)            ( 23.7)   ( 39.6)   ( 52.5)   ( 71.6)
                              -------   -------   -------   -------
     Comprehensive income
      (loss)                  $  66.4   $   2.3   $ 100.3   $( 10.4)
                              ========  =======   ========  =======

     Accumulated other comprehensive income (loss), (all of which relates to foreign currency translation adjustments) as of June 30, 1998 and December 31, 1997 is as follows (in millions):

                                        Six Months Ended      Year Ended
                                            June 30,          December 31,
                                              1998               1997
                                        ----------------      ------------
     Balance at beginning of period         $(448.1)            $(390.1)
     Translation adjustments                 ( 52.5)             ( 58.0)
                                            -------             -------
     Balance at end of period               $(500.6)            $(448.1)
                                            =======             =======

c. Certain prior year balance sheet amounts have been reclassified to conform to the 1998 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

For the three months ended June 30, 1998, the Company reported net income of $90.1 million, or $.24 per common share on a diluted basis, compared to $41.9 million, or $.08 per common share on a diluted basis, for the three months ended June 30, 1997.

Total revenue for the quarter ended June 30, 1998 was $1.73 billion, up 9% from revenue of $1.59 billion for the quarter ended June 30, 1997. Excluding the negative impact of foreign currency fluctuations, revenue in the current quarter rose 12%. Total gross profit percent was 33.7% in the second quarter of 1998 compared to 34.0% in the year-ago period.

For the three months ended June 30, 1998, selling, general and administrative expenses were $328.6 million compared to $341.8 million for the three months ended June 30, 1997. The decline was largely due to the Company's cost reduction programs. Research and development expenses were $70.0 million compared to $67.4 million a year earlier.

For the second quarter of 1998, the Company reported an operating income percent of 10.7% compared to 8.1% for the second quarter of 1997.




Information by business unit is presented below (in millions):

                                                        Global
                                  Elimi-    Information Customer   Computer
                       Total      nations   Services    Services   Systems
                     --------     -------   ----------- --------   --------
Three Months Ended
June 30, 1998
------------------
Customer revenue     $1,728.5               $623.5      $582.5     $522.5
Intercompany                      $(132.0)     4.4        20.5      107.1
                     --------     -------   ------      ------     ------
Total revenue        $1,728.5     $(132.0)  $627.9      $603.0     $629.6
                     ========     =======   ======      ======     ======

Gross profit percent     33.7%                23.9%       24.8%      45.4%
                     ========               ======      ======     ======
Operating income
     percent             10.7%                 3.9%       10.3%      17.0%
                     ========               ======      ======     ======

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
                     ========               ======      ======     ======

Customer revenue in the quarter from Information Services was $623.5 million, up 29% from $484.1 million in 1997 principally as a result of growth in systems integration. The gross profit percent was 23.9% in the current quarter compared to 21.3% in the year-ago period. This increase reflects improved quality and discipline in proposals and service delivery, continued benefits from completing problem contracts, and the continued focus on higher-growth, higher-margin solution programs. Information Services operating income percent (operating income as a percent of total revenue) was 3.9% for the second quarter of 1998 compared to a negative 3.7% for the second quarter of 1997.

In Global Customer Services, customer revenue for the three months ended June 30, 1998 was $582.5 million, up 7% from $542.2 million for the three months ended June 30, 1997. The increase was due to growth in distributed computing support services revenue, which more than offset a continuing decline in core maintenance revenue. The gross profit percent for Global Customer Services was 24.8% compared to 28.9% in the year-ago quarter. Margins in this business continue to be impacted by the commoditization of hardware components within network integration projects and the ongoing shift from higher margin proprietary maintenance toward lower margin distributed computing support services. The operating income percent for the second quarter of 1998 was 10.3% compared to 11.2% last year.

Computer Systems customer revenue for the second quarter of 1998 was $522.5 million, down 7% from $559.0 million in the second quarter of 1997. In the quarter, an increase in ClearPath revenue and software revenue was offset by a decline, as expected, in personal computer revenue. This reflects the Company's previously announced decision to focus its technology resources on enterprise-class servers and outsource the supply of notebooks, PCs, and entry-level servers. Computer Systems gross profit percent was 45.4% compared to 43.3% last year. The operating income percent for the second quarter of 1998 was 17.0% compared to 13.5% last year.

Interest expense for the three months ended June 30, 1998 was $42.6 million compared to $59.5 million for the three months ended June 30, 1997. The decline was principally due to the Company's debt reduction program.

Other income (expense), net, which can vary from quarter to quarter, was an expense of $.9 million in the current quarter compared to an expense of $3.2 million in the year-ago quarter. The change was mainly due to lower goodwill amortization due to the December 1997 write-off of goodwill related to the Sperry/Burroughs merger.

Income before income taxes was $140.8 million, or 8.1% of revenue, in the second quarter of 1998 compared to $66.5 million, or 4.2% of revenue, last year. The provision for income taxes was $50.7 million in the current period compared to $24.6 million in the year-ago period.

For the six months ended June 30, 1998, net income was $152.8 million, or $.38 per diluted common share, compared to net income of $61.2 million, or $.02 per diluted common share, last year. Revenue was $3.38 billion compared to $3.12 billion for the first six months of 1997.

Effective January 1, 1998, the Company changed the functional currency of its Brazilian operations from the U.S. dollar to the Brazilian local currency because the Brazilian economy is no longer considered highly inflationary. This change did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Adoption of SOP 97-2 and 98-1 did not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No.
133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the Company's financial statements.

Financial Condition
-------------------

Cash and cash equivalents at June 30, 1998 were $711.7 million compared to $803.0 million at December 31, 1997. During the six months ended June 30, 1998 cash provided by operations was $226.6 million compared to a year-ago cash usage of $176.3 million. The increase in cash provided of $402.9 million was due in large part to higher net income and improved working capital management, including improvements in inventory turns and accounts receivable days outstanding.

Cash used for investing activities during the first half of 1998 was $114.7 million compared to $140.4 million during the first half of 1997.

Cash used for financing activities during the six months ended June 30, 1998 was $190.3 million compared to $214.0 million in the year-ago period. Included in the current period were proceeds of $195.2 million from issuance of debt, offset by principal payments of debt of $408.2 million. Last year's usage included $150.0 million for the redemption of Series C Cumulative Convertible Preferred Stock.

On January 30, 1998, the Company issued $200 million of 7 7/8% senior notes due 2008. The net proceeds from the sale of the notes were used to call $200 million principal amount of the 10 5/8% senior notes due 1999. On February 5, 1998, the Company redeemed all $197.5 million of its 9 1/2% senior notes due on July 15, 1998.

At June 30, 1998, total debt was $1.5 billion, a decline of $181.8 million from December 31, 1997.

On July 16, 1998, the Company announced its plan to redeem at par in early October the remaining $130 million outstanding of its 10 5/8% notes, one year ahead of the due date in October 1999. Notice of this redemption is expected to be given in early August. On September 15, 1998, the Company will make a $30 million sinking fund payment, which includes a $20 million optional prepayment, on its 9 3/4% sinking fund debentures due 2016.

The Company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

The Company has on file with the Securities and Exchange Commission an effective registration statement covering $700 million of debt or equity securities, which enables the Company to be prepared for future market opportunities.

In June 1998, the Company entered into a $400 million, three-year credit agreement. The new facility replaced the Company's more restrictive $200 million credit agreement established in June 1997. As of June 30, 1998, there were no borrowings outstanding under the agreement.

In May 1998, Moody's Investor Service raised its credit rating on the Company's senior long-term debt to Ba3 from B1. In June 1998, Standard & Poor's Corporation raised its credit rating on the Company's senior long-term debt to BB- from B+. The credit rating on the Company's senior long-term debt by Duff & Phelps Credit Rating Co. is BB.

At June 30, 1998, the Company had deferred tax assets in excess of deferred tax liabilities of $1,425 million. For the reasons cited below, management determined that it is more likely than not that $1,038 million of such assets will be realized, therefore resulting in a valuation allowance of $387 million.

The Company evaluates quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income, which is adjusted by applying probability factors and available tax planning strategies that could be implemented to realize deferred tax assets. The combination of these factors is expected to be sufficient to realize the $1,038 million of net deferred tax assets. Approximately $3.0 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors That May Affect Future Results" below.

Stockholders' equity increased $118.1 million during the six months ended June 30, 1998, principally reflecting net income of $152.8 million and proceeds from the issuance of stock related to stock option and employee plans of $52.6 million, offset in part by preferred stock dividends declared of $53.2 million and translation adjustments of $52.4 million.

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

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------
As previously reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, the Company is involved in two lawsuits with Ceska Sporitelna, a savings bank in the Czech Republic (the "Bank"). The disputes relate to contracts entered into in 1992 and 1994 between the Bank and certain of the Company's foreign subsidiaries to design and implement a computer system, including hardware and custom software, for the Bank's headquarters and branch offices throughout the Czech Republic. In the first action, the Company is a defendant in Ceska Sporitelna, a.s. v. Unisys Corporation, filed in the United States District Court for the Eastern
District of Pennsylvania in June, 1996. The Bank alleges that Unisys made a series of fraudulent misrepresentations in connection with these contracts.
The Bank seeks to recover more than $100 million, together with punitive damages. The Company believes it has meritorious defenses to these allegations and intends to defend them vigorously. The Company has filed a counterclaim in this action alleging fraud, negligent misrepresentation, intentional interference with prospective business relations and breach of contract by the Bank, and the Company seeks to recover more than $100 million, together with punitive damages. Trial is currently scheduled for January, 1999. In the second action, the Company's subsidiary, Unisys International Services B.V., is the plaintiff in an arbitration captioned Unisys International Services
B.V. v. Ceska Sporitelna, filed in March, 1998, in Vienna, Austria. Unisys International seeks to recover, among other amounts, approximately $21.1 million from the Bank for hardware, software and services delivered to and used by the Bank.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The Company's 1998 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 23, 1998 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

      1.  Election of Directors as follows:

          Henry C. Duques - 215,064,018 votes for; 4,432,813 votes withheld

          Theodore E. Martin - 215,854,714 votes for; 3,642,117 votes withheld

          Lawrence A. Weinbach - 216,201,044 votes for; 3,295,787 votes withheld

      2. A proposal to ratify the selection of the Company's independent auditors - 217,841,954 votes for; 994,923 votes against; 659,954 abstentions

      3. A proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock -
          206,649,039 votes for; 11,582,404 votes against; 1,265,388 abstentions

      4. A stockholder proposal to act by written consent/call special meetings - 106,459,220 votes for; 53,627,528 votes against; 5,302,346 abstentions; 53,783,033 broker non-votes

Item 5.   Other Information
-------   -----------------

As set forth in the Company's Proxy Statement for the 1998 Annual Meeting, stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company's proxy materials for the 1999 Annual Meeting of Stockholders must be received by the Company no later than November 12, 1998.

Any stockholder who intends to present a proposal at the 1999 Annual Meeting and has not sought inclusion of the proposal in the Company's proxy materials pursuant to Rule 14a-8, must provide the Company with notice of such proposal no later than January 25, 1999.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended June 30, 1998, the Company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISYS CORPORATION

Date:  July 24, 1998                      By: /s/ Robert H. Brust
                                             ----------------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                         By: /s/Janet M. Brutschea Haugen
                                             ----------------------------
                                             Janet M. Brutschea Haugen
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

11.1 Statement of Computation of Earnings Per Share for the six months ended June 30, 1998 and 1997

11.2 Statement of Computation of Earnings Per Share for the three months ended June 30, 1998 and 1997

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule