Form 10-Q
period 1998-09-30
UNISYS CORP
filed 1998-11-13
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

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

     Number of shares of Common Stock outstanding as of September 30, 1998:
255,204,678.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                (Millions)
                                        September 30,
                                             1998      December 31,
                                         (Unaudited)       1997
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $   781.1      $  803.0
Accounts and notes receivable, net            942.3         967.3
Inventories
   Finished equipment and supplies            286.3         289.7
   Work in process and raw materials          253.9         271.1
Deferred income taxes                         460.8         461.4
Other current assets                           97.6          94.0
                                          ---------      --------
Total                                       2,822.0       2,886.5
                                          ---------      --------

Properties                                  1,730.5       1,774.1
Less-Accumulated depreciation               1,163.9       1,192.9
                                          ---------      --------
Properties, net                               566.6         581.2
                                          ---------      --------
Investments at equity                         197.4         215.7
Software, net of accumulated amortization     252.8         259.0
Prepaid pension cost                          808.6         762.4
Deferred income taxes                         665.7         665.7
Other assets                                  189.1         220.8
                                          ---------      --------
Total                                     $ 5,502.2      $5,591.3
                                          =========      ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $    44.8      $   40.6
Current maturities of long-term debt          145.0         213.1
Accounts payable                              850.9         817.1
Other accrued liabilities                   1,191.2       1,307.2
Dividends payable                              26.6          26.6
Estimated income taxes                        244.8         172.8
                                          ---------      --------
Total                                       2,503.3       2,577.4
                                          ---------      --------
Long-term debt                              1,270.5       1,438.3
Other liabilities                             355.3         369.7

Stockholders' equity
Preferred stock                             1,420.0       1,420.1
Common stock, issued: 1998,256.5
   1997, 250.2                                  2.6           2.5
Accumulated deficit                        (1,568.3)     (1,736.8)
Other capital                               1,518.8       1,520.1
                                          ---------      --------
Stockholders' equity                        1,373.1       1,205.9
                                          ---------      --------
Total                                     $ 5,502.2      $5,591.3
                                          =========      ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                      Three Months          Nine Months
                                  Ended September 30    Ended September 30
                                  -------------------   -------------------
                                    1998       1997       1998       1997
                                  --------   --------   --------   --------
Revenue                           $1,781.4   $1,621.4   $5,159.6   $4,737.4
                                  --------   --------   --------   --------
Costs and expenses
   Cost of revenue                 1,181.2    1,046.4    3,417.3    3,108.3
   Selling, general and
      administrative                 326.5      340.0      985.3    1,010.6
   Research and development           73.9       74.5      216.8      222.2
                                  --------   --------   --------   --------
                                   1,581.6    1,460.9    4,619.4    4,341.1
                                  --------   --------   --------   --------
Operating income                     199.8      160.5      540.2      396.3

Interest expense                      42.7       59.5      131.8      179.4
Other income (expense), net           (7.7)     (20.2)     (20.2)     (39.0)
                                  --------   --------   --------   --------
Income before income taxes           149.4       80.8      388.2      177.9
Estimated income taxes                53.8       29.9      139.8       65.8
                                  --------   --------   --------   --------
Net income                            95.6       50.9      248.4      112.1
Dividends on preferred shares         26.6       26.6       79.9       84.5
                                  --------   --------   --------   --------

Earnings on common shares         $   69.0   $   24.3   $  168.5  $    27.6
                                  ========   ========   ========  =========
Earnings per common share
   Basic                          $    .27   $    .14   $    .67  $     .16
                                  ========   ========   ========  =========
   Diluted                        $    .26   $    .13   $    .64  $     .16
                                  ========   ========   ========  =========


See notes to consolidated financial statements.



                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                  Nine Months Ended
                                                     September 30
                                                 -------------------
                                                    1998       1997
                                                 --------   --------
Cash flows from operating activities
Net income                                      $   248.4   $   112.1
Add (deduct) items to reconcile net income
    to net cash provided by (used for)
    operating activities:
Depreciation                                        105.9       116.8
Amortization:
   Marketable software                               84.7        67.1
   Goodwill                                           7.2        35.9
Decrease in deferred income taxes, net                 .6
Decrease in receivables, net                         16.6       142.6
Decrease in inventories                              20.5        44.1
(Decrease) in accounts payable and
   other accrued liabilities                       (106.9)     (545.3)
Increase (decrease)in estimated income taxes         72.0      (  2.9)
Increase (decrease)in other liabilities              15.7      ( 63.3)
(Increase) decrease in other assets                 (16.3)       78.6
Other                                                (8.9)        4.1
                                                  -------     -------
Net cash provided by (used for) operating
  activities                                        439.5      ( 10.2)
                                                  -------     -------
Cash flows from investing activities
   Proceeds from investments                      1,448.3     1,241.2
   Purchases of investments                      (1,444.8)   (1,206.2)
   Proceeds from marketable securities                            4.8
   Proceeds from sales of properties                  1.1         5.1
   Investment in marketable software                (78.5)     ( 89.3)
   Capital additions of properties                 (111.3)     (136.0)
   Purchases of businesses                                     ( 21.5)
                                                  -------     -------
Net cash used for investing activities             (185.2)     (201.9)
                                                  -------    --------
Cash flows from financing activities
   Redemption of redeemable preferred stock                    (150.0)
   Proceeds from issuance of debt                   195.2
   Principal payments of debt                      (438.8)
   Net proceeds from short-term borrowings            4.2         7.1
   Dividends paid on preferred shares               (79.9)     ( 86.4)
   Proceeds from employee stock plans                61.2         2.7
                                                  -------    --------
Net cash used for financing activities             (258.1)     (226.6)
                                                  -------    --------
Effect of exchange rate changes on
   cash and cash equivalents                        (18.1)     ( 24.5)
                                                  -------    --------
Net cash used for continuing operations             (21.9)     (463.2)
Net cash used for discontinued operations                      ( 11.7)
                                                  -------    --------
(Decrease) in cash and cash equivalents             (21.9)     (474.9)
Cash and cash equivalents, beginning of period      803.0     1,029.2
                                                 --------    --------
Cash and cash equivalents, end of period         $  781.1    $  554.3
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended      Nine Months Ended
                           September 30,           September 30,
                         ------------------      ----------------
                           1998       1997         1998     1997
                         -------    -------      -------   ------
          Basic          253,322    173,132      250,910   173,120
          Diluted        268,836    221,883      265,943   175,947

b. Comprehensive income for the three and nine months ended September 30, 1998 and 1997, includes the following components (in millions):

                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                             ------------------    ----------------
                                1998       1997      1998      1997
                                ----       ----      ----      ----

     Net income                $ 95.6     $50.9    $248.4    $112.1

     Other comprehensive
      income (loss)
       Foreign currency
        translation adjustment ( 35.6)   ( 28.4)   ( 90.3)   ( 91.0)
       Related tax expense
        (benefit)                 (.1)      4.9      (2.3)     13.9
                              -------   -------   -------   -------
     Total other comprehensive
      income (loss)            ( 35.5)   ( 33.3)   ( 88.0)   (104.9)
                              -------   -------   -------   -------
     Comprehensive income
      (loss)                  $  60.1   $  17.6   $ 160.4   $   7.2
                              ========  =======   ========  =======

     Accumulated other comprehensive income (loss), (all of which relates to foreign currency translation adjustments) as of September 30, 1998 and December 31, 1997 is as follows (in millions):

                                             September 30,   December 31,
                                                 1998             1997
                                              -----------    -----------
     Balance at beginning of period            $(448.1)        $(390.1)
     Translation adjustments                    ( 88.0)         ( 58.0)
                                               -------         -------
     Balance at end of period                  $(536.1)        $(448.1)
                                               =======         =======

c. Certain prior year balance sheet amounts have been reclassified to conform to the 1998 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

For the three months ended September 30, 1998, the Company reported net income of $95.6 million, or $.26 per common share on a diluted basis, compared to $50.9 million, or $.13 per common share on a diluted basis, for the three months ended September 30, 1997.

Total revenue for the quarter ended September 30, 1998 was $1.78 billion, up 10% from revenue of $1.62 billion for the quarter ended September 30, 1997. Excluding the negative impact of foreign currency fluctuations, revenue in the current quarter rose 12%. Total gross profit percent was 33.7% in the third quarter of 1998 compared to 35.5% in the year-ago period reflecting the Company's shift to higher growth, lower-margin services businesses.

For the three months ended September 30, 1998, selling, general and administrative expenses were $326.5 million compared to $340.0 million for the three months ended September 30, 1997. The decline was largely due to the Company's cost reduction programs as well as stringent controls over all discretionary expenditures. Research and development expenses were $73.9 million compared to $74.5 million a year earlier.

For the third quarter of 1998, the Company reported an operating income percent(operating income as a percent of total revenue) of 11.2% compared to 9.9% for the second quarter of 1997.

Information by business unit is presented below (in millions):

                                                        Global
                                  Elimi-    Information Customer   Computer
                       Total      nations   Services    Services   Systems
                     --------     -------   ----------- --------   --------
Three Months Ended
September 30, 1998
------------------
Customer revenue     $1,781.4               $640.6      $597.7     $543.1
Intercompany                      $(121.9)     1.2        18.6      102.1
                     --------     -------   ------      ------     ------
Total revenue        $1,781.4     $(121.9)  $641.8      $616.3     $645.2
                     ========     =======   ======      ======     ======

Gross profit percent     33.7%                23.4%       25.0%      46.6%
                     ========               ======      ======     ======
Operating income
     percent             11.2%                 4.1%       10.3%      17.3%
                     ========               ======      ======     ======

Three Months Ended
September 30, 1997
------------------
Customer revenue     $1,621.4               $513.9      $535.8     $571.7
Intercompany                      $(124.0)     4.5        12.9      106.6
                     --------     -------   ------      ------     ------
Total revenue        $1,621.4     $(124.0)  $518.4      $548.7     $678.3
                     ========     =======   ======      ======     ======

Gross profit percent     35.5%                21.1%       27.0%      46.2%
                     ========               ======      ======     ======
Operating income
     percent              9.9%                (1.9)%       9.3%      16.4%
                     ========               ======      ======     ======


Customer revenue in the quarter from Information Services was $640.6 million, up 25% from $513.9 million in 1997 principally as a result of growth in systems integration and repeatable solutions. The gross profit percent was 23.4% in the current quarter compared to 21.1% in the year-ago period. This increase reflects the continued benefits from improved quality and discipline in the screening and preparation of proposals and in service delivery, continued benefits from completing problem contracts, and the continued focus on higher-growth, higher-margin solution programs. Information Services operating income percent was 4.1% for the third quarter of 1998 compared to a negative 1.9% for the third quarter of 1997.

In Global Customer Services, customer revenue for the three months ended September 30, 1998 was $597.7 million, up 12% from $535.8 million for the three months ended September 30, 1997. The increase was due to growth in distributed computing support services revenue, which more than offset a continuing decline in core maintenance revenue. The gross profit percent for Global Customer Services was 25.0% compared to 27.0% in the year-ago quarter. Margins in this business continue to be impacted by the commoditization of hardware components within network integration projects and the ongoing shift from higher margin proprietary maintenance toward lower margin distributed computing support services. The operating income percent for the third quarter of 1998 was 10.3% compared to 9.3% last year.

Computer Systems customer revenue for the third quarter of 1998 was $543.1 million, down 5% from $571.7 million in the third quarter of 1997. In the quarter, an increase in ClearPath revenue and software revenue was offset by a decline, as expected, in personal computer revenue. This reflects the Company's previously announced decision to focus its technology resources on enterprise-class servers and outsource the supply of notebooks, PCs, and entry-level servers. Computer Systems gross profit percent was 46.6% compared to 46.2% last year. The operating income percent for the third quarter of 1998 was 17.3% compared to 16.4% last year.

Interest expense for the three months ended September 30, 1998 was $42.7 million compared to $59.5 million for the three months ended September 30, 1997. The decline was principally due to the Company's debt reduction program.

Other income (expense), net, which can vary from quarter to quarter, was an expense of $7.7 million in the current quarter compared to an expense of $20.2 million in the year-ago quarter. The change was mainly due to lower goodwill amortization due to the December 1997 write-off of goodwill related to the Sperry/Burroughs merger and higher interest income.

Income before income taxes was $149.4 million, or 8.4% of revenue, in the third quarter of 1998 compared to $80.8 million, or 5.0% of revenue, last year. The provision for income taxes was $53.8 million in the current period compared to $29.9 million in the year-ago period.

For the nine months ended September 30, 1998, net income was $248.4 million, or $.64 per diluted common share, compared to net income of $112.1 million, or $.16 per diluted common share, last year. Revenue was $5.16 billion compared to $4.74 billion for the first nine months of 1997.

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

Financial Condition
-------------------

Cash and cash equivalents at September 30, 1998 were $781.1 million compared to $803.0 million at December 31, 1997. During the nine months ended September 30, 1998 cash provided by operations was $439.5 million compared to a year-ago cash usage of $10.2 million. The increase in cash provided of $449.7 million was due in large part to higher net income and improved working capital management, including improvements in inventory turns and accounts receivable days outstanding. In addition, in 1997, management reduced the amount of sales of accounts receivable, which negatively impacted cash flow from operations by $142.0 million in the first nine months of 1997.

Cash used for investing activities during the first nine months of 1998 was $185.2 million compared to $201.9 million during the first nine months of 1997.

Cash used for financing activities during the nine months ended September 30, 1998 was $258.1 million compared to $226.6 million in the year-ago period. Included in the current period were principal payments of debt of $438.8 million partially offset by proceeds of $195.2 million from issuance of debt. Last year's usage included $150.0 million for the redemption of Series B and C Cumulative Convertible Preferred Stock.

On January 30, 1998, the Company issued $200 million of 7 7/8% senior notes due 2008. The net proceeds from the sale of the notes were used to call $200 million principal amount of the 10 5/8% senior notes due 1999. On February 5, 1998, the Company redeemed all $197.5 million of its 9 1/2% senior notes due on July 15, 1998.

On September 15, 1998, the Company made a $30 million sinking fund payment, which included a $20 million optional prepayment, on its 9 3/4% sinking fund debentures.

At September 30, 1998, total debt was $1.5 billion, a decline of $231.7 million from December 31, 1997.

On October 1, 1998, the Company redeemed at par the remaining $130 million outstanding of its 10 5/8% notes, one year ahead of the due date in October 1999. On November 2, 1998, the Company announced that it had called the remaining $160 million of its 9 3/4% sinking fund debentures. The debentures will be redeemed on December 4, 1998 at the stated redemption price of 103.61% of principal, plus accrued interest. These early redemptions and the September 1998 prepayments mentioned above will save the Company more than $30 million in annual interest expense and cash. The Company will record an extraordinary after-tax charge of approximately $5 million, or $.02 per diluted share, in the fourth quarter to cover these redemptions.

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

In June 1998, the Company entered into a $400 million, three-year credit agreement. The new facility replaced the Company's more restrictive $200 million credit agreement established in September 1997. As of September 30, 1998, there were no borrowings outstanding under the agreement.

Given its improved financial condition, in October 1998 the Company terminated its U.S. facility used to sell accounts receivable. As a result of the discontinuance of this facility, operational cash flow will be reduced by $120 million in the fourth quarter of 1998.

In May 1998, Moody's Investor Service raised its credit rating on the Company's senior long-term debt to Ba3 from B1. In June 1998, Standard & Poor's Corporation raised its credit rating on the Company's senior long-term debt to BB- from B+. The credit rating on the Company's senior long-term debt by Duff & Phelps Credit Rating Co. is BB.

At September 30, 1998, the Company had deferred tax assets in excess of deferred tax liabilities of $1,421 million. For the reasons cited below, management determined that it is more likely than not that $1,034 million of such assets will be realized, therefore resulting in a valuation allowance of $387 million.

The Company evaluates quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income, which is adjusted by applying probability factors and available tax planning strategies that could be implemented to realize deferred tax assets. The combination of these factors is expected to be sufficient to realize the $1,034 million of net deferred tax assets. Approximately $3.0 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

The Company's net deferred tax assets include substantial amounts of net operating loss and tax credit carryforwards. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors That May Affect Future Results" below.

Stockholders' equity increased $167.2 million during the nine months ended September 30, 1998, principally reflecting net income of $248.4 million and proceeds from the issuance of stock related to stock option and employee plans of $61.2 million, offset in part by preferred stock dividends declared of $79.9 million and translation adjustments of $88.0 million.

Year 2000 Readiness Disclosure
------------------------------

Many computer systems and embedded technology may experience problems handling dates beyond the year 1999 and therefore may need to be modified prior to the year 2000 in order to remain functional. The Company is taking steps to ensure both the readiness of its product offerings to customers and the readiness of its internal systems for handling dates beginning in the year 2000.

As part of its development efforts, the Company's current product offerings have been designed or are being redesigned to be Year 2000 Ready, as defined by the Company. However, certain of the Company's hardware and software products currently used by customers will require upgrades or other remediation to become Year 2000 Ready. Some of these products are used in critical applications where the impact of non-performance to these customers and other parties could be significant. The Company has taken steps to notify customers of the year 2000 issue, provide information and resources on the Company's Year 2000 web site, emphasize the importance of customer testing of their own systems in their own unique business environment and offer consulting services to assist customers in assessing their year 2000 risk.

The Company is also in the process of assessing the year 2000 readiness of its key suppliers. The Company's reliance on suppliers, and therefore, on the proper functioning of their products, information systems and software, means that their failure to address year 2000 issues could affect the Company's business. However, the potential impact and related costs are not known at this time. The Company is in the process of inquiring about the year 2000 readiness of key suppliers providing services to the Company. It is also in the process of trying to obtain year 2000 readiness warranties from key vendors supplying product to the Company for incorporation into the Company's products or for resale. The Company expects to identify alternate sources or strategies where necessary if significant exposure is identified.

The Company's year 2000 internal systems effort involves three stages: inventory and assessment of its hardware, software and embedded systems, remediation or replacement of those that are not year 2000 ready and testing the systems. In 1997, the Company completed an inventory and year 2000 assessment of its internal information technology ("IT") systems, and developed a work plan to remediate non-compliant systems or replace or consolidate these systems as part of the Company's efforts to reduce and simplify, on a worldwide basis, its IT systems. The Company is initially focusing on the IT systems that are critical to running its business. The Company expects to complete the remediation or replacement/consolidation of such systems by March, 1999 and to complete integrated testing of these systems by mid 1999. The Company expects to remediate or replace/consolidate its other IT systems by mid 1999 and to test these systems through 1999.

The Company has completed an inventory and assessment of a significant portion of its key non-IT systems, such as data and voice communications, building management and manufacturing systems, and expects to complete the balance by the end of 1998. The Company is in the process of remediating those systems that are not year 2000 ready and expects to have such remediation and testing completed by mid 1999.

The Company estimates that, as of September 30, 1998, the cost of remediating its internal systems has been approximately $10 million and that it expects to spend approximately $5 million for the balance of 1998 and 1999. The Company is funding this effort through normal working capital. This estimate does not include the cost of replacing or consolidating IT systems in connection with the Company's worldwide IT simplification project which was undertaken for reasons unrelated to year 2000 issues, potential costs related to any customer or other claims, the costs associated with making the Company's product offerings Year 2000 Ready and the costs of any disruptions caused by suppliers not being year 2000 ready. This estimate is based on a current assessment of the year 2000 projects and is subject to change as the projects progress.

Although the Company does not believe that it will incur material costs or experience material disruptions in its business associated with the year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs. The Company may see increased customer satisfaction costs related to year 2000 over the next few years. In addition, some commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against information technology and solutions providers. Although the Company believes it has taken adequate measures to address year 2000 issues, because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. It is also unknown whether customer spending patterns may be impacted by the year 2000 issue. Efforts by customers to address year 2000 issues may absorb a substantial part of their IT budgets in the near term, and customers may either accelerate or delay the purchase of new applications and systems. While this behavior may increase demand for certain of the Company's products and services, including its year 2000 offerings, it could also soften demand. These events could affect the Company's revenues or change its revenue patterns. In addition, there can be no assurance that the Company's current product offerings do not contain undetected errors or defects associated with year 2000 date functions that may result in increased costs to the Company. With respect to its internal systems, the worst case scenarios might include corruption of data contained in the Company's internal IT systems, hardware failures, the failure of the

Company's significant suppliers and the failure of infrastructure services provided by utilities and other third parties such as electricity, phone service, water transport and internet services. The Company currently has not developed contingency plans in the event it does not complete all phases of its year 2000 program. The Company plans to evaluate the status of completion of its year 2000 program in the second quarter of 1999 and determine whether such plans are necessary.

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

Approximately 56% of the Company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

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

Future results may also be adversely affected by a delay in, or increased costs associated with, the implementation of the year 2000 actions discussed above, or by the Company's inability to implement them.

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------
As previously reported, most recently in the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, the Company is involved in two lawsuits with Ceska Sporitelna, a savings bank in the Czech Republic (the "Bank"). The disputes relate to contracts entered into in 1992 and 1994 between the Bank and certain of the Company's foreign subsidiaries to design and implement a computer system, including hardware and custom software, for the Bank's headquarters and branch offices throughout the Czech Republic. In the first action, the Company is a defendant in Ceska Sporitelna, a.s. v. Unisys Corporation, filed in the United States District Court for the Eastern District of Pennsylvania in June, 1996. The Bank alleges that Unisys made a series of fraudulent misrepresentations in connection with these contracts.
The Bank seeks to recover more than $100 million, together with punitive damages. The Company believes it has meritorious defenses to these allegations and intends to defend them vigorously. The Company has filed a counterclaim in this action alleging fraud, negligent misrepresentation, intentional interference with prospective business relations and breach of contract by the Bank, and the Company seeks to recover more than $100 million, together with punitive damages. Trial is currently scheduled for January, 1999. In the second action, the Company's subsidiary, Unisys International Services B.V., is the plaintiff in an arbitration captioned Unisys International Services
B.V. v. Ceska Sporitelna, filed in March, 1998, in Vienna, Austria. Unisys International seeks to recover, among other amounts, approximately $21.1 million from the Bank for hardware, software and services delivered to and used by the Bank.


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)        Exhibits

           See Exhibit Index

(b)        Reports on Form 8-K

           During the quarter ended September 30, 1998, the Company filed no Current Reports on Form 8-K

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISYS CORPORATION

Date:  November 13, 1998                  By: /s/ Robert H. Brust
                                             ----------------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                         By: /s/Janet M. Brutschea Haugen
                                             ----------------------------
                                             Janet M. Brutschea Haugen
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

10       Unisys Corporation Executive Life Insurance Plan, effective
         September 12, 1998

11.1 Statement of Computation of Earnings Per Share for the nine months ended September 30, 1998 and 1997

11.2 Statement of Computation of Earnings Per Share for the three months ended September 30, 1998 and 1997

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule