Form 10-K
period 1998-12-31
UNISYS CORP
filed 1999-03-03
CIK 746838

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Unisys Way
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

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____
                                      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates: approximately $8,607,272,742 as of January 31, 1999. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 1999: 260,626,662.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Unisys Corporation 1998 Annual Report to Stockholders -- Part I,
Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for 1999 Annual Meeting of Stockholders -- Part III.

                                    PART I


ITEM 1.  BUSINESS
-----------------

     Unisys Corporation ("Unisys" or the "Company") is a worldwide information services and technology company, providing systems and solutions that help customers apply information technology to solve their business problems.

     Unisys has two business segments -- Services and Technology. Financial information concerning the two segments is set forth in Note 14, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1998 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The principal executive offices of Unisys are located at Unisys Way, Blue Bell, Pennsylvania 19424.

PRINCIPAL PRODUCTS AND SERVICES
-------------------------------

     Unisys provides services and technology to commercial businesses and governments throughout most of the world.

     In the Services segment, Unisys integrates information solutions and technology into systems that support customers' critical business operations. The Services segment also provides support services for distributed networks and desktops. Major offerings include systems integration, including repeatable and custom solutions targeted at selected vertical markets, outsourcing, multivendor maintenance, and network services such as consulting, integration, and on-site and remote management.

     In the Technology segment, Unisys develops high-end servers and related products to run applications in high-volume, mission-critical environments. Major offerings include enterprise-class servers, such as the ClearPath server, which integrates proprietary and "open" platforms, Windows NT servers with enterprise-class attributes, system middleware to power high-end servers, storage products, payment systems, and specialized technologies.

     Products and services are marketed primarily through direct sales forces. In certain foreign countries, Unisys markets primarily through distributors. Unisys manufactures a significant portion of its product lines. Some products, including certain personal computers, peripheral products, and software products, are manufactured for Unisys to its design or specifications by other business equipment manufacturers or software suppliers.

RAW MATERIALS
-------------

     Raw materials essential to the conduct of the business are generally readily available at competitive prices in reasonable proximity to those plants utilizing such materials.

PATENTS, TRADEMARKS AND LICENSES
--------------------------------

     Unisys owns many domestic and foreign patents relating to the design and manufacture of its products, has granted licenses under certain of its patents to others and is licensed under the patents of others. Unisys does not believe that its business is materially dependent upon any single patent or license or related group thereof. Trademarks and service marks used on or in connection with Unisys products and services are considered to be valuable assets of Unisys.

BACKLOG
-------

     In the Services business, firm order backlog at December 31, 1998 was $3.4 billion, compared to $2.9 billion at December 31, 1997. Approximately $1.8 billion (54%) of 1998 backlog is expected to be filled in 1999. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded U.S. Government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

     At the end of 1998, the Company also had $2.4 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts for 1997 was $2.0 billion.

     Because of the relatively short cycle between order and shipment in its Technology business, the Company believes that backlog information for this segment is not material to the understanding of its business.

CUSTOMERS
---------

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products to various agencies of the U.S. government represented 13% of total consolidated revenue in 1998.

COMPETITION
-----------

     Unisys business is affected by rapid change in technology in the information services and technology field and aggressive competition from many domestic and foreign companies, including computer hardware manufacturers, software providers and information services companies. Unisys competes primarily on the basis of service, product performance, technological innovation, and price. Unisys believes that its continued investment in engineering and research and development, coupled with its marketing capabilities, will have a favorable impact on its competitive position.

RESEARCH AND DEVELOPMENT
------------------------

     Unisys-sponsored research and development costs were $296.6 million in 1998, $302.3 million in 1997, and $342.9 million in 1996.

ENVIRONMENTAL MATTERS
---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 1999 and 2000.

EMPLOYEES
---------

     As of December 31, 1998, Unisys had approximately 33,200 employees.

INTERNATIONAL AND DOMESTIC OPERATIONS
-------------------------------------

     Financial information by geographic area is set forth in Note 14, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1998 Annual Report to Stockholders, and such information is incorporated herein by reference.

YEAR 2000
---------

     The Company's Year 2000 readiness disclosure is included under the heading "Year 2000 readiness disclosure" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

     As of December 31, 1998, Unisys had 28 major facilities in the United States with an aggregate floor space of approximately 5.6 million square feet, located primarily in California, Illinois, Michigan,

Minnesota, Pennsylvania, Utah and Virginia. Three of these facilities, with aggregate floor space of approximately 1.5 million square feet, were owned by Unisys and 25, with approximately 4.1 million square feet of floor space, were leased to Unisys. Approximately 4.6 million square feet of the U.S. facilities were in current operation, approximately .8 million square feet were subleased to others, and approximately .2 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     As of December 31, 1998, Unisys had 30 major facilities outside the United States with an aggregate floor space of approximately 3.0 million square feet, located primarily in Brazil, Canada, France, South Africa, Switzerland and the United Kingdom. Eight of these facilities, with approximately 1.1 million square feet of floor space, were owned by Unisys and 22, with approximately 1.9 million square feet of floor space, were leased to Unisys. Approximately 2.3 million square feet were in current operation, approximately .4 million square feet were subleased to others, and approximately .3 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     Unisys major facilities include offices, laboratories, manufacturing plants, warehouses, and distribution and sales centers. Unisys believes that its facilities are suitable and adequate for current and presently projected needs. Unisys continuously reviews its anticipated requirements for facilities and, on the basis thereof, will from time to time acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     As previously reported, most recently in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, the Company is involved in two lawsuits with Ceska Sporitelna, a savings bank in the Czech Republic (the "Bank"). The disputes relate to contracts entered into in 1992 and 1994 between the Bank and certain of the Company's foreign subsidiaries to design and implement a computer system, including hardware and custom software, for the Bank's headquarters and branch offices throughout the Czech Republic. In the first action, the Company is a defendant in Ceska Sporitelna, a.s. v. Unisys Corporation, filed in the United States District Court for the Eastern District of Pennsylvania in June 1996. The Bank alleges that Unisys made a series of fraudulent misrepresentations in connection with these contracts. The Bank seeks to recover more than $100 million, together with punitive damages. The Company believes it has meritorious defenses to these allegations and intends to defend them vigorously. The Company has filed a counterclaim in this action alleging fraud, negligent misrepresentation, intentional interference with prospective business relations and breach of contract by the Bank, and the Company seeks to recover more than $100 million, together with punitive damages. Trial is currently scheduled for March 1999. In the second action, the Company's subsidiary, Unisys International Services B.V., is the plaintiff in an arbitration captioned Unisys International Services B.V. v. Ceska Sporitelna, filed in March 1998, in Vienna, Austria. Unisys International Services B.V. seeks to recover, among other amounts, approximately $21.1 million from the Bank for hardware, software, and services delivered to and used by the Bank. Hearings in this arbitration are currently scheduled to begin in June 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

  No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 1998.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

  Information concerning the executive officers of Unisys is set forth below.

     NAME                           AGE                 POSITION WITH UNISYS
     ----                           ---                 --------------------
Lawrence A. Weinbach                59                  Chairman of the Board, President
                                                         and Chief Executive Officer

Gerald A. Gagliardi                 51                  Executive Vice President;
                                                         President, Unisys Global
                                                         Customer Services

George R. Gazerwitz                 58                  Executive Vice President;
                                                         President, Unisys Computer
                                                         Systems

Lawrence C. Russell                 60                  Executive Vice President;
                                                         President, Unisys Information
                                                         Services

David O. Aker                       52                  Senior Vice President,
                                                         Worldwide Human Resources

Harold S. Barron                    62                  Senior Vice President,
                                                         General Counsel and
                                                         Secretary

Jack A. Blaine                      54                  Senior Vice President;
                                                         President,
                                                         Pacific Asia Americas

Robert H. Brust                     55                  Senior Vice President and
                                                         Chief Financial Officer

Joseph W. McGrath                   46                  Senior Vice President, Major
                                                         Accounts Sales and Chief
                                                         Marketing officer

James F. McGuirk II                 55                  Senior Vice President and
                                                         President Unisys Federal
                                                         Systems

                                      -8-

Dewaine L. Osman                    64                  Senior Vice President,
                                                         Strategic Development

Richard D. Badler                   48                  Vice President, Corporate
                                                         Communications

Janet Brutschea Haugen              40                  Vice President and
                                                         Controller

Jack F. McHale                      50                  Vice President,
                                                         Investor Relations

Angus F. Smith                      57                  Vice President and Treasurer

  There is no family relationship among any of the above-named executive officers. The Bylaws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer's earlier resignation or removal.

  Mr. Weinbach has been the Chairman of the Board, President and Chief Executive Officer of Unisys since September 1997. Prior to that time, he held the position of Managing Partner-Chief Executive of Andersen Worldwide (Arthur Andersen and Andersen Consulting), a global professional services organization. He had been with Andersen Worldwide since 1961.

  Mr. Gagliardi was elected an Executive Vice President of Unisys in 1996. He had been a Senior Vice President of Unisys and President of Unisys Global Customer Services since 1995. He held the positions of Vice President, Customer Services Worldwide from 1994 to 1995 and Vice President and General Manager, Customer Services and Support, from 1991 to 1994. Mr. Gagliardi has been an officer since 1994.

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

  Mr. Barron has been Senior Vice President, General Counsel and Secretary of Unisys since April 1994. He has served as an officer of Unisys since 1991.

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

  Mr. Brust was elected Senior Vice President and Chief Financial Officer of Unisys in February 1997. Prior to that time he held the position of Vice President of Finance at G.E. Plastics, a unit of General Electric Company. He had been with General Electric Company since 1965. Mr. Brust has been an officer since 1997.

  Mr. McGrath joined Unisys as Senior Vice President of Major Accounts Sales and Chief Marketing Officer in January 1999. From 1995 to 1998, he was the Vice President and General Manager of Production Color Systems, a unit of Xerox Corporation. Prior to 1995, he was Vice President of Strategy and Integration for Xerox Production Systems Division. Before joining Xerox Corporation, Mr. McGrath was Vice President and Service Director at Gartner Group. Mr. McGrath has been an officer since January 1999.

  Mr. McGuirk was elected a Senior Vice President of Unisys in April 1998. He had been a Vice President of Unisys since 1996 and has been President, Unisys Federal Systems, since 1992. Mr. McGuirk has been an officer since 1996.

  Mr. Osman has been Senior Vice President, Strategic Development, since October 1997. From August 1996 to October 1997, he served as Senior Vice President, Information Technology and Strategic Development. He also served as President of Worldwide Sales and Marketing from July 1995 to January 1996 and as President of the Pacific Asia Americas Group from July 1995 to July 1996. He was Vice President, Corporate Planning and Business Development, from 1992 to 1995 and Vice President, Commercial Marketing, from 1993 to 1994. Mr. Osman was an officer from 1986 to 1991 and was reelected in 1992.

  Mr. Badler joined Unisys as Vice President of Corporate Communications in July 1998. He had held the position of Vice President Corporate Communications at General Instrument Corporation since 1996. Prior to 1996, Mr. Badler was an Executive Vice President and account director with Golin/Harris Communications in Chicago. Mr. Badler has been an officer since July 1998.

  Ms. Haugen was elected Vice President and Controller of Unisys in 1996. Prior to that time, she held the position of audit partner at Ernst & Young LLP. She had been with Ernst & Young LLP since 1980. Ms. Haugen has been an officer since 1996.

  Mr. McHale has been Vice President, Investor Relations, since May 1997. From 1989 to 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.

  Mr. Smith has been Vice President and Treasurer since June 1997. Prior to that time, he had held the position of Treasurer of Rohm and Haas Company since 1980. He had been with Rohm and Haas Company since 1967. Mr. Smith has been an officer since 1997.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

  Unisys Common Stock (trading symbol "UIS") is listed for trading on the New York Stock Exchange, on exchanges in Amsterdam, Brussels, and London, and on the Electronical Stock Exchange in Switzerland. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading "Quarterly financial information", in the Unisys 1998 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 1998, there were 256.6 million shares outstanding and approximately 28,600 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

  A summary of selected financial data for Unisys is set forth under the heading "Eight-year summary of selected financial data" in the Unisys 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

  Management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
---------------------------------------------------------
          MARKET RISK
          -----------

  Information concerning market risk is set forth under the heading "Market risk disclosure" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

  The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1998, appearing in the Unisys 1998 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, appearing in the Unisys 1998 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 1998 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE
         --------------------------------------

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

  (a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 2000" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 2001" in the Unisys Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

  (b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 10, of this report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

  Information concerning executive compensation is set forth under the headings "EXECUTIVE COMPENSATION", "REPORT OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE" and "STOCK PERFORMANCE GRAPH" in the Unisys Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
-------------------------------------------------
         OWNERS AND MANAGEMENT
         ---------------------

    Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

    Information concerning certain relationships and transactions between Unisys and members of its management is set forth under the headings "EXECUTIVE COMPENSATION" and "REPORT OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE" in the Unisys Proxy Statement for the 1999 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------------------------------------------------------------
         ON FORM 8-K
         -----------

(a) The following documents are filed as part of this report:

1.  Financial Statements from the Unisys 1998 Annual Report to
    Stockholders which are incorporated herein by reference:

                                                            ANNUAL REPORT
                                                               PAGE NO.
                                                            -------------
Consolidated Balance Sheet at
  December 31, 1998 and December 31, 1997..................        39

Consolidated Statement of Income for each of the
  three years in the period ended December 31, 1998........        38

Consolidated Statement of Cash Flows for each of the
  three years in the period ended December 31, 1998........        40

Consolidated Statement of Stockholders' Equity for
  each of the three years in the period ended
  December 31, 1998........................................        41

Notes to Consolidated Financial Statements.................        42-59

Report of Independent Auditors.............................        60

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

SCHEDULE                                                    FORM 10-K
NUMBER                                                      PAGE NO.
--------                                                    ---------

II     Valuation and Qualifying Accounts................       16

     The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 1998 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 17 through 20. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.20.

(b) Reports on Form 8-K.

    During the quarter ended December 31, 1998, Unisys filed no Current Reports on Form 8-K.

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

                              UNISYS CORPORATION

                                   /s/ Lawrence A. Weinbach
                              By: ----------------------------
                                   Lawrence A. Weinbach
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer

                                   Date: March 2, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 1999.


/s/Lawrence A. Weinbach               *James J. Duderstadt
-------------------------              ---------------------
Lawrence A. Weinbach                   James J. Duderstadt
Chairman of the Board,                 Director
President and Chief Executive
Officer (principal                    *Henry C. Duques
executive officer) and                 ---------------------
Director                               Henry C. Duques
                                       Director

/s/Robert H. Brust                    *Gail D. Fosler
-------------------------              ---------------------
Robert H. Brust                        Gail D. Fosler
Senior Vice President and              Director
Chief Financial Officer
(principal financial officer)

/s/Janet Brutschea Haugen             *Melvin R. Goodes
-------------------------              ---------------------
Janet Brutschea Haugen                 Melvin R. Goodes
Vice President and                     Director
Controller (principal
accounting officer)

*J. P. Bolduc                         *Edwin A. Huston
-------------------------              ---------------------
 J. P. Bolduc                          Edwin A. Huston
 Director                              Director

*Kenneth A. Macke                     *Theodore E. Martin
-------------------------              ---------------------
 Kenneth A. Macke                      Theodore E. Martin
 Director                              Director

*Robert McClements, Jr.
-------------------------
Robert McClements, Jr.
Director




                                      *By:/s/Lawrence A. Weinbach
                                          ---------------------------
                                             Lawrence A. Weinbach
                                             Attorney-in-Fact

                              UNISYS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (Millions)

                       Additions
                       Balance at  Charged                       Balance
                       Beginning   to Costs                      at End
Description            of Period   and Expenses  Deductions (a)  of Period
---------------------------------------------------------------------------
Allowance for Doubtful Accounts
(deducted from accounts and
notes receivable):

Year Ended
December 31, 1996        $ 86.7        $ 2.5        $( 5.3)         $ 83.9

Year Ended
December 31, 1997        $ 83.9        $ 9.8        $(24.2)         $ 69.5

Year Ended
  December 31, 1998      $ 69.5        $ 3.7        $(22.7)         $ 50.5

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

3.2 Certificate of Amendment of Restated Certificate of Incorporation dated April 24, 1998, incorporated by reference to Exhibit 4.4 to the registrant's Registration Statement on Form S-3 (Registration No.
           333-51885).

3.3 By-Laws of Unisys Corporation, incorporated by reference to Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

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

4.3 Amendment No. 1, dated as of February 22, 1996, to Rights Agreement, incorporated by reference to Exhibit 4 to the registrant's Current
           Report on Form 8-K dated February 22, 1996.

10.1 Deferred Compensation Plan for Executives of Unisys Corporation, as amended and restated effective February 26, 1998.

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

10.4        Unisys Corporation Executive Life Insurance Plan, effective
            September 12, 1998, incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

10.5 Employment Agreement, dated September 23, 1997, between the registrant and Lawrence A. Weinbach, incorporated by reference to
            Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

10.6 Unisys Corporation Director Stock Unit Plan, as amended and restated, effective May 22, 1997, incorporated by reference to
            Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

10.7 Summary of supplemental executive benefits provided to officers of Unisys Corporation, incorporated by reference to Exhibit 10(k) of the registrant's Annual Report on Form 10-K for the year ended
            December 31, 1992.

10.8 Unisys Executive Annual Variable Compensation Plan, incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated
            March 23, 1993, for its 1993 Annual Meeting of Stockholders.

10.9 1982 Unisys Long-Term Incentive Plan, as amended and restated through September 1, 1989, incorporated by reference to Exhibit
            10(p) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

10.10       Amendment, dated December 11, 1989, to the 1982 Unisys Long-Term
            Incentive Plan, incorporated by reference to Exhibit 10(o) to the registrant's Annual Report on Form 10-K for the year ended December
            31, 1989.

10.11       Amendment, dated July 25, 1990, to 1982 Unisys Long-Term Incentive
            Plan, incorporated by reference to Exhibit 10(r) to the registrant's
            Annual Report on Form 10-K for the year ended December 31, 1990.

10.12       1990 Unisys Long-Term Incentive Plan, effective as of January 1,
            1990 incorporated by reference to Exhibit A to the registrant's
            Proxy Statement, dated March 20, 1990, for its 1990 Annual Meeting of Stockholders.

10.13       Amendment, dated May 26, 1994, to 1990 Unisys Long-Term Incentive
            Plan, effective as of February 22, 1990, incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

10.14       Amendment, dated May 25, 1995, to 1990 Unisys Long-Term Incentive
            Plan, incorporated by reference to Exhibit 10.2 to the registrant's
            Quarterly Report on Form 10-Q for the quarterly period ended June
            30, 1995.

10.15       Amendment, dated February 22, 1996, to 1990 Unisys Long-Term
            Incentive Plan, incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

10.16 Form of Loan Agreement including Note used for term loans to executive officers purchasing residences, incorporated by reference to Exhibit 10(ll) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1986.

10.17       Unisys Corporation Officers' Car Allowance Program, effective as of
            July 1, 1991, incorporated by reference to Exhibit 10(hh) to the registrant's Annual Report on Form 10-K for the year ended December
            31, 1991.

10.18 Form of Indemnification Agreement between Unisys Corporation and each of its Directors, incorporated by reference to Exhibit B to the registrant's Proxy Statement, dated March 22, 1988, for the 1988
            Annual Meeting of Stockholders.

10.19       Unisys Corporation Elected Officer Pension Plan, as amended through
            May 22, 1997, incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

10.20 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended through May 22, 1997, incorporated by reference to Exhibit
            10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

12          Computation of Ratio of Earnings to Fixed Charges.

13 Portions of the Annual Report to Stockholders of the registrant for the year ended December 31, 1998.

21          Subsidiaries of Unisys Corporation.

23          Consent of Ernst & Young LLP, Independent Auditors

24          Power of Attorney.

27          Financial Data Schedule.