Form 10-Q
period 1999-03-31
UNISYS CORP
filed 1999-04-26
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

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

     Number of shares of Common Stock outstanding as of March 31, 1999:
269,632,256.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Millions)
                                          March 31,
                                             1999      December 31,
                                                           1998
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  423.5       $  604.3
Accounts and notes receivable, net         1,159.6        1,232.0
Inventories
   Parts and finished equipment              255.0          263.6
   Work in process and materials             192.3          199.7
Deferred income taxes                        449.1          428.8
Other current assets                         100.5           88.3
                                          ---------      --------
Total                                      2,580.0        2,816.7
                                          ---------      --------

Properties                                 1,647.5        1,720.5
Less-Accumulated depreciation              1,097.5        1,139.6
                                          ---------      --------
Properties, net                              550.0          580.9
                                          ---------      --------
Investments at equity                        176.6          184.6
Software, net of accumulated amortization    248.1          246.6
Prepaid pension cost                         861.6          833.8
Deferred income taxes                        694.4          694.4
Other assets                                 213.7          220.7
                                          ---------      --------
Total                                     $5,324.4       $5,577.7
                                          =========      ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   55.2       $   50.6
Current maturities of long-term debt           3.9            4.0
Accounts payable                             891.1          922.7
Other accrued liabilities                  1,189.8        1,301.9
Dividends payable                             18.9           26.6
Estimated income taxes                       292.4          276.7
                                          ---------      --------
Total                                      2,451.3        2,582.5
                                          ---------      --------
Long-term debt                             1,077.5        1,105.2
Other liabilities                            359.9          373.0

Stockholders' equity
Preferred stock                            1,008.9        1,420.0
Common stock, issued: 1999,271.5;
   1998, 257.9                                 2.7            2.6
Accumulated deficit                       (1,365.6)      (1,456.3)
Other capital                              2,380.0        2,082.3
Accumulated other comprehensive
   loss                                     (590.3)        (531.6)
                                          ---------      --------
Stockholders' equity                       1,435.7        1,517.0
                                          ---------      --------
Total                                     $5,324.4       $5,577.7
                                          =========      ========
See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             1999           1998
                                           --------       --------
Revenue                                    $1,812.4       $1,649.7
                                           --------       --------
Costs and expenses
   Cost of revenue                          1,149.8        1,090.5
   Selling, general and administrative        331.0          330.2
   Research and development expenses           77.2           72.9
                                           --------       --------
                                            1,558.0        1,493.6
                                           --------       --------
Operating income                              254.4          156.1

Interest expense                               34.2           46.5
Other income (expense), net                   (49.2)         (11.6)
                                           --------       --------
Income before income taxes                    171.0           98.0
Estimated income taxes                         59.8           35.3
                                           --------       --------
Net income                                    111.2           62.7
Dividends on preferred shares                  22.8           26.7
                                           --------       --------

Earnings on common shares                  $   88.4       $   36.0
                                           ========       ========
Earnings per common share
   Basic                                   $    .34       $    .14
                                           ========       ========
   Diluted                                 $    .32       $    .14
                                           ========       ========


See notes to consolidated financial statements.



                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       1999      1998
                                                    --------   --------
Cash flows from operating activities
Net income                                         $   111.2  $    62.7
Add (deduct) items to reconcile net income
    to net cash provided by
    operating activities:
Depreciation                                            34.4       33.0
Amortization:
   Marketable software                                  25.1       26.8
   Goodwill                                              6.8        1.6
(Increase)decrease in deferred income taxes, net       (20.3)       7.9
Decrease in receivables, net                            69.3      105.7
Decrease(increase) in inventories                       16.1     (  7.4)
(Decrease) in accounts payable and
   other accrued liabilities                          (158.1)    (126.8)
Increase in estimated income taxes                      15.7       22.4
(Decrease)increase in other liabilities                 (4.4)        .4
(Increase) in other assets                             (38.4)    (  5.7)
Other                                                   (3.6)       3.9
                                                     -------    -------
Net cash provided by operating activities               53.8      124.5
                                                     -------    -------
Cash flows from investing activities
   Proceeds from investments                           456.3      403.2
   Purchases of investments                           (451.1)    (399.4)
   Proceeds from sales of properties                     6.5
   Investment in marketable software                   (26.6)    ( 27.3)
   Capital additions of properties                     (34.8)    ( 30.0)
   Purchases of businesses                              (2.5)
                                                     -------    -------
Net cash used for investing activities                 (52.2)    ( 53.5)
                                                     -------    -------
Cash flows from financing activities
   Redemption of preferred stock                      (168.3)
   Proceeds from issuance of debt                                 195.2
   Payments of long-term debt                                    (401.0)
   Net proceeds from short-term borrowings               4.6       11.2
   Dividends paid on preferred shares                  (28.2)    ( 26.7)
   Proceeds from employee stock plans                   14.2       16.9
                                                     -------    -------
Net cash used for financing activities                (177.7)    (204.4)
                                                     -------    -------
Effect of exchange rate changes on
   cash and cash equivalents                            (4.7)    ( 14.9)
                                                     -------    -------

(Decrease) in cash and cash equivalents               (180.8)    (148.3)
Cash and cash equivalents, beginning of period         604.3      803.0
                                                    --------   --------
Cash and cash equivalents, end of period            $  423.5   $  654.7
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended
                             March 31,
                         ------------------
                           1999       1998
                         -------    -------
          Basic          261,142    248,586
          Diluted        274,926    262,833

b. A summary of the company's operations by business segment for the three-month periods ended March 31, 1999 and 1998 is presented below (in millions of dollars):

                             Total    Corporate    Services    Technology
     Three Months Ended      -----    ---------    --------    ----------
       March 31, 1999
     ------------------
     Customer revenue       $1,812.4               $1,192.3      $620.1
     Intersegment                      $(109.1)        14.6        94.5
                            --------   --------    --------      ------
     Total revenue          $1,812.4   $(109.1)    $1,206.9      $714.6
                            ========   ========    ========      ======
     Operating income(loss) $  254.4   $(  8.0)    $   70.8      $191.6
                            ========   =======     ========      ======

     Three Months Ended
       March 31, 1998
     ------------------
     Customer revenue       $1,649.7               $1,051.2      $598.5
     Intersegment                      $(125.1)        14.8       110.3
                            --------   --------    --------      ------
     Total revenue          $1,649.7   $(125.1)    $1,066.0      $708.8
                            ========   ========    ========      ======
     Operating income(loss) $  156.1   $( 17.9)    $   48.2      $125.8
                            ========   =======     ========      ======

     Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                 1999          1998
                                                 ----          ----
     Total segment operating income             $262.4        $174.0
     Interest expense                            (34.2)        (46.5)
     Other income (expense), net                 (49.2)        (11.6)
     Corporate and eliminations                   (8.0)        (17.9)
                                                ------        ------
     Total income before income taxes           $171.0        $ 98.0
                                                ======        ======

c. Comprehensive income for the three months ended March 31, 1999 and 1998 includes the following components (in millions of dollars):


                                                      1999       1998
                                                      ----       ----

     Net income                                      $ 111.2    $ 62.7

     Other comprehensive income (loss)
       Foreign currency translation adjustment         (58.9)    (29.3)
       Related tax expense(benefit)                      (.2)    (  .5)
                                                     -------   -------
     Total other comprehensive income (loss)           (58.7)    (28.8)
                                                     -------   -------
     Comprehensive income                            $  52.5   $  33.9
                                                     =======   =======


     Accumulated other comprehensive income (loss), (all of which relates to foreign currency translation adjustments) as of March 31,1999 and December 31, 1998 is as follows (in millions of dollars):


                                               March 31,     December 31,
                                                 1999            1998
                                              -----------    -----------

     Balance at beginning of period            $(531.6)        $(448.1)
     Translation adjustments                    ( 58.7)         ( 83.5)
                                               -------         -------
     Balance at end of period                  $(590.3)        $(531.6)
                                               =======         =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

For the three months ended March 31, 1999, the Company reported net income of $111.2 million, compared to $62.7 million for the three months ended March 31, 1998. After payment of preferred dividends, the Company earned $.32 per common share on a diluted basis compared to $.14 a year ago.

Total revenue for the quarter ended March 31, 1999 was $1.81 billion, up 10% from revenue of $1.65 billion for the quarter ended March 31, 1998. Total gross profit percent was 36.6% in the first quarter of 1999 compared to 33.9% in the year-ago period.

For the three months ended March 31, 1999, selling, general and administrative expenses were $331.0 million (18.3% of revenue) compared to $330.2 million (20.0% of revenue) for the three months ended March 31, 1998. The decrease in these costs as a percent of revenue was largely due to the company's ongoing cost reduction programs, as well as stringent controls over discretionary expenditures. Research and development expenses were $77.2 million compared to $72.9 million a year earlier.

For the first quarter of 1999, the Company reported an operating income percent of 14.0% compared to 9.5% for the first quarter of 1998.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 1999
------------------
Customer revenue          $1,812.4                  $1,192.3    $620.1
Intersegment                           $(109.1)         14.6      94.5
                          --------     -------      --------    ------
Total revenue             $1,812.4     $(109.1)     $1,206.9    $714.6
                          ========     =======      ========    ======

Gross profit percent          36.6%                     24.0%     53.3%
                          ========                  ========    ======
Operating income
     percent                  14.0%                      5.9%     26.8%
                          ========                  ========    ======


Three Months Ended
March 31, 1998
------------------
Customer revenue          $1,649.7                  $1,051.2    $598.5
Intersegment                           $(125.1)         14.8     110.3
                          --------     -------      --------    ------
Total revenue             $1,649.7     $(125.1)     $1,066.0    $708.8
                          ========     =======      ========    ======

Gross profit percent          33.9%                     24.0%     44.9%
                          ========                  ========    ======
Operating income
     percent                   9.5%                      4.5%     17.7%
                          ========                  ========    ======

In the Services segment, customer revenue increased by 13% to $1.19 billion in the first quarter of 1999 from $1.05 billion in the first quarter of 1998. The increase was led by growth in systems integration, network services, and outsourcing revenue. This growth more than offset the decline in proprietary maintenance revenue. Gross profit was constant at 24% in each period while operating profit increased to 5.9% in 1999 compared to 4.5% in 1988. The increase in operating profit was largely due to ongoing cost reduction programs as well as stringent cost controls over discretionary expenditures.

In the Technology segment, customer revenue increased 4% to $620 million in the first quarter of 1999 from $599 million in the prior-year period. Revenue for ClearPath enterprise servers remained strong, which offset declines, as expected, in personal computer revenue. The gross profit percent was 53.3% in 1999, compared to 44.9% in 1998 due in large part to a higher percentage of enterprise server and software sales. Operating profit in this segment was 26.8% in 1999 compared to 17.7% in 1998. The increase in operating profit, above the increase in gross profit, was largely due to the ongoing cost reduction efforts.

Interest expense for the three months ended March 31, 1999 was $34.2 million compared to $46.5 million for the three months ended March 31, 1998. The decline was principally due to the Company's debt reduction program.

Other income (expense), net, which can vary from quarter to quarter, was an expense of $49.2 million in the current quarter compared to an expense of $11.6 million in the year-ago quarter. The change was mainly due to litigation costs relating to a number of cases, including the recent Czech Bank settlement, as well as higher equity losses and various other non-operational items.

Income before income taxes was $171.0 million in the first quarter of 1999 compared to $98.0 million last year. The provision for income taxes was $59.8 million in the current period compared to $35.3 million in the year-ago period.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2000, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the company's financial statements.

Financial Condition
-------------------

Cash and cash equivalents at March 31, 1999 were $423.5 million compared to $604.3 million at December 31, 1998. During the three months ended March 31, 1999 cash provided by operations was $53.8 million compared to $124.5 million a year ago. This decrease was due in large part to a delay in collection of two large receivables to early in the second quarter.

Cash used for investing activities during the first three months of 1999 was $52.2 million compared to $53.5 million during the first quarter of 1998.

Cash used for financing activities during the current quarter was $177.7 million compared to $204.4 million in the year-ago period. Included in the current period were payments of $168.3 million for redemptions of preferred stock. In the year-ago quarter $401.0 million of payments on long-term debt were offset by proceeds of $195.2 million for issuances of long-term debt.

At March 31, 1999, total debt was $1.1 billion, a decline of $23.2 million from December 31, 1998. The decline was principally due to the March 15, 1999 conversion into common stock of the remaining $27 million of the company's
8 1/4% convertible subordinated notes due 2006, which were called during the quarter. Approximately 3.9 million common shares were issued for this conversion.

During the three months ended March 31, 1999, approximately 8.2 million shares of the company's Series A cumulative convertible preferred stock were either converted into the company's common stock or redeemed for cash in response to two calls by the company. Of the 8.2 million preferred shares, 4.9 million were converted into 8.1 million shares of common stock and 3.3 million preferred shares were redeemed for $168.3 million in cash.

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

The company has a $400 million credit agreement which expires June 2001. As of March 31, 1999, there were no borrowings under the agreement.

In February 1999, Duff & Phelps Credit Rating Co. increased its rating on the company's senior long-term debt to BB+ from BB.

At March 31, 1999, the company had deferred tax assets in excess of deferred tax liabilities of $1,400 million. For the reasons cited below, management determined that it is more likely than not that $1,082 million of such assets will be realized, therefore resulting in a valuation allowance of $318 million.

The company evaluates quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income, which is adjusted by applying probability factors, and available tax planning strategies that could be implemented to realize deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors that may affect future results" below. The combination of these factors is expected to be sufficient to realize the entire amount of net deferred tax assets. Approximately $3.2 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

Stockholders' equity decreased $81.3 million during the three months ended March 31, 1999, principally reflecting the redemption of $168.3 million of preferred stock, translation adjustments of $58.7 million, and preferred stock dividends of $20.5 million, offset in part by net income of $111.2 million, issuance of stock under stock option and other plans of $22.2 million, and $22.9 million of tax benefits related to stock plans.

Year 2000 Readiness Disclosure
------------------------------

Many computer systems and embedded technology may experience problems handling dates beyond the year 1999 and therefore may need to be modified prior to the year 2000.

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

The company is also in the process of assessing the year 2000 readiness of its key suppliers. The company's reliance on suppliers, and therefore, on the proper functioning of their products, information systems, and software, means that their failure to address year 2000 issues could affect the company's business. However, the potential impact and related costs are not known at this time. The company is in the process of inquiring about the year 2000 readiness of key suppliers providing services to the company. It is also in the process of trying to obtain year 2000 readiness warranties from key vendors supplying product to the company for incorporation into the company's products for resale. The company expects to identify alternate sources or strategies where necessary if significant exposure is identified.

The company's year 2000 internal systems effort involves three stages: inventory and assessment of its hardware, software and embedded systems, remediation or replacement of those that are not year 2000 ready, and testing the systems. In 1997, the company completed an inventory and year 2000 assessment of its internal information technology ("IT") systems, and developed a work plan to remediate non-compliant systems or replace or consolidate these systems as part of the company's efforts to reduce and simplify, on a worldwide basis, its IT systems.

The company initially focused on the IT systems that are critical to running its business. The company has completed the remediation or replacement/ consolidation of most of these systems and expects to complete integrated testing of these systems by mid 1999. The company expects to remediate or replace/ consolidate its other IT systems by mid 1999 and to test these systems throughout 1999.

The company has completed an inventory and assessment of its key non-IT systems, such as data and voice communications, building management, and manufacturing systems. The company is in the process of remediating those systems that are not year 2000 ready and expects to have such remediation and testing completed by mid 1999, with the exception of telecommunications equipment and voice mail systems in a few locations, which are expected to be completed in the second half of 1999.

The company estimates that, as of March 31, 1999, the cost of remediating its internal systems has been approximately $14 million, and it expects to spend approximately $1 million for the remainder of 1999. The company is funding this effort through normal working capital. This estimate does not include the cost of replacing or consolidating IT systems in connection with the company's worldwide IT simplification project, which was undertaken for reasons unrelated to year 2000 issues, potential costs related to any customer or other claims, the costs associated with making the company's product offerings year 2000 ready, and the costs of any disruptions caused by suppliers not being year 2000 ready. This estimate is based on a current assessment of the year 2000 projects and is subject to change as the projects progress.

Although the company does not believe that it will incur material costs or experience material disruptions in its business associated with the year 2000, there can be no assurance that the company will not experience serious unanticipated negative consequences and/or material costs. The company may see increased customer satisfaction costs related to year 2000 over the next few years. In addition some commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and the company is aware of a growing number of lawsuits against information technology and solutions providers. Although the company believes it has taken adequate measures to address year 2000 issues, because of the unprecedented nature of such litigation, it is uncertain to what extent the company may be affected by it. It is also unknown whether customer spending patterns may be impacted by the year 2000 issue. Efforts by customers to address year 2000 issues may absorb a substantial part of their IT budgets in the near term, and customers may either accelerate or delay the purchase of new applications and systems. While this behavior may increase demand for certain of the company's products and services, including year 2000 offerings, it could also soften demand. These events could affect the company's revenues or change its revenue patterns. In addition, there can be no assurance that the company's current product offerings do not contain undetected errors or defects associated with year 2000 date functions that may result in increased costs to the company.

With respect to its internal systems, the worst case scenarios might include corruption of data contained in the company's internal IT systems, hardware failures, the failure of the company's significant suppliers, and the failure of infrastructure services provided by utilities and other third parties such as electricity, phone service, water transport and internet services.

The company is in the initial stages of developing contingency plans in the event it does not complete all phases of its year 2000 program. The company plans to evaluate the status of completion of its year 2000 program in the second quarter of 1999 and to begin implementing such plans as it deems necessary.

Conversion to the Euro Currency
-------------------------------

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (the "euro"). The transition period for the introduction of the euro began on January 1, 1999. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions, making the conversion to the euro complete.

The company is addressing the issues involved with the introduction of the euro. The more important issues facing the company include converting information technology systems, reassessing currency risk, and negotiating and amending agreements. Based on progress to date, the company believes that the use of the euro will not have a significant impact on the manner in which it conducts its business. Accordingly, conversion to the euro is not expected to have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

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

The company operates in an industry characterized by aggressive competition, rapid technological change, evolving technology standards, and short product life-cycles.

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; on its ability to mitigate the effects of competitive pressures and volatility in the information services and technology industry on revenues, pricing and margins; on its ability to effectively manage the shift of its business mix away from traditional high-margin product and services offerings; and on its ability to successfully attract and retain highly skilled people.

Certain of the company's systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services at an agreed-upon price. Future results will depend on the company's ability to profitably perform these services contracts and bid and obtain new contracts.

Approximately 57% of the company's total revenue derives from international operations. The risk of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

In the course of providing complex, integrated solutions to customers, the company frequently forms alliances with third parties that have complementary products, services, or skills. Future results will depend in part on the performance and capabilities of these third parties, including their ability to deal effectively with the year 2000 issue. Future results will also depend upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

Future results may also be adversely affected by a delay in, or increased costs associated with, the implementation of the year 2000 actions discussed above, or by the company's inability to implement them.



Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

The company has previously reported, most recently in Item 3 of its Annual Report on Form 10-K for the year ended December 31, 1998, its involvement in two lawsuits with Ceska Sporitelna, a savings bank in the Czech Republic. As disclosed in the company's Current Report on Form 8-K dated April 1, 1999, both of these matters have been settled. The terms of the settlement are subject to a confidentiality agreement. The settlement did not have a material adverse effect on the company's consolidated financial position, consolidated results of operations or liquidity.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

(a)        Exhibits

           See Exhibit Index

(b)        Reports on Form 8-K

           During the quarter ended March 31, 1999, the company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISYS CORPORATION

Date:  April 26, 1999                    By: /s/ Robert H. Brust
                                             ----------------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

11 Statement of Computation of Earnings Per Share for the three months ended March 31, 1999 and 1998

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule