Form 10-K/A
period 1998-12-31
UNISYS CORP
filed 1999-07-14
CIK 746838

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2

                                      TO

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

The undersigned registrant hereby amends its annual report on Form 10-K for the fiscal year ended December 31, 1998 as follows:

(a) Exhibit 13 (portions of the Unisys 1998 Annual Report to Stockholders) is deleted and is replaced with the attached Exhibit 13. The Unisys 1998 Annual Report to Stockholders is incorporated by reference into Items 1, 5, 6, 7, 7A, 8 and 14 of the Form 10-K for the year ended December 31, 1998. All references in such Items to the Unisys 1998 Annual Report to Stockholders shall be deemed to be references to Exhibit 13 to this Amendment No. 2 on Form 10-K/A.

The attached Exhibit 13 contains revisions made by the company in response to comments received from the SEC. These revisions consist primarily of (1) expanded disclosure related to the one-time charges recorded by the company in the fourth quarter of 1997, (2) reclassifications of certain impairment charges from "Other income (expense), net" to "Impairment charges," and (3) revisions made to address SEC comments concerning product warranty costs for company-manufactured personal computers. With respect to these product warranty costs, the company has restated its Consolidated Statement of Income for 1997 to remove the one-time charge to accrue for these costs and has restated prior years to record the liability on an accrual basis.

The effect on the company's consolidated statements of income is shown in the following table:

                                                 Years ended December 31
                                         ($ in millions, except per share data)

                                                        1997                                1996
                                                        ----                                ----
                                                As              As                As                    As
                                             Reported     Adj.  Restated        Reported      Adj.     Restated
Revenue                                      $6,636.0           $6,636.0        $6,370.5               $6,370.5
                                             ---------         ----------       ---------             ---------
Costs and expenses
Cost of revenue                               4,402.4  $(29.0)   4,373.4         4,252.1      $7.0      4,259.1
Selling, general and administrative           1,427.2            1,427.2         1,448.1                1,448.1
Research and development                        302.3              302.3           342.9                  342.9
Impairment charges                              883.6    39.3      922.9
                                              --------------------------       --------------------------------
                                              7,015.5    10.3    7,025.8         6,043.1       7.0      6,050.1

Operating income (loss)                        (379.5)  (10.3)    (389.8)          327.4      (7.0)       320.4
Interest expense                                233.2              233.2           249.7                  249.7
Other income (expense), net                    (146.1)   39.3     (106.8)           16.0                   16.0
                                              --------------------------       --------------------------------

Income (loss) before income taxes              (758.8)   29.0     (729.8)           93.7      (7.0)        86.7
Estimated income taxes                           94.8     9.9      104.7            31.9      (2.4)        29.5
                                              --------------------------       --------------------------------
Income (loss) before extraordinary item        (853.6)   19.1     (834.5)           61.8      (4.6)        57.2
Extraordinary item                                0.0                0.0           (12.1)                 (12.1)
                                              --------------------------       --------------------------------
Net income (loss)                              (853.6)   19.1     (834.5)           49.7      (4.6)        45.1
Dividends on preferred shares                   111.1              111.1           120.8                  120.8
                                              --------------------------       --------------------------------
Earnings (loss) on common shares              $(964.7)  $19.1    $(945.6)         $(71.1)    $(4.6)      $(75.7)
                                              ==========================       ================================

EPS - basic and diluted
Before extraordinary item                      $(5.30)  $0.10     $(5.20)         $(0.34)   $(0.03)      $(0.37)
Extraordinary item                                                                 (0.07)                 (0.07)
                                              --------------------------       --------------------------------
Total                                          $(5.30)  $0.10     $(5.20)         $(0.41)   $(0.03)      $(0.44)
                                              ==========================       ================================

The revisions do not affect cash or cash flow nor do they negatively affect the company's current or future operations.

The following portions of the Unisys 1998 Annual Report to Stockholders have been revised to reflect the expanded disclosures, reclassifications, and revisions:
 .    Management's Discussion and Analysis of Financial Condition and Results of
     Operations

 .    Consolidated Statement of Income

 .    Consolidated Statement of Cash Flows

 .    Consolidated Statement of Stockholders' Equity

 .    Notes to Consolidated Financial Statements

     -    Note 1, Summary of significant accounting policies

     -    Note 2, Earnings per share

     -    Note 3, One-time charges

     -    Note 4, Accounting changes, adjustments and extraordinary item

     -    Note 6, Estimated income taxes

     -    Note 9, Other accrued liabilities

     -    Note 10, Comprehensive income

     -    Note 14, Segment information

     -    Note 15, Employee plans

 .    Supplemental Financial Data



(b) Exhibit 12 (Computation of Ratio of Earnings to Fixed Charges) is deleted and is replaced with the attached Exhibit 12.

(c) Restated Financial Data Schedules for the years ended December 31, 1997 and 1996 are filed as Exhibits 27.1 and 27.2.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               UNISYS CORPORATION

Date:  July 14, 1999                      By:  /s/ Janet Brutschea Haugen
                                               ---------------------------
                                                   Janet Brutschea Haugen
                                               Vice President and Controller

                                 Exhibit Index


Exhibit No.                                      Description
-----------                                      ------------
   12                                  Computation of Ratio of Earnings to
                                       Fixed Charges

   13 Portions of the Annual Report to Stockholders of the registrant for the year ended December 31, 1998

   23                                  Consent of Ernst & Young LLP,
                                       Independent Auditors

   27.1 Restated Financial Data Schedule for the year ended December 31, 1997

   27.2 Restated Financial Data Schedule for the year ended December 31, 1996