Form 10-Q
period 1999-06-30
UNISYS CORP
filed 1999-08-10
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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

     Number of shares of Common Stock outstanding as of June 30, 1999:
282,988,882.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                       UNISYS CORPORATION
                CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          (Millions)

                                           June 30,    December 31,
                                            1999           1998
                                         -----------   ------------

Assets
------
Current assets
Cash and cash equivalents                 $  438.8       $  604.3
Accounts and notes receivable, net         1,201.4        1,232.0
Inventories
   Parts and finished equipment              216.1          263.6
   Work in process and materials             167.7          199.7
Deferred income taxes                        459.8          428.8
Other current assets                         103.1           88.3
                                          ---------      --------
Total                                      2,586.9        2,816.7
                                          ---------      --------

Properties                                 1,662.9        1,720.5
Less-Accumulated depreciation              1,110.5        1,139.6
                                          ---------      --------
Properties, net                              552.4          580.9
                                          ---------      --------
Investments at equity                        193.4          184.6
Software, net of accumulated amortization    237.9          246.6
Prepaid pension cost                         888.1          833.8
Deferred income taxes                        694.4          694.4
Other assets                                 298.3          220.7
                                          ---------      --------
Total                                     $5,451.4       $5,577.7
                                          =========      ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   62.0       $   50.6
Current maturities of long-term debt          24.2            4.0
Accounts payable                             895.1          922.7
Other accrued liabilities                  1,119.8        1,301.9
Dividends payable                             12.6           26.6
Estimated income taxes                       314.3          276.7
                                          ---------      --------
Total                                      2,428.0        2,582.5
                                          ---------      --------
Long-term debt                             1,088.8        1,105.2
Other liabilities                            344.6          373.0

Stockholders' equity
Preferred stock                              670.8        1,420.0
Common stock, issued: 1999, 284.8;
   1998, 257.9                                 2.8            2.6
Accumulated deficit                       (1,258.3)      (1,456.3)
Other capital                              2,749.9        2,082.3
Accumulated other comprehensive
   loss                                     (575.2)        (531.6)
                                          ---------      --------
Stockholders' equity                       1,590.0        1,517.0
                                          ---------      --------
Total                                     $5,451.4       $5,577.7
                                          =========      ========
See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)

                                       Three Months            Six Months
                                       Ended June 30         Ended June 30
                                     -----------------      ----------------
                                       1999      1998         1999      1998
                                     --------  --------     --------  --------

Revenue                              $1,886.4  $1,728.5     $3,698.8  $3,378.2
                                     --------  --------     --------  --------
Cost and expenses
  Cost of revenue                     1,227.9   1,145.6      2,377.7   2,236.1
  Selling, general and
    administrative                      341.5     328.6        672.5     658.8
  Research and development expenses      81.2      70.0        158.4     142.9
                                     --------  --------     --------  --------
                                      1,650.6   1,544.2      3,208.6   3,037.8
                                     --------  --------     --------  --------
Operating income                        235.8     184.3        490.2     340.4

Interest expense                         34.7      42.6         68.9      89.1
Other income (expense), net             (16.9)      (.9)       (66.1)    (12.5)
                                     --------  --------     --------  --------
Income before income taxes              184.2     140.8        355.2     238.8
Estimated income taxes                   64.5      50.7        124.3      86.0
                                     --------  --------     --------  --------
Net income                              119.7      90.1        230.9     152.8
Dividends on preferred shares            12.0      26.6         34.8      53.3
                                     --------  --------     --------  --------

Earnings on common shares            $  107.7  $   63.5     $  196.1  $   99.5
                                     ========  ========     ========  ========
Earnings per common share
  Basic                              $    .40  $    .25     $    .73  $    .40
                                     ========  ========     ========  ========
  Diluted                            $    .38  $    .24     $    .70  $    .38
                                     ========  ========     ========  ========

See notes to consolidated financial statements.

                          UNISYS CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                              (Millions)


                                                    Six Months Ended
                                                         June 30
                                                    ------------------
                                                       1999      1998
                                                    --------   --------
Cash flows from operating activities
Net income                                         $   230.9  $   152.8
Add (deduct) items to reconcile net income
    to net cash provided by
    operating activities:
Depreciation                                            72.4       70.2
Amortization:
   Marketable software                                  58.0       52.8
   Goodwill                                              8.0        3.4
(Increase)in deferred income taxes, net                (31.0)      (2.8)
(Increase) decrease in receivables, net                 (5.3)      36.9
Decrease in inventories                                 79.5        7.6
(Decrease) in accounts payable and
   other accrued liabilities                          (248.0)    (126.2)
Increase in estimated income taxes                      37.6       35.6
(Decrease)increase in other liabilities                (10.7)       1.2
(Increase) in other assets                             (74.6)     (13.6)
Other                                                   19.8        8.7
                                                     -------    -------
Net cash provided by operating activities              136.6      226.6
                                                     -------    -------
Cash flows from investing activities
   Proceeds from investments                           638.9      913.8
   Purchases of investments                           (618.9)    (906.7)
   Proceeds from sales of properties                    11.0
   Investment in marketable software                   (49.2)    ( 58.5)
   Capital additions of properties                     (77.8)    ( 63.3)
   Purchases of businesses                             (51.9)
                                                     -------    -------
Net cash used for investing activities                (147.9)    (114.7)
                                                     -------    -------
Cash flows from financing activities
   Redemption of preferred stock                      (181.9)
   Proceeds from issuance of debt                       29.5      195.2
   Payments of long-term debt                           (2.4)    (408.2)
   Net proceeds from short-term borrowings              11.5       23.4
   Dividends paid on preferred shares                  (47.0)    ( 53.3)
   Proceeds from employee stock plans                   46.0       52.6
                                                     -------    -------
Net cash used for financing activities                (144.3)    (190.3)
                                                     -------    -------
Effect of exchange rate changes on
   cash and cash equivalents                            (9.9)    ( 12.9)
                                                     -------    -------

(Decrease) in cash and cash equivalents               (165.5)    ( 91.3)
Cash and cash equivalents, beginning of period         604.3      803.0
                                                    --------   --------
Cash and cash equivalents, end of period            $  438.8   $  711.7
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended     Six Months Ended
                             June 30                 June 30
                         ------------------     -----------------
                           1999       1998        1999     1998
                         -------    -------     -------   -------
          Basic          272,558    251,134     266,850   249,704
          Diluted        282,941    266,473     278,934   264,497

b. A summary of the company's operations by business segment for the three and six month periods ended June 30, 1999 and 1998 is presented below(in millions of dollars):

                             Total    Corporate    Services    Technology
     Three Months Ended      -----    ---------    --------    ----------
       June 30, 1999
     ------------------
     Customer revenue       $1,886.4               $1,370.0      $  516.4
     Intersegment                      $(154.8)        16.7         138.1
                            --------   --------    --------      --------
     Total revenue          $1,886.4   $(154.8)    $1,386.7      $  654.5
                            ========   ========    ========      ========
     Operating income(loss) $  235.8   $   (.2)    $  115.9      $  120.1
                            ========   ========    ========      ========

     Three Months Ended
       June 30, 1998
     ------------------
     Customer revenue       $1,728.5               $1,226.3      $  502.2
     Intersegment                      $(123.3)        16.2         107.1
                            --------   --------    --------      --------
     Total revenue          $1,728.5   $(123.3)    $1,242.5      $  609.3
                            ========   ========    ========      ========
     Operating income(loss) $  184.3   $(  9.2)    $   90.3      $  103.2
                            ========   =======     ========      ========

     Six Months Ended
       June 30, 1999
     ----------------
     Customer revenue       $3,698.8               $2,562.3      $1,136.5
     Intersegment                      $(263.9)        31.3         232.6
                            --------   --------    --------      --------
     Total revenue          $3,698.8   $(263.9)    $2,593.6      $1,369.1
                            ========   ========    ========      ========
     Operating income(loss) $  490.2   $  (8.2)    $  186.7      $  311.7
                            ========   ========    ========      ========

     Six Months Ended
       June 30, 1998
     ------------------
     Customer revenue       $3,378.2               $2,277.5      $1,100.7
     Intersegment                      $(248.4)        31.0         217.4
                            --------   --------    --------      --------
     Total revenue          $3,378.2   $(248.4)    $2,308.5      $1,318.1
                            ========   ========    ========      ========
     Operating income(loss) $  340.4   $( 27.1)    $  138.5      $  229.0
                            ========   =======     ========      ========

Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                             Three Months      Six Months
                                            Ended June 30     Ended June 30
                                            ---------------   -------------
                                             1999     1998     1999    1998
                                             ----     ----    ------  ------
     Total segment operating income         $236.0   $193.5   $498.4  $367.5
     Interest expense                        (34.7)   (42.6)   (68.9)  (89.1)
     Other income (expense), net             (16.9)   (  .9)   (66.1)  (12.5)
     Corporate and eliminations              (  .2)   ( 9.2)   ( 8.2)  (27.1)
                                            ------   ------   ------  ------
     Total income before income taxes       $184.2   $140.8   $355.2  $238.8
                                            ======   ======   ======  ======

c. Comprehensive income for the three and six months ended June 30, 1999 and 1998 includes the following components (in millions of dollars):

                                       Three Months         Six Months
                                       Ended June 30       Ended June 30
                                       ---------------     -------------
                                        1999     1998      1999    1998
                                       ------   ------    ------  ------
     Net income                        $119.7   $  90.1   $230.9  $152.8
     Other comprehensive
       income (loss)
        Foreign currency
         translation adjustment          15.8     (25.4)   (43.1)  (54.7)
        Related tax expense
         (benefit)                         .7     ( 1.7)      .5   ( 2.2)
                                       ------    ------   ------  ------
     Total other comprehensive
       income (loss)                     15.1     (23.7)   (43.6)  (52.5)
                                       ------    ------   ------  ------
     Comprehensive income
       (loss)                          $134.8    $ 66.4   $187.3  $100.3
                                       ======    ======   ======  ======


     Accumulated other comprehensive income (loss), (all of which relates to foreign currency translation adjustments) as of June 30,1999 and December 31, 1998 is as follows (in millions of dollars):

                                           June 30,         December 31,
                                             1999               1998
                                        ----------------    -----------

     Balance at beginning of period       $(531.6)            $(448.1)
     Translation adjustments               ( 43.6)             ( 83.5)
                                          -------             -------
     Balance at end of period             $(575.2)            $(531.6)
                                          =======             =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

For the three months ended June 30, 1999, the company reported net income of $119.7 million, compared to $90.1 million for the three months ended June 30, 1998. After payment of preferred dividends, the company earned $.38 per common share on a diluted basis compared to $.24 a year ago.

Total revenue for the quarter ended June 30, 1999 was $1.89 billion, up 9% from revenue of $1.73 billion for the quarter ended June 30, 1998. Excluding the negative impact of foreign currency fluctuations, revenue in the quarter rose 12%. Total gross profit percent increased to 34.9% in the second quarter of 1999 from 33.7% in the year-ago period.

For the three months ended June 30, 1999, selling, general and administrative expenses were $341.5 million (18.1% of revenue) compared to $328.6 million (19.0% of revenue) for the three months ended June 30, 1998. The decrease in these costs as a percent of revenue was largely due to the company's ongoing cost reduction programs, as well as stringent controls over discretionary expenditures. Research and development expenses were $81.2 million compared to $70.0 million a year earlier.

For the second quarter of 1999, the company reported an operating income percent of 12.5% compared to 10.7% for the second quarter of 1998.


Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 1999
------------------
Customer revenue          $1,886.4                  $1,370.0    $516.4
Intersegment                           $(154.8)         16.7     138.1
                          --------     -------      --------    ------
Total revenue             $1,886.4     $(154.8)     $1,386.7    $654.5
                          ========     =======      ========    ======

Gross profit percent          34.9%                     24.9%     46.8%
                          ========                  ========    ======
Operating income
     percent                  12.5%                      8.4%     18.4%
                          ========                  ========    ======


Three Months Ended
June 30, 1998
------------------
Customer revenue          $1,728.5                  $1,226.3    $502.2
Intersegment                           $(123.3)         16.2     107.1
                          --------     -------      --------    ------
Total revenue             $1,728.5     $(123.3)     $1,242.5    $609.3
                          ========     =======      ========    ======

Gross profit percent          33.7%                     24.4%     46.3%
                          ========                  ========    ======
Operating income
     percent                  10.7%                      7.3%     16.9%
                          ========                  ========    ======



In the Services segment, customer revenue increased by 12% to $1.37 billion in the second quarter of 1999 from $1.23 billion in the second quarter of 1998. Excluding proprietary maintenance revenue, which continues to decline industry-wide, revenue increased 15% in the quarter. The increase was led by growth in outsourcing as well as repeatable solutions and systems integration revenue. In the second quarter of 1999, gross profit increased to 24.9% from 24.4% in 1998, and operating profit was 8.4% compared to 7.3% in 1998. The increase in operating profit was largely due to ongoing cost reduction programs as well as stringent cost controls over discretionary expenditures.

In the Technology segment, customer revenue increased 3% to $516 million in the second quarter of 1999 from $502 million in the prior-year period primarily due to continued strong demand for ClearPath enterprise servers and software which more than offset the expected declines in personal computer revenue. The gross profit percent was 46.8% in 1999, compared to 46.3% in 1998. Operating profit in this segment was 18.4% in 1999 compared to 16.9% in 1998. The increase in operating profit was largely due to the ongoing cost reduction efforts.

Interest expense for the three months ended June 30, 1999 declined to $34.7 million from $42.6 million for the three months ended June 30, 1998. The decline was principally due to the company's debt reduction program.

Other income (expense), net, which can vary from quarter to quarter, was an expense of $16.9 million in the current quarter compared to an expense of $.9 million in the year-ago quarter. The change was mainly due to equity losses and less interest income.

Income before income taxes was $184.2 million in the second quarter of 1999 compared to $140.8 million last year. The provision for income taxes was $64.5 million in the current period compared to $50.7 million in the year-ago period.

For the six months ended June 30, 1999, net income increased to $230.9 million, or $.70 per diluted common share, from net income of $152.8 million, or $.38 per diluted common share, last year. Revenue was $3.70 billion compared to $3.38 billion for the first six months of 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the company's financial statements.

Financial Condition
-------------------

Cash and cash equivalents at June 30, 1999 were $438.8 million compared to $604.3 million at December 31, 1998. During the six months ended June 30, 1999 cash provided by operations was $136.6 million compared to $226.6 million a year ago principally reflecting an increase in working capital.

Cash used for investing activities during the first six months of 1999 was $147.9 million compared to $114.7 million during the first half of 1998. The increase was principally due to the purchase of 88% of Datamec, a Brazilian application outsourcing company, in June of 1999.

Cash used for financing activities during the first half of 1999 was $144.3 million compared to $190.3 million in the year-ago period. Included in the current period were payments of $181.9 million for redemptions of preferred stock. In the year-ago period $408.2 million of payments on long-term debt were offset by proceeds of $195.2 million for issuances of long-term debt.

At June 30, 1999, total debt was $1.2 billion, an increase of $15.2 million from December 31, 1998. The increase was principally due to additional borrowings related to the purchase of Datamec, offset in large part by the March 15, 1999 conversion into common stock of the remaining $27 million of the company's
8 1/4% convertible subordinated notes due 2006, which were called during the first quarter. Approximately 3.9 million common shares were issued for this conversion.

During the six months ended June 30, 1999, approximately 15.0 million shares of the company's Series A cumulative convertible preferred stock were either converted into the company's common stock or redeemed for cash in response to three calls by the company. Of the 15.0 million preferred shares, 11.4 million were converted into 19.0 million shares of common stock and 3.6 million preferred shares were redeemed for $181.9 million in cash. On June 30, 1999, the company called the remaining 13.4 million shares of preferred stock for redemption on August 2, 1999. As a result of the call, approximately 13.1 million of such preferred shares were converted into 21.8 million shares of common stock and .3 million were redeemed for $15.1 million in cash. As of August 2, 1999, the company has eliminated all $1.4 billion of Series A preferred stock (28.4 million shares) and $106.5 million of annual dividend payments. Overall in 1999, of the 28.4 million shares of preferred stock that were outstanding at the beginning of the year, 24.5 million shares were converted into 40.8 million shares of common stock, increasing the number of common shares outstanding to approximately 306 million, and 3.9 million shares were redeemed for $197.0 million in cash.

The company has a $400 million credit agreement which expires June 2001. As of June 30, 1999, there were no borrowings under the agreement.

The company may, from time to time, redeem, tender for, or repurchase its debt securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

The company has on file with the Securities and Exchange Commission an effective registration statement covering $700 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

On July 2, 1999, Moody's Investors Service increased its rating on the company's senior long-term debt to Ba1 from Ba3, on August 2, 1999, Standard & Poor's Corporation increased its rating on the company's senior long-term debt to BB+ from BB-, and on August 10, 1999, Duff & Phelps Credit Rating Co. increased its rating on the company's senior long-term debt to BBB- from BB+.

At June 30, 1999, the company had deferred tax assets in excess of deferred tax liabilities of $1,404 million. For the reasons cited below, management determined that it is more likely than not that $1,093 million of such assets will be realized, therefore resulting in a valuation allowance of $311 million.

The company evaluates quarterly the realizability of its net deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income, which is adjusted by applying probability factors, and available tax planning strategies that could be implemented to realize deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors that may affect future results" below. The combination of these factors is expected to be sufficient to realize the entire amount of net deferred tax assets. Approximately $3.3 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

Stockholders' equity increased $73.0 million during the six months ended June 30, 1999, principally reflecting net income of $230.9 million, issuance of stock under stock option and other plans of $39.8 million, $33.8 million of tax benefits related to stock plans, and $26.4 million from conversion of the remaining 8 1/4% convertible notes, offset in part by the redemption of $181.9 million of preferred stock, translation adjustments of $43.6 million, and preferred stock dividends of $32.9 million.

On June 14, 1999, the company signed an agreement to acquire PulsePoint Communications, a leading developer of carrier-class enhanced services solutions for the communications industry, in a tax-free, stock-for-stock merger. The Company expects to issue approximately 2.4 million shares of its common stock in the merger. The acquisition which will be accounted for as a pooling of interest is expected to close in the third quarter of 1999. The transaction is subject to approval by PulsePoint common and preferred shareholders, each class voting separately, and customary closing conditions.

Year 2000 Readiness Disclosure
------------------------------

Many computer systems and embedded technology may experience problems handling dates beyond the year 1999 and therefore may need to be modified prior to the year 2000.

As part of its development efforts, the company's current product offerings have been designed or are being redesigned to be year 2000 ready, as defined by the company. However, certain of the company's hardware and software products currently used by customers will require upgrades or other remediation to become year 2000 ready. Some of these products are used in critical applications where the impact of non-performance to these customers and other parties could be significant. The company has taken steps to notify customers of the year 2000 issue, provide information and resources on the company's year 2000 web site, emphasize the importance of customer testing of their own systems in their own unique business environments and offer consulting services to assist customers in assessing their year 2000 risk.

The company continues to assess the year 2000 readiness of its key suppliers. The company's reliance on suppliers, and therefore, on the proper functioning of their products, information systems, and software, means that their failure to address year 2000 issues could affect the company's business. The potential impact and related costs are not known at this time. The company has inquired about the year 2000 readiness of its key suppliers and, whenever possible, has obtained year 2000 readiness warranties or statements as to their readiness.
The company expects to identify alternate sources or strategies where necessary if significant exposure is identified.

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

The company initially focused on the IT systems that are critical to running its business. As of June 30, 1999, the company has completed the remediation, integrated testing and most of the replacements of its major mission critical IT applications. The company expects to complete the implementation of the remaining mission critical replacements/consolidations during the third quarter or early fourth quarter of 1999. Remediation and testing of other non-critical IT systems to be used after December 31, 1999 are expected to be completed in the second half of 1999.

The company has completed an inventory and assessment of its key non-IT systems, such as data and voice communications, building management, and manufacturing systems. The company has completed remediation of those systems that were not year 2000 ready, with the exception of telecommunications equipment and voice mail systems in a few locations, which are expected to be completed in the second half of 1999.

The company estimates that, as of June 30, 1999, the cost of remediating its internal systems has been approximately $14.5 million, and it expects to spend approximately $.5 million for the remainder of 1999. The company is funding this effort through normal working capital. This estimate does not include the cost of replacing or consolidating IT systems in connection with the company's worldwide IT simplification project, which was undertaken for reasons unrelated to year 2000 issues, potential costs related to any customer or other claims, the costs associated with making the company's product offerings year 2000 ready, and the costs of any disruptions caused by suppliers not being year 2000 ready. This estimate is based on a current assessment of the year 2000 projects and is subject to change as the projects progress.

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

The company continues to assess and refine the contingency plans it is developing in the event it does not complete all phases of its year 2000 program and to respond to year 2000 related events outside its control.

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

Part II - OTHER INFORMATION
-------   -----------------
Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 29, 1999 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

      1.  Election of Directors as follows:

          J. P. Bolduc - 234,277,442 votes for; 2,858,530 votes withheld

          James J. Duderstadt - 234,339,107 votes for; 2,796,865 votes withheld

          Kenneth A. Macke - 234,212,882 votes for; 2,923,090 votes withheld

      2. A proposal to ratify the selection of the Company's independent auditors - 235,947,649 votes for; 1,188,322 votes against; 681,936 abstentions


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended June 30, 1999, the Company filed two Current Reports on Form 8-K dated April 1, 1999 and June 15, 1999, respectively, to report under Item 5 of such Form.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISYS CORPORATION

Date: August 10, 1999                      By: /s/ Robert H. Brust
                                             ----------------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                         By: /s/Janet M. Brutschea Haugen
                                             ----------------------------
                                             Janet M. Brutschea Haugen
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                             EXHIBIT INDEX



Exhibit
Number                        Description
-------                       -----------



10.1     Unisys Corporation Executive Life Insurance Program

10.2 Amendment, effective April 28, 1999, to the 1990 Unisys Long-Term Incentive Plan

11.1 Statement of Computation of Earnings Per Share for the six months ended June 30, 1999 and 1998

11.2 Statement of Computation of Earnings Per Share for the three months ended June 30, 1999 and 1998

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule