Form 10-Q
period 1999-09-30
UNISYS CORP
filed 1999-11-12
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

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

     Number of shares of Common Stock outstanding as of September 30, 1999:
309,905,309.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                       UNISYS CORPORATION
                CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          (Millions)

                                         September 30, December 31,
                                            1999           1998
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  374.0       $  616.4
Accounts and notes receivable, net         1,262.0        1,239.0
Inventories
   Parts and finished equipment              227.9          264.1
   Work in process and materials             178.6          206.9
Deferred income taxes                        477.4          428.8
Other current assets                         110.8           88.9
                                          --------       --------
Total                                      2,630.7        2,844.1
                                          --------       --------

Properties                                 1,723.7        1,734.6
Less-Accumulated depreciation              1,137.3        1,149.2
                                          --------       --------
Properties, net                              586.4          585.4
                                          --------       --------
Investments at equity                        191.4          184.6
Software, net of accumulated amortization    248.0          247.7
Prepaid pension cost                         917.6          833.8
Deferred income taxes                        721.4          694.4
Other assets                                 269.7          223.2
                                          --------       --------
Total                                     $5,565.2       $5,613.2
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   43.4       $   52.2
Current maturities of long-term debt          26.3            4.1
Accounts payable                             993.4          928.5
Other accrued liabilities                  1,098.5        1,308.2
Dividends payable                                            26.6
Estimated income taxes                       345.1          277.0
                                          --------       --------
Total                                      2,506.7        2,596.6
                                          --------       --------
Long-term debt                               950.9        1,106.7
Other liabilities                            351.7          374.3

Stockholders' equity
Preferred stock                                           1,444.7
Common stock, issued: 1999, 311.8;
   1998, 259.4                                 3.1            2.6
Accumulated deficit                       (1,198.7)      (1,532.2)
Other capital                              3,547.6        2,152.1
Accumulated other comprehensive
   loss                                     (596.1)        (531.6)
                                          --------       --------
Stockholders' equity                       1,755.9        1,535.6
                                          --------       --------
Total                                     $5,565.2       $5,613.2
                                          ========       ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                        Three Months            Nine Months
                                     Ended September 30     Ended September 30
                                     ------------------     ------------------
                                       1999      1998         1999      1998
                                     --------  --------     --------  --------
Revenue                              $1,865.4  $1,792.3     $5,584.7  $5,185.6
                                     --------  --------     --------  --------
Cost and expenses
  Cost of revenue                     1,195.2   1,186.4      3,581.8   3,429.9
  Selling, general and
    administrative                      354.8     331.1      1,034.9     998.6
  Research and development expenses      86.2      76.9        251.4     225.0
                                     --------  --------     --------  --------
                                      1,636.2   1,594.4      4,868.1   4,653.5
                                     --------  --------     --------  --------
Operating income                        229.2     197.9        716.6     532.1

Interest expense                         34.1      42.7        103.0     131.8
Other income (expense), net               1.0      (7.6)       (65.3)    (19.7)
                                     --------  --------     --------  --------
Income before income taxes              196.1     147.6        548.3     380.6
Estimated income taxes                   45.6      53.8        169.9     139.9
                                     --------  --------     --------  --------
Income before extraordinary item        150.5      93.8        378.4     240.7
Extraordinary item                      (12.1)                 (12.1)
                                     --------  --------     --------  --------
Net income                              138.4      93.8        366.3     240.7

Dividends on preferred shares             1.9      26.6         36.7      79.9
                                     --------  --------     --------  --------

Earnings on common shares            $  136.5  $   67.2     $  329.6  $  160.8
                                     ========  ========     ========  ========
Earnings per common share - basic
  Before extraordinary item          $    .49  $    .26     $   1.22  $    .64
  Extraordinary item                     (.04)                  (.04)
                                     --------  --------     --------  --------
  Total                              $    .45  $    .26     $   1.18  $    .64
                                     ========  ========     ========  ========
Earnings per common share - diluted
  Before extraordinary item          $    .47  $    .25     $   1.17  $    .60
  Extraordinary item                     (.04)                  (.04)
                                     --------  --------     --------  --------
  Total                              $    .43  $    .25     $   1.13  $    .60
                                     ========  ========     ========  ========


See notes to consolidated financial statements.


                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Nine Months Ended
                                                      September 30
                                                    ------------------
                                                      1999       1998
                                                    --------   --------
Cash flows from operating activities
Income before extraordinary item                   $   378.4  $   240.7
Add (deduct) items to reconcile income before
    extraordinary item to net cash provided by
    operating activities:
Extraordinary item                                     (12.1)
Depreciation                                           105.3      108.3
Amortization:
   Marketable software                                  83.6       85.0
   Goodwill                                             10.2        7.2
(Increase)decrease in deferred income taxes, net       (70.3)        .6
(Increase)decrease in receivables, net                 (47.1)      14.8
Decrease in inventories                                 64.4       18.4
(Decrease) in accounts payable and
   other accrued liabilities                          (224.0)    (106.5)
Increase in estimated income taxes                      68.1       72.0
(Decrease)increase in other liabilities                (16.2)      17.0
(Increase) in other assets                             (94.4)    ( 16.4)
Other                                                   74.2     (  8.9)
                                                     -------    -------
Net cash provided by operating activities              320.1      432.2
                                                     -------    -------
Cash flows from investing activities
   Proceeds from investments                           803.6    1,448.3
   Purchases of investments                           (778.2)  (1,444.8)
   Proceeds from sales of properties                    21.7        1.1
   Investment in marketable software                   (83.7)    ( 79.1)
   Capital additions of properties                    (139.0)    (112.3)
   Purchases of businesses                             (53.9)
                                                     -------    -------
Net cash used for investing activities                (229.5)    (186.8)
                                                     -------    -------
Cash flows from financing activities
   Redemption of preferred stock                      (197.0)
   Proceeds from issuance of long-term debt             30.3      195.2
   Payments of long-term debt                         (161.5)    (438.9)
   Net (reduction in )proceeds from short-term
    borrowings                                          (9.1)       6.5
   Dividends paid on preferred shares                  (59.4)    ( 79.9)
   Proceeds from employee stock plans                   74.4       61.5
                                                     -------    -------
Net cash used for financing activities                (322.3)    (255.6)
                                                     -------    -------
Effect of exchange rate changes on
   cash and cash equivalents                           (10.7)    ( 18.1)
                                                     -------    -------

(Decrease) in cash and cash equivalents               (242.4)    ( 28.3)
Cash and cash equivalents, beginning of period         616.4      824.2
                                                    --------   --------
Cash and cash equivalents, end of period            $  374.0   $  795.9
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended     Nine Months Ended
                            September 30          September 30
                         ------------------     -----------------
                           1999       1998        1999     1998
                         -------    -------     -------   -------
          Basic          302,183    254,876     279,678   252,458
          Diluted        314,541    271,740     292,733   268,840

b. A summary of the company's operations by business segment for the three and nine month periods ended September 30, 1999 and 1998 is presented below(in millions of dollars):

                             Total    Corporate    Services    Technology
     Three Months Ended      -----    ---------    --------    ----------
     September 30, 1999
     ------------------
     Customer revenue       $1,865.4               $1,318.5      $  546.9
     Intersegment                      $(151.7)        17.7         134.0
                            --------   --------    --------      --------
     Total revenue          $1,865.4   $(151.7)    $1,336.2      $  680.9
                            ========   ========    ========      ========
     Operating income(loss) $  229.2   $ (13.5)    $  104.9      $  137.8
                            ========   ========    ========      ========

     Three Months Ended
     September 30, 1998
     ------------------
     Customer revenue       $1,792.3               $1,268.9      $  523.4
     Intersegment                      $(118.4)        16.3         102.1
                            --------   --------    --------      --------
     Total revenue          $1,792.3   $(118.4)    $1,285.2      $  625.5
                            ========   ========    ========      ========
     Operating income(loss) $  197.9   $(  1.5)    $   92.3      $  107.1
                            ========   ========    ========      ========

     Nine Months Ended
     September 30, 1999
     ------------------
     Customer revenue       $5,584.7               $3,901.3      $1,683.4
     Intersegment                      $(415.6)        49.0         366.6
                            --------   --------    --------      --------
     Total revenue          $5,584.7   $(415.6)    $3,950.3      $2,050.0
                            ========   ========    ========      ========
     Operating income(loss) $  716.6   $ (21.6)    $  288.7      $  449.5
                            ========   ========    ========      ========

     Nine Months Ended
     September 30, 1998
     ------------------
     Customer revenue       $5,185.6               $3,561.5      $1,624.1
     Intersegment                      $(366.8)        47.3         319.5
                            --------   --------    --------      --------
     Total revenue          $5,185.6   $(366.8)    $3,608.8      $1,943.6
                            ========   ========    ========      ========
     Operating income(loss) $  532.1   $( 28.6)    $  224.6      $  336.1
                            ========   ========    ========      ========

Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                             Three Months      Nine Months
                                            Ended Sept 30     Ended Sept 30
                                            ---------------   -------------
                                             1999     1998     1999    1998
                                             ----     ----    ------  ------
     Total segment operating income         $242.7   $199.4   $738.2  $560.7
     Interest expense                       ( 34.1)  ( 42.7)  (103.0) (131.8)
     Other income (expense), net               1.0   (  7.6)  ( 65.3) ( 19.7)
     Corporate and eliminations             ( 13.5)  (  1.5)  ( 21.6) ( 28.6)
                                            ------   ------   ------  ------
     Total income before income taxes       $196.1   $147.6   $548.3  $380.6
                                            ======   ======   ======  ======

c. Comprehensive income for the three and nine months ended September 30, 1999 and 1998 includes the following components (in millions of dollars):

                                       Three Months         Nine Months
                                       Ended Sept 30       Ended Sept 30
                                       ---------------     -------------
                                        1999     1998      1999    1998
                                       ------   ------    ------  ------
     Net income                        $138.4   $ 93.8    $366.3  $240.7
     Other comprehensive
       income (loss)
        Foreign currency
         translation adjustment         (19.9)   (35.6)    (63.0)  (90.3)
        Related tax expense
         (benefit)                        1.0    (  .1)      1.5   ( 2.3)
                                       ------    -----    ------  ------
     Total other comprehensive
       income (loss)                    (20.9)   (35.5)    (64.5)  (88.0)
                                       ------    -----    ------  ------

     Comprehensive income              $117.5   $ 58.3    $301.8  $152.7
                                       ======   ======    ======  ======


     Accumulated other comprehensive income (loss), (all of which relates to foreign currency translation adjustments) as of September 30, 1999 and December 31, 1998 is as follows (in millions of dollars):

                                         September 30,      December 31,
                                             1999               1998
                                        -------------- -    ------------

     Balance at beginning of period       $(531.6)            $(448.1)
     Translation adjustments               ( 64.5)             ( 83.5)
                                          -------             -------
     Balance at end of period             $(596.1)            $(531.6)
                                          =======             =======

d. In August of 1999, the company acquired PulsePoint Communications, Tech Hackers, Inc. and Publishing Partners International, Inc. Approximately
     2.9 million shares of the company's common stock were exchanged for all of the outstanding shares of these companies. The transactions were accounted for as poolings of interests; therefore, all prior periods presented were restated.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------
For the three months ended September 30, 1999, the company reported net income of $138.4 million, or $.43 per diluted common share, compared to $93.8 million, or $.25 per share, for the three months ended September 30, 1998. Income in the current quarter includes a one-time tax benefit of $22.0 million, or $.07 per diluted common share, related to a recently issued U.S. Treasury income tax regulation, as well as an extraordinary charge of $12.1 million, or $.04 per diluted share, for the early extinguishment of debt. Excluding these items, third quarter earnings per share rose 60% to $.40 per share compared to $.25 per share in the year-ago quarter.

Total revenue for the quarter ended September 30, 1999 was $1.87 billion, up 4% from revenue of $1.79 billion for the quarter ended September 30, 1998. Excluding the negative impact of foreign currency fluctuations, revenue in the quarter rose 7%. Total gross profit percent increased to 35.9% in the third quarter of 1999 from 33.8% in the year-ago period.

For the three months ended September 30, 1999, selling, general and administrative expenses were $354.8 million (19.0% of revenue) compared to $331.1 million (18.5% of revenue) for the three months ended September 30, 1998. Research and development expenses were $86.2 million compared to $76.9 million a year earlier.

For the third quarter of 1999, the company reported an operating income percent of 12.3% compared to 11.0% for the third quarter of 1998.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 1999
------------------
Customer revenue          $1,865.4                  $1,318.5    $546.9
Intersegment                           $(151.7)         17.7     134.0
                          --------     -------      --------    ------
Total revenue             $1,865.4     $(151.7)     $1,336.2    $680.9
                          ========     =======      ========    ======

Gross profit percent          35.9%                     25.8%     48.5%
                          ========                  ========    ======
Operating income percent      12.3%                      7.8%     20.2%
                          ========                  ========    ======
Three Months Ended
September 30, 1998
------------------
Customer revenue          $1,792.3                  $1,268.9    $523.4
Intersegment                           $(118.4)         16.3     102.1
                          --------     -------      --------    ------
Total revenue             $1,792.3     $(118.4)     $1,285.2    $625.5
                          ========     =======      ========    ======

Gross profit percent          33.8%                     24.5%     47.4%
                          ========                  ========    ======
Operating income percent      11.0%                      7.2%     17.1%
                          ========                  ========    ======

In the Services segment, customer revenue increased by 4% to $1.32 billion in the third quarter of 1999 from $1.27 billion in the third quarter of 1998 due principally to growth in outsourcing revenue. Excluding proprietary maintenance revenue, which continues to decline industry-wide, revenue increased 6% in the quarter. Services revenue growth in the quarter was constrained by weakness in network services, particularly in the Federal government business, due to intense competitive pricing pressures and delays in the expected rollout of some large networking projects; however, this is not materially impacting profitability because of the lower-margin nature of this business. Revenue from enterprise Windows NT services business was also lower than expected as the market for these services is developing more slowly than anticipated in the short term as companies evaluate the NT operating environment for mission-critical performance.

In the third quarter of 1999, services gross profit increased to 25.8% from 24.5% in 1998, and operating profit was 7.8% compared to 7.2% in 1998. The increase in services operating profit was largely due to ongoing cost reduction programs as well as stringent cost controls over discretionary expenditures.

In the Technology segment, customer revenue increased 4% to $547 million in the third quarter of 1999 from $523 million in the prior-year period as some customers shifted technology spending from the fourth quarter into the third quarter as they prepare for the year 2000 transition. This shift more than
offset the expected declines in personal computer revenue.   The shift of
technology revenue from the fourth quarter to the third quarter is expected to result in a decline in technology revenue in the fourth quarter of 1999 when compared to the prior year quarter. The gross profit percent was 48.5% in 1999, compared to 47.4% in 1998. Operating profit in this segment was 20.2% in 1999 compared to 17.1% in 1998. The increase in operating profit, above the increase in gross profit, was largely due to the ongoing cost reduction efforts.

The company expects that the issues in its network and NT services businesses, the impact of foreign currency exchange rates, the year 2000 transition, and organizational changes to be made in the fourth quarter will have a negative impact on its revenue for the next two quarters.

Interest expense for the three months ended September 30, 1999 declined to $34.1 million from $42.7 million for the three months ended September 30, 1998. The decline was principally due to the company's debt reduction program.

Other income (expense), net, which can vary from quarter to quarter, was income of $1.0 million in the current quarter compared to an expense of $7.6 million in the year-ago quarter. The change was mainly due to lower foreign exchange losses and gains on the sale of certain investments in the current quarter offset in part by lower interest income.

Income before income taxes was $196.1 million in the third quarter of 1999 compared to $147.6 million last year. The provision for income taxes was $45.6 million in the current period compared to $53.8 million in the year-ago period. The tax provision in the current period includes a one-time benefit of $22.0 million related to a recently issued U.S. Treasury income tax regulation pertaining to the use of net operating loss carryforwards of acquired companies.

For the nine months ended September 30, 1999, net income was $366.3 million, or $1.13 per diluted common share, compared to net income of $240.7 million, or $.60 per diluted common share, last year. The current period income includes the tax benefit of $22.0 million, or $.07 per diluted common share, discussed above and an extraordinary item for the early extinguishment of debt of $12.1 million, or $.04 million per diluted common share. Excluding these items, diluted earnings per share was $1.10 for the nine months ended September 30, 1999 compared to $.60 in the year-ago period. Revenue was $5.58 billion compared to $5.19 billion for the first nine months of 1998.

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

Financial Condition
-------------------

Cash and cash equivalents at September 30, 1999 were $374.0 million compared to $616.4 million at December 31, 1998. During the nine months ended September 30, 1999, cash provided by operations was $320.1 million compared to $432.2 million a year ago principally reflecting a decrease in working capital. The company's days of sales outstanding increased, primarily reflecting late quarter-end technology sales that were not able to be collected in September.

Cash used for investing activities during the first nine months of 1999 was $229.5 million compared to $186.8 million during the first nine months of 1998. The increase was principally due to the purchase of Datamec, a Brazilian application outsourcing company, in June of 1999.

Cash used for financing activities during the first nine months of 1999 was $322.3 million compared to $255.6 million in the year-ago period. Included in the current period were payments of $197.0 million for redemptions of preferred stock and $161.5 million related to the early redemption of long-term debt. In the year-ago period $438.9 million of payments on long-term debt were offset by proceeds of $195.2 million for issuances of long-term debt.

At September 30, 1999, total debt was $1.0 billion, a decrease of $142.4 million from December 31, 1998. The decrease was principally due to the early extinguishment, by means of open market purchases in the current quarter, of $115.8 million principal amount of the company's 11 3/4% senior notes due 2004, and $25.5 million of 12% senior notes due 2003. The decrease also reflects the March 15, 1999 conversion into common stock of the remaining $27 million of the 8 1/4% convertible subordinated notes due 2006, which were called during the first quarter. Approximately 3.9 million common shares were issued for the conversion of the 8 1/4% notes.

During the nine months ended September 30, 1999, all shares of the company's Series A cumulative convertible preferred stock were either converted into the company's common stock or redeemed for cash in response to various calls by the company. These actions have eliminated all $1.4 billion of Series A preferred stock (28.4 million shares) and $106.5 million of annual dividend payments. Overall in 1999, of the 28.4 million shares of Series A preferred stock that were outstanding at the beginning of the year, 24.5 million shares were converted into 40.8 million shares of common stock and 3.9 million shares were redeemed for $197.0 million in cash.

As part of the company's ongoing program to reduce interest expense, in the third quarter of 1999, the company entered into interest rate and currency swaps for Japanese yen and euro. In these arrangements, the company receives payments based on a U.S. fixed rate of interest and pays interest based on a foreign currency denominated floating rate. The company is obligated to deliver, on April 1, 2008, 23.2 billion yen in exchange for $200 million and is obligated to deliver, on October 15, 2004, 194.4 million euro in exchange for $200 million. These currency swaps have been designated as hedges of the company's net investments in entities measured in these currencies.

The company has a $400 million credit agreement which expires June 2001. As of September 30, 1999, there were no borrowings under the agreement.

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

On July 2, 1999, Moody's Investors Service increased its rating on the company's senior long-term debt to Bal from Ba3; on August 2, 1999, Standard & Poor's Corporation increased its rating on the company's senior long-term debt to BB+ from BB-; and on August 10, 1999, Duff & Phelps Credit Rating Co. increased its rating on the company's senior long-term debt to BBB- from BB+.

At September 30, 1999, the company had deferred tax assets in excess of deferred tax liabilities of $1,457 million. For the reasons cited below, management determined that it is more likely than not that $1,136 million of such assets will be realized, therefore resulting in a valuation allowance of $321 million.

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

Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors that may affect future results" below. The combination of these factors is expected to be sufficient to realize the entire amount of net deferred tax assets. Approximately $3.4 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets.

Stockholders' equity increased $220.3 million during the nine months ended September 30, 1999, principally reflecting net income of $366.3 million, issuance of stock under stock option and other plans of $87.2 million, $53.8 million of tax benefits related to employee stock plans, and $26.4 million from conversion of the remaining 8 1/4% convertible notes, offset in part by the redemption of $197.0 million of preferred stock, translation adjustments of $64.5 million, and preferred stock dividends declared of $32.8 million.

In August of 1999, the company acquired PulsePoint Communications, Tech Hackers, Inc. and Publishing Partners International, Inc. Approximately 2.9 million shares of the company's common stock were exchanged for all of the outstanding shares of these companies. The transactions were accounted for as poolings of interests; therefore, all prior periods presented were restated.

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

The company initially focused on the IT systems that are critical to running its business. As of September 30, 1999, the company has completed the remediation, integrated testing and replacement of its major mission critical IT applications. The company expects to eliminate any remaining non-compliant, non-critical IT systems by December 1, 1999.

The company has completed an inventory and assessment of its key non-IT systems, such as data and voice communications, building management, and manufacturing systems. The company has completed remediation of those systems that were not year 2000 ready, with the exception of some telecommunications equipment and voice mail systems in a few locations, which are expected to be completed in the last quarter of 1999.

The company estimates that, as of September 30, 1999, the cost of remediating/replacing its internal systems has been approximately $26 million. Any remaining expenditures in 1999 are expected to be minimal. The company has funded this effort through normal working capital. This estimate does not include the cost of replacing or consolidating IT systems in connection with the company's worldwide IT simplification project, which was undertaken for reasons unrelated to year 2000 issues, potential costs related to any customer or other claims, the costs associated with making the company's product offerings year 2000 ready, and the costs of any disruptions caused by suppliers not being year 2000 ready. This estimate is based on a current assessment of the year 2000 projects and is subject to change as the projects progress.

Although the company does not believe that it will incur material costs or experience material disruptions in its business associated with the year 2000, there can be no assurance that the company will not experience serious unanticipated negative consequences and/or material costs. The company may see increased customer satisfaction costs related to year 2000 over the next few years. In addition some commentators have stated that a significant amount of litigation may arise out of year 2000 compliance issues, and the company is aware of a growing number of lawsuits against information technology and solutions providers. Although the company believes it has taken adequate measures to address year 2000 issues, because of the unprecedented nature of such litigation, it is uncertain to what extent the company may be affected by it. Customer spending patterns have also been, and may continue to be, impacted by the year 2000 issue, although the company is unable to quantify the impact. Efforts by customers to address year 2000 issues may absorb a substantial part of their IT budgets in the near term, and customers may either accelerate or delay the purchase of new applications and systems. While this behavior may increase demand for certain of the company's products and services, it could also soften demand. In the three months ended September 30, 1999, the company has experienced such a shift in revenue patterns as some customers have shifted technology spending from the fourth quarter of 1999 into the third quarter as they prepare for the year 2000 transition. In addition, there can be no assurance that the company's current product offerings do not contain undetected errors or defects associated with year 2000 date functions that may result in increased costs to the company.

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

Conversion to the Euro Currency
-------------------------------

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the euro. The transition period for the introduction of the euro began on January 1, 1999. Beginning January 1, 2002, the participating countries will issue new euro-denominated bills and coins for use in cash transactions. No later than July 1, 2002, the participating countries will withdraw all bills and coins denominated in the legacy currencies, so that the legacy currencies no longer will be legal tender for any transactions, making the conversion to the euro complete.

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

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; on its ability to successfully implement its fourth quarter organizational realignments; on its ability to mitigate the effects of competitive pressures and volatility in the information services and technology industry on revenues, pricing and margins; on its ability to effectively manage the shift of its business mix away from traditional high-margin product and services offerings; and on its ability to successfully attract and retain highly skilled people. In addition, future operating results could be impacted by market demand for and acceptance of the company's service and product offerings.

Certain of the company's systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services at an agreed-upon price. Future results will depend on the company's ability to profitably perform these services contracts and bid and obtain new contracts.

Approximately 55% of the company's total revenue derives from international operations. The risk of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

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

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

A number of purported class actions seeking unspecified compensatory damages have been filed against Unisys and two current and one former officer in the U.S. District Court for the Eastern District of Pennsylvania by persons who purchased Unisys common stock during the period May 4, 1999 through October 14, 1999. The plaintiffs in these actions allege violations of the Federal securities laws in connection with statements made by the Company concerning certain of its services contracts. These actions, which are in the early stages, include the following: Frances W. Smith, et al v. Unisys Corporation, Larry Weinbach, Jack McHale and Gerald Gagliaradi (filed on October 28,
1999); Sam Wietschner, et al v. Unisys Corporation, et al (filed on November 1, 1999); Larry Morrison, et al v. Unisys Corporation, et al (filed on November 4, 1999) and Alex Igdalski and Michael Sayegh, et al v. Unisys Corporation, et al (filed on November 9, 1999). The Company believes it has meritorious defenses to these actions and intends to defend them vigorously.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended September 30, 1999, the Company filed one Current Report on Form 8-K dated July 15, 1999 to report under Items 5 and 7 of such Form.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNISYS CORPORATION

Date: November 12, 1999                  By: /s/ Robert H. Brust
                                             ----------------------------
                                             Robert H. Brust
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                         By: /s/ Janet M. Brutschea Haugen
                                             -----------------------------
                                             Janet M. Brutschea Haugen
                                             Vice President and Controller
                                             (Chief Accounting Officer)

                             EXHIBIT INDEX



Exhibit
Number                        Description
-------                       -----------



3.1      Restated Certificate of Incorporation of Unisys Corporation

10.1     Amendment, effective September 24, 1999, to the Director Stock
         Unit Plan

10.2 Amendments, effective September 24, 1999, to the Deferred Compensation Plan for Executives of Unisys Corporation

10.3     Amendment, effective September 24, 1999, to the Deferred
         Compensation Plan for Directors of Unisys Corporation

11.1 Statement of Computation of Earnings Per Share for the nine months ended September 30, 1999 and 1998

11.2 Statement of Computation of Earnings Per Share for the three months ended September 30, 1999 and 1998

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27.1     Financial Data Schedule for the period ended September 30, 1999

27.2     Restated Financial Data Schedule for the year ended December 31, 1996

27.3     Restated Financial Data Schedule for the year ended December 31, 1997

27.4     Restated Financial Data Schedule for the period ended March 31, 1998

27.5     Restated Financial Data Schedule for the period ended June 30, 1998

27.6     Restated Financial Data Schedule for the period ended September 30,
         1998

27.7     Restated Financial Data Schedule for the year ended December 31, 1998

27.8     Restated Financial Data Schedule for the period ended March 31, 1999

27.9     Restated Financial Data Schedule for the period ended June 30, 1999