Form 10-K
period 1999-12-31
UNISYS CORP
filed 2000-02-14
CIK 746838

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]          SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[_]          OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01           New York Stock Exchange
Preferred Share Purchase Rights        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO ____
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates: approximately $9,902,024 as of December 31, 1999. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 1999: 310,582,112.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 1999 Annual Report to Stockholders -- Part I,
Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for the 2000 Annual Meeting of Stockholders -- Part III.

                                    PART I


ITEM 1.  BUSINESS
-----------------

     Unisys Corporation ("Unisys" or the "Company") is a worldwide information services and technology company. It provides services, systems and solutions, its Unisys e-@ction Solutions, that help customers apply information technology to seize the opportunities and overcome the challenges of the internet economy.

     Unisys has two business segments -- Services and Technology. Financial information concerning the two segments is set forth in Note 15, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1999 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The principal executive offices of Unisys are located at Unisys Way, Blue Bell, Pennsylvania 19424.

Principal Products and Services
-------------------------------

     Unisys provides services and technology to commercial businesses and governments throughout most of the world.

     In the Services segment, Unisys integrates and delivers the solutions, services and network infrastructure required by business and government to transform their organizations for the internet economy. Unisys offers a portfolio of solutions targeted at seven key vertical industries: financial services, communications, transportation, publishing, commercial, worldwide public sector and U.S. federal government. Offerings in the Services segment include vertical industry and custom solutions, systems integration, outsourcing, network services and multi-vendor information systems management and support.

     In the Technology segment, Unisys develops servers and related products which operate in high-volume, mission-critical environments. Major offerings include enterprise-class servers such as the ClearPath Enterprise server, which integrates proprietary and "open" platforms; Windows NT servers with enterprise-class attributes; system middleware to power high-end servers; storage products; payment systems; and specialized technologies.

     Products and services are marketed primarily through a direct sales force. In certain foreign countries, Unisys markets primarily through distributors. Unisys manufactures a significant portion of its product lines. Some products, including certain personal computers, peripheral products, and software products, are manufactured for Unisys to its design or specifications by other business equipment manufacturers or software suppliers.

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

Backlog
-------

     In the Services segment, firm order backlog at December 31, 1999 was $4.6 billion, compared to $3.4 billion at December 31, 1998. Approximately $2.0 billion (44%) of 1999 backlog is expected to be filled in 2000. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded U.S. Government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

     At the end of 1999, the Company also had $2.3 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts for 1998 was $2.4 billion.

     Because of the relatively short cycle between order and shipment in its Technology segment, the Company believes that backlog information for this segment is not material to the understanding of its business.

Customers
---------

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products to various agencies of the U.S. government represented 11% of total consolidated revenue in 1999.

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

Research and Development
------------------------

     Unisys-sponsored research and development costs were $339.4 million in 1999, $308.3 million in 1998, and $314.8 million in 1997.

Environmental Matters
---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2000 and 2001.

Employees
---------

     As of December 31, 1999, Unisys had approximately 35,800 employees.

International and Domestic Operations
-------------------------------------

     Financial information by geographic area is set forth in Note 15, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 1999 Annual Report to Stockholders, and such information is incorporated herein by reference.

Year 2000
---------

     The Company's Year 2000 disclosure is included under the heading "Year 2000 readiness disclosure" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1999 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 2.  PROPERTIES
-------------------

     As of December 31, 1999, Unisys had 26 major facilities in the United States with an aggregate floor space of approximately 5.5 million square feet, located primarily in California, Illinois, Michigan, Minnesota, Pennsylvania, Utah and Virginia. Three of these facilities, with aggregate floor space of approximately 1.5 million square feet, were owned by Unisys and 23, with approximately 4.0 million square feet of floor space, were leased to Unisys. Approximately 4.6 million square feet of the U.S. facilities were in current operation, approximately .7 million square feet were subleased to others, and approximately .2 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     As of December 31, 1999, Unisys had 29 major facilities outside the United States with an aggregate floor space of approximately 2.8 million square feet, located primarily in Brazil, Canada, France, South Africa, Switzerland and the United Kingdom. Six of these facilities, with approximately
 .9 million square feet of floor space, were owned by Unisys and 23, with approximately 1.9 million square feet of floor space, were leased to Unisys. Approximately 2.0 million square feet were in current operation, approximately
 .4 million square feet were subleased to others, and approximately .4 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     Unisys major facilities include offices, laboratories, centers of excellence, manufacturing plants, warehouses, and distribution and sales centers. Unisys believes that its facilities are suitable and adequate for current and presently projected needs. Unisys continuously reviews its anticipated requirements for facilities and will from time to time acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as necessary.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     As previously reported, most recently in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, a number of purported class action lawsuits seeking unspecified compensatory damages have been filed against the Company and various current and former officers in the U.S. District Court for the Eastern District of Pennsylvania by persons who acquired the Company's common stock during the period May 4, 1999 through October 14, 1999. The plaintiffs in these actions allege violations of the Federal securities laws in connection with statements made by the Company concerning certain of its services contracts. These actions, which are in the early stages, include the following: Frances W. Smith, et al. v. Unisys
                                      ----------------------------------
Corporation, Larry Weinbach, Jack McHale and Gerald Gagliardi (filed on October
-------------------------------------------------------------
28, 1999); Sam Wietschner, et al. v. Unisys Corporation, et al. (filed on
           ----------------------------------------------------
November 1, 1999); Larry Morrison, et al. v. Unisys Corporation, et al. (filed
                   ----------------------------------------------------
on November 4, 1999); Alex Igdalski and Michael Sayegh, et al. v. Unisys
                      --------------------------------------------------
Corporation, et al. (filed on November 9, 1999); Patrick Yam, et al. v. Unisys
-------------------                              -----------------------------
Corporation, et al. (filed on November 12, 1999); Edward L. Slate, et al. v.
-------------------                               --------------------------
Unisys Corporation, et al. (filed on November 12, 1999); Joseph Operman, et al.
--------------------------                               ----------------------
v. Unisys Corporation, et al. (filed on November 16, 1999); Molly Levin,
-----------------------------                               ------------
Custodian for Elizabeth H. Levin, et al. v. Unisys Corporation, et al. (filed on
----------------------------------------------------------------------
November 19, 1999); Gary L. Hopkins, et al. v. Unisys Corporation, et al. (filed
                    -----------------------------------------------------
on November 24, 1999); Marlene M. and Paul L. Baertschiger, et al. v. Unisys
                       -----------------------------------------------------
Corporation, et al. (filed on December 1, 1999); Joseph Lasensky, et al. v.
-------------------                              --------------------------
Unisys Corporation, et al. (filed on December 3, 1999); and Robert M. Peters, et
--------------------------                                  --------------------
al. v. Unisys Corporation, Lawrence A. Weinbach, James F. McGuirk II, Jack F.
-----------------------------------------------------------------------------
McHale and Gerald Gagliardi (filed on December 3, 1999).  The Company believes
---------------------------
it has meritorious defenses to these actions and intends to defend them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 1999.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

  Information concerning the executive officers of Unisys is set forth below.


       Name                     Age           Position with Unisys
       ----                     ---           --------------------

Lawrence A. Weinbach            60      Chairman of the Board, President
                                        and Chief Executive Officer

Jack A. Blaine                  55      Executive Vice President; President,
                                        Worldwide Sales and Services

George R. Gazerwitz             59      Executive Vice President; President,
                                        Systems & Technology

Joseph W. McGrath               47      Executive Vice President; President,
                                        Global Industries

David O. Aker                   53      Senior Vice President, Worldwide Human
                                        Resources

Harold S. Barron                63      Senior Vice President and General
                                        Counsel

James F. McGuirk II             56      Senior Vice President, Worldwide Public
                                        Sector

Janet B. Wallace                48      Senior Vice President; President, Global
                                        Network Services

Barbara A. Babcock              51      Vice President; President, e-Business
                                        Services

Richard D. Badler               49      Vice President, Corporate Communications

Robert D. Evans                 52      Vice President; President, Global
                                        Outsourcing

Janet Brutschea Haugen          41      Vice President, Controller and Acting
                                        Chief Financial Officer

Jack F. McHale                  50      Vice President, Investor Relations

Angus F. Smith                  58      Vice President and Treasurer

Nancy Straus Sundheim           48      Vice President, Secretary and Deputy
                                        General Counsel

Alastair M. Taylor              51      Vice President, Worldwide Financial
                                        Services


     There is no family relationship among any of the above-named executive officers. The Bylaws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer's earlier resignation or removal.

     Mr. Weinbach, Chairman of the Board, President and Chief Executive Officer since 1997. Prior to that time, he held the position of Managing Partner-Chief Executive of Andersen Worldwide (Arthur Andersen and Andersen Consulting), a global professional services organization. He had been with Andersen Worldwide since 1961.

     Mr. Blaine, Executive Vice President and President, Worldwide Sales and Services since January 2000. Prior to that time, he served as Senior Vice President and President of the Pacific Asia Americas Group (1996-1999); and Vice President and President of the Latin America and Caribbean Division (1995-1996). Mr. Blaine has been an officer since 1988.

     Mr. Gazerwitz, Executive Vice President and President, Systems and Technology since January 2000. Prior to that time, he served as Executive Vice President and President of the Computer Systems Group (1996-1999); and Vice President and Executive Vice President of Nihon Unisys Limited (1994-1996). Mr. Gazerwitz has been an officer since 1984.

     Mr. McGrath, Executive Vice President and President, Global Industries since January 2000. During 1999, he served as Senior Vice President of Major Accounts Sales and Chief Marketing Officer. Prior to joining Unisys in 1999, he was with Xerox Corporation from 1988 until 1998, serving as vice president and general manager of its Production Color Systems unit and as vice president of strategy and integration for the Production Systems division. Before that, Mr. McGrath was vice president and service director at Gartner Group. Mr. McGrath has been an officer since 1999.

     Mr. Aker, Senior Vice President, Worldwide Human Resources since 1997. Prior to that time, he served as Vice President, Worldwide Human Resources (1995-1997); and vice president of human resources for the information services and systems group (1994-1995). Mr. Aker has been an officer since 1995.

     Mr. Barron, Senior Vice President and General Counsel since 1993. From 1994 to 1999, he also served as Secretary. Mr. Barron has been an officer since 1991, when he joined the Company as Vice President and General Counsel.

     Mr. McGuirk, Senior Vice President, Worldwide Public Sector since January 2000. He has been a Senior Vice President since 1998 and also served as President, Federal Systems from 1992 to 1999. Mr. McGuirk has been an officer since 1996.

     Ms. Wallace, Senior Vice President and President, Global Network Services since January 2000. Ms. Wallace joined Unisys in 1999 as Vice President and President, Global Network Services. Prior to that, she was Vice President of Services Marketing and Sales, Compaq Computer Corporation (1998-1999); and Vice President of Marketing and Services, Digital Equipment Corporation (1993-1998). Ms. Wallace has been an officer since 2000.

     Ms. Babcock, Vice President and President, e-Business Services since January 2000. Prior to that time, she was the virtual general manager for electronic business (1999); and vice president of marketing and strategy for the information services group (1994-1999). Ms. Babcock has been an officer since 2000.

     Mr. Badler, Vice President, Corporate Communications since 1998. Prior to joining Unisys, he was Vice President, Corporate Communications for General Instrument Corporation (1996-1998); and an executive vice president and account director for Golin/Harris Communications in Chicago (1994-1996). Mr. Badler has been an officer since 1998.

     Mr. Evans, Vice President and President, Global Outsourcing since January 2000. Prior to that time, he served as vice president and general manager for outsourcing in North America (1996-1999); and vice president for information processing services and outsourcing (1995-1996). Mr. Evans has been an officer since 2000.

     Ms. Haugen, Vice President and Controller since 1996 and the Acting Chief Financial Officer since December 1999. Prior to 1996, she held the position of partner at Ernst & Young LLP. She had been with Ernst & Young LLP since 1980. Ms. Haugen has been an officer since 1996.

     Mr. McHale, Vice President, Investor Relations since 1997. From 1989 to 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.

     Mr. Smith, Vice President and Treasurer since 1997. Prior to that time, he served as the Treasurer of Rohm and Haas Company (1980-1997). Mr. Smith has been an officer since 1997.

     Ms. Sundheim, Vice President and Secretary since October 1999. She also has been Deputy General Counsel since 1990. Ms. Sundheim has been an officer since 1999.

     Mr. Taylor, Vice President, Worldwide Financial Services since January 2000. Prior to that time, he served as chief executive of the information services group in Europe (1998-1999); vice president and general manager of the financial market sector of the information services group (1996-1998); and vice president of operations and planning for the information services and solutions group (1995-1996). Mr. Taylor has been an officer since 2000.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
-------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

     Unisys Common Stock (trading symbol "UIS") is listed for trading on the New York Stock Exchange, on exchanges in Amsterdam, Brussels, and London and on the Electronical Stock Exchange in Switzerland. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading "Quarterly financial information", in the Unisys 1999 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 1999, there were 310.6 million shares outstanding and approximately 32,800 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     A summary of selected financial data for Unisys is set forth under the heading "Nine-year summary of selected financial data" in the Unisys 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Information concerning market risk is set forth under the heading "Market risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 1999 and 1998 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999, appearing in the Unisys 1999 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, appearing in the Unisys 1999 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 1999 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     (a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 2001" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 2002" in the Unisys Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 10, of this report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is set forth under the headings "EXECUTIVE COMPENSATION", "REPORT OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE" and "STOCK PERFORMANCE GRAPH" in the Unisys Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
-------------------------------------------------

     Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
-------------------------------------------------------------
         ON FORM 8-K
         -----------

(a)  The following documents are filed as part of this report:

1. Financial Statements from the Unisys 1999 Annual Report to Stockholders which are incorporated herein by reference:

                                                       Annual Report
                                                          Page No.
                                                       -------------
     Consolidated Balance Sheet at
      December 31, 1999 and December 31, 1998............... 39

     Consolidated Statement of Income for each of the
      three years in the period ended December 31, 1999......38

     Consolidated Statement of Cash Flows for each of the
      three years in the period ended December 31, 1999......40

     Consolidated Statement of Stockholders' Equity for
      each of the three years in the period ended
      December 31, 1999......................................41

     Notes to Consolidated Financial Statements...........42-59

     Report of Independent Auditors..........................60

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

     Schedule                                           Form 10-K
     Number                                             Page No.
     --------                                           ---------

     II     Valuation and Qualifying Accounts..............15

          The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 1999 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 16 through 19. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.25.

(b)  Reports on Form 8-K.

     During the quarter ended December 31, 1999, the Company filed no Current Reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNISYS CORPORATION

                                   /s/ Lawrence A. Weinbach
                                   By: ----------------------------
                                             Lawrence A. Weinbach
                                             Chairman of the Board,
                                             President and Chief
Date: February 14, 2000                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2000.


/s/ Lawrence A. Weinbach           *James J. Duderstadt
-------------------------           --------------------
Lawrence A. Weinbach                James J. Duderstadt
Chairman of the Board,              Director
President and Chief Executive
Officer (principal                 *Henry C. Duques
executive officer) and              ---------------------
Director                            Henry C. Duques
                                    Director

/s/ Janet Brutschea Haugen
---------------------------        *Gail D. Fosler
Janet Brutschea Haugen              --------------------
Vice President, Acting Chief        Gail D. Fosler
Financial Officer and Controller    Director
(principal financial and
accounting officer)


*J. P. Bolduc                      *Melvin R. Goodes
-----------------------             ---------------------
 J. P. Bolduc                       Melvin R. Goodes
 Director                           Director

*Kenneth A. Macke                  *Edwin A. Huston
-----------------------             ----------------------
 Kenneth A. Macke                   Edwin A. Huston
 Director                           Director

*Robert McClements, Jr.            *Theodore E. Martin
-----------------------             ----------------------
 Robert McClements, Jr.             Theodore E. Martin
 Director                           Director


                                   *By:/s/ Lawrence A. Weinbach
                                       --------------------------
                                           Lawrence A. Weinbach
                                            Attorney-in-Fact

                              UNISYS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (Millions)

                                   Additions
                       Balance at  Charged                       Balance
                       Beginning   to Costs                      at End
Description            of Period   and Expenses  Deductions (a)  of Period
--------------------------------------------------------------------------------


Allowance for Doubtful Accounts
(deducted from accounts and
notes receivable):



Year Ended
  December 31, 1997    $84.5       $10.2         $ (24.7)        $70.0

Year Ended
  December 31, 1998    $70.0       $ 4.0         $( 22.8)        $51.2

Year Ended
  December 31, 1999    $51.2       $13.6         $( 13.0)        $51.8

(a) Write-off of bad debts less recoveries.

                                 EXHIBIT INDEX

Exhibit
Number                           Description
-------                          -----------

3.1            Restated Certificate of Incorporation of
               Unisys Corporation (incorporated by reference to Exhibit
               3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.3 By-Laws of Unisys Corporation (incorporated by reference to Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 1995)

4.1 Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the registrant (incorporated by reference to Exhibit 4 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2 Form of Rights Agreement dated as of March 7, 1986, which includes as Exhibit A, the Certificate of Designations for the Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the registrant's Registration Statement on Form 8-A, dated March 11, 1986)

4.3            Amendment No. 1, dated as of February 22, 1996, to
               Rights Agreement (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated February 22, 1996)

10.1 Deferred Compensation Plan for Executives of Unisys Corporation, as amended and restated effective February 26, 1998 (incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998)

10.2 Amendment, effective September 24, 1999, to the Deferred Compensation Plan for Executives of Unisys Corporation (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.3 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective May 22, 1997 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.4 Amendment, effective September 24, 1999, to the Deferred Compensation Plan for Directors of Unisys Corporation (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.5 Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

10.6 Employment Agreement, dated September 23, 1997, between the registrant and Lawrence A. Weinbach (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997)

10.7 Unisys Corporation Director Stock Unit Plan, as amended and restated, effective May 22, 1997, (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.8 Amendment, effective September 24, 1999, to the Director Stock Unit Plan (incorporated by reference to Exhibit
               10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

10.9 Summary of supplemental executive benefits provided to officers of Unisys Corporation (incorporated by reference to Exhibit 10(k) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

10.10          Unisys Executive Annual Variable Compensation Plan
               (incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.11 1982 Unisys Long-Term Incentive Plan, as amended and restated through September 1, 1989 (incorporated by reference to Exhibit 10(p) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990)

10.12 Amendment, dated December 11, 1989, to the 1982 Unisys Long-Term Incentive Plan (incorporated by reference to
               Exhibit 10(o) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1989)

10.13 Amendment, dated July 25, 1990, to 1982 Unisys Long-Term Incentive Plan (incorporated by reference to Exhibit 10(r) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990)

10.14 1990 Unisys Long-Term Incentive Plan, effective as of January 1, 1990 (incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 20, 1990, for its 1990 Annual Meeting of Stockholders)

10.15 Amendment, dated May 26, 1994, to 1990 Unisys Long-Term Incentive Plan, effective as of February 22, 1990
               (incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on

               Form 10-K for the year ended December 31, 1994)

10.16 Amendment, dated May 25, 1995, to 1990 Unisys Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

10.17 Amendment, dated February 22, 1996, to 1990 Unisys Long-Term Incentive Plan (incorporated by reference to Exhibit 10 to registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996)

10.18 Amendment, effective April 28, 1999, to the 1990 Unisys Long-Term Incentive Plan (incorporated by reference to
               Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.19 Unisys Corporation Officers' Car Allowance Program, effective as of July 1, 1991 (incorporated by reference to Exhibit 10(hh) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991)

10.20 Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the registrant's Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.21 Unisys Corporation Elected Officer Pension Plan, as amended through May 22, 1997 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.22 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended through May 22, 1997
               (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.23 Unisys Corporation Executive Life Insurance Program (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.24 Employment Agreement, dated as of November 19, 1999, by and between Unisys Corporation and Joseph W. McGrath

10.25          Unisys Directors Stock Option Plan, effective January 1,
               2000

12             Computation of Ratio of Earnings to Fixed Charges

13 Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 1999

21             Subsidiaries of the Registrant

23             Consent of Independent Auditors

24             Power of Attorney

27             Financial Data Schedule