Form 10-Q
period 2000-03-31
UNISYS CORP
filed 2000-04-20
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

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

     Number of shares of Common Stock outstanding as of March 31, 2000:
311,775,241.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                       UNISYS CORPORATION
                CONSOLIDATED BALANCE SHEET (UNAUDITED)
                          (Millions)

                                          March 31,    December 31,
                                            2000          1999
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  397.4       $  464.0
Accounts and notes receivable, net         1,335.5        1,430.5
Inventories
   Parts and finished equipment              241.2          236.8
   Work in process and materials             136.1          136.1
Deferred income taxes                        475.6          472.7
Other current assets                         118.2          105.6
                                          --------       --------
Total                                      2,704.0        2,845.7
                                          --------       --------

Properties                                 1,747.0        1,723.0
Less-Accumulated depreciation              1,125.3        1,102.2
                                          --------       --------
Properties, net                              621.7          620.8
                                          --------       --------
Investments at equity                        221.9          225.5
Software, net of accumulated amortization    264.9          259.8
Prepaid pension cost                       1,011.6          975.9
Deferred income taxes                        655.6          655.6
Other assets                                 326.6          306.4
                                          --------       --------
Total                                     $5,806.3       $5,889.7
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   52.1       $   26.9
Current maturities of long-term debt         421.4           22.9
Accounts payable                             926.4        1,036.7
Other accrued liabilities                  1,057.6        1,183.1
Estimated income taxes                       355.3          348.9
                                          --------       --------
Total                                      2,812.8        2,618.5
                                          --------       --------
Long-term debt                               553.2          950.2
Other liabilities                            352.7          367.7

Stockholders' equity
Common stock, issued: 2000, 313.7;
   1999,312.5                                  3.1            3.1
Accumulated deficit                       (  947.9)      (1,054.4)
Other capital                              3,599.9        3,575.0
Accumulated other comprehensive
   loss                                     (567.5)        (570.4)
                                          --------       --------
Stockholders' equity                       2,087.6        1,953.3
                                          --------       --------
Total                                     $5,806.3       $5,889.7
                                          ========       ========
See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2000           1999
                                           --------       --------
Revenue                                    $1,668.7       $1,822.8
                                           --------       --------
Costs and expenses
   Cost of revenue                          1,129.4        1,154.2
   Selling, general and administrative        281.5          334.9
   Research and development expenses           82.1           80.5
                                           --------       --------
                                            1,493.0        1,569.6
                                           --------       --------
Operating income                              175.7          253.2

Interest expense                               20.5           34.2
Other income (expense), net                     6.2          (49.3)
                                           --------       --------
Income before income taxes                    161.4          169.7
Estimated income taxes                         54.9           59.8
                                           --------       --------
Net income                                    106.5          109.9
Dividends on preferred shares                                 22.8
                                           --------       --------

Earnings on common shares                  $  106.5       $   87.1
                                           ========       ========
Earnings per common share
   Basic                                   $    .34       $    .33
                                           ========       ========
   Diluted                                 $    .34       $    .31
                                           ========       ========


See notes to consolidated financial statements.


                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2000      1999
                                                    --------   --------
Cash flows from operating activities
Net income                                         $  106.5   $  109.9
Add(deduct) items to reconcile net income
   to net cash (used for) provided by operating
   activities:
Depreciation                                           37.8       35.2
Amortization:
   Marketable software                                 29.2       25.2
   Goodwill                                             2.4        6.8
(Increase) in deferred income taxes, net             (  2.9)    ( 20.3)
Decrease in receivables, net                           72.7       67.6
(Increase) decrease in inventories                   (  4.4)      15.2
(Decrease) in accounts payable and
   other accrued liabilities                         (246.1)    (159.6)
Increase in estimated income taxes                      6.4       15.7
(Decrease) in other liabilities                      (   .2)    (  4.4)
(Increase) in other assets                           ( 46.5)    ( 38.6)
Other                                                   2.2     (  3.6)
                                                    -------     ------
Net cash (used for) provided by operating
   activities                                        ( 42.9)      49.1
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                          135.7      456.4
   Purchases of investments                          (128.5)    (451.1)
   Proceeds from sales of properties                    7.8        6.5
   Investment in marketable software                 ( 34.3)    ( 26.8)
   Capital additions of properties                   ( 38.2)    ( 35.6)
   Purchases of businesses                           (  3.8)    (  2.5)
                                                    -------     ------
Net cash (used for) investing activities             ( 61.3)    ( 53.1)
                                                    -------     ------
Cash flows from financing activities
   Redemption of preferred stock                                (168.3)
   Proceeds from issuance of long-term debt                         .7
   Payments of long-term debt                        (  2.9)    (   .1)
   Net proceeds from short-term borrowings             25.2        6.9
   Dividends paid on preferred shares                           ( 28.2)
   Proceeds from employee stock plans                  17.0       14.2
                                                    -------     ------
Net cash provided by(used for) financing
   activities                                          39.3     (174.8)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                         (  1.7)    (  4.7)
                                                    -------     ------

Decrease in cash and cash equivalents                ( 66.6)    (183.5)
Cash and cash equivalents, beginning of period        464.0      616.4
                                                    -------    -------
Cash and cash equivalents, end of period            $ 397.4    $ 432.9
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended
                             March 31,
                         ------------------
                           2000       1999
                         -------    -------
          Basic          311,161    262,704
          Diluted        317,080    277,830

b. A summary of the company's operations by business segment for the three-month periods ended March 31, 2000 and 1999 is presented below (in millions of dollars):

                             Total    Corporate    Services    Technology
     Three Months Ended      -----    ---------    --------    ----------
       March 31, 2000
     ------------------
     Customer revenue       $1,668.7               $1,125.0      $543.7
     Intersegment                      $(124.1)        11.0       113.1
                            --------   -------     --------      ------
     Total revenue          $1,668.7   $(124.1)    $1,136.0      $656.8
                            ========   =======     ========      ======
     Operating income(loss) $  175.7   $  13.4     $   19.1      $143.2
                            ========   =======     ========      ======

     Three Months Ended
       March 31, 1999
     ------------------
     Customer revenue       $1,822.8               $1,202.7      $620.1
     Intersegment                      $(109.1)        14.6        94.5
                            --------   --------    --------      ------
     Total revenue          $1,822.8   $(109.1)    $1,217.3      $714.6
                            ========   ========    ========      ======
     Operating income(loss) $  253.2   $(  8.0)    $   69.6      $191.6
                            ========   =======     ========      ======

     Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                2000           1999
                                                ----           ----
     Total segment operating income             $162.3        $261.2
     Interest expense                            (20.5)        (34.2)
     Other income (expense), net                   6.2         (49.3)
     Corporate and eliminations                   13.4         ( 8.0)
                                                ------        ------
     Total income before income taxes           $161.4        $169.7
                                                ======        ======

c. Comprehensive income for the three months ended March 31, 2000 and 1999 includes the following components (in millions of dollars):


                                                      2000       1999
                                                      ----       ----

     Net income                                      $106.5     $109.9

     Other comprehensive income (loss)
       Foreign currency translation adjustment          5.8      (58.9)
       Related tax expense(benefit)                     2.9      (  .2)
                                                     ------    -------
     Total other comprehensive income (loss)            2.9      (58.7)
                                                     ------    -------
     Comprehensive income                            $109.4    $  51.2
                                                     ======    =======


     Accumulated other comprehensive income (loss), (all of which relates to foreign currency translation adjustments) as of March 31, 2000 and December 31, 1999 is as follows (in millions of dollars):


                                               March 31,     December 31,
                                                 2000            1999
                                              -----------    -----------

     Balance at beginning of period            $(570.4)        $(531.6)
     Translation adjustments                       2.9          ( 38.8)
                                               -------         -------
     Balance at end of period                  $(567.5)        $(570.4)
                                               =======         =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

For the three months ended March 31, 2000, the company reported net income of $106.5 million or $.34 per diluted share, compared to $109.9 million, or $.31 per diluted share, for the three months ended March 31, 1999.

Total revenue for the quarter ended March 31, 2000 was $1.67 billion, down 8% from revenue of $1.82 billion for the quarter ended March 31, 1999. Excluding the negative impact of foreign currency fluctuations, revenue in the quarter declined 6%. The decrease in revenue was due to a slower-than-anticipated rebound in sales following the year 2000 transition, particularly in the company's Federal government and financial services businesses, and a slow start in the quarter associated with the implementation of a new organizational structure. In addition, the first half of 1999 was unusually strong as customers accelerated purchases in preparation for the year 2000 transition, making revenue comparisons to the first and second quarters of 2000 difficult. Given this factor and the slow start in the first quarter, the company expects revenue for the quarter ending June 30, 2000 to be down slightly from the year-ago quarter. Total gross profit percent was 32.3% in the first quarter of 2000 compared to 36.7% in the year-ago period, principally due to lower revenue in the current quarter and a lower mix of higher-margin products and services than in the year-ago quarter.

For the three months ended March 31, 2000, selling, general and administrative expenses were $281.5 million (16.9% of revenue) compared to $334.9 million (18.4% of revenue) for the three months ended March 31, 1999. The decrease in these expenses reflected continued progress in controlling costs through the company's worldwide business process standardization program, continued stringent controls over discretionary expenditures as well as an insurance cost reimbursement in the quarter. Research and development expenses were $82.1 million compared to $80.5 million a year earlier.

For the first quarter of 2000, the company reported an operating income percent of 10.5% compared to 13.9% for the first quarter of 1999.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2000
------------------
Customer revenue          $1,668.7                  $1,125.0    $543.7
Intersegment                           $(124.1)         11.0     113.1
                          --------     -------      --------    ------
Total revenue             $1,668.7     $(124.1)     $1,136.0    $656.8
                          ========     =======      ========    ======

Gross profit percent          32.3%                     21.1%     46.3%
                          ========                  ========    ======
Operating income
     percent                  10.5%                      1.7%     21.8%
                          ========                  ========    ======

Three Months Ended
March 31, 1999
------------------
Customer revenue          $1,822.8                  $1,202.7    $620.1
Intersegment                           $(109.1)         14.6      94.5
                          --------     -------      --------    ------
Total revenue             $1,822.8     $(109.1)     $1,217.3    $714.6
                          ========     =======      ========    ======

Gross profit percent          36.7%                     24.3%     53.3%
                          ========                  ========    ======
Operating income
     percent                  13.9%                      5.7%     26.8%
                          ========                  ========    ======

In the Services segment, customer revenue decreased 6% to $1.13 billion in the first quarter of 2000 from $1.20 billion in the first quarter of 1999 as an increase in outsourcing revenue was more than offset by a decline in systems integration and repeatable solutions, particularly in the government and financial services businesses, as customers slowed the implementation of new solutions during the year 2000 transition. Proprietary maintenance revenue, which continues to decline industry wide, declined more than in prior periods as customers replaced older equipment with newer year 2000-compliant systems that require less maintenance. Gross profit percent declined to 21.1% in the current quarter compared to 24.3% in the prior period principally reflecting reduced utilization of resources due to lower revenue levels, as well as a lower mix of higher-margin systems integration, solutions, and proprietary maintenance revenue in the quarter. Operating income percent declined to 1.7% in the current quarter from 5.7% last year principally due to the gross profit decline.

In the Technology segment, customer revenue decreased 12% to $544 million in the first quarter of 2000 from $620 million in the prior-year period as both ClearPath enterprise servers and software revenue declined. In addition, the March 1999 quarter reflected strong revenue levels associated with accelerated spending by customers in preparation for the year 2000 transition. The gross profit percent was 46.3% in 2000, compared to 53.3% in 1999, due in large part to a lower percentage of enterprise server and software sales in the current quarter. Operating profit in this segment declined to 21.8% in 2000 compared to 26.8% in 1999, principally due to the gross profit decline.

Interest expense for the three months ended March 31, 2000 was $20.5 million compared to $34.2 million for the three months ended March 31, 1999. The decline was principally due to the company's debt reduction program and the effects of interest rate swaps discussed below.

Other income (expense), net, which can vary from quarter to quarter, was income of $6.2 million in the current quarter compared to an expense of $49.3 million in the year-ago quarter. The change was mainly due to charges in the year-ago quarter for litigation costs relating to a number of cases, including the Czech Bank settlement, and losses related to affiliated companies.

Income before income taxes was $161.4 million in the first quarter of 2000 compared to $169.7 million last year. The provision for income taxes was $54.9 million in the current period (34% effective rate) compared to $59.8 million in the year-ago period (35% effective rate). The decline in the effective tax rate was principally due to tax planning strategies.

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

Financial Condition
-------------------

Cash and cash equivalents at March 31, 2000 were $397.4 million compared to $464.0 million at December 31, 1999. During the three months ended March 31, 2000, cash used by operations was $42.9 million compared to cash provided of $49.1 million a year ago, primarily reflecting a higher percentage of sales late in the current quarter and higher foreign income tax payments.

Cash used for investing activities during the first three months of 2000 was $61.3 million compared to $53.1 million during the first quarter of 1999. During the current quarter, both proceeds from investments and purchases of investments, which represent primarily the aggregate notional value of foreign exchange hedging contract activity, declined from the prior year as a result of extending the duration of individual contracts to more closely match the timeframe of related underlying exposures. This change in duration of foreign currency contracts did not significantly impact net cash flows.

Cash provided by financing activities during the current quarter was $39.3 million compared to cash used of $174.8 million in the year-ago period. Included in the prior period were payments of $168.3 million for redemptions of preferred stock and $28.2 million for preferred stock dividends.

Total debt was $1.0 billion at both March 31, 2000 and December 31, 1999.

The company has a $400 million credit agreement which expires June 2001. As of March 31, 2000, there were no borrowings under this agreement.

On April 15, 2000, the company redeemed all of its $399.5 million outstanding 12% senior notes due 2003 at the stated redemption price of 106% of principal. The company will take an extraordinary after-tax charge of approximately $20 million in the second quarter of 2000 for the call premium and unamortized debt expense. During the March 2000 quarter, the company entered into an additional $150 million credit agreement expiring April 2001 for the purpose of funding this redemption. The redemption was funded through a combination of cash and short-term borrowings under the company's two credit agreements.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

As part of the company's ongoing program to reduce interest expense, in the third quarter of 1999, the company entered into interest rate and currency swaps for euros and Japanese yen. In these arrangements, the company receives payments based on a U.S. fixed rate of interest and pays interest based on a foreign currency denominated floating rate. The company is obligated to deliver, on April 1, 2008, 23.2 billion yen in exchange for $200 million and is obligated to deliver on October 15, 2004, 194.4 million euros in exchange for $200 million. These currency swaps have been designated as hedges of the company's net investments in entities measured in these currencies. At March 31, 2000, the company has a payable of $10.7 million included in other liabilities (long term) related to the currency swaps.

The company has on file with the Securities and Exchange Commission an effective registration statement covering $700 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

At March 31, 2000, the company had deferred tax assets in excess of deferred tax liabilities of $1,384 million. For the reasons cited below, management determined that it is more likely than not that $1,078 million of such assets will be realized, therefore resulting in a valuation allowance of $306 million.

The company evaluates quarterly the realizability of its deferred tax assets and adjusts the amount of the related valuation allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income, and available tax planning strategies that could be implemented to realize deferred tax assets. Approximately $3.2 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors that may affect future results" below.

Stockholders' equity increased $134.3 million during the three months ended March 31, 2000, principally reflecting net income of $106.5 million and $21.7 million for issuance of stock under stock option and other plans.

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

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; on its ability to effectively execute its sales efforts under its new organizational model; on its ability to mitigate the effects of competitive pressures and volatility in the information services and technology industry on revenues, pricing and margins; on its ability to effectively manage the shift of its business mix away from traditional high-margin product and services offerings; and on its ability to successfully attract and retain highly skilled people. In addition, future operating results could be impacted by market demand for and acceptance of the company's service and product offerings.

Certain of the company's systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services at an agreed-upon price. Future results will depend on the company's ability to profitably perform these services contracts and bid and obtain new contracts.

The company frequently forms alliances with third parties that have complementary products, services, or skills. Future results will depend in part on the performance and capabilities of these third parties. Future results will also depend upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

Approximately 61% of the company's total revenue derives from international operations. The risk of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

As previously reported, most recently in the company's Annual Report on Form 10-K for the year ended December 31, 1999, a number of purported class action lawsuits seeking unspecified compensatory damages have been filed against Unisys and various current and former officers in the U.S. District Court for the Eastern District of Pennsylvania by persons who acquired Unisys common stock during the period May 4, 1999 through October 14, 1999. On February 16, 2000, these actions, which are in the early stages, were consolidated under the caption In re: Unisys Corporation Securities Litigation. The plaintiffs allege violations of the Federal securities laws in connection with statements made by the company concerning certain of its services contracts. The company believes it has meritorious defenses and intends to defend this action vigorously.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended March 31, 2000, the company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: April 19, 2000                        By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Vice President, Acting Chief
                                                Financial Officer and Controller
                                                (Principal Financial and
                                                 Accounting Officer)

                             EXHIBIT INDEX



Exhibit
Number                        Description
-------                       -----------

10       1990 Unisys Long-Term Incentive Plan, as amended through February 17,
         2000

11 Statement of Computation of Earnings Per Share for the three months ended March 31, 2000 and 1999

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule for the period ended March 31, 2000