Form 10-K/A
period 1999-12-31
UNISYS CORP
filed 2000-06-28
CIK 746838

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K/A

                          AMENDMENT NO. 1

                                  TO

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999


                 Commission file number:  1-8729

                       UNISYS CORPORATION

     (Exact name of registrant as specified in its charter)

            Delaware                             38-0387840
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


Unisys Way
Blue Bell, Pennsylvania                             19424
----------------------------------------          ----------
(Address of principal executive offices)          (Zip Code)

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 by adding the following Exhibits:


EXHIBIT NO.                                          DESCRIPTION
-----------                                          -----------

99.1 Form 11-K for the fiscal year ended December 31, 1999 for the Unisys Savings Plan



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UNISYS CORPORATION


Date:  June 26, 2000                         By:  /s/ Janet Brutschea Haugen
                                                  ----------------------------
                                                  Vice President, Acting Chief
                                                  Financial Officer and
                                                  Controller




                                     EXHIBIT INDEX
                                     -------------


EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------

99.1                              Form 11-K for the fiscal year ended
                                  December 31, 1999 for the Unisys Savings Plan