Form 10-Q
period 2000-06-30
UNISYS CORP
filed 2000-07-28
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

     Number of shares of Common Stock outstanding as of June 30, 2000:
313,013,822

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Millions)

                                          June 30,     December 31,
                                            2000          1999
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  182.5       $  464.0
Accounts and notes receivable, net         1,314.0        1,430.5
Inventories
   Parts and finished equipment              236.7          236.8
   Work in process and materials             162.7          136.1
Deferred income taxes                        481.4          472.7
Other current assets                          91.7          105.6
                                          --------       --------
Total                                      2,469.0        2,845.7
                                          -------        --------

Properties                                 1,654.1        1,723.0
Less-Accumulated depreciation              1,043.8        1,102.2
                                          --------       --------
Properties, net                              610.3          620.8
                                          --------       --------
Investments at equity                        231.0          225.5
Software, net of accumulated amortization    268.5          259.8
Prepaid pension cost                       1,042.6          975.9
Deferred income taxes                        655.6          655.6
Other assets                                 337.1          306.4
                                          --------       --------
Total                                     $5,614.1       $5,889.7
                                          ========       ========

Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $  381.2       $   26.9
Current maturities of long-term debt          21.2           22.9
Accounts payable                             876.6        1,036.7
Other accrued liabilities                    987.3        1,183.1
Estimated income taxes                       353.1          348.9
                                          --------       --------
Total                                      2,619.4        2,618.5
                                          --------       --------
Long-term debt                               535.8          950.2
Other liabilities                            342.4          367.7

Stockholders' equity
Common stock, issued: 2000, 314.9;
   1999,312.5                                  3.1            3.1
Accumulated deficit                       (  911.3)      (1,054.4)
Other capital                              3,627.2        3,575.0
Accumulated other comprehensive
   loss                                     (602.5)        (570.4)
                                          --------       --------
Stockholders' equity                       2,116.5        1,953.3
                                          --------       --------
Total                                     $5,614.1       $5,889.7
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                       Three Months             Six Months
                                       Ended June 30           Ended June 30
                                     -----------------      ------------------
                                       2000      1999         2000      1999
                                     --------  --------     --------  --------
Revenue                              $1,597.1  $1,896.5     $3,265.8  $3,719.3
                                     --------  --------     --------  --------
Costs and expenses
  Cost of revenue                     1,116.3   1,232.4      2,245.7   2,386.6
  Selling, general and
    administrative                      322.5     345.2        604.0     680.1
  Research and development expenses      78.2      84.7        160.3     165.2
                                     --------  --------     --------  --------
                                      1,517.0   1,662.3      3,010.0   3,231.9
                                     --------  --------     --------  --------
Operating income                         80.1     234.2        255.8     487.4

Interest expense                         18.7      34.7         39.2      68.9
Other income (expense), net              23.9     (17.0)        30.1     (66.3)
                                     --------  --------     --------  --------
Income before income taxes               85.3     182.5        246.7     352.2
Estimated income taxes                   29.0      64.5         83.9     124.3
                                     --------  --------     --------  --------
Income before extraordinary item         56.3     118.0        162.8     227.9
Extraordinary item                      (19.8)                 (19.8)
                                     --------  --------     --------  --------
Net income                               36.5     118.0        143.0     227.9
Dividends on preferred shares                      12.0                   34.8
                                     --------  --------     --------  --------
Earnings on common shares            $   36.5  $  106.0     $  143.0  $  193.1
                                     ========  ========     ========  ========

Earnings per common share
  Basic
    Before extraordinary item        $    .18  $    .39     $    .52  $    .72
    Extraordinary item                   (.06)                  (.06)
                                     --------  --------     --------  --------
     Total                           $    .12  $    .39     $    .46  $    .72
                                     ========  ========     ========  ========

  Diluted
    Before extraordinary item        $    .18  $    .37     $    .51  $    .69
    Extraordinary item                   (.06)                  (.06)
                                     --------  --------     --------  --------
     Total                           $    .12       .37     $    .45  $    .69
                                     ========  ========     ========  ========




See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Six Months Ended
                                                        June 30
                                                    -----------------
                                                      2000       1999
                                                    --------   -------
Cash flows from operating activities
Income before extraordinary item                    $ 162.8   $  227.9
Add(deduct) items to reconcile income before
   extraordinary item to net cash (used for)
   provided by operating activities:
Extraordinary item                                    (19.8)
Depreciation                                           71.6       73.7
Amortization:
   Marketable software                                 59.0       58.2
   Goodwill                                             5.4        8.0
(Increase) in deferred income taxes, net             (  8.7)    ( 31.0)
Decrease (increase) in receivables, net                94.4     (  6.2)
(Increase) decrease in inventories                   ( 26.5)      79.8
(Decrease) in accounts payable and
   other accrued liabilities                         (397.4)    (251.3)
Increase in estimated income taxes                      4.2       37.6
(Decrease) in other liabilities                      (  2.6)    ( 10.1)
(Increase) in other assets                           ( 60.6)    ( 74.7)
Other                                                   8.3       19.8
                                                    -------     ------
Net cash (used for) provided by operating
 activities                                          (109.9)     131.7
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                          343.5      639.3
   Purchases of investments                          (296.8)    (618.9)
   Proceeds from sales of properties                   11.3       11.0
   Investment in marketable software                 ( 67.6)    ( 49.6)
   Capital additions of properties                   ( 83.1)    ( 78.8)
   Purchases of businesses                           ( 10.9)    ( 51.9)
                                                    -------     ------
Net cash used for investing activities               (103.6)    (148.9)
                                                    -------     ------
Cash flows from financing activities
   Redemption of preferred stock                                (181.9)
   Proceeds from issuance of long-term debt                       30.3
   Payments of long-term debt                        (444.6)    (  2.8)
   Net proceeds from short-term borrowings            354.3       12.6
   Dividends paid on preferred shares                           ( 47.0)
   Proceeds from employee stock plans                  33.7       46.1
                                                    -------     ------
Net cash used for financing activities               ( 56.6)    (142.7)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                         ( 11.4)    (  9.9)
                                                    -------     ------

(Decrease) in cash and cash equivalents              (281.5)    (169.8)
Cash and cash equivalents, beginning of period        464.0      616.4
                                                    -------    -------
Cash and cash equivalents, end of period            $ 182.5    $ 446.6
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended     Six Months Ended
                             June 30                 June 30
                         ------------------     -----------------
                           2000       1999        2000     1999
                         -------    -------     -------   -------
          Basic          312,515    274,146     311,838   268,425
          Diluted        317,021    285,828     317,050   281,830

b. A summary of the company's operations by business segment for the three and six month periods ended June 30, 2000 and 1999 is presented below(in millions of dollars):

                             Total    Corporate    Services    Technology
     Three Months Ended      -----    ---------    --------    ----------
       June 30, 2000
     ------------------
     Customer revenue       $1,597.1               $1,128.9      $  468.2
     Intersegment                      $(109.8)        13.6          96.2
                            --------   -------     --------      --------
     Total revenue          $1,597.1   $(109.8)    $1,142.5      $  564.4
                            ========   =======     ========      ========
     Operating income       $   80.1   $   4.2     $     .3      $   75.6
                            ========   =======     ========      ========

     Three Months Ended
       June 30, 1999
     ------------------
     Customer revenue       $1,896.5               $1,380.1      $  516.4
     Intersegment                      $(154.8)        16.7         138.1
                            --------   -------     --------      --------
     Total revenue          $1,896.5   $(154.8)    $1,396.8      $  654.5
                            ========   =======     ========      ========
     Operating income       $  234.2   $(   .2)    $  114.3      $  120.1
                            ========   =======     ========      ========

     Six Months Ended
       June 30, 2000
     ----------------
     Customer revenue       $3,265.8               $2,253.9      $1,011.9
     Intersegment                      $(233.9)        24.6         209.3
                            --------   -------     --------      --------
     Total revenue          $3,265.8   $(233.9)    $2,278.5      $1,221.2
                            ========   =======     ========      ========
     Operating income(loss) $  255.8   $  17.6     $   19.4      $  218.8
                            ========   =======     ========      ========

     Six Months Ended
       June 30, 1999
     ------------------
     Customer revenue       $3,719.3               $2,582.8      $1,136.5
     Intersegment                      $(263.9)        31.3         232.6
                            --------   -------     --------      --------
     Total revenue          $3,719.3   $(263.9)    $2,614.1      $1,369.1
                            ========   =======     ========      ========
     Operating income       $  487.4   $(  8.2)    $  183.9      $  311.7
                            ========   =======     ========      ========

Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                             Three Months      Six Months
                                            Ended June 30     Ended June 30
                                            ---------------   -------------
                                             2000     1999     2000    1999
                                             ----     ----    ------  ------
     Total segment operating income         $ 75.9   $234.4   $238.2  $495.6
     Interest expense                        (18.7)   (34.7)   (39.2)  (68.9)
     Other income (expense), net              23.9    (17.0)    30.1   (66.3)
     Corporate and eliminations                4.2    (  .2)    17.6   ( 8.2)
                                            ------   ------   ------  ------
     Total income before income taxes       $ 85.3   $182.5   $246.7  $352.2
                                            ======   ======   ======  ======

c. Comprehensive income for the three and six months ended June 30, 2000 and 1999 includes the following components (in millions of dollars):

                                       Three Months         Six Months
                                       Ended June 30       Ended June 30
                                       ---------------     -------------
                                        2000     1999      2000    1999
                                       ------   ------    ------  ------
     Net income                        $ 36.5   $118.0    $143.0  $227.9
     Other comprehensive
       income (loss)
        Foreign currency
         translation adjustment        ( 29.3)    15.8    ( 23.5)  (43.1)
        Related tax expense
         (benefit)                        5.7       .7       8.6      .5
                                       ------   ------    ------  ------
     Total other comprehensive
       income (loss)                   ( 35.0)    15.1    ( 32.1)  (43.6)
                                       ------   ------    ------  ------
     Comprehensive income              $  1.5   $133.1    $110.9  $184.3
                                       ======   ======    ======  ======


     Accumulated other comprehensive income (loss), all of which relates to foreign currency translation adjustments, as of June 30,2000 and December 31, 1999 is as follows (in millions of dollars):

                                           June 30,         December 31,
                                             2000               1999
                                        ----------------    -----------

     Balance at beginning of period       $(570.4)            $(531.6)
     Translation adjustments               ( 32.1)             ( 38.8)
                                          -------             -------
     Balance at end of period             $(602.5)            $(570.4)
                                          =======             =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Results of Operations
---------------------

The company has experienced a slower-than-expected rebound in its business over the first half of the year. While the company believes that there is strong interest in its products and services, it is taking longer than anticipated to translate this into additional business as customers delay purchasing decisions on complex e-business initiatives while they finalize their strategies. In addition, several large technology contracts that the company expected to receive late in the second quarter were deferred to later in the year. All of this adversely impacted revenue and margins during the quarter.

For the three months ended June 30, 2000, the company reported net income of $36.5 million or $.12 per diluted share, compared to $118.0 million, or $.37 per diluted share, for the three months ended June 30, 1999. The current period includes an extraordinary item of $19.8 million, or $.06 per diluted common share, for the early extinguishment of debt. Excluding this item, income in the current period was $56.3 million, or $.18 per diluted common share.

Total revenue for the quarter ended June 30, 2000 was $1.60 billion, down 16% from revenue of $1.90 billion for the quarter ended June 30, 1999. Excluding the negative impact of foreign currency translations, revenue in the quarter declined 13%. The decrease in revenue was principally due to continuing weakness in the company's services business as well as lower sales of enterprise servers. Total gross profit percent was 30.1% in the second quarter of 2000 compared to 35.0% in the year-ago period, principally due to a lower mix of higher-margin products and services than in the year-ago quarter and reduced utilization of resources due to the lower revenue levels.

For the three months ended June 30, 2000, selling, general and administrative expenses were $322.5 million (20.2% of revenue) compared to $345.2 million (18.2% of revenue) for the three months ended June 30, 1999. The decrease in these expenses reflected continued progress in controlling costs through the company's worldwide business process standardization program. This led to a reduction in general and administrative expenses which was partially offset by an increase in selling expenses. Research and development expenses were $78.2 million compared to $84.7 million a year earlier.

For the second quarter of 2000, the company reported an operating income percent of 5.0% compared to 12.3% for the second quarter of 1999.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2000
------------------
Customer revenue          $1,597.1                  $1,128.9    $468.2
Intersegment                           $(109.8)         13.6      96.2
                          --------     -------      --------    ------
Total revenue             $1,597.1     $(109.8)     $1,142.5    $564.4
                          ========     =======      ========    ======
Gross profit percent          30.1%                     20.5%     44.1%
                          ========                  ========    ======
Operating income
     percent                   5.0%                      0.0%     13.4%
                          ========                  ========    ======
Three Months Ended
June 30, 1999
------------------
Customer revenue          $1,896.5                  $1,380.1    $516.4
Intersegment                           $(154.8)         16.7     138.1
                          --------     -------      --------    ------
Total revenue             $1,896.5     $(154.8)     $1,396.8    $654.5
                          ========     =======      ========    ======
Gross profit percent          35.0%                     25.1%     46.8%
                          ========                  ========    ======
Operating income
     percent                  12.3%                      8.2%     18.4%
                          ========                  ========    ======

In the Services segment, customer revenue decreased 18% to $1.13 billion in the second quarter of 2000 from $1.38 billion in the second quarter of 1999 as a slight increase in outsourcing revenue was more than offset by a decline in systems integration and repeatable solutions. Proprietary maintenance revenue, which continues to decline industry wide, declined more than in prior periods, reflecting customers higher rates of replacement of older equipment last year with newer systems that are under warranty and require less maintenance. The gross profit percent declined to 20.5% in the current quarter compared to 25.1% in the prior period, principally reflecting reduced utilization of resources due to lower revenue levels, as well as a lower mix of higher-margin systems integration and solutions, and proprietary maintenance revenue in the quarter. Operating income percent declined to break even in the current quarter from 8.2% last year, principally due to the gross profit decline.

In the Technology segment, customer revenue decreased 9% to $468 million in the second quarter of 2000 from $516 million in the prior-year period, reflecting a decline in ClearPath enterprise server revenue. The current quarter comparison was difficult because the June 1999 quarter reflected strong revenue levels associated with spending by customers in preparation for the year 2000 transition. The gross profit percent was 44.1% in 2000, compared to 46.8% in 1999, due in large part to a lower percentage of enterprise server sales in the current quarter. Operating profit in this segment declined to 13.4% in 2000 compared to 18.4% in 1999, principally due to the gross profit decline.

Interest expense for the three months ended June 30, 2000 was $18.7 million compared to $34.7 million for the three months ended June 30, 1999. The decline was principally due to the company's debt reduction program and the effects of interest rate swaps discussed below.

Other income (expense), net, which can vary from quarter to quarter, was income of $23.9 million in the current quarter compared to an expense of $17.0 million in the year-ago quarter. The change was primarily due to higher equity income in the current period versus a year ago.

Income before income taxes was $85.3 million in the second quarter of 2000 compared to $182.5 million last year. The provision for income taxes was $29.0 million in the current period (34% effective rate)compared to $64.5 million in the year-ago period (35% effective rate). The decline in the effective tax rate was principally due to tax planning strategies.

For the six months ended June 30, 2000, net income was $143.0 million, or $.45 per diluted common share, compared to net income of $227.9 million, or $.69 per diluted common share, last year. The current period includes an extraordinary item for the early extinguishment of debt of $19.8 million, or $.06 per diluted common share. Excluding this item, income in the current period was $162.8 million, or $.51 per diluted common share.

In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and is effective for the company in the first quarter of 2000. However, in March and again in June 2000, in response to requests from a number of groups asking for additional time to determine the effect, if any, on registrants' revenue recognition practices, the SEC staff delayed the implementation date of SAB No. 101. SAB No. 101 now must be implemented by the company no later than the fourth quarter of 2000 effective as of the first quarter of 2000. In addition, the SEC staff is expected to issue a Frequently Asked Questions ("FAQ") document which is expected to clarify and elaborate on the SEC staff's views regarding revenue recognition. However, the SEC staff has not yet issued the FAQ document. The company's initial assessment of the impact of SAB No. 101 is that it would not have a material effect on its consolidated financial position, consolidated results of operations, or liquidity. However, the company will reassess the impact of SAB No. 101 when the FAQ document is issued.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and for hedging activities. SAFS No. 133 was amended by SFAS No. 138 in June 2000. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management is evaluating the impact this statement may have on the company's financial statements.

Financial Condition
-------------------

Cash and cash equivalents at June 30, 2000 were $182.5 million compared to $464.0 million at December 31, 1999. During the six months ended June 30, 2000, cash used for operations was $109.9 million compared to cash provided by operations of $131.7 million a year ago, primarily reflecting a decline in profitability, higher receivable levels due in part to a higher percentage of sales late in the second quarter, and a reduction in payables.

Cash used for investing activities during the first six months of 2000 was $103.6 million compared to $148.9 million during the first half of 1999. During the current period, both proceeds from investments and purchases of investments, which represent primarily foreign exchange hedging contract activity, declined from the prior year as a result of extending the duration of individual contracts to more closely match the timeframe of related underlying exposures. This change in duration of foreign currency contracts did not significantly impact net cash flows. In addition, the current period reflects lower cash usage for purchases of businesses and, as described below, $27.5 million proceeds from the termination of the euro swap.

Cash used for financing activities during the six months ended June 30, 2000 was $56.6 million compared to cash usage of $142.7 million in the year-ago period. The current period includes net proceeds from short-term borrowings of $354.3 million principally due to borrowings used to repay long-term debt of $444.6 million, as described below. Included in the prior period were payments of $181.9 million for redemptions of preferred stock and $47.0 million for preferred stock dividends.

Total debt was $938.2 million at June 30, 2000 down $61.8 million from $1.0 billion at December 31, 1999.

The company has a $400 million credit agreement which expires June 2001. As of June 30, 2000, $165.0 million was outstanding under this agreement at an average rate of 8.1%.

On April 15, 2000, the company redeemed all of its $399.5 million outstanding 12% senior notes due 2003 at the stated redemption price of 106% of principal. As a result, the company recorded an extraordinary after-tax charge of $19.8 million, or $.06 per diluted share, in the second quarter of 2000 for the call premium and unamortized debt expense. During the March 2000 quarter, the company entered into an additional $150 million credit agreement expiring April 2001 for the purpose of funding this redemption. As of June 30, 2000, the entire amount was borrowed under this agreement at a rate of 7.5%. The redemption was funded through a combination of cash and short-term borrowings under the company's two credit agreements.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

In the third quarter of 1999, the company entered into interest rate swaps and currency swaps for Euros and Japanese yen. The currency swaps were designated as hedges of the company's net investments denominated in these currencies. In May 2000, the company terminated the Euro currency swap and received $27.5 million. A gain of $.9 million was recorded on the termination. With the Japanese yen currency swap, the company is obligated to deliver on April 1, 2008, 23.2 billion yen in exchange for $200 million. At June 30, 2000, the company has a payable of $18.4 million included in other liabilities (long-term) related to the yen currency swap.

The interest rate swaps convert the interest rate on the company's $200 million 7 7/8% senior notes due 2008 and $200 million of its 11 _% senior notes due 2004 to a U.S. libor rate. With the yen currency swap, the company pays an interest rate based on Japanese libor in exchange for U.S. libor interest rate. The effective interest rate for the company on its swaps is U.S. libor plus 5.12% and yen libor plus .40%, representing 11.895% and 0.55125% at June 30, 2000, respectively.

The company has on file with the Securities and Exchange Commission an effective registration statement covering $700 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

At June 30, 2000, the company had deferred tax assets in excess of deferred tax liabilities of $1,381 million. For the reasons cited below, management determined that it is more likely than not that $1,084 million of such assets will be realized, therefore resulting in a valuation allowance of $297 million.

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

Stockholders' equity increased $163.2 million during the six months ended June 30, 2000, principally reflecting net income of $143.0 million and $52.3 million for issuance of stock under stock option and other plans offset in part by currency translation of $32.1 million.

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

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; on its ability to effectively execute its sales efforts under the organizational model implemented at the beginning of 2000; on its ability to mitigate the effects of competitive pressures and volatility in the information services and technology industry on revenues, pricing and margins; on its ability to effectively manage the shift of its business mix away from traditional high-margin product and services offerings; and on its ability to successfully attract and retain highly skilled people. In addition, future operating results could be impacted by market demand for and acceptance of the company's service and product offerings.

Certain of the company's systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services at an agreed-upon price. Future results will depend on the company's ability to profitably perform these services contracts and bid and obtain new contracts.

The company frequently forms alliances with third parties that have complementary products, services, or skills. Future results will depend in part on the continuing relationships with, and on the performance and capabilities of, these third parties. Future results will also depend upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

Approximately 59% of the company's total revenue derives from international operations. The risk of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

As previously reported, most recently in the company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, a number of purported class action lawsuits seeking unspecified compensatory damages have been filed against Unisys and various current and former officers in the U.S. District Court for the Eastern District of Pennsylvania by persons who acquired Unisys common stock during the period May 4, 1999 through October 14, 1999. On February 16, 2000, these actions, which are in the early stages, were consolidated under the caption In re: Unisys Corporation Securities Litigation. The plaintiffs allege violations of the Federal securities laws in connection with statements made by the company concerning certain of its services contracts. The company believes it has meritorious defenses and intends to defend this action vigorously.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2000 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 27, 2000 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

      1.  Election of Directors as follows:

          Gail D. Fosler - 265,580,329 votes for; 2,636,356 votes withheld

          Melvin R. Goodes - 265,369,335 votes for; 2,847,350 votes withheld

          Rajiv L. Gupta - 265,369,327 votes for; 2,847,358 votes withheld

          Edwin A. Huston - 265,500,466 votes for; 2,716,219 votes withheld

      2. A proposal to ratify the selection of the company's independent auditors - 266,292,209 votes for; 1,924,476 votes against; 1,056,614 abstentions


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended June 30, 2000, the company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: July 27, 2000                         By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

10 Amendment, effective April 26, 2000, to the Unisys Corporation Director Stock Unit Plan

11.1 Statement of Computation of Earnings Per Share for the six months ended June 30, 2000 and 1999

11.2 Statement of Computation of Earnings Per Share for the three months ended June 30, 2000 and 1999

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule