Form 10-Q
period 2000-09-30
UNISYS CORP
filed 2000-10-23
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

     Number of shares of Common Stock outstanding as of September 30, 2000:
314,135,593.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Millions)

                                          September 30, December 31,
                                            2000          1999
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  234.9       $  464.0
Accounts and notes receivable, net         1,386.9        1,430.5
Inventories
   Parts and finished equipment              241.5          236.8
   Work in process and materials             177.6          136.1
Deferred income taxes                        482.3          472.7
Other current assets                          94.8          105.6
                                          --------       --------
Total                                      2,618.0        2,845.7
                                          --------       --------

Properties                                 1,612.0        1,723.0
Less-Accumulated depreciation                996.1        1,102.2
                                          --------       --------
Properties, net                              615.9          620.8
                                          --------       --------
Investments at equity                        224.5          225.5
Software, net of accumulated amortization    283.2          259.8
Prepaid pension cost                       1,080.8          975.9
Deferred income taxes                        655.6          655.6
Other assets                                 366.5          306.4
                                          --------       --------
Total                                     $5,844.5       $5,889.7
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $  472.3       $   26.9
Current maturities of long-term debt          18.7           22.9
Accounts payable                             990.5        1,036.7
Other accrued liabilities                    965.6        1,183.1
Estimated income taxes                       359.5          348.9
                                          --------       --------
Total                                      2,806.6        2,618.5
                                          --------       --------
Long-term debt                               535.9          950.2
Other liabilities                            331.0          367.7

Stockholders' equity
Common stock, issued: 2000,316.0;
   1999,312.5                                  3.2            3.1
Accumulated deficit                         (868.4)      (1,054.4)
Other capital                              3,641.8        3,575.0
Accumulated other comprehensive
   loss                                     (605.6)        (570.4)
                                          --------       --------
Stockholders' equity                       2,171.0        1,953.3
                                          --------       --------
Total                                     $5,844.5       $5,889.7
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                        Three Months           Nine Months
                                     Ended September 30     Ended September 30
                                     -----------------      ------------------
                                       2000      1999         2000      1999
                                     --------  --------     --------  --------
Revenue                              $1,690.9  $1,865.4     $4,956.7  $5,584.7
                                     --------  --------     --------  --------
Costs and expenses
  Cost of revenue                     1,216.2   1,195.2      3,461.9   3,581.8
  Selling, general and
    administrative                      320.1     354.8        924.1   1,034.9
  Research and development expenses      77.5      86.2        237.8     251.4
                                     --------  --------     --------  --------
                                      1,613.8   1,636.2      4,623.8   4,868.1
                                     --------  --------     --------  --------
Operating income                         77.1     229.2        332.9     716.6

Interest expense                         18.5      34.1         57.7     103.0
Other income (expense), net               6.4       1.0         36.5     (65.3)
                                     --------  --------     --------  --------
Income before income taxes               65.0     196.1        311.7     548.3
Estimated income taxes                   22.1      45.6        106.0     169.9
                                     --------  --------     --------  --------
Income before extraordinary items        42.9     150.5        205.7     378.4
Extraordinary items                               (12.1)       (19.8)    (12.1)
                                     --------  --------     --------  --------
Net income                               42.9     138.4        185.9     366.3

Dividends on preferred shares                       1.9                   36.7
                                     --------  --------     --------  --------
Earnings on common shares            $   42.9  $  136.5     $  185.9  $  329.6
                                     ========  ========     ========  ========

Earnings per common share
  Basic
    Before extraordinary items       $    .14  $    .49     $    .66  $   1.22
    Extraordinary items                            (.04)        (.06)     (.04)
                                     --------  --------     --------  --------
     Total                           $    .14  $    .45     $    .60  $   1.18
                                     ========  ========     ========  ========

  Diluted
    Before extraordinary items       $    .14  $    .47     $    .65  $   1.17
    Extraordinary items                            (.04)        (.06)     (.04)
                                     --------  --------     --------  --------
     Total                           $    .14  $    .43     $    .59  $   1.13
                                     ========  ========     ========  ========




See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Nine Months Ended
                                                       September 30
                                                    -----------------
                                                      2000       1999
                                                    --------   -------
Cash flows from operating activities
Income before extraordinary items                   $ 205.7   $  378.4
Add(deduct) items to reconcile income before
   extraordinary items to net cash (used for)
   provided by operating activities:
Extraordinary items                                   (19.8)     (12.1)
Depreciation                                          109.4      105.3
Amortization:
   Marketable software                                 90.2       83.6
   Goodwill                                             7.7       10.2
(Increase) in deferred income taxes, net               (9.6)    ( 70.3)
Decrease (increase) in receivables, net                 8.4     ( 47.1)
(Increase) decrease in inventories                    (46.2)      64.4
(Decrease) in accounts payable and
   other accrued liabilities                         (335.6)    (224.0)
Increase in estimated income taxes                     10.5       68.1
(Decrease) in other liabilities                        (3.4)    ( 16.2)
(Increase) in other assets                           (110.6)    ( 94.4)
Other                                                  20.6       74.2
                                                    -------    -------
Net cash (used for) provided by operating
 activities                                           (72.7)     320.1
                                                    -------    -------
Cash flows from investing activities
   Proceeds from investments                          525.1      803.6
   Purchases of investments                          (454.0)    (778.2)
   Proceeds from sales of properties                   17.0       21.7
   Investment in marketable software                 (113.6)    ( 83.7)
   Capital additions of properties                   (143.2)    (139.0)
   Purchases of businesses                            (13.9)    ( 53.9)
                                                    -------    -------
Net cash used for investing activities               (182.6)    (229.5)
                                                    -------    -------
Cash flows from financing activities
   Redemption of preferred stock                                (197.0)
   Proceeds from issuance of long-term debt                       30.3
   Payments of long-term debt                        (447.2)    (161.5)
   Net proceeds from (reduction in)
    short-term borrowings                             442.5     (  9.1)
   Dividends paid on preferred shares                           ( 59.4)
   Proceeds from employee stock plans                  42.5       74.4
                                                    -------    -------
Net cash provided by (used for) financing
   activities                                          37.8     (322.3)
                                                    -------    -------
Effect of exchange rate changes on
   cash and cash equivalents                          (11.6)    ( 10.7)
                                                    -------    -------

(Decrease) in cash and cash equivalents              (229.1)    (242.4)
Cash and cash equivalents, beginning of period        464.0      616.4
                                                    -------    -------
Cash and cash equivalents, end of period            $ 234.9    $ 374.0
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

a. The shares used in the computations of earnings per share are as follows (in thousands):

                         Three Months Ended     Nine Months Ended
                             September 30         September 30
                         ------------------     -----------------
                           2000       1999        2000     1999
                         -------    -------     -------   -------
          Basic          313,744    302,183     312,473   279,678
          Diluted        315,516    314,541     316,539   292,733

b. A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2000 and 1999 is presented below(in millions of dollars):

                                Total    Corporate    Services    Technology
     Three Months Ended         -----    ---------    --------    ----------
     September 30, 2000
     ------------------
     Customer revenue          $1,690.9               $1,200.2      $  490.7
     Intersegment                         $( 92.8)        10.6          82.2
                               --------   -------     --------      --------
     Total revenue             $1,690.9   $( 92.8)    $1,210.8      $  572.9
                               ========   =======     ========      ========
     Operating income(loss)    $   77.1   $   2.8     $   18.1      $   56.2
                               ========   =======     ========      ========

     Three Months Ended
     September 30, 1999
     ------------------
     Customer revenue          $1,865.4               $1,318.5      $  546.9
     Intersegment                         $(151.7)        17.7         134.0
                               --------   -------     --------      --------
     Total revenue             $1,865.4   $(151.7)    $1,336.2      $  680.9
                               ========   =======     ========      ========
     Operating income(loss)    $  229.2   $( 13.5)    $  104.9      $  137.8
                               ========   =======     ========      ========

     Nine Months Ended
     September 30, 2000
     ----------------
     Customer revenue          $4,956.7               $3,454.1      $1,502.6
     Intersegment                         $(326.7)        35.2         291.5
                               --------   -------     --------      --------
     Total revenue             $4,956.7   $(326.7)    $3,489.3      $1,794.1
                               ========   =======     ========      ========
     Operating income(loss)    $  332.9   $  20.4     $   37.5      $  275.0
                               ========   =======     ========      ========

     Nine Months Ended
     September 30, 1999
     ------------------
     Customer revenue          $5,584.7               $3,901.3      $1,683.4
     Intersegment                         $(415.6)        49.0         366.6
                               --------   -------     --------      --------
     Total revenue             $5,584.7   $(415.6)    $3,950.3      $2,050.0
                               ========   =======     ========      ========
     Operating income(loss)    $  716.6   $( 21.6)    $  288.7      $  449.5
                               ========   =======     ========      ========

Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                             Three Months      Nine Months
                                                Ended            Ended
                                             September 30     September 30
                                            ---------------   -------------
                                             2000     1999     2000    1999
                                            ------   ------   ------  ------
     Total segment operating income         $ 74.3   $242.7   $312.5  $738.2
     Interest expense                        (18.5)  ( 34.1)   (57.7) (103.0)
     Other income (expense), net               6.4      1.0     36.5  ( 65.3)
     Corporate and eliminations                2.8   ( 13.5)    20.4  ( 21.6)
                                            ------   ------   ------  ------
     Total income before income taxes       $ 65.0   $196.1   $311.7  $548.3
                                            ======   ======   ======  ======

c. Comprehensive income for the three and nine months ended September 30, 2000 and 1999 includes the following components (in millions of dollars):

                                         Three Months       Nine Months
                                        Ended Sept 30      Ended Sept 30
                                       ---------------     -------------
                                        2000     1999      2000    1999
                                       ------   ------    ------  ------
     Net income                        $ 42.9   $138.4    $185.9  $366.3
     Other comprehensive
       income (loss)
        Foreign currency
         translation adjustment           2.0   ( 19.9)    (21.5) ( 63.0)
        Related tax expense
         (benefit)                        5.1      1.0      13.7     1.5
                                       ------   ------    ------  ------
     Total other comprehensive
       income (loss)                     (3.1)  ( 20.9)    (35.2) ( 64.5)
                                       ------   ------    ------  ------
     Comprehensive income              $ 39.8   $117.5    $150.7  $301.8
                                       ======   ======    ======  ======


     Accumulated other comprehensive income (loss), all of which relates to foreign currency translation adjustments, as of September 30,2000 and December 31, 1999 is as follows (in millions of dollars):

                                         September 30,     December 31,
                                             2000               1999
                                        ----------------    -----------

     Balance at beginning of period       $(570.4)            $(531.6)
     Translation adjustments               ( 35.2)             ( 38.8)
                                          -------             -------
     Balance at end of period             $(605.6)            $(570.4)
                                          =======             =======

d. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the nine months ended September 30, 2000 and 1999 was $10.5 million and $53.8 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview
------------

The company is continuing to transition its business to meet the new requirements of the e-business marketplace. During the third quarter, the company completed a strategic business review aimed at focusing the company on higher-growth, higher-margin e-business opportunities and improving its financial performance. As a result of this review, the company plans to implement a series of actions during the fourth quarter of 2000 designed to build its revenue base in new high-growth markets; focus its research and development resources on high-potential new markets; de-emphasize non-strategic, low-growth and low-margin businesses and products; and reduce its cost structure in line with its new, more focused business model. In particular, the company plans to:

* Streamline its portfolio of industry-specific repeatable solutions from more than 30 programs currently to approximately 15 strategic solutions, and introduce new, high-potential solutions in growth areas such as wealth management and mobile-commerce;

* Enhance its outsourcing business to more aggressively pursue joint ventures and other new business models to drive accelerated growth in this key growth area;

* Focus its networking business on high value-added services, such as managed network outsourcing services, network consulting, and an expanded network security management practice;

* Continue to focus its technology business on high-end, enterprise-class servers and de-emphasize low-margin commodity products.

In addition, the company plans to reduce its cost structure in line with its lower revenue levels and its focus on higher-growth, higher-margin opportunities going forward. As the first action in this cost structure realignment, the company is offering an early retirement incentive to approximately 1,500 U.S. employees. To the extent eligible employees elect this program, funding will come from the company's pension plan. The company estimates that it will take a one-time, pre-tax charge of approximately $200 million in the fourth quarter of 2000 related to the early retirement and other actions.

Results of Operations
---------------------

For the three months ended September 30, 2000, the company reported net income of $42.9 million or $.14 per diluted share, compared to $138.4 million, or $.43 per diluted share, for the three months ended September 30, 1999. The prior period included an extraordinary item of $12.1 million, or $.04 per diluted common share, for the early extinguishment of debt and a one-time tax benefit of $22.0 million, or $.07 per diluted share. Excluding these items, earnings in the prior period were $.40 per diluted common share.

Total revenue for the quarter ended September 30, 2000 was $1.69 billion, down 9% from revenue of $1.87 billion for the quarter ended September 30, 1999. Excluding the negative impact of foreign currency translations, revenue in the quarter declined 6%. The decrease in revenue was principally due to continuing weakness in the company's services business as well as lower sales of enterprise servers. Total gross profit percent was 28.1% in the third quarter of 2000 compared to 35.9% in the year-ago period, principally due to a lower mix of higher-margin products and services than in the year-ago quarter and reduced utilization of services personnel.

For the three months ended September 30, 2000, selling, general and administrative expenses were $320.1 million (18.9% of revenue) compared to $354.8 million (19.0% of revenue) for the three months ended September 30, 1999. The decrease in these expenses reflected continued progress in controlling costs through the company's worldwide business process standardization program as well as the benefits of tight controls placed on discretionary spending during the quarter. This led to a reduction in general and administrative expenses which was partially offset by an increase in selling expenses. Research and development expenses were $77.5 million compared to $86.2 million a year earlier.

For the third quarter of 2000, the company reported an operating income percent of 4.6% compared to 12.3% for the third quarter of 1999.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2000
------------------
Customer revenue          $1,690.9                  $1,200.2    $490.7
Intersegment                           $( 92.8)         10.6      82.2
                          --------     -------      --------    ------
Total revenue             $1,690.9     $( 92.8)     $1,210.8    $572.9
                          ========     =======      ========    ======
Gross profit percent          28.1%                     21.6%     38.9%
                          ========                  ========    ======
Operating income
     percent                   4.6%                      1.5%      9.8%
                          ========                  ========    ======
Three Months Ended
September 30, 1999
------------------
Customer revenue          $1,865.4                  $1,318.5    $546.9
Intersegment                           $(151.7)         17.7     134.0
                          --------     -------      --------    ------
Total revenue             $1,865.4     $(151.7)     $1,336.2    $680.9
                          ========     =======      ========    ======
Gross profit percent          35.9%                     25.8%     48.5%
                          ========                  ========    ======
Operating income
     percent                  12.3%                      7.8%     20.2%
                          ========                  ========    ======

In the Services segment, customer revenue decreased 9% to $1.20 billion in the third quarter of 2000 from $1.32 billion in the third quarter of 1999 as an increase in networking services revenue was more than offset by declines in systems integration and repeatable solutions, proprietary maintenance, and outsourcing. The decline in proprietary maintenance revenue, which continues to decline industry wide, reflected customers' higher rates of replacement of older equipment last year with newer systems that are under warranty and require less maintenance. The gross profit percent declined to 21.6% in the current quarter compared to 25.8% in the prior period, principally reflecting reduced utilization of services personnel as well as a lower mix of higher-margin systems integration and solutions, and proprietary maintenance revenue in the quarter. Operating income percent declined to 1.5% in the current quarter from 7.8% last year, principally due to the gross profit decline.

In the Technology segment, customer revenue decreased 10% to $491 million in the third quarter of 2000 from $547 million in the prior-year period, as strong initial sales of the company's new Cellular MultiProcessing servers were more than offset by a decline in ClearPath enterprise server revenue. The current quarter comparison was difficult because the September 1999 quarter reflected strong revenue levels associated with spending by customers in preparation for the year 2000 transition. The gross profit percent was 38.9% in 2000 compared to 48.5% in 1999, due in large part to a lower percentage of enterprise server sales in the current quarter. Operating profit in this segment declined to 9.8% in 2000 from 20.2% in 1999, principally due to the gross profit decline.

Interest expense for the three months ended September 30, 2000 was $18.5 million compared to $34.1 million for the three months ended September 30, 1999. The decline was principally due to the company's debt reduction program.

Other income (expense), net, which can vary from quarter to quarter, was income of $6.4 million in the current quarter compared to income of $1.0 million in the year-ago quarter. The change was primarily due to higher interest income and foreign exchange gains in the current period versus a year ago.

Income before income taxes was $65.0 million in the third quarter of 2000 compared to $196.1 million last year. The provision for income taxes was $22.1 million in the current period (34% effective rate) compared to $45.6 million in the year-ago period. The tax provision in the prior period included a one-time benefit of $22.0 million related to a U.S. Treasury income tax regulation pertaining to the use of net operating loss carryforwards of acquired companies. Exclusive of this benefit, the effective tax rate in 1999 was 35%. The decline in the effective tax rate was principally due to tax planning strategies.

For the nine months ended September 30, 2000, revenue was $4.96 billion, down 11% from $5.58 billion for the nine months ended September 30, 1999. Net income in the current nine month period was $185.9 million, or $.59 per diluted share, compared to net income of $366.3 million, or $1.13 per diluted share, in the prior-year period. Both periods include an extraordinary item for the early extinguishment of debt: $19.8 million, or $.06 per diluted share, in the nine months ended September 30, 2000 and $12.1 million, or $.04 per diluted share, in the nine months ended September 30, 1999. In addition, the prior-year period included the one-time tax benefit mentioned above. Excluding these items, income in the current period was $205.7 million, or $.65 per diluted share, compared to $356.4 million, or $1.10 per diluted share, in the prior-year period.

In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views on applying generally accepted accounting principles to selected revenue recognition issues and is effective for the company in the first quarter of 2000. However, in March and again in September 2000, in response to requests from a number of groups asking for additional time to determine the effect, if any, on registrants' revenue recognition practices, the SEC staff delayed the implementation date of SAB No. 101. SAB No. 101 now must be implemented by the company no later than the fourth quarter of 2000, effective retroactively to the first quarter of 2000. In addition, on October 12, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document which clarifies and elaborates on the SEC staff's views regarding revenue recognition. The company's initial assessment of the impact of SAB No. 101 is that it would not have a material effect on its consolidated financial position, consolidated results of operations, or liquidity. However, the company is in the process of reassessing the impact, if any, of SAB No. 101 based on the FAQ document.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, which is effective for the company for the year beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in the fair value of derivatives will be reported currently in earnings or in other comprehensive income depending on their effectiveness pursuant to SFAS No. 133. Adoption of SFAS No. 133 will also require a change in accounting for the company's yen cross currency swap, as discussed separately below. Management does not currently expect that adoption of SFAS No. 133 will have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition
-------------------

Cash and cash equivalents at September 30, 2000 were $234.9 million compared to $464.0 million at December 31, 1999. During the nine months ended September 30, 2000, cash used for operations was $72.7 million compared to cash provided by operations of $320.1 million a year ago, primarily reflecting a decline in profitability and higher accounts receivable levels.

Cash used for investing activities during the first nine months of 2000 was $182.6 million compared to $229.5 million during the first nine months of 1999. During the current period, both proceeds from investments and purchases of investments, which represent primarily foreign exchange hedging contract activity, declined from the prior year as a result of extending the duration of individual contracts to more closely match the timeframe of related underlying exposures. This change in duration of foreign currency contracts did not significantly impact net cash flows. In addition, the current period reflects lower cash usage for purchases of businesses and, as described below, $27.5 million proceeds from the termination of the euro swap.

Cash provided by financing activities during the nine months ended September 30, 2000 was $37.8 million compared to cash usage of $322.3 million in the year-ago period. The current period includes net proceeds from short-term borrowings of $442.5 million, principally borrowings used to repay long-term debt of $447.2 million, as described below. Included in the prior period were payments of $197.0 million for redemptions of preferred stock and $59.4 million for preferred stock dividends.

Total debt was $1.0 billion at September 30, 2000, up $26.9 million from December 31, 1999.

The company has a $400 million credit agreement which expires June 2001. As of September 30, 2000, $240 million was outstanding under this agreement at an average rate of 7.05%.

On April 15, 2000, the company redeemed all of its $399.5 million outstanding 12% senior notes due 2003 at the stated redemption price of 106% of principal. As a result, the company recorded an extraordinary after-tax charge of $19.8 million, or $.06 per diluted share, for the call premium and unamortized debt expense. In March 2000, the company entered into an additional $150 million credit agreement expiring April 2001 for the purpose of funding this redemption. As of September 30, 2000, the entire amount was borrowed under this agreement at a rate of 7.47%. The redemption was funded through a combination of cash and short-term borrowings under the company's two credit agreements.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

In the third quarter of 1999, the company entered into interest rate swaps and currency swaps for euros and Japanese yen. In May 2000, the company terminated the euro currency swap and received $27.5 million. A gain of $.9 million on the termination was recorded in the second quarter of 2000. On October 5, 2000, the company terminated both of its interest rate swaps at a net cost of $.7 million which will be recognized in interest expense over the remaining terms of the related debt instruments.

The only remaining swap instrument is the Japanese yen cross currency swap, which has been designated as a hedge of the company's net investments denominated in yen. Under this instrument, the company is obligated to deliver on April 1, 2008, 23.2 billion yen in exchange for $200 million. At September 30, 2000, the company has a payable of $14.0 million included in other liabilities (long-term) related to the yen currency swap. Under this instrument, the company pays yen libor plus .40% and receives US libor plus
 .83% (.78875% and 7.49% at September 30, 2000, respectively). The company records the effect of the interest rate difference in interest expense, which, since inception of the swap, has approximated a $3.5 million reduction in interest expense each quarter. Upon adoption of SFAS No. 133 on January 1, 2001, this benefit can no longer be recorded in interest expense.

The company has on file with the Securities and Exchange Commission an effective registration statement covering $700 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

At September 30, 2000, the company had deferred tax assets in excess of deferred tax liabilities of $1,382 million. For the reasons cited below, management determined that it is more likely than not that $1,085 million of such assets will be realized, therefore resulting in a valuation allowance of $297 million.

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

Stockholders' equity increased $217.7 million during the nine months ended September 30, 2000, principally reflecting net income of $185.9 million and $66.6 million for issuance of stock under stock option and other plans offset in part by currency translation of $35.2 million.

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

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; on its ability to effectively implement the actions being taken as a result of its strategic review; on its ability to effectively execute its sales efforts under the organizational model implemented at the beginning of 2000; on its ability to mitigate the effects of competitive pressures and volatility in the information services and technology industry on revenues, pricing and margins; on its ability to effectively manage the shift of its business mix away from traditional high-margin product and services offerings; and on its ability to successfully attract and retain highly skilled people. In addition, future operating results could be impacted by market demand for and acceptance of the company's service and product offerings.

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

Approximately 58% of the company's total revenue derives from international operations. The risk of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

As previously reported, most recently in the company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, a number of purported class action lawsuits seeking unspecified compensatory damages have been filed against Unisys and various current and former officers in the U.S. District Court for the Eastern District of Pennsylvania by persons who acquired Unisys common stock during the period May 4, 1999 through October 14, 1999. On February 16, 2000, these actions, which are in the early stages, were consolidated under the caption In re: Unisys Corporation Securities Litigation. The plaintiffs allege violations of the Federal securities laws in connection with statements made by the company concerning certain of its services contracts. The company believes it has meritorious defenses and intends to defend this action vigorously.


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended September 30, 2000, the company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: October 23, 2000                      By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

10.1 1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000

10.2 Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000

10.3 Unisys Corporation Deferred Compensation Plan, as amended and restated effective September 22, 2000

10.4 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective September 22, 2000

10.5 Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000

11.1 Statement of Computation of Earnings Per Share for the nine months ended September 30, 2000 and 1999

11.2 Statement of Computation of Earnings Per Share for the three months ended September 30, 2000 and 1999

12       Statement of Computation of Ratio of Earnings to Fixed Charges

27       Financial Data Schedule