Form 10-K
period 2000-12-31
UNISYS CORP
filed 2001-02-02
CIK 746838

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates: approximately $4,605,482,000 as of December 29, 2000. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2000: 315,379,164.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 2000 Annual Report to Stockholders -- Part I,
Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for the 2001 Annual Meeting of Stockholders -- Part III.

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

     Unisys has two business segments -- Services and Technology. Financial information concerning the two segments is set forth in Note 15, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 2000 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The principal executive offices of Unisys are located at Unisys Way, Blue Bell, Pennsylvania 19424.

Principal Products and Services
-------------------------------

     Unisys provides services and technology to commercial businesses and governments throughout most of the world.

     In the Services segment, Unisys integrates and delivers the solutions, services and network infrastructure required by business and government to transform their organizations for the internet economy. Unisys offers a portfolio of solutions targeted at key vertical industries: financial services, communications, transportation, publishing, commercial, and public sector. Offerings in the Services segment include vertical industry and custom solutions, systems integration, outsourcing, network services and multi-vendor information systems management and support.

     In the Technology segment, Unisys develops servers and related products which operate in high-volume, mission-critical environments. Major offerings include enterprise-class servers such as the ClearPath Enterprise server, which integrates proprietary and "open" platforms; Windows 2000 servers with enterprise-class attributes, such as the ES7000 server line based on the Cellular MultiProcessing architecture; system middleware to power high-end servers; storage products; payment systems; and specialized technologies.

     Products and services are marketed primarily through a direct sales force. In certain foreign countries, Unisys markets primarily through distributors. Unisys manufactures a significant portion of its product lines. Some products, including certain commodity and small servers, peripheral products, and software products, are manufactured for Unisys to its design or specifications by other business equipment manufacturers or software suppliers.

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

Backlog
-------

     In the Services segment, firm order backlog at December 31, 2000 was $5.8 billion, compared to $4.6 billion at December 31, 1999. Approximately $2.3 billion (40%) of 2000 backlog is expected to be filled in 2001. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded U.S. Government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

     At the end of 2000, the Company also had $2.1 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts for 1999 was $2.3 billion.

     Because of the relatively short cycle between order and shipment in its Technology segment, the Company believes that backlog information for this segment is not material to the understanding of its business.

Customers
---------

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products to various agencies of the U.S. government represented 10% of total consolidated revenue in 2000.

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

Research and Development
------------------------

     Unisys-sponsored research and development costs were $333.6 million in 2000, $339.4 million in 1999, and $308.3 million in 1998.

Environmental Matters
---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2001 and 2002.

Employees
---------

     As of December 31, 2000, Unisys had approximately 36,900 employees.

International and Domestic Operations
-------------------------------------

     Financial information by geographic area is set forth in Note 15, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 2000 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

     As of December 31, 2000, Unisys had 25 major facilities in the United States with an aggregate floor space of approximately 5.5 million square feet, located primarily in California, Georgia, Illinois, Michigan, Minnesota, Pennsylvania, Utah and Virginia. Three of these facilities, with aggregate floor space of approximately 1.5 million square feet, were owned by Unisys and 22, with approximately 4.0 million square feet of floor space, were leased to Unisys. Approximately 4.7 million square feet of the U.S. facilities were in current operation, approximately .7 million square feet were subleased to others, and approximately .1 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     As of December 31, 2000, Unisys had 26 major facilities outside the United States with an aggregate floor space of approximately 2.5 million square feet, located primarily in Brazil, Canada, France, South Africa, Switzerland and the United Kingdom. Seven of these facilities, with approximately .9 million square feet of floor space, were owned by Unisys and 19, with approximately 1.6 million square feet of floor space, were leased to Unisys. Approximately 1.7 million square feet were in current operation, approximately .4 million square feet were subleased to others, and approximately .4 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     As previously reported, most recently in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, a number of purported class action lawsuits seeking unspecified compensatory damages have been filed against Unisys and various current and former officers in the U.S. District Court for the Eastern District of Pennsylvania by persons who acquired Unisys common stock during the period May 4, 1999 through October 14, 1999. On February 16, 2000, these actions, which are in the early stages, were consolidated under the caption In re: Unisys Corporation Securities Litigation.
                               -----------------------------------------------
The plaintiffs allege violations of the Federal securities laws in connection with statements made by the Company concerning certain of its services contracts. The Company believes it has meritorious defenses and intends to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2000.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

     Information concerning the executive officers of Unisys is set forth below.


        Name                       Age       Position with Unisys
        ----                       ---       ---------------------

Lawrence A. Weinbach                61       Chairman of the Board,
                                             President and Chief
                                             Executive Officer

Harold S. Barron                    64       Vice Chairman

Jack A. Blaine                      56       Executive Vice President;
                                             President, Worldwide Sales
                                             and Services

George R. Gazerwitz                 60       Executive Vice President;
                                             President, Systems &
                                             Technology

Joseph W. McGrath                   48       Executive Vice President;
                                             President, Global Industries

David O. Aker                       54       Senior Vice President,
                                             Worldwide Human Resources

Janet Brutschea Haugen              42       Senior Vice President and
                                             Chief Financial Officer

James F. McGuirk II                 57       Senior Vice President

Nancy Straus Sundheim               49       Senior Vice President,
                                             General Counsel and Secretary

Janet B. Wallace                    49       Senior Vice President;
                                             President, Global Network
                                             Services

Leigh Alexander                     43       Vice President and Chief
                                             Marketing Officer

Barbara A. Babcock                  52       Vice President; President,
                                             e-Business Services

Richard D. Badler                   50       Vice President, Corporate
                                             Communications

Scott A. Battersby                  42       Vice President and Treasurer

Leo C. Daiuto                       55       Vice President, Product
                                             Development and Technology

Robert D. Evans                     53       Vice President; President,
                                             Global Outsourcing

Jack F. McHale                      51       Vice President,
                                             Investor Relations

Alastair M. Taylor                  52       Vice President, Worldwide
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

     Mr. Barron, Vice Chairman of the Company since January 2001. He was Senior Vice President and General Counsel from 1993 to 2001. From 1994 to 1999, he also served as Secretary. Mr. Barron has been an officer since 1991, when he joined the Company as Vice President and General Counsel.

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

     Ms. Haugen, Senior Vice President and Chief Financial Officer since July 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-
1999). Before joining Unisys, she held the position of audit partner at Ernst & Young LLP. Ms. Haugen has been an officer since 1996.

     Mr. McGuirk, Senior Vice President since 1998. He also currently serves as general manager of North America sales and services. During 2000, he had responsibility for the public sector business worldwide. From 1992 to 1999, he served as President of the Federal Systems business. Mr. McGuirk has been an officer since 1996.

     Ms. Sundheim, Senior Vice President, General Counsel and Secretary since January 2001. From 1999 to 2001, she was Vice President, Deputy General Counsel and Secretary. She had been Deputy General Counsel since 1990. Ms. Sundheim has been an officer since 1999.

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

     Ms. Alexander, Vice President and Chief Marketing Officer since September 2000. Prior to joining Unisys in 2000, she was with Comdial Corporation from 1998 serving as president, Comdial Enterprise Solutions and as Senior Vice President, Marketing. Before that, Ms. Alexander was Senior Vice President, Marketing and Strategic Planning at PageNet (1996-1997) and Senior Vice President, Marketing and Sales at Philips Media (1995-1996). Ms. Alexander has been an officer since 2000.

     Ms. Babcock, Vice President and President, e-Business Services since January 2000. Prior to that time, she was the virtual general manager for electronic business (1999); and vice president of marketing and strategy for the information services group (1995-1999). Ms. Babcock has been an officer since 2000.

     Mr. Badler, Vice President, Corporate Communications since 1998. Prior to joining Unisys, he was Vice President, Corporate Communications for General Instrument Corporation (1996-1998); and an executive vice president and account director for Golin/Harris Communications in Chicago (1994-1996). Mr. Badler has been an officer since 1998.

     Mr. Battersby, Vice President and Treasurer since October 2000. Prior to that time, he served as vice president of corporate strategy and development (1998-2000); vice president and Assistant Treasurer (1996-1998); and director of corporate finance (1992-1996). Mr. Battersby has been an officer since 2000.

     Mr. Daiuto, Vice President, Product Development and Technology since July 2000. Prior to that time, he had held a variety of business and engineering management positions with Unisys since he joined the Company in 1970. Mr. Daiuto has been an officer since 2000.

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

     Mr. Taylor, Vice President, Worldwide Financial Services since January 2000. Prior to that time, he served as chief executive of the information services group in Europe (1998-1999); vice president and general manager of the financial market sector of the information services group (1996-1998); and vice president of operations and planning for the information services and solutions group(1995-1996). Mr. Taylor has been an officer since 2000.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS
--------------------------------------------------------------------------

     Unisys Common Stock (trading symbol "UIS") is listed for trading on the New York Stock Exchange, on exchanges in Amsterdam, Brussels, and London and on the USB AG in Switzerland. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading "Quarterly financial information", in the Unisys 2000 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2000, there were 315.4 million shares outstanding and approximately 29,700 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     A summary of selected financial data for Unisys is set forth under the heading "Ten-year summary of selected financial data" in the Unisys 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     Management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

     Information concerning market risk is set forth under the heading "Market risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2000 and 1999 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000, appearing in the Unisys 2000 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, appearing in the Unisys 2000 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 2000 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------


     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     (a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 2002" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 2003" in the Unisys Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 10, of this report.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation is set forth under the headings "EXECUTIVE COMPENSATION", "REPORT OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE" and "STOCK PERFORMANCE GRAPH" in the Unisys Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
-------------------------------------------------

     Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2000 Annual Report to Stockholders which are incorporated herein by reference:

                                                      Annual Report
                                                         Page No.
                                                      -------------
     Consolidated Balance Sheet at
      December 31, 2000 and December 31, 1999                37

     Consolidated Statement of Income for each of the
      three years in the period ended December 31, 2000      36

     Consolidated Statement of Cash Flows for each of the
      three years in the period ended December 31, 2000      38

     Consolidated Statement of Stockholders' Equity for
      each of the three years in the period ended
      December 31, 2000                                      39

     Notes to Consolidated Financial Statements           40-57

     Report of Independent Auditors                          58

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

     Schedule                                          Form 10-K
     Number                                            Page No.
     --------                                          ---------

     II     Valuation and Qualifying Accounts                 17

       The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2000 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 18 through 20. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.15.

(b) Reports on Form 8-K.

     During the quarter ended December 31, 2000, Unisys filed a Current Report on Form 8-K, dated December 7, 2000, to report under Items 5 and 7 of such Form.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNISYS CORPORATION

                                                  /s/ Lawrence A. Weinbach
                                              By: --------------------------
                                                      Lawrence A. Weinbach
                                                      Chairman of the Board,
                                                      President and Chief
Date: February 2, 2001                                Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2001.


/s/ Lawrence A. Weinbach           *James J. Duderstadt
-------------------------           --------------------
Lawrence A. Weinbach                James J. Duderstadt
Chairman of the Board,              Director
President and Chief Executive
Officer (principal                 *Henry C. Duques
executive officer) and              ---------------------
Director                            Henry C. Duques
                                    Director

/s/ Janet Brutschea Haugen         *Gail D. Fosler
---------------------------         -------------------
Janet Brutschea Haugen              Gail D. Fosler
Senior Vice President               Director
and Chief Financial Officer
(principal financial and           *Melvin R. Goodes
accounting officer)                 ----------------
                                    Melvin R. Goodes
                                    Director
*J. P. Bolduc
-----------------------            *Rajiv L. Gupta
 J. P. Bolduc                       ----------------
 Director                           Rajiv L. Gupta
                                    Director
*Kenneth A. Macke
---------------------              *Edwin A. Huston
 Kenneth A. Macke                   ----------------
 Director                           Edwin A. Huston
                                    Director
*Theodore E. Martin
----------------------
 Theodore E. Martin
 Director

                                   *By:/s/ Lawrence A. Weinbach
                                       ---------------------------
                                           Lawrence A. Weinbach
                                           Attorney-in-Fact

                              UNISYS CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                  (Millions)

                                        Additions
                            Balance at  Charged                        Balance
                            Beginning   to Costs                       at End
Description                 of Period   and Expenses   Deductions (1)  of Period
--------------------------------------------------------------------------------


Allowance for Doubtful
Accounts (deducted from
accounts and
notes receivable):


Year Ended
  December 31, 1998          $70.0        $ 4.0          $(22.8)         $51.2

Year Ended
  December 31, 1999          $51.2        $13.6          $(13.0)         $51.8

Year Ended
  December 31, 2000          $51.8        $ 8.2          $(11.7)         $48.3

(1) Write-off of bad debts less recoveries.

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

4.3 Amendment No. 1, dated as of February 22, 1996, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated February 22, 1996)

4.4 Amendment No. 2, dated as of December 7, 2000, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated December 7, 2000)

10.1 Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit
           10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective September 22, 2000(incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3 Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit
           10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended

           September 30, 2000)

10.4 Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5 Summary of supplemental executive benefits provided to officers of Unisys Corporation (incorporated by reference to Exhibit 10(k) of the registrant's Annual Report on Form 10-K for the year ended December 31, 1992)

10.6 Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.7 1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit
           10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.8 Unisys Corporation Officers' Car Allowance Program, effective as of July 1, 1991 (incorporated by reference to Exhibit 10(hh) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1991)

10.9 Unisys Corporation Elected Officer Pension Plan, as amended through May 22, 1997 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.10 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended through May 22, 1997 (incorporated by reference to Exhibit
           10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.11 Unisys Corporation Executive Life Insurance Program (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.12 Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the registrant's Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.13      Form of Executive Employment Agreement (incorporated by reference to
           Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

10.14 Employment Agreement, dated September 23, 1997, between the registrant and Lawrence A. Weinbach (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997)

10.15 Employment Agreement, dated as of November 19, 1999, by and between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

12         Computation of Ratio of Earnings to Fixed Charges

13 Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2000

21         Subsidiaries of the Registrant

23         Consent of Independent Auditors

24         Power of Attorney