Form 10-Q
period 2001-03-31
UNISYS CORP
filed 2001-04-26
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

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

     Number of shares of Common Stock outstanding as of March 31, 2001:
316,696,470.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Millions)

                                          March 31,    December 31,
                                            2001          2000
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  326.0       $  378.0
Accounts and notes receivable, net         1,140.6        1,247.4
Inventories
   Parts and finished equipment              242.5          249.4
   Work in process and materials             197.7          176.1
Deferred income taxes                        462.7          460.6
Other current assets                         102.6           75.5
                                          --------       --------
Total                                      2,472.1        2,587.0
                                          --------       --------

Properties                                 1,576.1        1,584.1
Less-Accumulated depreciation                958.6          963.9
                                          --------       --------
Properties, net                              617.5          620.2
                                          --------       --------
Investments at equity                        225.8          225.8
Software, net of accumulated amortization    301.1          296.7
Prepaid pension cost                       1,112.5        1,063.0
Deferred income taxes                        583.6          583.6
Other assets                                 436.6          341.4
                                          --------       --------
Total                                     $5,749.2       $5,717.7
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $  180.1       $  209.5
Current maturities of long-term debt          15.7           16.8
Accounts payable                             655.5          847.7
Other accrued liabilities                  1,287.5        1,323.5
Income taxes payable                         299.4          288.3
                                          --------       --------
Total                                      2,438.2        2,685.8
                                          --------       --------
Long-term debt                               535.8          536.3
Other liabilities                            498.7          309.5

Stockholders' equity
Common stock, shares issued: 2001, 318.6;
   2000,317.3                                  3.2            3.2
Accumulated deficit                       (  760.1)      (  829.4)
Other capital                              3,671.0        3,656.0
Accumulated other comprehensive loss      (  637.6)      (  643.7)
                                          --------       --------
Stockholders' equity                       2,276.5        2,186.1
                                          --------       --------
Total                                     $5,749.2       $5,717.7
                                          ========       ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)

                                         Three Months Ended March 31
                                         ---------------------------
                                             2001           2000
                                           --------       --------
Revenue                                    $1,623.8       $1,668.7
                                           --------       --------
Costs and expenses
   Cost of revenue                          1,196.2        1,129.4
   Selling, general and administrative        245.3          281.5
   Research and development expenses           76.0           82.1
                                           --------       --------
                                            1,517.5        1,493.0
                                           --------       --------
Operating income                              106.3          175.7

Interest expense                               15.9           20.5
Other income (expense), net                    13.0            6.2
                                           --------       --------
Income before income taxes                    103.4          161.4
Provision for income taxes                     34.1           54.9
                                           --------       --------
Net income                                 $   69.3       $  106.5
                                           ========       ========
Earnings per share
   Basic                                   $    .22       $    .34
                                           ========       ========
   Diluted                                 $    .22       $    .34
                                           ========       ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2001      2000
                                                    --------   --------
Cash flows from operating activities
Net income                                         $   69.3   $  106.5
Add(deduct) items to reconcile net income
   to net cash provided by (used for) operating
   activities:
Depreciation                                           35.1       37.8
Amortization:
   Marketable software                                 30.4       29.2
   Goodwill                                             1.9        2.4
(Increase) in deferred income taxes, net             (  2.0)    (  2.9)
Decrease in receivables, net                           20.9       72.7
(Increase) in inventories                            ( 14.8)    (  4.4)
(Decrease) in accounts payable and
   other accrued liabilities                         (234.2)    (246.1)
Increase in income taxes payable                       11.1        6.4
Increase (decrease) in other liabilities              190.4     (   .2)
(Increase) in other assets                           ( 89.3)    ( 46.5)
Other                                                   5.0        2.2
                                                    -------     ------
Net cash provided by (used for) operating
   activities                                          23.8     ( 42.9)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                          420.0      135.7
   Purchases of investments                          (415.3)    (128.5)
   Investment in marketable software                 ( 34.8)    ( 34.3)
   Capital additions of properties                   ( 31.6)    ( 38.2)
   Proceeds from sales of properties                               7.8
   Purchases of businesses                                      (  3.8)
                                                    -------     ------
Net cash (used for) investing activities             ( 61.7)    ( 61.3)
                                                    -------     ------
Cash flows from financing activities
   Net (reduction in) proceeds from short-term
   borrowings                                        ( 29.5)      25.2
   Proceeds from employee stock plans                   9.2       17.0
   Payments of long-term debt                        (   .3)    (  2.9)
                                                    -------     ------
Net cash (used for) provided by financing
   activities                                        ( 20.6)      39.3
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            6.5     (  1.7)
                                                    -------     ------

Decrease in cash and cash equivalents                ( 52.0)    ( 66.6)
Cash and cash equivalents, beginning of period        378.0      464.0
                                                    -------    -------
Cash and cash equivalents, end of period            $ 326.0    $ 397.4
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

a. The following table shows how earnings per share were computed for the three months ended March 31, 2001 and 2000 (dollars in millions, shares in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2001             2000
                                                  -----------     -----------
    Basic Earnings Per Share

    Net income                                     $      69.3     $     106.5
                                                   ===========     ===========

    Weighted average shares                        316,309,119     311,160,698
                                                   ===========     ===========
    Basic earnings per share                       $       .22     $       .34
                                                   ===========     ===========

    Diluted Earnings Per Share

    Net income                                     $      69.3     $     106.5
                                                   ===========     ===========

    Weighted average shares                        316,309,119     311,160,698
    Plus incremental shares from assumed
      conversions of employee stock plans            2,720,156       5,918,972
                                                   -----------     -----------
    Adjusted weighted average shares               319,029,275     317,079,670
                                                   ===========     ===========
    Diluted earnings per share                     $       .22     $       .34
                                                   ===========     ===========

    During the three months ended March 31, 2001, 23.8 million shares related to employee stock plans were not included in the computation of diluted earnings per share because to do so would have been antidilutive.


b. Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative
   Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The cumulative effect of the change in accounting principle due to the adoption of SFAS NO. 133 resulted in the recognition of income of $3.3 million (net of $1.8 million of tax) in other comprehensive income.

   During the three months ended March 31, 2001, the amount recorded in earnings (a) related to cash flow hedge ineffectiveness and (b) as a result of the discontinuance of cash flow hedges because it is probable that the original transactions will not occur by the end of the originally specified period, was immaterial. In assessing hedge effectiveness, the company excludes forward exchange contract points and the change in time value related to purchased foreign currency option contracts.

   The company generally enters into cash flow hedge contracts for periods ranging from three months to one year. The amount reported in accumulated other comprehensive income related to cash flow hedges is expected to be reclassified into earnings during the above period of time as the transactions being hedged are recorded.


c. A summary of the company's operations by business segment for the three-month periods ended March 31, 2001 and 2000 is presented below
   (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended        -----    ---------    --------    ----------
     March 31, 2001
   ------------------
   Customer revenue         $1,623.8               $1,175.7      $448.1
   Intersegment                        $( 82.1)        13.3        68.8
                            --------   --------    --------      ------
   Total revenue            $1,623.8   $( 82.1)    $1,189.0      $516.9
                            ========   ========    ========      ======
   Operating income(loss)   $  106.3   $(  9.3)    $   27.1      $ 88.5
                            ========   =======     ========      ======

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
                            ========   =======     ========      ======


   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                 2001          2000
                                                 ----          ----
   Total segment operating income               $115.6        $162.3
   Interest expense                              (15.9)        (20.5)
   Other income (expense), net                    13.0           6.2
   Corporate and eliminations                    ( 9.3)         13.4
                                                ------        ------
   Total income before income taxes             $103.4        $161.4
                                                ======        ======

d. Comprehensive income for the three months ended March 31, 2001 and 2000 includes the following components (in millions of dollars):

                                                         2001       2000
                                                         ----       ----

    Net income                                          $ 69.3     $106.5

    Other comprehensive income (loss)
      Cumulative effect of change in accounting
       principle (SFAS No. 133), net of tax of $1.8        3.3
      Cash flow hedges
          Income (loss), net tax of $3.7                   6.9
          Reclassification adjustments, net of tax
          of $(1.3)                                       (2.6)
      Foreign currency translation adjustments,
       net of tax of $(1.7) and $2.9                      (1.5)       2.9
                                                        ------     ------
    Total other comprehensive income                       6.1        2.9
                                                        ------     ------
    Comprehensive income                                $ 75.4     $109.4
                                                        ======     ======


Accumulated other comprehensive income (loss) as of December 31, 2000 and March 31, 2001 is as follows (in millions of dollars):


                                                                      Cash
                                                       Translation    Flow
                                               Total   Adjustments   Hedges
                                               -----   -----------   ------

    Balance at December 31, 1999             $(570.4)    $(570.4)    $    -
    Current-period change                     ( 73.3)     ( 73.3)
                                             -------     -------     ------
    Balance as December 31, 2000              (643.7)     (643.7)         -
    Current-period change                        6.1      (  1.5)       7.6
                                             -------     -------     ------
    Balance at March 31, 2001                $(637.6)    $(645.2)    $  7.6
                                             =======     =======     ======



e. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the three months ended March 31, 2001 and 2000 was $2.4 million and $3.0 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Overview
--------

During 2000, the company took actions to focus its resources on high-growth markets; de-emphasize non-strategic, low-growth and low-margin businesses and products; and reduce its cost structure in line with its more focused business model. As part of these actions, the company de-emphasized low-margin commodity products and explored strategic alternatives for its Federal government business, including divestment. Based on weak market conditions, the company has decided to retain its Federal government unit. The company is taking aggressive actions to position its Federal business for profitable growth by de-emphasizing the sale of commodity hardware, streamlining infrastructure costs and expenses, and better integrating the unit within the overall company business structure.

The following discussion of results of operations compare the results for the first quarter of 2001 with both the as reported and pro forma results for the first quarter of 2000. The pro forma results exclude de-emphasized low-margin commodity hardware. For the three months ended March 31, 2000, financial highlights on an as reported and on a pro forma basis are as follows (in millions of dollars, except per share data):


                                       Three Months Ended
                                         March 31, 2000
                                     ----------------------
                                        As             Pro
                                     Reported         Forma
                                     --------        -------

Revenue                              $1,668.7       $1,529.8
Cost of revenue                       1,129.4          997.0
Gross profit %                           32.3%          34.8%
S,G&A                                   281.5          274.4
S,G&A as a % of revenue                  16.9%          17.9%
Operating income                        175.7          178.3
Operating income as a % of revenue       10.5%          11.7%
Net income                              106.5          107.4
Diluted earnings per share                .34            .34


Results of Operations
---------------------

For the three months ended March 31, 2001, the company reported net income of $69.3 million, or $.22 per diluted share, compared to $106.5 million, or $.34 per diluted share, for the three months ended March 31, 2000.

Total revenue for the quarter ended March 31, 2001 was $1.62 billion, down 3% from revenue of $1.67 billion for the quarter ended March 31, 2000. The decrease in revenue was principally due to lower sales of commodity products (discussed above) and enterprise servers and declines in systems integration. Excluding the negative impact of foreign currency translations, revenue in the quarter was up 2% when compared to the year-ago period. When compared to pro forma revenue of $1.53 billion for the first quarter of 2000, revenue for the current quarter increased 6%. However, approximately 4-5 percentage points of revenue growth was attributable to residual commodity hardware sales during the first quarter of 2001.

Total gross profit was 26.3% in the first quarter of 2001 compared to 32.3% in the year-ago period, principally due to a lower mix of higher-margin products and services than in the year-ago quarter.

For the three months ended March 31, 2001, selling, general and administrative expenses were $245.3 million (15.1% of revenue) compared to $281.5 million (16.9% of revenue) for the three months ended March 31, 2000. Research and development expense was $76.0 million compared to $82.1 million a year earlier. The decrease in these expenses reflected the benefits of tight controls placed on discretionary spending during the quarter as well as the benefits of the restructuring actions announced in the fourth quarter of 2000. In both periods, but principally in the year-ago period, selling, general and administrative expense benefited from insurance cost reimbursements.

For the first quarter of 2001, the company reported an operating income percent of 6.5% compared to 10.5% (11.7% on a pro forma basis) for the first quarter of 2000.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2001
------------------
Customer revenue          $1,623.8                  $1,175.7    $448.1
Intersegment                           $( 82.1)         13.3      68.8
                          --------     -------      --------    ------
Total revenue             $1,623.8     $( 82.1)     $1,189.0    $516.9
                          ========     =======      ========    ======

Gross profit percent          26.3%                     18.2%     43.0%
                          ========                  ========    ======
Operating income
     percent                   6.5%                      2.3%     17.1%
                          ========                  ========    ======
Three Months Ended
March 31, 2000 - As Reported
----------------------------
Customer revenue          $1,668.7                  $1,125.0    $543.7
Intersegment                           $(124.1)         11.0     113.1
                          --------     -------      --------    ------
Total revenue             $1,668.7     $(124.1)     $1,136.0    $656.8
                          ========     =======      ========    ======

Gross profit percent          32.3%                     21.1%     46.3%
                          ========                  ========    ======
Operating income
     percent                  10.5%                      1.7%     21.8%
                          ========                  ========    ======
Three Months Ended
March 31, 2000 - Pro Forma
--------------------------
Customer revenue          $1,529.8                  $1,036.3    $493.5
Intersegment                           $(116.0)         16.5      99.5
                          --------     -------      --------    ------
Total revenue             $1,529.8     $(116.0)     $1,052.8    $593.0
                          ========     =======      ========    ======

Gross profit percent          34.8%                     22.4%     51.1%
                          ========                  ========    ======
Operating income
     percent                  11.7%                      2.1%     25.0%
                          ========                  ========    ======


In the Services segment, customer revenue was $1.18 billion up 5% from $1.13 billion in the year-ago period, as an increase in network services and outsourcing more than offset declines in systems integration and repeatable solutions, proprietary maintenance and lower sales of commodity products. The gross profit percent declined to 18.2% in the current quarter compared to 21.1% in the prior period, principally reflecting underutilization of services personnel (primarily in systems integration), the startup of large outsourcing contracts, and a lower mix of higher-margin proprietary maintenance revenue in the quarter. Operating income percent increased to 2.3% in the current quarter from 1.7% last year, principally due to a decline in selling, general and administrative expenses. Customer revenue in the Services segment increased 13% in the current quarter from pro forma revenue in the year-ago quarter.

In the Technology segment, customer revenue declined 18% to $448 million in the first quarter of 2001 from $544 million in the prior-year period, principally due to declines in ClearPath enterprise server revenue and lower commodity hardware sales. The gross profit percent was 43.0% in the current quarter compared to 46.3% in the prior period, reflecting the lower mix of higher-margin ClearPath server sales in the quarter. Operating profit in this segment declined to 17.1% in the current quarter from 21.8% in 2000, principally due to the gross profit decline. Customer revenue in the Technology segment declined 9% in the current period from pro forma revenue in the year-ago period.

Interest expense for the three months ended March 31, 2001 was $15.9 million compared to $20.5 million for the three months ended March 31, 2000. The decline was principally due to lower average borrowings.

Other income (expense), net, which can vary from quarter to quarter, was income of $13.0 million in the current quarter compared to $6.2 million in the year-ago quarter. The increase was principally due to foreign exchange gains in the current period compared to losses in the year-ago period.

Income before income taxes was $103.4 million in the first quarter of 2001 compared to $161.4 million last year. The provision for income taxes was $34.1 million in the current period (33% effective rate)compared to $54.9 million in the year-ago period (34% effective rate). The decline in the effective tax rate was principally due to tax planning strategies.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. Adoption of SFAS No. 140 will not have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.


Financial Condition
-------------------

Cash and cash equivalents at March 31, 2001 were $326.0 million compared to $378.0 million at December 31, 2000.

During the three months ended March 31, 2001, cash provided by operations was $23.8 million compared to a cash usage of $42.9 million for the three months ended March 31, 2000, principally reflecting an improvement in working capital management, mainly a higher level of advance payments under long-term contracts. Cash expenditures in the current quarter related to prior-year restructuring charges (which are included in operating activities) were $12 million compared to $11 million for the prior-year quarter, and are expected to be approximately $46 million for the remainder of 2001 and $20 million in total for all subsequent years, principally for work-force reductions and facility costs. Personnel reductions in the current quarter related to these restructuring actions were approximately 100 and are expected to be approximately 600 for the remainder of the year.

Cash used for investing activities for the three months ended March 31, 2001 was $61.7 million compared to $61.3 million during the three months ended March 31, 2000.

Cash used for financing activities during the current quarter was $20.6 million compared to cash provided of $39.3 million in the prior year principally due to a reduction in short-term borrowings in the current quarter.

At March 31, 2001, total debt was $731.6 million, a decrease of $31.0 million from December 31, 2000.

In March 2001, the company entered into a new three-year $450 million unsecured credit agreement which replaced the $400 million three-year facility that was to expire in June 2001. As of March 31, 2001, there were no borrowings outstanding under this agreement.

In April 2000, the company redeemed all of its $399.5 million outstanding
12% senior notes. The redemption was funded through a combination of cash and short-term borrowings. In March 2000, the company entered into an additional $150 million credit agreement expiring April 2001 for the purpose of funding this redemption. As of March 31, 2001, $105.0 million was borrowed under this agreement at a rate of 6.08%. On April 12, 2001, such amount was repaid at maturity and the agreement expired.

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

At March 31, 2001, the company had deferred tax assets in excess of deferred tax liabilities of $1,301 million. For the reasons cited below, management determined that it is more likely than not that $992 million of such assets will be realized, therefore resulting in a valuation allowance of $309 million.

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

Stockholders' equity increased $90.4 million during the three months ended March 31, 2001, principally reflecting net income of $69.3 million, $12.7 million for issuance of stock under stock option and other plans, $2.4 million of tax benefits related to employee stock plans and currency translation of $6.1 million.

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

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; the success of the actions taken to focus on higher growth, higher-margin e-business opportunities; on its ability to effectively manage the shift in its technology business into higher growth, standards-based server products; on its ability to mitigate the effects of competitive pressures and volatility in the information technology and services industry on revenues, pricing and margins; and on its ability to successfully attract and retain highly skilled people. In addition, future operating results could be impacted by market demand for and acceptance of the company's service and product offerings.

Certain of the company's systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services at an agreed-upon price. Future results will depend on the company's ability to profitably perform these services contracts and bid and obtain new contracts.

The company frequently enters into contracts with governmental entities. Associated risks and uncertainties include the availability of appropriated funds and contractual provisions allowing governmental entities to terminate agreements in their discretion before the end of their terms.

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

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

As previously reported, most recently in the company's Annual Report on Form 10-K for the year ended December 31, 2000, a number of purported class action lawsuits seeking unspecified compensatory damages have been filed against Unisys and various current and former officers in the U.S. District Court for the Eastern District of Pennsylvania by persons who acquired Unisys common stock during the period May 4, 1999 through October 14, 1999. On February 16, 2000, these actions, which are in the early stages, were consolidated under the caption In re: Unisys Corporation Securities Litigation. The plaintiffs allege violations of the Federal securities laws in connection with statements made by the company concerning certain of its services contracts. The company believes it has meritorious defenses and intends to defend this action vigorously.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended March 31, 2001, the company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: April 26, 2001                        By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                             EXHIBIT INDEX



Exhibit
Number                        Description
-------                       -----------

12       Statement of Computation of Ratio of Earnings to Fixed Charges