Form 10-Q
period 2001-06-30
UNISYS CORP
filed 2001-07-20
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

     Number of shares of Common Stock outstanding as of June 30, 2001:
318,095,904.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Millions)

                                           June 30,    December 31,
                                            2001          2000
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  244.7       $  378.0
Accounts and notes receivable, net         1,040.1        1,247.4
Inventories
   Parts and finished equipment              240.7          249.4
   Work in process and materials             180.2          176.1
Deferred income taxes                        463.4          460.6
Other current assets                         109.6           75.5
                                          --------       --------
Total                                      2,278.7        2,587.0
                                          --------       --------

Properties                                 1,590.0        1,584.1
Less-Accumulated depreciation                959.7          963.9
                                          --------       --------
Properties, net                              630.3          620.2
                                          --------       --------
Investments at equity                        204.7          225.8
Software, net of accumulated amortization    303.4          296.7
Prepaid pension cost                       1,155.9        1,063.0
Deferred income taxes                        583.6          583.6
Other assets                                 461.8          341.4
                                          --------       --------
Total                                     $5,618.4       $5,717.7
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $  187.2       $  209.5
Current maturities of long-term debt          16.0           16.8
Accounts payable                             669.4          847.7
Other accrued liabilities                  1,166.9        1,323.5
Income taxes payable                         279.6          288.3
                                          --------       --------
Total                                      2,319.1        2,685.8
                                          --------       --------
Long-term debt                               562.4          536.3
Other liabilities                            491.9          309.5

Stockholders' equity
Common stock, shares issued: 2001, 320.0;
   2000,317.3                                  3.2            3.2
Accumulated deficit                       (  748.0)      (  829.4)
Other capital                              3,687.8        3,656.0
Accumulated other comprehensive loss      (  698.0)      (  643.7)
                                          --------       --------
Stockholders' equity                       2,245.0        2,186.1
                                          --------       --------
Total                                     $5,618.4       $5,717.7
                                          ========       ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                       Three Months             Six Months
                                       Ended June 30           Ended June 30
                                     -----------------      ------------------
                                       2001      2000         2001      2000
                                     --------  --------     --------  --------
Revenue                              $1,461.4  $1,597.1     $3,085.2  $3,265.8
                                     --------  --------     --------  --------
Costs and expenses
  Cost of revenue                     1,064.0   1,116.3      2,260.2   2,245.7
  Selling, general and
    administrative                      276.4     322.5        521.7     604.0
  Research and development expenses      75.2      78.2        151.2     160.3
                                     --------  --------     --------  --------
                                      1,415.6   1,517.0      2,933.1   3,010.0
                                     --------  --------     --------  --------
Operating income                         45.8      80.1        152.1     255.8

Interest expense                         17.6      18.7         33.5      39.2
Other income (expense), net              15.7      23.9         28.7      30.1
                                     --------  --------     --------  --------
Income before income taxes               43.9      85.3        147.3     246.7
Provision for income taxes               14.6      29.0         48.7      83.9
                                     --------  --------     --------  --------
Income before extraordinary items        29.3      56.3         98.6     162.8
Extraordinary items                   (  17.2)    (19.8)     (  17.2)    (19.8)
                                     --------  --------     --------  --------
Net income                           $   12.1  $   36.5     $   81.4  $  143.0
                                     ========  ========     ========  ========

Earnings per share
  Basic
    Before extraordinary items       $    .09  $    .18     $    .31  $    .52
    Extraordinary items                  (.05)     (.06)        (.05)     (.06)
                                     --------  --------     --------  --------
     Total                           $    .04  $    .12     $    .26  $    .46
                                     ========  ========     ========  ========

  Diluted
    Before extraordinary items       $    .09  $    .18     $    .31  $    .51
    Extraordinary items                  (.05)     (.06)        (.05)     (.06)
                                     --------  --------     --------  --------
     Total                           $    .04  $    .12     $    .26  $    .45
                                     ========  ========     ========  ========




See notes to consolidated financial statements.


                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Six Months Ended
                                                        June 30
                                                    -----------------
                                                      2001       2000
                                                    --------   -------
Cash flows from operating activities
Income before extraordinary items                   $  98.6   $  162.8
Add(deduct) items to reconcile income before
   extraordinary items to net cash provided by
   (used for) operating activities:
Extraordinary items                                  ( 17.2)     (19.8)
Depreciation                                           68.7       71.6
Amortization:
   Marketable software                                 61.0       59.0
   Goodwill                                             4.1        5.4
(Increase) in deferred income taxes, net             (  2.8)    (  8.7)
Decrease in receivables, net                          100.2       94.4
Decrease(increase) in inventories                       4.7     ( 26.5)
(Decrease) in accounts payable and
   other accrued liabilities                         (352.9)    (397.4)
(Decrease) increase in income taxes payable          (  8.7)       4.2
Increase(decrease) in other liabilities               186.4     (  2.6)
(Increase) in other assets                           (145.4)    ( 60.6)
Other                                                  13.3        8.3
                                                    -------     ------
Net cash provided by (used for) operating
 activities                                            10.0     (109.9)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,056.6      343.5
   Purchases of investments                        (1,042.6)    (296.8)
   Investment in marketable software                 ( 67.8)    ( 67.6)
   Capital additions of properties                   ( 84.5)    ( 83.1)
   Purchases of businesses                           (  2.2)    ( 10.9)
   Proceeds from sales of properties                              11.3
                                                    -------     ------
Net cash used for investing activities               (140.5)    (103.6)
                                                    -------     ------
Cash flows from financing activities
   Proceeds from issuance of long-term debt           341.2
   Payments of long-term debt                        (342.3)    (444.6)
   Net (reduction in)proceeds from short-term
     borrowings                                      ( 22.3)     354.3
   Proceeds from employee stock plans                  19.0       33.7
                                                    -------     ------
Net cash used for financing activities               (  4.4)    ( 56.6)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            1.6     ( 11.4)
                                                    -------     ------

Decrease in cash and cash equivalents                (133.3)    (281.5)
Cash and cash equivalents, beginning of period        378.0      464.0
                                                    -------    -------
Cash and cash equivalents, end of period            $ 244.7    $ 182.5
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

a. The following table shows how earnings per share were computed for the three and six months ended June 30, 2001 and 2000 (dollars in millions, shares in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  ------------------      ------------------
                                    2001       2000         2001      2000
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Income before
      extraordinary items         $  29.3    $  56.3      $  98.6    $ 162.8
    Extraordinary items            ( 17.2)    ( 19.8)      ( 17.2)     (19.8)
                                  -------    -------      -------    -------
    Net income                    $  12.1    $  36.5      $  81.4    $ 143.0
                                  =======    =======      =======    =======

    Weighted average shares       317,658    312,515      316,984    311,838
                                  =======    =======      =======    =======

    Basic earnings per share
      Before extraordinary
        items                     $   .09    $   .18      $   .31    $   .52
      Extraordinary items            (.05)      (.06)        (.05)      (.06)
                                  -------    -------      -------    -------
        Total                     $   .04    $   .12      $   .26    $   .46
                                  =======    =======      =======    =======

    Diluted Earnings Per Share

    Income before
      extraordinary items         $  29.3    $  56.3      $  98.6    $ 162.8
    Extraordinary items            ( 17.2)    ( 19.8)      ( 17.2)    ( 19.8)
                                  -------    -------      -------    -------
    Net income                    $  12.1    $  36.5      $  81.4    $ 143.0
                                  =======    =======      =======    =======

    Weighted average shares       317,658    312,515      316,984    311,838
    Plus incremental shares
      from assumed exercise
      of employee stock plans       1,738      4,506        2,228      5,212
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      319,396    317,021      319,212    317,050
                                  =======    =======      =======    =======

    Diluted earnings per share
      Before extraordinary
        items                     $   .09    $   .18      $   .31    $   .51
      Extraordinary items            (.05)      (.06)        (.05)      (.06)
                                  -------    -------      -------    -------
        Total                     $   .04    $   .12      $   .26    $   .45
                                  =======    =======      =======    =======

    During the six months ended June 30, 2001, 23.3 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

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

c. A summary of the company's operations by business segment for the three and six month periods ended June 30, 2001 and 2000 is presented below (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended        -----    ---------    --------    ----------
     June 30, 2001
   ------------------
   Customer revenue         $1,461.4               $1,084.7     $  376.7
   Intersegment                        $( 82.9)        18.2         64.7
                            --------   -------     --------     --------
   Total revenue            $1,461.4   $( 82.9)    $1,102.9     $  441.4
                            ========   =======     ========     ========
   Operating income(loss)   $   45.8   $( 10.2)    $    9.8     $   46.2
                            ========   =======     ========     ========
   Three Months Ended
     June 30, 2000
   ------------------
   Customer revenue         $1,597.1               $1,128.9     $  468.2
   Intersegment                        $(109.8)        13.6         96.2
                            --------   -------     --------     --------
   Total revenue            $1,597.1   $(109.8)    $1,142.5     $  564.4
                            ========   =======     ========     ========
   Operating income         $   80.1   $   4.2     $     .3     $   75.6
                            ========   =======     ========     ========
    Six Months Ended
     June 30, 2001
   ------------------
   Customer revenue         $3,085.2               $2,260.4     $  824.8
   Intersegment                        $(165.0)        31.5        133.5
                            --------   -------     --------     --------
   Total revenue            $3,085.2   $(165.0)    $2,291.9     $  958.3
                            ========   =======     ========     ========
   Operating income         $  152.1   $( 19.5)    $   36.9     $  134.7
                            ========   =======     ========     ========
   Six Months Ended
     June 30, 2000
   ----------------
   Customer revenue         $3,265.8               $2,253.9     $1,011.9
   Intersegment                        $(233.9)        24.6        209.3
                            --------   -------     --------     --------
   Total revenue            $3,265.8   $(233.9)    $2,278.5     $1,221.2
                            ========   =======     ========     ========
   Operating income         $  255.8   $  17.6     $   19.4     $  218.8
                            ========   =======     ========     ========

   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2001      2000       2001      2000
                                         ----      ----       ----      ----
   Total segment operating income       $ 56.0    $ 75.9     $171.6    $238.2
   Interest expense                      (17.6)    (18.7)     (33.5)    (39.2)
   Other income (expense), net            15.7      23.9       28.7      30.1
   Corporate and eliminations            (10.2)      4.2      (19.5)     17.6
                                        ------    ------     ------    ------
   Total income before income taxes     $ 43.9    $ 85.3     $147.3    $246.7
                                        ======    ======     ======    ======

d. Comprehensive income for the three and six months ended June 30, 2001 and 2000 includes the following components (in millions of dollars):

                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2001      2000       2001      2000
                                         ----      ----       ----      ----
   Net income                           $ 12.1    $ 36.5     $ 81.4    $143.0

   Other comprehensive income (loss)
     Cumulative effect of change in
       accounting principle (SFAS
       No. 133), net of tax of $1.8                             3.3
     Cash flow hedges
       Income (loss), net of tax of $.7
        and $4.4                           1.2                  8.1
       Reclassification adjustments,
        net of tax of $(1.3) and $(2.6)   (2.3)                (4.9)
     Foreign currency translation
       adjustments, net of tax of
       $1.7, $5.7, $0, and $8.6          (59.3)    (35.0)     (60.8)    (32.1)
                                        ------    ------     ------    ------
     Total other comprehensive
       income (loss)                     (60.4)    (35.0)     (54.3)    (32.1)
                                        ------    ------     ------    ------
     Comprehensive income (loss)        $(48.3)   $  1.5     $ 27.1    $110.9
                                        ======    ======     ======    ======


    Accumulated other comprehensive income (loss) as of December 31, 2000 and June 30, 2001 is as follows (in millions of dollars):

                                                                      Cash
                                                       Translation    Flow
                                               Total   Adjustments   Hedges
                                               -----   -----------   ------

    Balance at December 31, 1999             $(570.4)    $(570.4)    $    -
    Current-period change                     ( 73.3)     ( 73.3)
                                             -------     -------     ------
    Balance as December 31, 2000              (643.7)     (643.7)         -
    Current-period change                     ( 54.3)     ( 60.8)       6.5
                                             -------     -------     ------
    Balance at June 30, 2001                 $(698.0)    $(704.5)    $  6.5
                                             =======     =======     ======

e. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the six months ended June 30, 2001 and 2000 was $3.2 million and $9.3 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Overview
--------

The company continues to manage its business profitability in a very challenging economic environment. As customers delayed planned IT projects and reduced expenses, the company saw weak demand and pricing pressures in key areas of its business, particularly for high-end enterprise servers and systems integration projects, which impacted revenue and margins in the quarter.

The following discussion of results of operations compares the results for the three and six months ended June 30, 2001 with both the as reported and pro forma results for the comparable periods of 2000. The pro forma results exclude low-margin commodity hardware business that the company has de-emphasized as a result of its focus on higher value-added business areas. For the three and six months ended June 30, 2000, financial highlights on an as reported and on a pro forma basis are as follows (in millions of dollars, except per share data):

                               Three Months Ended           Six Months Ended
                                 June 30, 2000               June 30, 2000
                             ----------------------        --------------------
                                As             Pro            As         Pro
                             Reported         Forma        Reported     Forma
                             --------        -------       --------    -------

Revenue                      $1,597.1        $1,423.8      $3,265.8    $2,953.6
Cost of revenue               1,116.3           950.6       2,245.7     1,947.6
Gross profit %                   30.1%           33.2%         31.2%       34.1%
S,G&A                           322.5           314.7         604.0       589.1
S,G&A as a % of revenue          20.2%           22.1%         18.5%       19.9%
Operating income                 80.1            83.1         255.8       261.4
Operating income as a %
  of revenue                      5.0%            5.8%          7.8%        8.9%
Income before extraordinary
  items                          56.3            59.4         162.8       166.8
Diluted earnings per share -
  before extraordinary items      .18             .19           .51         .53


Results of Operations
---------------------

For the three months ended June 30, 2001, the company reported net income of $12.1 million, or $.04 per diluted share, compared to $36.5 million, or $.12 per diluted share, for the three months ended June 30, 2000. Both periods include an extraordinary item for the early extinguishment of debt. The extraordinary charge was $17.2 million or $.05 per diluted share in the June 2001 quarter and $19.8 million or $.06 per diluted share in the June 2000 quarter. Excluding these items, income in the current period was $29.3 million, or $.09 per diluted share compared to $56.3 million, or $.18 per share in the year-ago period.

Total revenue for the quarter ended June 30, 2001 was $1.46 billion, down 8% from revenue of $1.60 billion for the quarter ended June 30, 2000. The decrease in revenue was principally due to lower sales of commodity products (discussed above) and enterprise servers. Excluding the negative impact of foreign currency translations, revenue in the quarter was down 3% when compared to the year-ago period. When compared to pro forma revenue of $1.42 billion for the second quarter of 2000, revenue for the current quarter increased 3% (8% on a constant currency basis).

Total gross profit was 27.2% in the second quarter of 2001 compared to 30.1% in the year-ago period, principally due to a lower mix of higher-margin products and services than in the year-ago quarter as well as pricing pressures.

For the three months ended June 30, 2001, selling, general and administrative expenses were $276.4 million (18.9% of revenue) compared to $322.5 million (20.2% of revenue) for the three months ended June 30, 2000. Research and development expense was $75.2 million compared to $78.2 million a year earlier. The decrease in these expenses reflected tight controls placed on discretionary spending during the quarter as well as the benefits of the restructuring actions announced in the fourth quarter of 2000.

For the second quarter of 2001, the company reported an operating income percent of 3.1% compared to 5.0% (5.8% on a pro forma basis) for the second quarter of 2000.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2001
------------------
Customer revenue          $1,461.4                  $1,084.7    $376.7
Intersegment                           $( 82.9)         18.2      64.7
                          --------     -------      --------    ------
Total revenue             $1,461.4     $( 82.9)     $1,102.9    $441.4
                          ========     =======      ========    ======

Gross profit percent          27.2%                     19.2%     43.5%
                          ========                  ========    ======
Operating income
     percent                   3.1%                      0.9%     10.5%
                          ========                  ========    ======
Three Months Ended
June 30, 2000 - As Reported
----------------------------
Customer revenue          $1,597.1                  $1,128.9    $468.2
Intersegment                           $(109.8)         13.6      96.2
                          --------     -------      --------    ------
Total revenue             $1,597.1     $(109.8)     $1,142.5    $564.4
                          ========     =======      ========    ======

Gross profit percent          30.1%                     20.5%     44.1%
                          ========                  ========    ======
Operating income
     percent                   5.0%                      0.0%     13.4%
                          ========                  ========    ======
Three Months Ended
June 30, 2000 - Pro Forma
--------------------------
Customer revenue          $1,423.8                  $1,013.3    $410.5
Intersegment                           $(107.5)         17.0      90.5
                          --------     -------      --------    ------
Total revenue             $1,423.8     $(107.5)     $1,030.3    $501.0
                          ========     =======      ========    ======

Gross profit percent          33.2%                     22.2%     49.3%
                          ========                  ========    ======
Operating income
     percent                   5.8%                      0.0%     15.2%
                          ========                  ========    ======


In the Services segment, customer revenue was $1.08 billion, down 4% from $1.13 billion in the year-ago period, principally due to a decline in proprietary maintenance and lower sales of commodity products. The gross profit percent declined to 19.2% in the current quarter compared to 20.5% in the prior period, principally reflecting the startup of large outsourcing contracts, and a lower mix of higher-margin proprietary maintenance revenue in the quarter. Operating income percent increased to 0.9% in the current quarter from break even last year, principally due to a decline in selling, general and administrative expenses. Customer revenue in the Services segment increased 7% in the current quarter from pro forma revenue in the year-ago quarter.

In the Technology segment, customer revenue declined 20% to $377 million in the second quarter of 2001 from $468 million in the prior-year period, principally due to declines in ClearPath enterprise server revenue and lower commodity hardware sales. The gross profit percent was 43.5% in the current quarter compared to 44.1% in the prior period, reflecting the lower mix of higher-margin ClearPath server sales in the quarter. Operating profit in this segment declined to 10.5% in the current quarter from 13.4% in 2000, principally due to the gross profit decline. Customer revenue in the Technology segment declined 8% in the current period from pro forma revenue in the year-ago period.

Interest expense for the three months ended June 30, 2001 was $17.6 million compared to $18.7 million for the three months ended June 30, 2000. The decline was principally due to lower average borrowings.

Other income (expense), net, which can vary from quarter to quarter, was income of $15.7 million in the current quarter compared to $23.9 million in the year-ago quarter. The decrease was principally due to lower equity income in the current period compared to the prior-year.

Income before income taxes was $43.9 million in the second quarter of 2001 compared to $85.3 million last year. The provision for income taxes was $14.6 million in the current period (33% effective rate)compared to $29.0 million in the year-ago period (34% effective rate). The decline in the effective tax rate was principally due to tax planning strategies.

For the six months ended June 30, 2001, net income was $81.4 million, or $.26 per diluted share, compared to net income of $143.0 million, or $.45 per diluted share, last year. Both periods include an extraordinary item for the early extinguishment of debt, $17.2 million, or $.05 per share for the six months ended June 30, 2001, and $19.8 million, or $.06 per share for the six months ended June 30, 2000. Excluding these items, income in the current period was $98.6 million, or $.31 per share compared to $162.8 million, or $.51 per share in the year-ago period.

In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. Adoption of SFAS No. 140 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition
-------------------

Cash and cash equivalents at June 30, 2001 were $244.7 million compared to $378.0 million at December 31, 2000.

During the six months ended June 30, 2001, cash provided by operations was $10.0 million compared to a cash usage of $109.9 million for the six months ended June, 2000, principally reflecting an improvement in working capital management, mainly a higher level of advance payments under long-term contracts. Cash expenditures in the six months ended June 30, 2001 related to prior-year restructuring charges (which are included in operating activities) were $30 million compared to $14 million for the prior-year period, and are expected to be approximately $29 million for the remainder of 2001 and $22 million in total for all subsequent years, principally for work-force reductions and facility costs. Personnel reductions in the six months ended June 30, 2001 related to these restructuring actions were approximately 440 and are expected to be approximately 486 for the remainder of the year.

Cash used for investing activities for the six months ended June 30, 2001 was $140.5 million compared to $103.6 million during the six months ended June 30, 2000 principally due to lower net proceeds from investments.

Cash used for financing activities during the first half of 2001 was $4.4 million compared to cash used of $56.6 million in the prior year. The current period includes net proceeds from long-term debt of $341.2 million and payments of long-term debt of $342.3 million, as described below. Included in the prior period were payments of long-term debt of $444.6 million and net proceeds of $354.3 million from short-term borrowings.

At June 30, 2001, total debt was $765.6 million, an increase of $3.0 million from December 31, 2000.

In May 2001, the company issued $350 million of 8 1/8% senior notes due 2006.
In June 2001, the company completed a cash tender offer for $319.2 million principal amount of its 11 3/4% senior notes due 2004. As a result of the tender, the company recorded an extraordinary after-tax charge of $17.2 million, net of $9.3 million tax benefit, or $.05 per diluted share, in the second quarter of 2001 for the premium paid, unamortized debt-related expenses and transaction costs of the tender offer.

In March 2001, the company entered into a new three-year $450 million unsecured credit agreement which replaced the $400 million three-year facility that was to expire in June 2001. As of June 30, 2001, $90.0 million was borrowed under this agreement at a rate of 5.6%. In addition, $20.0 million was borrowed under unsecured U.S. credit lines at a rate of 4.4%.

In April 2000, the company redeemed all of its $399.5 million outstanding 12% senior notes. The redemption was funded through a combination of cash and short-term borrowings. In March 2000, the company entered into an additional $150 million credit agreement expiring April 2001 for the purpose of funding this redemption. On April 12, 2001, the then outstanding balance was repaid at maturity and the agreement expired.

The company may, from time to time, redeem, tender for, or repurchase its debt securities in the open market or in privately negotiated transactions depending upon availability, market conditions, and other factors.

The company has on file with the Securities and Exchange Commission an effective registration statement covering $350 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

At June 30, 2001, the company had deferred tax assets in excess of deferred tax liabilities of $1,301 million. For the reasons cited below, management determined that it is more likely than not that $992 million of such assets will be realized, therefore resulting in a valuation allowance of $309 million.

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

Stockholders' equity increased $58.9 million during the six months ended June 30, 2001, principally reflecting net income of $81.4 million, $28.4 million for issuance of stock under stock option and other plans and $3.2 million of tax benefits related to employee stock plans, offset in part by currency translation of $54.3 million.

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

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; the success of the actions taken to focus on higher growth, e-business opportunities; on its ability to effectively manage the shift in its technology business into higher growth, standards-based server products; on its ability to mitigate the effects of competitive pressures and volatility in the information technology and services industry on revenues, pricing and margins; and on its ability to successfully attract and retain highly skilled people. In addition, future operating results could be impacted by market demand for and acceptance of the company's service and product offerings.

A number of the company's contracts are long-term contracts for network services, outsourcing, help desk and similar services, for which volumes are not guaranteed. Future results will depend upon the company's ability to meet performance levels over the terms of these contracts.

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

The company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services, or skills. Future results will depend in part on the performance and capabilities of these third parties. Future results will also depend upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

Approximately 57% of the company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

The company has previously reported, most recently in its Quarterly Report on Form 10-Q for the period ended March 31, 2001, its involvement in a consolidated class action lawsuit captioned In re: Unisys Corporation Securities Litigation, filed in the U.S. District Court for the Eastern District of Pennsylvania. The parties have executed a memorandum of understanding to settle this matter, the terms of which would not have a material adverse effect on the company's consolidated financial position, consolidated results of operations or liquidity. The settlement is subject to the execution of a definitive settlement agreement and approval of the court.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2001 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 26, 2001 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   1.  Election of Directors as follows:

       Henry C. Duques - 262,591,091 votes for; 3,817,701 votes withheld

       Theodore E. Martin - 262,705,797 votes for; 3,702,995 votes withheld

       Lawrence A. Weinbach - 262,727,266 votes for; 3,681,526 votes withheld

   2. A proposal to ratify the selection of the company's independent auditors - 256,239,167 votes for; 10,169,625 votes against; 1,540,483 abstentions


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended June 30, 2001, the company filed a Current Report on Form 8-K, dated May 10, 2001, to report under items 5 and 7 of such Form.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: July 19, 2001                         By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
12       Statement of Computation of Ratio of Earnings to Fixed Charges