Form 10-Q
period 2001-09-30
UNISYS CORP
filed 2001-10-19
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     Number of shares of Common Stock outstanding as of September 30, 2001:
319,106,355.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (Millions)

                                         September 30,   December 31,
                                             2001            2000
                                         -------------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  219.7         $  378.0
Accounts and notes receivable, net           989.3          1,247.4
Inventories
   Parts and finished equipment              247.1            249.4
   Work in process and materials             151.3            176.1
Deferred income taxes                        464.1            460.6
Other current assets                         128.2             75.5
                                          --------         --------
Total                                      2,199.7          2,587.0
                                          --------         --------

Properties                                 1,429.4          1,400.6
Less-Accumulated depreciation                890.2            890.7
                                          --------         --------
Properties, net                              539.2            509.9
                                          --------         --------
Investments at equity                        204.7            225.8
Software, net of accumulated amortization    308.3            296.7
Prepaid pension cost                       1,213.9          1,063.0
Deferred income taxes                        583.6            583.6
Goodwill                                     168.6            186.3
Other assets                                 376.0            261.0
                                          --------         --------
Total                                     $5,594.0         $5,713.3
                                          ========         ========

Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $  278.5         $  209.5
Current maturities of long-term debt           4.2             16.8
Accounts payable                             558.8            847.7
Other accrued liabilities                  1,059.3          1,319.1
Income taxes payable                         267.3            288.3
                                          --------         --------
Total                                      2,168.1          2,681.4
                                          --------         --------
Long-term debt                               611.9            536.3
Other liabilities                            547.6            309.5

Stockholders' equity
Common stock, shares issued: 2001, 321.0;
   2000,317.3                                  3.2              3.2
Accumulated deficit                       (  727.1)        (  829.4)
Other capital                              3,700.3          3,656.0
Accumulated other comprehensive loss      (  710.0)        (  643.7)
                                          --------         --------
Stockholders' equity                       2,266.4          2,186.1
                                          --------         --------
Total                                     $5,594.0         $5,713.3
                                          ========         ========

See notes to consolidated financial statements.



                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)

                                       Three Months             Nine Months
                                     Ended September 30     Ended September 30
                                     ------------------     ------------------
                                       2001      2000         2001      2000
                                     --------  --------     --------  --------
Revenue                              $1,376.0  $1,690.9     $4,461.2  $4,956.7
                                     --------  --------     --------  --------
Costs and expenses
  Cost of revenue                       996.1   1,216.2      3,256.3   3,461.9
  Selling, general and
    administrative                      262.7     320.1        784.4     924.1
  Research and development expenses      73.4      77.5        224.6     237.8
                                     --------  --------     --------  --------
                                      1,332.2   1,613.8      4,265.3   4,623.8
                                     --------  --------     --------  --------
Operating income                         43.8      77.1        195.9     332.9

Interest expense                         16.5      18.5         50.0      57.7
Other income (expense), net               3.9       6.4         32.6      36.5
                                     --------  --------     --------  --------
Income before income taxes               31.2      65.0        178.5     311.7
Provision for income taxes               10.3      22.1         59.0     106.0
                                     --------  --------     --------  --------
Income before extraordinary items        20.9      42.9        119.5     205.7
Extraordinary items                                          (  17.2)    (19.8)
                                     --------  --------     --------  --------
Net income                           $   20.9  $   42.9     $  102.3  $  185.9
                                     ========  ========     ========  ========

Earnings per share
  Basic
    Before extraordinary items       $    .07  $    .14     $    .37  $    .66
    Extraordinary items                                         (.05)     (.06)
                                     --------  --------     --------  --------
     Total                           $    .07  $    .14     $    .32  $    .60
                                     ========  ========     ========  ========

  Diluted
    Before extraordinary items       $    .07  $    .14     $    .37  $    .65
    Extraordinary items                                         (.05)     (.06)
                                     --------  --------     --------  --------
     Total                           $    .07  $    .14     $    .32  $    .59
                                     ========  ========     ========  ========

See notes to consolidated financial statements.


                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Nine Months Ended
                                                      September 30
                                                    -----------------
                                                      2001       2000
                                                    --------   -------
Cash flows from operating activities
Income before extraordinary items                   $ 119.5   $  205.7
Add(deduct) items to reconcile income before
   extraordinary items to net cash provided by
   (used for) operating activities:
Extraordinary items                                  ( 17.2)     (19.8)
Depreciation                                          100.6      103.9
Amortization:
   Marketable software                                 88.3       90.2
   Goodwill                                            12.5       14.6
(Increase) in deferred income taxes, net             (  3.5)    (  9.6)
Decrease in receivables, net                          168.8        8.4
Decrease (increase) in inventories                     27.0     ( 46.2)
(Decrease) in accounts payable and
   other accrued liabilities                         (561.7)    (335.6)
(Decrease) increase in income taxes payable          ( 21.0)      10.5
Increase(decrease) in other liabilities               241.9     (  3.4)
(Increase) in other assets                           (226.8)    (110.6)
Other                                                   6.9       19.2
                                                    -------     ------
Net cash used for operating activities               ( 64.7)    ( 72.7)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,976.6      525.1
   Purchases of investments                        (1,967.5)    (454.0)
   Investment in marketable software                ( 100.0)    (113.6)
   Capital additions of properties                  ( 134.8)    (143.2)
   Purchases of businesses                          (   2.2)    ( 13.9)
   Proceeds from sales of properties                              17.0
                                                    -------     ------
Net cash used for investing activities              ( 227.9)    (182.6)
                                                    -------     ------
Cash flows from financing activities
   Proceeds from issuance of long-term debt           389.9
   Payments of long-term debt                       ( 354.3)    (447.2)
   Net proceeds from short-term borrowings             68.9      442.5
   Proceeds from employee stock plans                  26.2       42.5
                                                    -------     ------
Net cash provided by financing activities             130.7       37.8
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            3.6     ( 11.6)
                                                    -------     ------

Decrease in cash and cash equivalents               ( 158.3)    (229.1)
Cash and cash equivalents, beginning of period        378.0      464.0
                                                    -------    -------
Cash and cash equivalents, end of period            $ 219.7    $ 234.9
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

a. The following table shows how earnings per share were computed for the three and nine months ended September 30, 2001 and 2000 (dollars in millions, shares in thousands):

                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                  ------------------      ------------------
                                    2001       2000         2001      2000
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Income before
      extraordinary items         $  20.9    $  42.9      $ 119.5    $ 205.7
    Extraordinary items                                    ( 17.2)    ( 19.8)
                                  -------    -------      -------    -------
    Net income                    $  20.9    $  42.9      $ 102.3    $ 185.9
                                  =======    =======      =======    =======

    Weighted average shares       318,761    313,744      317,576    312,473
                                  =======    =======      =======    =======

    Basic earnings per share
      Before extraordinary
        items                     $   .07    $   .14      $   .37    $   .66
      Extraordinary items                                    (.05)      (.06)
                                  -------    -------      -------    -------
        Total                     $   .07    $   .14      $   .32    $   .60
                                  =======    =======      =======    =======

    Diluted Earnings Per Share

    Income before
      extraordinary items         $  20.9    $  42.9      $ 119.5    $ 205.7
    Extraordinary items                                    ( 17.2)    ( 19.8)
                                  -------    -------      -------    -------
    Net income                    $  20.9    $  42.9      $ 102.3    $ 185.9
                                  =======    =======      =======    =======

    Weighted average shares       318,761    313,744      317,576    312,473
    Plus incremental shares
      from assumed exercise
      of employee stock plans       1,394      1,772        1,951      4,066
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      320,155    315,516      319,527    316,539
                                  =======    =======      =======    =======

    Diluted earnings per share
      Before extraordinary
        items                     $   .07    $   .14      $   .37    $   .65
      Extraordinary items                                    (.05)      (.06)
                                  -------    -------      -------    -------
        Total                     $   .07    $   .14      $   .32    $   .59
                                  =======    =======      =======    =======

At September 30, 2001, 24.3 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

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

c. A summary of the company's operations by business segment for the three and nine-month periods ended September 30, 2001 and 2000 is presented below (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended        -----    ---------    --------    ----------
   September 30, 2001
   ------------------
   Customer revenue         $1,376.0               $1,051.3     $  324.7
   Intersegment                        $(102.0)        20.3         81.7
                            --------   -------     --------     --------
   Total revenue            $1,376.0   $(102.0)    $1,071.6     $  406.4
                            ========   =======     ========     ========
   Operating income(loss)   $   43.8   $( 10.0)    $   23.5     $   30.3
                            ========   =======     ========     ========
   Three Months Ended
   September 30, 2000
   ------------------
   Customer revenue         $1,690.9               $1,200.2     $  490.7
   Intersegment                        $( 92.8)        10.6         82.2
                            --------   -------     --------     --------
   Total revenue            $1,690.9   $( 92.8)    $1,210.8     $  572.9
                            ========   =======     ========     ========
   Operating income         $   77.1   $   2.8     $   18.1     $   56.2
                            ========   =======     ========     ========

   Nine Months Ended
   September 30, 2001
   ------------------
   Customer revenue         $4,461.2               $3,311.7     $1,149.5
   Intersegment                        $(267.0)        51.8        215.2
                            --------   -------     --------     --------
   Total revenue            $4,461.2   $(267.0)    $3,363.5     $1,364.7
                            ========   =======     ========     ========
   Operating income (loss)  $  195.9   $( 29.6)    $   60.4     $  165.1
                            ========   =======     ========     ========

   Nine Months Ended
   September 30, 2000
   ------------------
   Customer revenue         $4,956.7               $3,454.1     $1,502.6
   Intersegment                        $(326.7)        35.2        291.5
                            --------   -------     --------     --------
   Total revenue            $4,956.7   $(326.7)    $3,489.3     $1,794.1
                            ========   =======     ========     ========
   Operating income         $  332.9   $  20.4     $   37.5     $  275.0
                            ========   =======     ========     ========

   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   -----------------
                                         2001      2000       2001      2000
                                         ----      ----       ----      ----
   Total segment operating income       $ 53.8    $ 74.3     $225.5    $312.5
   Interest expense                      (16.5)    (18.5)     (50.0)    (57.7)
   Other income (expense), net             3.9       6.4       32.6      36.5
   Corporate and eliminations            (10.0)      2.8      (29.6)     20.4
                                        ------    ------     ------    ------
   Total income before income taxes     $ 31.2    $ 65.0     $178.5    $311.7
                                        ======    ======     ======    ======

d. Comprehensive income for the three and nine months ended September 30, 2001 and 2000 includes the following components (in millions of dollars):

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   -----------------
                                         2001      2000       2001      2000
                                         ----      ----       ----      ----
   Net income                           $ 20.9    $ 42.9     $102.3    $185.9

   Other comprehensive income (loss)
     Cumulative effect of change in
       accounting principle (SFAS
       No. 133), net of tax of $1.8                             3.3
     Cash flow hedges
       Income (loss), net of tax of
        $(2.3)and $2.1                    (4.2)                 3.9
       Reclassification adjustments,
        net of tax of $(.9) and $(3.5)    (1.6)                (6.5)
     Foreign currency translation
       adjustments, net of tax of
       $0, $5.1, $0, and $13.7           ( 6.2)    ( 3.1)     (67.0)    (35.2)
                                        ------    ------     ------    ------
     Total other comprehensive
       income (loss)                     (12.0)    ( 3.1)     (66.3)    (35.2)
                                        ------    ------     ------    ------
     Comprehensive income (loss)        $  8.9    $ 39.8     $ 36.0    $150.7
                                        ======    ======     ======    ======

    Accumulated other comprehensive income (loss) as of December 31, 2000 and September 30, 2001 is as follows (in millions of dollars):

                                                                      Cash
                                                       Translation    Flow
                                               Total   Adjustments   Hedges
                                               -----   -----------   ------

    Balance at December 31, 1999             $(570.4)    $(570.4)    $    -
    Current-period change                     ( 73.3)     ( 73.3)
                                             -------     -------     ------
    Balance as December 31, 2000              (643.7)     (643.7)         -
    Current-period change                     ( 66.3)     ( 67.0)        .7
                                             -------     -------     ------
    Balance at September 30, 2001            $(710.0)    $(710.7)    $   .7
                                             =======     =======     ======

e. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the nine months ended September 30, 2001 and 2000 was $4.1 million and $10.5 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

f. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Overview
--------

During the third quarter of 2001, the company continued to face a very challenging economic environment, with economic uncertainty compounded by the events of September 11, 2001. Nevertheless, the company managed its business profitably in the quarter, primarily through tight controls on expenses and actions taken to strengthen its balance sheet and reduce interest expense.

In this economic environment, the company saw its customers, particularly in airlines and travel, financial services, and communications, delay planned IT decisions. This resulted, late in the quarter, in a sharp falloff in demand in key areas of the company's business, particularly high-end enterprise servers and networking and systems integration projects. Given the global economic uncertainty and the impact it has had on demand for the company's products and services, the company plans to take additional actions in the fourth quarter of 2001 to further reduce its cost structure. The company expects to take an estimated pre-tax charge of $200 million in the fourth quarter of 2001 to cover a workforce reduction of approximately 3,000 people and other actions. Included in the charge is an early retirement incentive for certain eligible groups of U.S. employees. At the same time, the company plans to continue to invest in enhancing its skills mix in services and funding further development and marketing of its high-end, CMP-based servers.

Results of Operations
---------------------

The following discussion of results of operations compares the results for the three and nine months ended September 30, 2001 with both the as reported and pro forma results for the comparable periods of 2000. The pro forma results exclude low-margin commodity hardware business that the company has de-emphasized as a result of its focus on higher value-added business areas. For the three and nine months ended September 30, 2000, financial highlights on an as reported and on a pro forma basis are as follows (in millions of dollars, except per share data):
                               Three Months Ended         Nine Months Ended
                               September 30, 2000         September 30, 2000
                             ----------------------      --------------------
                                As           Pro            As         Pro
                             Reported       Forma        Reported     Forma
                             --------      -------       --------    -------

Revenue                      $1,690.9      $1,460.6      $4,956.7    $4,414.2
Cost of revenue               1,216.2         994.7       3,461.9     2,942.3
Gross profit %                   28.1%         31.9%         30.2%       33.3%
S,G&A                           320.1         311.4         924.1       900.5
S,G&A as a % of revenue          18.9%         21.3%         18.6%       20.4%
Operating income                 77.1          79.1         332.9       340.5
Operating income as a %
  of revenue                      4.6%          5.4%          6.7%        7.7%
Income before extraordinary
  items                          42.9          44.2         205.7       211.0
Diluted earnings per share -
  before extraordinary items      .14           .14           .65         .67


For the three months ended September 30, 2001, the company reported net income of $20.9 million, or $.07 per diluted share, compared to $42.9 million, or $.14 per diluted share, for the three months ended September 30, 2000.

Total revenue for the quarter ended September 30, 2001 was $1.38 billion, down 19% from revenue of $1.69 billion for the quarter ended September 30, 2000.
The decrease in revenue was principally due to lower sales of commodity products (discussed above) and enterprise servers. Excluding the negative impact of foreign currency translations, revenue in the quarter was down 15% when compared to the year-ago period. When compared to pro forma revenue of $1.46 billion for the third quarter of 2000, revenue for the current quarter decreased 6% (1% on a constant currency basis).

Total gross profit was 27.6% in the third quarter of 2001 compared to 28.1% in the year-ago period, principally due to a lower mix of higher-margin products and services than in the year-ago quarter as well as pricing pressures.

For the three months ended September 30, 2001, selling, general and administrative expenses were $262.7 million (19.1% of revenue) compared to $320.1 million (18.9% of revenue) for the three months ended September 30, 2000. The decrease reflected tight controls placed on discretionary spending during the quarter as well as the benefits of the restructuring actions announced in the fourth quarter of 2000.

For the third quarter of 2001, the company reported an operating income percent of 3.2% compared to 4.6% (5.4% on a pro forma basis) for the third quarter of 2000.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2001
------------------
Customer revenue          $1,376.0                  $1,051.3    $324.7
Intersegment                           $(102.0)         20.3      81.7
                          --------     -------      --------    ------
Total revenue             $1,376.0     $(102.0)     $1,071.6    $406.4
                          ========     =======      ========    ======

Gross profit percent          27.6%                     20.8%     42.1%
                          ========                  ========    ======
Operating income
     percent                   3.2%                      2.2%      7.5%
                          ========                  ========    ======

Three Months Ended
September 30, 2000 - As Reported
--------------------------------
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
                          ========                  ========    ======

Three Months Ended
September 30, 2000 - Pro Forma
------------------------------
Customer revenue          $1,460.6                  $1,048.0    $412.6
Intersegment                           $( 96.1)         21.7      74.4
                          --------     -------      --------    ------
Total revenue             $1,460.6     $( 96.1)     $1,069.7    $487.0
                          ========     =======      ========    ======

Gross profit percent          31.9%                     23.8%     46.0%
                          ========                  ========    ======
Operating income
     percent                   5.4%                      1.6%     12.3%
                          ========                  ========    ======

In the Services segment, customer revenue was $1.05 billion, down 12% from $1.20 billion in the year-ago period, principally due to a decline in proprietary maintenance and lower sales of commodity products. The gross profit percent declined to 20.8% in the current quarter compared to 21.6% in the prior-year period, principally reflecting the startup of large outsourcing contracts, and a lower mix of higher-margin proprietary maintenance revenue in the quarter. Operating income percent increased to 2.2% in the current quarter from 1.5% last year, principally due to a decline in selling, general and administrative expenses. Customer revenue in the Services segment was flat in the current quarter compared to pro forma revenue in the year-ago quarter.

In the Technology segment, customer revenue declined 34% to $325 million in the third quarter of 2001 from $491 million in the prior-year period, principally due to declines in enterprise server revenue and lower commodity hardware sales. The gross profit percent was 42.1% in the current quarter compared to 38.9% in the prior period, reflecting lower sales of low-margin commodity hardware products in the current quarter. Operating profit in this segment was 7.5% in the current quarter compared to 9.8% in 2000. Customer revenue in the Technology segment declined 21% in the current period from pro forma revenue in the year-ago period.

Interest expense for the three months ended September 30, 2001 was $16.5 million compared to $18.5 million for the three months ended September 30, 2000.

Other income (expense), net, which can vary from quarter to quarter, was income of $3.9 million in the current quarter compared to income of $6.4 million in the year-ago quarter.

Income before income taxes was $31.2 million in the third quarter of 2001 compared to $65.0 million last year. The provision for income taxes was $10.3 million in the current period (33% effective rate)compared to $22.1 million in the year-ago period (34% effective rate). The decline in the effective tax rate was principally due to tax planning strategies.

For the nine months ended September 30, 2001, net income was $102.3 million, or $.32 per diluted share, compared to net income of $185.9 million, or $.59 per diluted share, last year. Both periods include an extraordinary item for the early extinguishment of debt: $17.2 million, or $.05 per share, for the nine months ended September 30, 2001, and $19.8 million, or $.06 per share, for the nine months ended September 30, 2000. Excluding these items, income in the current period was $119.5 million, or $.37 per share, compared to $205.7 million, or $.65 per share, in the year-ago period.

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets occurring after March 31, 2001. Adoption of SFAS No. 140 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. The company is required to adopt SFAS No. 142 effective January 1, 2002. In anticipation of adoption, the company reclassified certain items in its financial statements and disclosed the amount of goodwill as a separate line item in its balance sheet. An initial impairment test must be performed in 2002 as of January 1, 2002. An impairment charge, if any, from this initial test will be reported as a change in accounting principle. The company is currently assessing the impact that these statements will have on its consolidated financial position, consolidated results of operations or liquidity. However, the company anticipates that all amortization of goodwill as a charge to earnings (approximately $17 million yearly) will be eliminated.

Financial Condition
-------------------

Cash and cash equivalents at September 30, 2001 were $219.7 million compared to $378.0 million at December 31, 2000.

During the nine months ended September 30, 2001, cash used for operations was $64.7 million compared to a cash usage of $72.7 million for the nine months ended September 30, 2000, principally reflecting an improvement in working capital management, mainly a higher level of advance payments under long-term contracts. Cash expenditures in the nine months ended September 30, 2001 related to prior-year restructuring charges (which are included in operating activities) were $41 million compared to $15 million for the prior-year period, and are expected to be approximately $10 million for the remainder of 2001 and $18 million in total for all subsequent years, principally for work-force reductions and facility costs. Personnel reductions in the nine months ended September 30, 2001 related to prior-year restructuring actions were approximately 678 and are expected to be approximately 211 for the remainder of the year.

Cash used for investing activities for the nine months ended September 30, 2001 was $227.9 million compared to $182.6 million during the nine months ended September 30, 2000 principally due to lower net proceeds from investments. The prior-year period included $27.5 million for the termination of a euro swap in proceeds from investments.

Cash provided by financing activities during the first nine months of 2001 was $130.7 million compared to cash provided of $37.8 million in the prior year. The current period includes net proceeds from issuance of long-term debt of $389.9 million and payments of long-term debt of $354.3 million, as described below. Included in the prior period were payments of long-term debt of $447.2 million and net proceeds of $442.5 million from short-term borrowings.

At September 30, 2001, total debt was $894.6 million, an increase of $132.0 million from December 31, 2000.

In May and August 2001, the company issued $350 million and $50 million, respectively of 8 1/8% senior notes due 2006. In June 2001, the company completed a cash tender offer for $319.2 million principal amount of its 11 3/4% senior notes due 2004. As a result of the tender, the company recorded an extraordinary after-tax charge of $17.2 million, net of $9.3 million tax benefit, or $.05 per diluted share, in the second quarter of 2001 for the premium paid, unamortized debt-related expenses and transaction costs of the tender offer. On October 15, 2001, the company redeemed the remaining $14.9 million outstanding 11 3/4% senior notes due 2004 at 103.917% of par.

In March 2001, the company entered into a new three-year $450 million unsecured credit agreement, which replaced the $400 million three-year facility that was to expire in June 2001. As of September 30, 2001, $150.0 million was borrowed under this agreement at a rate of 4.6%. In addition, $20.0 million was borrowed under unsecured U.S. credit lines at a rate of 3.1%.

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

The company has on file with the Securities and Exchange Commission an effective registration statement covering $300 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

At September 30, 2001, the company had deferred tax assets in excess of deferred tax liabilities of $1,301 million. For the reasons cited below, management determined that it is more likely than not that $992 million of such assets will be realized, therefore resulting in a valuation allowance of $309 million.

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

Stockholders' equity increased $80.3 million during the nine months ended September 30, 2001, principally reflecting net income of $102.3 million, $40.1 million for issuance of stock under stock option and other plans and $4.1 million of tax benefits related to employee stock plans, offset in part by currency translation of $66.3 million.

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

Factors That May Affect Future Results
--------------------------------------

From time to time, the company provides information containing "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on assumptions and are subject to risks, uncertainties, and other factors that could cause the company's actual results to differ materially from expectations. In addition to changes in general economic and business conditions, acts of war, terrorism and natural disasters, these include, but are not limited to, the factors discussed below.

The company operates in an industry characterized by aggressive competition, rapid technological change, evolving technology standards, and short product life cycles.

Future operating results will depend on the company's ability to design, develop, introduce, deliver, or obtain new products and services on a timely and cost-effective basis; on its ability to succeed in the high-end information technology services segment; on its ability to effectively manage the shift in its technology business into higher growth, standards-based server products; on its ability to mitigate the effects of competitive pressures and volatility in the information technology and services industry on revenues, pricing and margins; and on its ability to successfully attract and retain highly skilled people. In addition, future operating results could be impacted by market demand for and acceptance of the company's service and product offerings.

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

Approximately 57% of the company's total revenue derives from international operations. The risk of doing business internationally includes foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, and import or export licensing requirements.

Part II - OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings
-------   -----------------

The company has previously reported, most recently in its Quarterly Report on Form 10-Q for the period ended June 30, 2001, its involvement in a consolidated class action lawsuit captioned In re: Unisys Corporation Securities Litigation, filed in the U.S. District Court for the Eastern District of Pennsylvania. In the third quarter of 2001, the parties executed a settlement agreement, the terms of which would not have a material adverse effect on the company's consolidated financial position, consolidated results of operations or liquidity. The settlement is subject to approval of the court.



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended September 30, 2001, the company filed a Current Report on Form 8-K, dated August 16, 2001, to report under items 5 and 7 of such Form.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: October 18, 2001                      By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
12       Statement of Computation of Ratio of Earnings to Fixed Charges