Form 10-K
period 2001-12-31
UNISYS CORP
filed 2002-02-19
CIK 746838

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO ____
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Aggregate market value of the voting stock held by non-affiliates:
approximately $4,013,000,000 as of December 31, 2001. The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on that date. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2001: 320,493,667.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 2001 Annual Report to Stockholders -- Part I,
Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for the 2002 Annual Meeting of Stockholders -- Part III.

                                     PART I

ITEM 1.  BUSINESS
-----------------

     Unisys Corporation ("Unisys" or the "Company") is a worldwide information services and technology company providing business solutions that help customers utilize information technology to seize opportunities, overcome challenges, and succeed in the global economy.

     Unisys has two business segments -- Services and Technology. Financial information concerning the two segments is set forth in Note 14, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 2001 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The principal executive offices of Unisys are located at Unisys Way, Blue Bell, Pennsylvania 19424.

Principal Products and Services
-------------------------------

    Unisys provides services and technology to commercial businesses and governments throughout most of the world.

     In the Services segment, Unisys provides a range of services and solutions designed to help clients apply information technology to meet their business problems. The Unisys portfolio of solutions and services includes consulting and systems integration; outsourcing, including the management of a customer's internal information systems and management of specific business processes, such as payment processing, mortgage administration and cargo management; network services involving the management and support of customers' multi-vendor networks, desktops, and servers; and security solutions to protect systems, networks, applications and data.

     In the Technology segment, Unisys develops servers and related products that operate in high-volume, mission-critical environments. Major offerings include enterprise-class servers based on Cellular Multi Processing architecture, such as the ClearPath Enterprise server, which integrates proprietary and "open" platforms, and Intel-based servers with enterprise-class attributes, such as the ES7000 server; system middleware to power high-end servers; storage products; payment systems; and specialized technologies.

     The primary vertical markets Unisys serves worldwide include financial services, communications, transportation, media, commercial, and public sector, including the U.S. federal government.

     Products and services are marketed primarily through a direct sales force. In certain foreign countries, Unisys markets primarily through distributors.

Raw Materials
-------------

     Raw materials essential to the conduct of the business are generally readily available at competitive prices in reasonable proximity to those facilities utilizing such materials.

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

Backlog
-------

     In the Services segment, firm order backlog at December 31, 2001 was $5.7 billion, compared to $5.8 billion at December 31, 2000. Approximately $2.3 billion (40%) of 2001 backlog is expected to be filled in 2002. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

     At the end of 2001, the Company also had $2.8 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts for 2000 was $2.1 billion.

     Because of the relatively short cycle between order and shipment in its Technology segment, the Company believes that backlog information for this segment is not material to the understanding of its business.

Customers
---------

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products to various agencies of the U.S. government represented 10% of total consolidated revenue in 2001.

Competition
-----------

     Unisys business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are computer hardware manufacturers, software providers, and information technology services companies, including companies that provide systems integration and consulting, outsourcing and network services. Unisys competes primarily on the basis of service, product performance, technological innovation, and price. Unisys believes that its continued investment in engineering and research and development, coupled with its marketing capabilities, will have a favorable impact on its competitive position.

Research and Development
------------------------

     Unisys-sponsored research and development costs were $331.5 million in 2001, $333.6 million in 2000, and $339.4 million in 1999.

Environmental Matters
---------------------

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2002 and 2003.

Employees
---------

     As of December 31, 2001, Unisys had approximately 38,900 employees.

International and Domestic Operations
-------------------------------------

     Financial information by geographic area is set forth in Note 14, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 2001 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 2.  PROPERTIES
-------------------

     As of December 31, 2001, Unisys had 24 major facilities in the United States with an aggregate floor space of approximately 5.2 million square feet, located primarily in California, Georgia, Illinois, Michigan, Minnesota, Pennsylvania, Utah and Virginia. Three of these facilities, with aggregate floor space of approximately 1.5 million square feet, were owned by Unisys and 21, with approximately 3.7 million square feet of floor space, were leased to Unisys. Approximately 4.9 million square feet of the U.S. facilities were in current operation, approximately .2 million square feet were subleased to others, and approximately .1 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     As of December 31, 2001, Unisys had 26 major facilities outside the United States with an aggregate floor space of approximately 2.6 million square feet, located primarily in Australia, Brazil, France, Germany, Netherlands, South Africa, Switzerland and the United Kingdom. Six of these facilities, with approximately .8 million square feet of floor space, were owned by Unisys and 20, with approximately 1.8 million square feet of floor space, were leased to Unisys. Approximately 2.2 million square feet were in current operation, approximately .3 million square feet were subleased to others, and approximately .1 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company has previously reported, most recently in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, its involvement in a consolidated class action captioned In re: Unisys Corporation Securities
                                         ------------------------------------
Litigation, filed in the U. S. District Court for the Eastern District of
----------
Pennsylvania. This matter has been settled, and the case was dismissed in the fourth quarter of 2001. The terms of the settlement did not have a material effect on the company's consolidated financial position, consolidated results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2001.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT
----------------------------------------------

     Information concerning the executive officers of Unisys is set forth below.

         Name                    Age        Position with Unisys
         ----                    ---        --------------------

Lawrence A. Weinbach             62         Chairman of the Board,
                                            President and Chief
                                            Executive Officer

Jack A. Blaine                   57         Executive Vice President;
                                            President, Worldwide Sales
                                            and Services

George R. Gazerwitz              61         Executive Vice President;
                                            President, Systems &
                                            Technology

Joseph W. McGrath                49         Executive Vice President;
                                            President, Global Industries

David O. Aker                    55         Senior Vice President,
                                            Worldwide Human Resources

Janet Brutschea Haugen           43         Senior Vice President and
                                            Chief Financial Officer

Nancy Straus Sundheim            50         Senior Vice President,
                                            General Counsel and Secretary

Janet B. Wallace                 50         Senior Vice President;
                                            President, Global Network
                                            Services

Leigh Alexander                  44         Vice President and Chief
                                            Marketing Officer

Richard D. Badler                51         Vice President, Corporate
                                            Communications

Scott A. Battersby               43         Vice President and Treasurer

Leo C. Daiuto                    56         Vice President, Product
                                            Development and Technology

Robert D. Evans                  54         Vice President; President,
                                            Global Outsourcing

Jack F. McHale                   52         Vice President,
                                            Investor Relations

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

     Mr. Blaine, Executive Vice President and President, Worldwide Sales and Services since 2000. Prior to that time, he served as Senior Vice President and President of the Pacific Asia Americas Group (1996-1999). Mr. Blaine has been an officer since 1988.

     Mr. Gazerwitz, Executive Vice President and President, Systems and Technology since 2000. Prior to that time, he served as Executive Vice President and President of the Computer Systems Group (1996-1999). Mr. Gazerwitz has been an officer since 1984.

     Mr. McGrath, Executive Vice President and President, Global Industries since 2000. During 1999, he served as Senior Vice President of Major Accounts Sales and Chief Marketing Officer. Prior to joining Unisys in 1999, he was with Xerox Corporation from 1988 until 1998, serving as vice president and general manager of its Production Color Systems unit and as vice president of strategy and integration for the Production Systems division. Mr. McGrath has been an officer since 1999.

     Mr. Aker, Senior Vice President, Worldwide Human Resources since 1997. Prior to that time, he served as Vice President, Worldwide Human Resources (1995-1997). Mr. Aker has been an officer since 1995.

     Ms. Haugen, Senior Vice President and Chief Financial Officer since 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-1999). Ms. Haugen has been an officer since 1996.

     Ms. Sundheim, Senior Vice President, General Counsel and Secretary since January 2001. From 1999 to 2001, she was Vice President, Deputy General Counsel and Secretary. She had been Deputy General Counsel since 1990. Ms. Sundheim has been an officer since 1999.

     Ms. Wallace, Senior Vice President and President, Global Network Services since 2000. Ms. Wallace joined Unisys in 1999 as Vice President and President, Global Network Services. Prior to that, she was Vice President of Services Marketing and Sales, Compaq Computer Corporation (1998-1999); and Vice President of Marketing and Services, Digital Equipment Corporation (1993-1998). Ms. Wallace has been an officer since 2000.

     Ms. Alexander, Vice President and Chief Marketing Officer since 2000. Prior to joining Unisys in 2000, she was with Comdial Corporation from 1998 serving as president, Comdial Enterprise Solutions and as Senior Vice President, Marketing. Before that, Ms. Alexander was Senior Vice President, Marketing and Strategic Planning at PageNet Corporation (1996-1997). Ms. Alexander has been an officer since 2000.

     Mr. Badler, Vice President, Corporate Communications since 1998. Prior to joining Unisys, he was Vice President, Corporate Communications for General Instrument Corporation (1996-1998); and an executive vice president and account director for Golin/Harris Communications in Chicago (1994-1996). Mr. Badler has been an officer since 1998.

     Mr. Battersby, Vice President and Treasurer since 2000. Prior to that time, he served as vice president of corporate strategy and development (1998-2000); and vice president and Assistant Treasurer (1996-1998). Mr. Battersby has been an officer since 2000.

     Mr. Daiuto, Vice President, Product Development and Technology since 2000. Prior to that time, he had held a variety of business and engineering management positions with Unisys since he joined the Company in 1970. Mr. Daiuto has been an officer since 2000.

     Mr. Evans, Vice President and President, Global Outsourcing since 2000. Prior to that time, he served as vice president and general manager for outsourcing in North America (1996-1999). Mr. Evans has been an officer since 2000.

     Mr. McHale, Vice President, Investor Relations since 1997. From 1989 to 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS
-------------------------------------------------------------------------

     Unisys Common Stock (trading symbol "UIS") is listed for trading on the New York Stock Exchange, on exchanges in Amsterdam, Brussels, and London and on the SWX Swiss Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading "Quarterly financial information", in the Unisys 2001 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2001, there were 320.5 million shares outstanding and approximately 28,400 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     A summary of selected financial data for Unisys is set forth under the heading "Five-year summary of selected financial data" in the Unisys 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

     Management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     Information concerning market risk is set forth under the heading "Market risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2001 and 2000 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001, appearing in the Unisys 2001 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, appearing in the Unisys 2001 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 2001 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 2003" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 2004" in the Unisys Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 10, of this report.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Unisys Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     Information concerning executive compensation is set forth under the headings "EXECUTIVE COMPENSATION", "REPORT OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE" and "STOCK PERFORMANCE GRAPH" in the Unisys Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Information concerning certain relationships and related transactions is set forth under the heading "EXECUTIVE COMPENSATION - Transactions with Management" in the Unisys Proxy Statement for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2001 Annual Report to Stockholders which are incorporated herein by reference:

                                                                   Annual Report
                                                                      Page No.
                                                                   -------------
         Consolidated Balance Sheet at
           December 31, 2001 and December 31, 2000                            23

         Consolidated Statement of Income for each of the
           three years in the period ended December 31, 2001                  22

         Consolidated Statement of Cash Flows for each of the
           three years in the period ended December 31, 2001                  24

         Consolidated Statement of Stockholders' Equity for
           each of the three years in the period ended
           December 31, 2001                                                  25

         Notes to Consolidated Financial Statements                        26-43

         Report of Independent Auditors                                       44

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

     Schedule                                                          Form 10-K
      Number                                                            Page No.
     --------                                                          ---------

     II     Valuation and Qualifying Accounts                                 16

          The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2001 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 17 through 19. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.16.

(b) Reports on Form 8-K.

     During the quarter ended December 31, 2001, Unisys filed a Current Report on Form 8-K, dated December 14, 2001, to report under Items 5 and 7 of such Form.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   UNISYS CORPORATION

                                       /s/ Lawrence A. Weinbach
                                   By: ----------------------------
                                           Lawrence A. Weinbach
                                           Chairman of the Board,
                                           President and Chief
Date: February 15, 2002                    Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2002.

/s/ Lawrence A. Weinbach            *James J. Duderstadt
------------------------------       ---------------------
 Lawrence A. Weinbach                James J. Duderstadt
 Chairman of the Board,              Director
 President and Chief Executive
 Officer (principal                 *Henry C. Duques
 executive officer) and              ---------------------
 Director                            Henry C. Duques
                                     Director

/s/ Janet Brutschea Haugen          *Denise K. Fletcher
------------------------------       ---------------------
 Janet Brutschea Haugen              Denise K. Fletcher
 Senior Vice President               Director
 and Chief Financial Officer
 (principal financial and           *Gail D. Fosler
 accounting officer)                 ---------------------
                                     Gail D. Fosler
                                     Director
*J. P. Bolduc
------------------------------      *Melvin R. Goodes
 J. P. Bolduc                        ---------------------
 Director                            Melvin R. Goodes
                                     Director

*Kenneth A. Macke
------------------------------      *Edwin A. Huston
 Kenneth A. Macke                    ---------------------
 Director                            Edwin A. Huston
                                     Director

*Theodore E. Martin
------------------------------
 Theodore E. Martin
 Director

                                    *By:/s/ Lawrence A. Weinbach
                                        ---------------------------
                                            Lawrence A. Weinbach
                                            Attorney-in-Fact

                               UNISYS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   (Millions)

                                     Additions
                        Balance at   Charged                         Balance
                        Beginning    to Costs                        at End
Description             of Period    and Expenses   Deductions (1)   of Period
-----------------------------------------------------------------------------

Allowance for
  Doubtful Accounts
  (deducted from
  accounts and notes
  receivable):


Year Ended
  December 31, 1999        $51.2       $13.6         $(13.0)         $51.8

Year Ended
  December 31, 2000        $51.8       $ 8.2         $(11.7)         $48.3

Year Ended
  December 31, 2001        $48.3       $23.6         $(21.3)         $50.6

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

   4.3 Amendment No. 1, dated as of February 22, 1996, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated February 22, 1996)

   4.4 Amendment No. 2, dated as of December 7, 2000, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant's Current Report on Form 8-K dated December 7, 2000)

  10.1 Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

  10.2 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

  10.3 Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

  10.4 Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit
            10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

  10.5 Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the registrant's Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

  10.6 1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit
            10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

  10.7 Unisys Corporation Executive Life Insurance Program (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

  10.8 Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the registrant's Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

  10.9      Form of Executive Employment Agreement (incorporated by reference to
            Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

  10.10 Employment Agreement, dated September 23, 1997, between the registrant and Lawrence A. Weinbach (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997)

  10.11 Employment Agreement, dated as of November 19, 1999, by and between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10.24 to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999)

  10.12 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended through May 22, 1997 (incorporated by reference to Exhibit
            10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

  10.13 Amendment 2001-1 to the Unisys Corporation Supplemental Executive Retirement Income Plan

  10.14 Summary of supplemental executive benefits provided to officers of Unisys Corporation

  10.15 Unisys Corporation Elected Officer Pension Plan, as amended through July 19, 2001

  10.16 Agreement dated November 14, 2001 between Unisys Corporation and Jack A. Blaine

  12        Computation of Ratio of Earnings to Fixed Charges

  13 Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2001

  21        Subsidiaries of the Registrant

  23        Consent of Independent Auditors

  24        Power of Attorney