Form 10-Q
period 2002-03-31
UNISYS CORP
filed 2002-04-26
CIK 746838

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                      ----------------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_]

     Number of shares of Common Stock outstanding as of March 31, 2002:
321,841,723.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                              UNISYS CORPORATION
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  (Millions)

                                                       March 31,    December 31,
                                                         2002          2001
                                                       ---------    ------------
Assets
------
Current assets
Cash and cash equivalents                              $  283.3       $  325.9
Accounts and notes receivable, net                        936.0        1,093.7
Inventories
   Parts and finished equipment                           200.4          201.6
   Work in process and materials                          113.2          144.2
Deferred income taxes                                     344.1          342.6
Other current assets                                      110.0           96.1
                                                       --------       --------
Total                                                   1,987.0        2,204.1
                                                       --------       --------

Properties                                              1,451.5        1,445.0
Less-Accumulated depreciation                             914.2          910.8
                                                       --------       --------
Properties, net                                           537.3          534.2
                                                       --------       --------
Investments at equity                                     212.1          212.3
Marketable software, net                                  294.6          287.9
Prepaid pension cost                                    1,267.8        1,221.0
Deferred income taxes                                     747.8          747.8
Goodwill                                                  159.3          159.0
Other long-term assets                                    409.0          402.8
                                                       --------       --------
Total                                                  $5,614.9       $5,769.1
                                                       ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                                          $   94.7       $   78.9
Current maturities of long-term debt                        1.8            2.2
Accounts payable                                          555.3          694.9
Other accrued liabilities                               1,259.2        1,312.5
Income taxes payable                                      228.8          234.6
                                                       --------       --------
Total                                                   2,139.8        2,323.1
                                                       --------       --------
Long-term debt                                            745.5          745.0
Other long-term liabilities                               565.4          588.3

Stockholders' equity
Common stock, shares issued: 2002, 323.8;
   2001, 322.5                                              3.2            3.2
Accumulated deficit                                      (863.8)        (896.5)
Other capital                                           3,725.0        3,712.8
Accumulated other comprehensive loss                     (700.2)        (706.8)
                                                       --------       --------
Stockholders' equity                                    2,164.2        2,112.7
                                                       --------       --------
Total                                                  $5,614.9       $5,769.1
                                                       ========       ========

See notes to consolidated financial statements.

                               UNISYS CORPORATION
                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                        (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2002           2001
                                           --------       --------

Revenue                                    $1,362.5       $1,623.8
                                           --------       --------
Costs and expenses
   Cost of revenue                            973.2        1,196.2
   Selling, general and administrative        245.4          245.3
   Research and development expenses           65.1           76.0
                                           --------       --------
                                            1,283.7        1,517.5
                                           --------       --------
Operating income                               78.8          106.3

Interest expense                               17.5           15.9
Other income (expense), net                   (12.4)          13.0
                                           --------       --------
Income before income taxes                     48.9          103.4
Provision for income taxes                     16.2           34.1
                                           --------       --------
Net income                                 $   32.7       $   69.3
                                           ========       ========
Earnings per share
   Basic                                   $    .10       $    .22
                                           ========       ========
   Diluted                                 $    .10       $    .22
                                           ========       ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                   (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                      2002       2001
                                                    -------    -------

Cash flows from operating activities
Net income                                          $  32.7    $  69.3
Add(deduct) items to reconcile net income
   to net cash provided by operating activities:
Depreciation                                           36.0       33.3
Amortization:
   Marketable software                                 29.7       30.4
   Deferred outsourcing contract costs                  3.9        1.8
   Goodwill                                              -         4.2
(Increase) in deferred income taxes, net               (1.5)      (2.0)
Decrease in receivables, net                          147.6       20.9
Decrease(increase) in inventories                      32.2      (14.8)
(Decrease) in accounts payable and
   other accrued liabilities                         (199.0)    (241.2)
(Decrease) increase in income taxes payable            (5.8)      11.1
Decrease (increase) in other liabilities              (19.5)     197.4
(Increase) in other assets                            (80.6)     (91.1)
Other                                                  33.9        4.5
                                                    -------     ------
Net cash provided by operating activities               9.6       23.8
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                          701.7      420.0
   Purchases of investments                          (699.1)    (415.3)
   Investment in marketable software                  (36.3)     (34.8)
   Capital additions of properties                    (39.4)     (31.6)
                                                    -------     ------
Net cash used for investing activities                (73.1)     (61.7)
                                                    -------    -------
Cash flows from financing activities
   Net proceeds from (reduction in) short-term
   borrowings                                          15.9      (29.5)
   Proceeds from employee stock plans                   7.4        9.2
   Payments of long-term debt                           (.5)       (.3)
                                                    -------    -------
Net cash provided by (used for) financing
   activities                                          22.8      (20.6)
                                                    -------    -------
Effect of exchange rate changes on
   cash and cash equivalents                           (1.9)       6.5
                                                    -------    -------

Decrease in cash and cash equivalents                 (42.6)     (52.0)
Cash and cash equivalents, beginning of period        325.9      378.0
                                                    -------    -------
Cash and cash equivalents, end of period            $ 283.3    $ 326.0
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

a. The following table shows how earnings per share were computed for the three months ended March 31, 2002 and 2001 (dollars in millions, shares in thousands):
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2002             2001
                                                   -----------      ----------
    Basic Earnings Per Share

    Net income                                     $    32.7       $    69.3
                                                   =========       =========

    Weighted average shares                          321,469         316,309
                                                   =========       =========
    Basic earnings per share                       $     .10       $     .22
                                                   =========       =========

    Diluted Earnings Per Share

    Net income                                     $    32.7       $    69.3
                                                   =========       =========

    Weighted average shares                          321,469         316,309
    Plus incremental shares from assumed
      conversions of employee stock plans              1,838           2,720
                                                   ---------       ---------
    Adjusted weighted average shares                 323,307         319,029
                                                   =========       =========
    Diluted earnings per share                     $     .10       $     .22
                                                   =========       =========

    During the three months ended March 31, 2002, 22.0 million shares related to employee stock plans were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

b. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. Accordingly, the company has ceased amortization of all goodwill as of January 1, 2002. During the first quarter of 2002, the company completed the transitional impairment test of goodwill, which indicated that the company's goodwill was not impaired. During the three months ended March 31, 2002, there were no material changes to goodwill as a result of acquisitions, impairment losses, or disposals. Goodwill as of March 31, 2002 was allocated by segment as follows: technology - $117 million; services - $42 million.

   The company's net income and earnings per share for the three months ended March 31, 2002 and 2001 adjusted to exclude goodwill amortization was as follows (in millions of dollars, except per share amounts):

                                       Three Months Ended March 31,
                                       ----------------------------
                                           2002             2001
                                           ----             ----
   Reported net income                    $ 32.7           $ 69.3
   Add back goodwill amortization,
     net of tax                               -               3.5
                                          ------           ------
   Adjusted net income                    $ 32.7           $ 72.8
                                          ======           ======
   Basic and diluted earnings per share
     as reported                          $  .10           $  .22
     Goodwill amortization                    -               .01
                                          ------           ------
     As adjusted                          $  .10           $  .23
                                          ======           ======

c. A summary of the company's operations by business segment for the three-month periods ended March 31, 2002 and 2001 is presented below (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended
     March 31, 2002
   ------------------
   Customer revenue         $1,362.5               $1,049.2      $313.3
   Intersegment                        $( 80.7)        11.5        69.2
                            --------   -------     --------      ------
   Total revenue            $1,362.5   $( 80.7)    $1,060.7      $382.5
                            ========   =======     ========      ======
   Operating income(loss)   $   78.8   $(  3.1)    $   52.4      $ 29.5
                            ========   =======     ========      ======

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
                            ========   =======     ========      ======


   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                 2002          2001
                                                 ----          ----
   Total segment operating income               $ 81.9        $115.6
   Interest expense                              (17.5)        (15.9)
   Other income (expense), net                   (12.4)         13.0
   Corporate and eliminations                    ( 3.1)        ( 9.3)
                                                ------        ------
   Total income before income taxes             $ 48.9        $103.4
                                                ======        ======

d. Comprehensive income for the three months ended March 31, 2002 and 2001 includes the following components (in millions of dollars):

                                                         2002       2001
                                                         ----       ----

    Net income                                          $ 32.7     $ 69.3

    Other comprehensive income (loss)
      Cumulative effect of change in accounting
       principle (SFAS No. 133), net of tax of $1.8         -         3.3
      Cash flow hedges
          Income (loss), net tax of $1.1 and $3.7          2.0        6.9
          Reclassification adjustments, net of tax
          of $(1.8)and $(1.3)                             (3.5)      (2.6)
      Foreign currency translation adjustments,
       net of tax of $- and $(1.7)                         8.1       (1.5)
                                                        ------     ------
    Total other comprehensive income                       6.6        6.1
                                                        ------     ------
    Comprehensive income                                $ 39.3     $ 75.4
                                                        ======     ======

    Accumulated other comprehensive income (loss) as of December 31, 2001 and March 31, 2002 is as follows (in millions of dollars):

                                                                      Cash
                                                       Translation    Flow
                                               Total   Adjustments   Hedges
                                               -----   -----------   ------

    Balance at December 31, 2000             $(643.7)    $(643.7)    $   -
    Current-period change                     ( 63.1)     ( 67.5)       4.4
                                             -------     -------     ------
    Balance at December 31, 2001              (706.8)     (711.2)       4.4
    Current-period change                        6.6         8.1      ( 1.5)
                                             -------     -------     ------

    Balance at March 31, 2002                $(700.2)    $(703.1)    $  2.9
                                             =======     =======     ======

e. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the three months ended March 31, 2002 and 2001 was $2.0 million and $2.4 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

For the three months ended March 31, 2002, the company reported net income of $32.7 million, or $.10 per diluted share, compared to $69.3 million, or $.22 per diluted share, for the three months ended March 31, 2001.

Total revenue for the quarter ended March 31, 2002 was $1.36 billion, down 16% from revenue of $1.62 billion for the quarter ended March 31, 2001. The decrease in revenue was principally due to declines in networks services revenue, reflecting the reduction of low-margin commodity hardware sales as part of network services projects in the year-ago period, and lower technology sales. Excluding the negative impact of foreign currency translations, revenue in the quarter was down 14% when compared to the year-ago period.

U.S. revenue declined 17% in the first quarter compared to the year-ago period and revenue in international markets decreased 15% driven by double-digit declines in Japan, Latin America and Europe.

Total gross profit was 28.6% in the first quarter of 2002 compared to 26.3% in the year-ago period, principally reflecting improvements in the services business and a lower mix of low-margin commodity hardware sales.

For the three months ended March 31, 2002, selling, general and administrative expenses were $245.4 million (18.0% of revenue) compared to $245.3 million(15.1% of revenue) for the three months ended March 31, 2001. Research and development expense was $65.1 million compared to $76.0 million a year earlier.

For the first quarter of 2002, the company reported an operating income percent of 5.8% compared to 6.5% for the first quarter of 2001, reflecting lower revenue volume.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2002
------------------
Customer revenue          $1,362.5                  $1,049.2    $313.3
Intersegment                           $( 80.7)         11.5      69.2
                          --------     -------      --------    ------
Total revenue             $1,362.5     $( 80.7)     $1,060.7    $382.5
                          ========     =======      ========    ======

Gross profit percent          28.6%                     21.7%     42.5%
                          ========                  ========    ======
Operating income
     percent                   5.8%                     4.9%       7.7%
                          ========                  ========    ======

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
                          ========                  ========    ======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


In the Services segment, customer revenue was $1.05 billion, down 11% from $1.18 billion in the year-ago period, as an increase in outsourcing and systems integration was more than offset by declines in network services and proprietary maintenance. The decline in network services revenue was principally due to the reduction of low-margin commodity hardware sales as part of network services projects in the year-ago period. The gross profit percent increased to 21.7% in the current quarter compared to 18.2% in the prior period, reflecting the company's focus on higher-margin opportunities and the effects of cost reduction actions. Operating income percent increased to 4.9% in the current quarter from 2.3% last year, principally due to the gross margin increase.

In the Technology segment, customer revenue declined 30% to $313 million in the first quarter of 2002 from $448 million in the prior-year period, principally reflecting a weak market environment for high-end servers as well as weakness in the company's Japanese business and lower specialized technology revenue in the quarter, partly reflecting lower semiconductor test equipment sales, which had benefited from initial shipments of this new technology in the year-ago period. The gross profit percent was 42.5% in the current quarter compared to 43.0% in the prior period. Operating profit in this segment declined to 7.7% in the current quarter from 17.1% in 2001, primarily reflecting lower sales volume.

Interest expense for the three months ended March 31, 2002 was $17.5 million compared to $15.9 million for the three months ended March 31, 2001.

Other income (expense), net was an expense of $12.4 million in the current quarter compared to income of $13.0 million in the year-ago quarter. The decrease was principally due to foreign exchange losses in the current period compared to gains in the year-ago period. In the June 2002 quarter, other income (expense), net will include a charge of approximately $20 million relating to the company's share of an early retirement charge recorded by Nihon Unisys, Ltd. ("NUL"). The company owns approximately 28% of the common stock of NUL and accounts for its investment by the equity method.

Income before income taxes was $48.9 million in the first quarter of 2002 compared to $103.4 million last year. The provision for income taxes was $16.2 million in the current period compared to $34.1 million in the year-ago period. The effective tax rate in both periods was 33%.

Financial Condition
-------------------

Cash and cash equivalents at March 31, 2002 were $283.3 million compared to $325.9 million at December 31, 2001.

During the three months ended March 31, 2002, cash provided by operations was $9.6 million compared to $23.8 million for the three months ended March 31, 2001, principally reflecting lower net income and an increase in cash expenditures related to prior-year restructuring charges. Cash expenditures in the current quarter related to prior-year restructuring charges (which are included in operating activities) were approximately $35 million compared to $12 million for the prior-year quarter, and are expected to be approximately $87 million for the remainder of 2002 and $40 million in total for all subsequent years, principally for work-force reductions and facility costs. Personnel reductions in the current quarter related to these restructuring actions were approximately 600 and are expected to be approximately 1,200 for the remainder of the year.

Cash used for investing activities for the three months ended March 31, 2002 was $73.1 million compared to $61.7 million during the three months ended March 31, 2001, principally due to an increase in capital expenditures related to the outsourcing business.

Cash provided by financing activities during the current quarter was $22.8 million compared to cash used of $20.6 million in the prior year. The change was principally due to an increase in short-term borrowings in the current quarter compared to a decrease in the prior-year quarter.

At March 31, 2002, total debt was $842.0 million, an increase of $15.9 million from December 31, 2001.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


In March 2001, the company entered into a three-year $450 million credit agreement. As of March 31, 2002, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility described below.

In addition, the company has access to certain uncommitted lines of credit from U.S. banks, and certain international subsidiaries maintain short-term credit arrangements with banks in accordance with local customary practice. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. At March 31, 2002, receivables of $195 million were sold and therefore removed from the accompanying consolidated balance sheet. The facility is renewable annually at the purchasers' option and expires in December 2003.

At March 31, 2002, the company has met all of the covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

The company may, from time to time, redeem, tender for, or repurchase its debt securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

The company has on file with the Securities and Exchange Commission an effective registration statement covering $1.5 billion of debt or equity securities, which enables the company to be prepared for future market opportunities.

At March 31, 2002, the company had deferred tax assets in excess of deferred tax liabilities of $1,376 million. For the reasons cited below, management determined that it is more likely than not that $1,036 million of such assets will be realized, therefore resulting in a valuation allowance of $340 million.

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

Stockholders' equity increased $51.5 million during the three months ended March 31, 2002, principally reflecting net income of $32.7 million, $10.2 million for issuance of stock under stock option and other plans, $2.0 million of tax benefits related to employee stock plans and currency translation of $8.1 million.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


Factors That May Affect Future Results
--------------------------------------

From time to time, the company provides information containing "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company's actual results to differ materially from expectations. These other factors include, but are not limited to, those discussed below.

The company's business is affected by changes in general economic and business conditions. It also could be affected by acts of war, terrorism or natural disasters. During 2001, the company faced a very challenging economic environment, compounded by the terrorist attacks of September 11. In this environment, many organizations delayed planned purchases of information technology products and services. For the company, this was particularly the case in several of its key markets: airlines and travel, financial services and communications, with the impact most pronounced for the company in high-end enterprise servers and in systems integration and consulting projects. If the level of demand for the company's products and services does not increase or if it declines in the future, the company's business could be adversely affected.

The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company's competitors include computer hardware manufacturers, software providers, systems integrators, consulting and other professional services firms, outsourcing providers, and network services providers. Some of the company's competitors may develop competing products and services that offer better price-performance or that reach the market in advance of the company's offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share generally, in some instances through significant economic incentives to secure contracts. Some may also be better able to compete for skilled professionals. Any of this could have an adverse effect on the company's business. Future results will depend on the company's ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company's ability to attract and retain talented people.

The company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, and short product life-cycles and continually changing customer demand patterns. Future success will depend in part on the company's ability to anticipate and respond to these market trends and to design, develop, introduce, deliver, or obtain new and innovative products and services on a timely and cost-effective basis. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company's offerings less competitive.

The company's future results will depend in part on its ability to accelerate growth in outsourcing and managed services. The company's outsourcing contracts are multi-year engagements under which the company takes over management of a client's technology operations, business processes or networks. The company will need to maintain a strong financial position in order to grow its outsourcing business. In a number of these arrangements, the company hires certain of its clients' employees and may become responsible for the related employee obligations, such as pension and severance commitments. In addition, system development activity on outsourcing contracts may require the company to make significant up-front investments. As long-term relationships, these outsourcing contracts provide a base of recurring revenue. However, in the early phases of these contracts, gross margins may be lower than in later years when the work force and facilities have been rationalized for efficient operations and an integrated systems solution has been implemented.

Future results will also depend in part on the company's ability to drive profitable growth in systems integration and consulting. The company's systems integration and consulting business has been adversely affected by the recent economic slowdown. In this economic environment, customers have been delaying systems integration projects. The company's ability to grow profitably in this

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


business will depend in part on an improvement in economic conditions and a pick-up in demand for systems integration projects. It will also depend on the success of the actions the company has taken to enhance the skills base and management team in this business and to refocus the business on integrating best-of-breed, standards-based solutions to solve client needs. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is not able to maintain the rates it charges or appropriate chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including: clients perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including: the company's ability to transition employees from completed projects to new engagements; and its ability to forecast demand for services and thereby maintain an appropriate head count.

Future results will also depend in part on market acceptance of the company's high-end enterprise servers. In its technology business, the company is focusing its resources on high-end enterprise servers based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price-performance by making use of standards-based technologies such as Intel chips and Microsoft operating system software. In recent months the company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform, creating a common platform for all the company's high-end server lines. Future results will depend, in part, on customer acceptance of the new CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath, which continues to provide the majority of operating profit in the company's technology business. In addition, future results will depend, in part, on the company's ability to generate new customers and accelerate sales of the lower-margin Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end Intel-based servers running Microsoft operating system software. However, competition in this new market is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators, and independent software vendors.

A number of the company's long-term contracts are for network services, outsourcing, help desk and similar services do not provide for minimum transaction volumes. As a result, revenue levels are not guaranteed. In addition, some of these contracts may permit termination or may impose other penalties if the company does not meet the performance levels specified in the contracts.

Some of the company's systems integration contracts are fixed-priced contracts under which the company assumes the risk for delivery of the contracted services and products at an agreed-upon fixed price. At times the company has experienced problems in performing some of these fixed-price contracts on a profitable basis and has provided periodically for adjustments to the estimated cost to complete them. Future results will depend on the company's ability to perform these services contracts profitably.

The company frequently enters into contracts with governmental entities. Risks and uncertainties associated with these government contracts include the availability of appropriated funds and contractual provisions that allow governmental entities to terminate agreements at their discretion before the end of their terms.

The success of the company's business is dependent on strong, long-term client relationships and on its reputation for responsiveness and quality. As a result, if a client is not satisfied with the company's services or products, its reputation could be damaged and its business adversely affected. In addition, if the company fails to meet its contractual obligations, it could be subject to legal liability, which could adversely affect its business, operating results and financial condition.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Cont'd).


The company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend in part on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

Approximately 58% of the company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, and weaker intellectual property protections in some jurisdictions.

The company cannot be sure that its services and products do not infringe on the intellectual property rights of third parties, and it may have infringement claims asserted against it or against its clients. These claims could cost the company money, prevent it from offering some services or products, or damage its reputation.

Part II - OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended March 31, 2002, the company filed no Current Reports on Form 8-K.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: April 26, 2002                      By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                           By: /s/ Carol S. Sabochick
                                                 ----------------------
                                                 Carol S. Sabochick
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                        Description
-------                       -----------


10 Employment Agreement, dated April 25, 2002, between Unisys Corporation and Lawrence A. Weinbach


12       Statement of Computation of Ratio of Earnings to Fixed Charges