Form 10-K/A
period 2001-12-31
UNISYS CORP
filed 2002-06-10
CIK 746838

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

The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 by adding the following Exhibits:


EXHIBIT NO.                                          DESCRIPTION
-----------                                          -----------

99.1 Form 11-K for the fiscal year ended December 31, 2001 for the Unisys Savings Plan



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UNISYS CORPORATION


Date:  June 10, 2002                         By:  /s/ Janet Brutschea Haugen
                                                  ----------------------------
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                     EXHIBIT INDEX
                                     -------------


EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------

99.1                              Form 11-K for the fiscal year ended
                                  December 31, 2001 for the Unisys Savings Plan