Form 10-Q
period 2002-06-30
UNISYS CORP
filed 2002-08-13
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Number of shares of Common Stock outstanding as of June 30, 2002:
323,183,887.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Millions)

                                           June 30,
                                            2002       December 31,
                                         (Unaudited)       2001
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  201.1       $  325.9
Accounts and notes receivable, net           958.5        1,093.7
Inventories
   Parts and finished equipment              176.2          201.6
   Work in process and materials              96.8          144.2
Deferred income taxes                        344.8          342.6
Other current assets                         100.2           96.1
                                          --------       --------
Total                                      1,877.6        2,204.1
                                          --------       --------

Properties                                 1,472.2        1,460.4
Less-Accumulated depreciation                895.8          910.8
                                          --------       --------
Properties, net                              576.4          549.6
                                          --------       --------
Investments at equity                        177.3          212.3
Marketable software, net                     298.1          287.9
Prepaid pension cost                       1,316.8        1,221.0
Deferred income taxes                        747.8          747.8
Goodwill                                     161.7          159.0
Other long-term assets                       392.0          387.4
                                          --------       --------
Total                                     $5,547.7       $5,769.1
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $  117.9       $   78.9
Current maturities of long-term debt           1.1            2.2
Accounts payable                             499.3          694.9
Other accrued liabilities                  1,198.8        1,302.9
Income taxes payable                         232.3          234.6
                                          --------       --------
Total                                      2,049.4        2,313.5
                                          --------       --------
Long-term debt                               746.1          745.0
Other long-term liabilities                  561.1          597.9

Stockholders' equity
Common stock, shares issued: 2002, 325.1;
   2001,322.5                                  3.3            3.2
Accumulated deficit                       (  821.7)      (  896.5)
Other capital                              3,740.3        3,712.8
Accumulated other comprehensive loss      (  730.8)      (  706.8)
                                          --------       --------
Stockholders' equity                       2,191.1        2,112.7
                                          --------       --------
Total                                     $5,547.7       $5,769.1
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                       Three Months             Six Months
                                       Ended June 30           Ended June 30
                                     -----------------      ------------------
                                       2002      2001         2002      2001
                                     --------  --------     --------  --------
Revenue                              $1,359.8  $1,461.4     $2,722.3  $3,085.2
                                     --------  --------     --------  --------
Costs and expenses
  Cost of revenue                       955.3   1,064.0      1,928.5   2,260.2
  Selling, general and
    administrative expenses             245.5     276.4        490.9     521.7
  Research and development expenses      62.0      75.2        127.1     151.2
                                     --------  --------     --------  --------
                                      1,262.8   1,415.6      2,546.5   2,933.1
                                     --------  --------     --------  --------
Operating income                         97.0      45.8        175.8     152.1

Interest expense                         18.1      17.6         35.6      33.5
Other income (expense), net             (16.0)     15.7        (28.4)     28.7
                                     --------  --------     --------  --------
Income before income taxes               62.9      43.9        111.8     147.3
Provision for income taxes               20.7      14.6         36.9      48.7
                                     --------  --------     --------  --------
Income before extraordinary item         42.2      29.3         74.9      98.6
Extraordinary item                                (17.2)                 (17.2)
                                     --------  --------     --------  --------
Net income                           $   42.2  $   12.1     $   74.9  $   81.4
                                     ========  ========     ========  ========

Earnings per share
  Basic
    Before extraordinary item        $    .13  $    .09     $    .23  $    .31
    Extraordinary item                             (.05)                  (.05)
                                     --------  --------     --------  --------
     Total                           $    .13  $    .04     $    .23  $    .26
                                     ========  ========     ========  ========

  Diluted
    Before extraordinary item        $    .13  $    .09     $    .23  $    .31
    Extraordinary item                             (.05)                  (.05)
                                     --------  --------     --------  --------
     Total                           $    .13  $    .04     $    .23  $    .26
                                     ========  ========     ========  ========




See notes to consolidated financial statements.


                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Six Months Ended
                                                         June 30
                                                    -----------------
                                                      2002       2001
                                                    --------   -------
Cash flows from operating activities
Income before extraordinary item                   $   74.9   $   98.6
Add(deduct) items to reconcile income before
   extraordinary item to net cash provided
   by operating activities:
Extraordinary item                                               (17.2)
Depreciation                                           74.6       65.0
Amortization:
   Marketable software                                 61.0       61.0
   Deferred outsourcing contract costs                  9.0        4.7
   Goodwill                                                        8.7
(Increase) in deferred income taxes, net             (  2.2)    (  2.8)
Decrease in receivables, net                          132.6      100.2
Decrease in inventories                                72.7        4.7
(Decrease) in accounts payable and
   other accrued liabilities                         (302.5)    (356.8)
(Decrease) in income taxes payable                   (  2.3)    (  8.7)
(Decrease) increase in other liabilities             ( 22.0)     190.3
(Increase) in other assets                           (131.5)    (143.7)
Other                                                  48.3        6.0
                                                    -------     ------
Net cash provided by operating
 activities                                            12.6       10.0
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,476.7    1,056.6
   Purchases of investments                        (1,490.6)  (1,042.6)
   Investment in marketable software                 ( 71.2)    ( 67.8)
   Capital additions of properties                   (106.1)    ( 84.5)
   Purchases of businesses                           (  3.9)    (  2.2)
                                                    -------     ------
Net cash used for investing activities               (195.1)    (140.5)
                                                    -------     ------
Cash flows from financing activities
   Net proceeds from (reduction in) short-term
     borrowings                                        39.0     ( 22.3)
   Proceeds from employee stock plans                  16.1       19.0
   Payments of long-term debt                        (  1.2)    (342.3)
   Proceeds from issuance of long-term debt                      341.2
                                                    -------     ------

Net cash provided by (used for) financing
 activities                                            53.9    (  4.4)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            3.8        1.6
                                                    -------     ------

Decrease in cash and cash equivalents                (124.8)    (133.3)
Cash and cash equivalents, beginning of period        325.9      378.0
                                                    -------    -------
Cash and cash equivalents, end of period            $ 201.1    $ 244.7
                                                    =======    =======


See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

a. The following table shows how earnings per share were computed for the three and six months ended June 30, 2002 and 2001 (dollars in millions, shares in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  ------------------      ------------------
                                    2002       2001         2002       2001
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Income before
      extraordinary item          $  42.2    $  29.3      $  74.9    $  98.6
    Extraordinary item                        ( 17.2)                  (17.2)
                                  -------    -------      -------    -------
    Net income                    $  42.2    $  12.1      $  74.9    $  81.4
                                  =======    =======      =======    =======

    Weighted average shares       322,832    317,658      322,150    316,984
                                  =======    =======      =======    =======

    Basic earnings per share
      Before extraordinary
        item                      $   .13    $   .09      $   .23    $   .31
      Extraordinary item                        (.05)                   (.05)
                                  -------    -------      -------    -------
        Total                     $   .13    $   .04      $   .23    $   .26
                                  =======    =======      =======    =======

    Diluted Earnings Per Share

    Income before
      extraordinary item          $  42.2    $  29.3      $  74.9    $  98.6
    Extraordinary item                        ( 17.2)                 ( 17.2)
                                  -------    -------      -------    -------
    Net income                    $  42.2    $  12.1      $  74.9    $  81.4
                                  =======    =======      =======    =======

    Weighted average shares       322,832    317,658      322,150    316,984
    Plus incremental shares
      from assumed exercise
      of employee stock plans       1,430      1,738        1,635      2,228
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      324,262    319,396      323,785    319,212
                                  =======    =======      =======    =======

    Diluted earnings per share
      Before extraordinary
        item                      $   .13    $   .09      $   .23    $   .31
      Extraordinary item                        (.05)                   (.05)
                                  -------    -------      -------    -------
        Total                     $   .13    $   .04      $   .23    $   .26
                                  =======    =======      =======    =======

    At June 30, 2002, 34.8 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

b. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. During the first quarter of 2002, the company performed the first of the required impairment tests of goodwill, which indicated that the company's goodwill was not impaired.

   During the six months ended June 30, 2002, there was an increase in goodwill of $3.0 million related to an immaterial acquisition and all other changes were attributed to foreign currency translation adjustments. Goodwill as of June 30, 2002 was allocated by segment as follows: Technology - $117 million; Services - $45 million.

   The company's net income and earnings per share for the three and six months ended June 30, 2002 and 2001 adjusted to exclude goodwill amortization was as follows (in millions of dollars, except per share amounts):


                                  Three Months Ended       Six Months Ended
                                       June 30                  June 30
                                  ------------------      ------------------
                                    2002       2001         2002       2001
                                   ------     ------       ------     ------

   Reported income before
     extraordinary item            $ 42.2     $ 29.3       $ 74.9     $ 98.6
   Add back goodwill
     amortization, net of tax          -         3.8           -         7.3
                                   ------     ------       ------     ------
   Adjusted income before
     extraordinary item            $ 42.2     $ 33.1       $ 74.9     $105.9
                                   ======     ======       ======     ======

   Reported net income             $ 42.2     $ 12.1       $ 74.9     $ 81.4
   Add back goodwill
     amortization, net of tax          -         3.8           -         7.3
                                   ------     ------       ------     ------
   Adjusted net income             $ 42.2     $ 15.9       $ 74.9     $ 88.7
                                   ======     ======       ======     ======

   Earnings per share before
     extraordinary item
     Basic and diluted earnings
       per share as reported       $  .13     $  .09       $  .23     $  .31
     Goodwill amortization             -         .01           -         .02
                                   ------     ------       ------     ------
     Basic and diluted earnings
       per share as adjusted       $  .13     $  .10       $  .23     $  .33
                                   ======     ======       ======     ======

   Earnings per share
     Basic and diluted earnings
       per share as reported       $  .13     $  .04       $  .23     $  .26
     Goodwill amortization             -         .01           -         .02
                                   ------     ------       ------     ------
     Basic and diluted earnings
       per share as adjusted       $  .13     $  .05       $  .23     $  .28
                                   ======     ======       ======     ======

The company's net income and earnings per share for the three years ended December 31, 2001 adjusted to exclude goodwill amortization was as follows (in millions of dollars, except per share amounts):

                                                           Years Ended
                                                           December 31,
                                                  ----------------------------
                                                  2001         2000       1999
                                                  ----         ----       ----

Reported income (loss) available to common
  stockholders before extraordinary items        $(49.9)     $244.8     $486.1
Add back goodwill amortization, net of tax         14.1        20.1       20.9
                                                 ------      ------     ------
Adjusted income (loss) available to common
  stockholders before extraordinary items        $(35.8)     $264.9     $507.0
                                                 ======      ======     ======

Reported income (loss) on common shares          $(67.1)     $225.0     $474.0
Add back goodwill amortization, net of tax         14.1        20.1       20.9
                                                 ------      ------     ------
Adjusted income (loss) on common shares          $(53.0)     $245.1     $494.9
                                                 ======      ======     ======

Earnings (loss) per share before extraordinary
  items
    Basic
     As reported                                 $ (.16)     $  .78     $ 1.69
     Goodwill amortization                          .04         .06        .07
                                                 ------      ------     ------
      As adjusted                                $ (.12)     $  .84     $ 1.76
                                                 ======      ======     ======
    Diluted
     As reported                                 $ (.16)     $  .77     $ 1.63
     Goodwill amortization                          .04         .06        .07
                                                 ------      ------     ------
      As adjusted                                $ (.12)     $  .83     $ 1.70
                                                 ======      ======     ======
Earnings (loss) per share
    Basic
     As reported                                 $ (.21)     $  .72     $ 1.65
     Goodwill amortization                          .04         .06        .07
                                                 ------      ------     ------
      As adjusted                                $ (.17)     $  .78     $ 1.72
                                                 ======      ======     ======
    Diluted
     As reported                                 $ (.21)     $  .71     $ 1.59
     Goodwill amortization                          .04         .06        .07
                                                 ------      ------     ------
      As adjusted                                $ (.17)     $  .77     $ 1.66
                                                 ======      ======     ======


c. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration and consulting, outsourcing, network services and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as for the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items. All other corporate and centrally incurred costs are allocated to the business segments based principally on assets, revenue, employees, square footage or usage.

   A summary of the company's operations by business segment for the three and six month periods ended June 30, 2002 and 2001 is presented below (in millions of dollars):


                             Total    Corporate    Services    Technology
   Three Months Ended
     June 30, 2002
   ------------------
   Customer revenue         $1,359.8               $1,039.3     $  320.5
   Intersegment                        $( 82.9)        14.2         68.7
                            --------   -------     --------     --------
   Total revenue            $1,359.8   $( 82.9)    $1,053.5     $  389.2
                            ========   =======     ========     ========
   Operating income (loss)  $   97.0   $( 11.9)    $   61.2     $   47.7
                            ========   =======     ========     ========
   Three Months Ended
     June 30, 2001
   ------------------
   Customer revenue         $1,461.4               $1,084.7     $  376.7
   Intersegment                        $( 82.9)        18.2         64.7
                            --------   -------     --------     --------
   Total revenue            $1,461.4   $( 82.9)    $1,102.9     $  441.4
                            ========   =======     ========     ========
   Operating income(loss)   $   45.8   $( 10.2)    $    9.8     $   46.2
                            ========   =======     ========     ========
   Six Months Ended
     June 30, 2002
   ----------------
   Customer revenue         $2,722.3               $2,088.5     $  633.8
   Intersegment                        $(163.6)        25.7        137.9
                            --------   -------     --------     --------
   Total revenue            $2,722.3   $(163.6)    $2,114.2     $  771.7
                            ========   =======     ========     ========
   Operating income (loss)  $  175.8   $( 15.0)    $  113.6     $   77.2
                            ========   =======     ========     ========
   Six Months Ended
     June 30, 2001
   ------------------
   Customer revenue         $3,085.2               $2,260.4     $  824.8
   Intersegment                        $(165.0)        31.5        133.5
                            --------   -------     --------     --------
   Total revenue            $3,085.2   $(165.0)    $2,291.9     $  958.3
                            ========   =======     ========     ========
   Operating income (loss)  $  152.1   $( 19.5)    $   36.9     $  134.7
                            ========   =======     ========     ========


   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):


                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2002      2001       2002      2001
                                         ----      ----       ----      ----
   Total segment operating income       $108.9    $ 56.0     $190.8    $171.6
   Interest expense                      (18.1)    (17.6)     (35.6)    (33.5)
   Other income (expense), net           (16.0)     15.7      (28.4)     28.7
   Corporate and eliminations            (11.9)    (10.2)     (15.0)    (19.5)
                                        ------    ------     ------    ------
   Total income before income taxes     $ 62.9    $ 43.9     $111.8    $147.3
                                        ======    ======     ======    ======

d. Comprehensive income for the three and six months ended June 30, 2002 and 2001 includes the following components (in millions of dollars):


                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2002      2001       2002      2001
                                         ----      ----       ----      ----

   Net income                           $ 42.2    $ 12.1     $ 74.9    $ 81.4

   Other comprehensive income (loss)
     Cumulative effect of change in
       accounting principle (SFAS
       No. 133), net of tax of $1.8                                       3.3
     Cash flow hedges
       Income (loss), net of tax of
         $(3.5), $.7, $(2.4) and $4.4     (6.4)      1.2       (4.4)      8.1
       Reclassification adjustments,
        net of tax of $1.2, $(1.3),
         $(.6)and $(2.6)                   2.2      (2.3)      (1.3)     (4.9)
     Foreign currency translation
       adjustments, net of tax of
       $0, $1.7, $0 and $0               (26.4)    (59.3)     (18.3)    (60.8)
                                        ------    ------     ------    ------
     Total other comprehensive
       income (loss)                     (30.6)    (60.4)     (24.0)    (54.3)
                                        ------    ------     ------    ------
     Comprehensive income (loss)        $ 11.6    $(48.3)    $ 50.9    $ 27.1
                                        ======    ======     ======    ======


    Accumulated other comprehensive income (loss) as of December 31, 2001 and June 30, 2002 is as follows (in millions of dollars):

                                                                      Cash
                                                       Translation    Flow
                                               Total   Adjustments   Hedges
                                               -----   -----------   ------

    Balance at December 31, 2000             $(643.7)    $(643.7)
    Change during period                      ( 63.1)     ( 67.5)    $  4.4
                                             -------     -------     ------
    Balance at December 31, 2001              (706.8)     (711.2)       4.4
    Change during period                      ( 24.0)     ( 18.3)     ( 5.7)
                                             -------     -------     ------
    Balance at June 30, 2002                 $(730.8)    $(729.5)    $( 1.3)
                                             =======     =======     ======


e. In response to the weak economic environment in 2001, the company took actions to reduce its cost structure. In the fourth quarter of 2001, the company recorded a pretax charge of $276.3 million, or $.64 per share, primarily for a work-force reduction of approximately 3,750 people (1,700 in the United States and 2,050 outside the United States). Of the total, 1,910 people left the company in 2001 with the remainder to leave in 2002. Of the total work-force reduction, 764 people accepted an early retirement program in the United States. For those employees who accepted the early retirement program, cash requirements were provided through the company's pension plan. Cash expenditures in 2001 related to the involuntary reductions were $23.3 million. These activities did not significantly affect the company's operations while they were ongoing. A further breakdown of the individual components of these costs follows:

                                       Work-Force
                                       Reductions(1)
                                       ----------
                                                         Idle Lease
     ($ in Millions)  Headcount   Total   U.S.   Int'l     Costs       Other(2)
     ------------------------------------------------------------------------
     Work-force
      reductions(1)

     Early retirement    764      $ 58.8  $ 58.8

     Involuntary
      reductions       3,001       145.9    18.8  $127.1
                       -----      ------  ------  ------
       Subtotal        3,765       204.7    77.6   127.1
     Other                          71.6                   $ 29.5     $ 42.1
                      ------      ------  ------  ------   ------     ------
     Total charge      3,765       276.3    77.6   127.1     29.5       42.1
     Utilized         (1,910)     (127.2) ( 62.5) ( 22.6)             ( 42.1)
                      ------      ------  ------  ------   ------     ------
     Balance at
      Dec. 31, 2001    1,855       149.1    15.1   104.5     29.5         -

     Utilized         (1,340)     ( 56.2) (  8.7) ( 44.9)   ( 2.6)
     Additional
      provisions         568        20.2     1.7    17.1      1.4
     Reversal of
      excess reserves (  264)     ( 12.8) (  4.2) (  8.3)   (  .3)
     Other(3)                         3.4             4.3    (  .9)
                      ------      ------  ------  ------   ------     ------
     Balance at
      June 30, 2002      819      $103.7  $  3.9  $ 72.7   $ 27.1     $   -
                      ======      ======  ======  ======   ======     ======
     Expected future
     cash utilization:
     2002 second half             $ 66.9  $  2.9  $ 54.4   $  9.6
     2003 and thereafter            36.8     1.0    18.3     17.5
                                  ------  ------  ------   ------
     (1)Includes severance, notice pay, medical and other benefits.
     (2)Includes product and program discontinuances, principally representing a provision for asset write-offs.
       (3)Changes in estimates and translation adjustments.

    Most of the 2001 fourth-quarter charges were related to work-force
     Reductions ($204.7 million), principally severance costs. Other employee-related costs are not significant. Approximately $58.8 million of this total was funded from the company's U.S. pension plan. The remainder of the cost related to work-force reductions as well as idle lease costs, discussed below, is being funded from the company's operating cash flow. The charge related to idle lease costs was $29.5 million and relates to contractual obligations (reduced by estimated sublease income) existing under long-term leases of vacated facilities. Estimates of the amounts and timing of sublease income were based on discussions with real estate brokers that considered the marketability of the individual property involved. The charge for product and program discontinuances was $42.1 million and principally represented capitalized marketable software and inventory related to products or programs that were discontinued at December 31, 2001. These actions have lowered the company's cost base (principally employee-related costs), thereby making the company better able to compete in the market place.

     Cash expenditures related to the 2001 and prior-year restructuring charges were approximately $63 million in the six months ended June 30, 2002 compared to $30 million for the prior-year period, and are expected to be approximately $72 million (which includes approximately $5 million related to restructuring charges taken prior to 2001) for the remainder of 2002 and $42 million (which includes approximately $5 million related to restructuring charges taken prior to 2001) in total for all subsequent years, principally for work-force reductions and idle lease costs. Personnel reductions in the first half of 2002 related to these restructuring actions were 1,340 and are expected to be 819 for the remainder of the year.

     As summarized above, during the six months ended June 30, 2002, the company reduced its accrued workforce reserve by $12.5 million. This reduction related to 264 employees who were designated for involuntary termination but were retained as a result of job positions that became available due to voluntary terminations or acceptance of alternative positions within the company. In addition, given the continuing weak economic environment, the company identified new restructuring actions and recorded an additional provision of $20.2 million, principally for a workforce reduction of 568 people.

f. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the six months ended June 30, 2002 and 2001 was $2.8 million and $3.2 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

g. In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases," in respect to sale-leaseback transactions.

     The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 must be applied in fiscal years beginning after May 15, 2002. The company will adopt this statement effective January 1, 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria of Opinion 30 for classification as an extraordinary item will be reclassified from extraordinary item to other income (expense), net. Adoption of SFAS No. 145 will have no effect on the company's consolidated financial position, consolidated net income or liquidity.

h. Certain prior-year amounts have been reclassified to conform with the 2002 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

For the three months ended June 30, 2002, the company reported net income of $42.2 million, or $.13 per share, compared to $12.1 million, or $.04 per share, for the three months ended June 30, 2001. The prior-year period included an extraordinary item for the early extinguishment of debt of $17.2 million, or $.05 per share. Excluding this item, income in the prior-year period was $29.3 million, or $.09 per share.

Total revenue for the quarter ended June 30, 2002 was $1.36 billion, down 7% from revenue of $1.46 billion for the quarter ended June 30, 2001. Services revenue of $1.04 billion declined 4% from the prior year while Technology revenue of $321 million declined 15% from the prior-year period.

U.S. revenue declined 8% in the second quarter to $595 million from $646 million in the year-ago period, and revenue in international markets decreased 6% to $765 million from $816 million in the year-ago period. Currency changes had a negligible impact on revenue in the quarter.

Total gross profit was 29.7% in the second quarter of 2002 compared to 27.2% in the year-ago period, principally reflecting improvements in the Services business and a higher mix of ClearPath server sales.

For the three months ended June 30, 2002, selling, general and administrative expenses were $245.5 million (18.1% of revenue) compared to $276.4 million (18.9% of revenue) for the three months ended June 30, 2001. The decline in selling, general and administrative expenses was principally due to the effects of the company's cost reduction actions.

Research and development ("R&D") expense was $62.0 million compared to $75.2 million a year earlier. The lower level of R&D reflects changes that the company has made to improve efficiencies, consolidate R&D activities in systems integration to improve synergies, and to make use of lower-cost offshore resources for software support. Although the amount of R&D is down, the company continues to invest in high-end CMP server technology and in key programs within its industry practices.

For the second quarter of 2002, the company reported an operating income percent of 7.1% compared to 3.1% for the second quarter of 2001.

The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration and consulting, outsourcing, network services and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as for the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items. All other corporate and centrally incurred costs are allocated to the business segments based principally on assets, revenue, employees, square footage or usage.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2002
------------------
Customer revenue          $1,359.8                  $1,039.3    $320.5
Intersegment                           $( 82.9)         14.2      68.7
                          --------     -------      --------    ------
Total revenue             $1,359.8     $( 82.9)     $1,053.5    $389.2
                          ========     =======      ========    ======

Gross profit percent          29.7%                     21.9%     46.8%
                          ========                  ========    ======
Operating income
     percent                   7.1%                      5.8%     12.2%
                          ========                  ========    ======
Three Months Ended
June 30, 2001
------------------
Customer revenue          $1,461.4                  $1,084.7    $376.7
Intersegment                           $( 82.9)         18.2      64.7
                          --------     -------      --------    ------
Total revenue             $1,461.4     $( 82.9)     $1,102.9    $441.4
                          ========     =======      ========    ======

Gross profit percent          27.2%                     19.2%     43.5%
                          ========                  ========    ======
Operating income
     percent                   3.1%                      0.9%     10.5%
                          ========                  ========    ======

In the Services segment, customer revenue was $1.04 billion, down 4% from $1.08 billion in the year-ago period, as an 8% increase in outsourcing ($347 million in the second quarter of 2002 compared to $322 million in the prior period) was more than offset by a 14% decline in network services ($215 million in the current period compared to $250 million in the prior-year period), a 7% decline in systems integration ($341 million in the current period compared to $368 million in the prior period), and a 5% decline in core maintenance revenue ($137 million in the current period compared to $145 million in the prior period). The decline in network services revenue was principally due to reduced low-margin commodity hardware sales as part of network services projects compared to the year-ago period. The Services segment gross profit percent increased to 21.9% in the current quarter from 19.2% in the prior period, and its operating profit percent increased to 5.8% in the current quarter compared to 0.9% in the year-ago period. The company achieved these margin improvements by being selective in pursuing higher value-added business opportunities, de-emphasizing low-margin commoditized areas of the market, growing its annuity-based outsourcing business, and resizing its workforce to meet business demand.

In the Technology segment, customer revenue declined 15% to $321 million in the second quarter of 2002 from $377 million in the prior-year period. Demand in the Technology segment remained weak industry-wide as customers deferred spending on new computer hardware and software. Sales of specialized technology products declined 36% to $80 million in the second quarter of 2002 from $125 million in the second quarter of 2001. Sales of enterprise servers declined 4% to $240 million from $252 million in the year-ago quarter, primarily reflecting lower sales of the company's Intel based ES Server line. The gross profit percent in the Technology segment was 46.8% in the current quarter compared to 43.5% in the prior period. Operating profit in this segment increased to 12.2% in the current quarter from 10.5% in 2001, primarily reflecting an increase in the percentage of ClearPath server sales, which have a higher gross profit margin, as well as the effects of the company's cost reduction actions.

Interest expense for the three months ended June 30, 2002 was $18.1 million compared to $17.6 million for the three months ended June 30, 2001.

Other income (expense), net was an expense of $16.0 million in the current quarter compared to income of $15.7 million in the year-ago quarter. In the current quarter, other income (expense), net includes a charge of $21.8 million relating to the company's share of an early retirement charge recorded by Nihon Unisys, Ltd. ("NUL"). The company owns approximately 28% of the common stock of NUL and accounts for its investment by the equity method. Other income (expense), net also included foreign exchange losses, principally in Latin America, of $1.3 million in the current period compared to foreign exchange gains of $12.5 million in the year-ago period.

Income before income taxes was $62.9 million in the second quarter of 2002 compared to $43.9 million last year. The provision for income taxes was $20.7 million in the current period compared to $14.6 million in the year-ago period. The effective tax rate in both periods was 33%.

During the three months ended June 30, 2002, the company reduced its accrued workforce reserve by $12.5 million. This reduction related to 264 employees who were designated for involuntary termination but were retained as a result of acceptance of job positions that became available due to voluntary terminations or acceptance of alternative positions within the company. In addition, given the continuing weak economic environment, the company identified new restructuring actions and recorded an additional provision of $20.2 million, principally for a workforce reduction of 568 people.

Pension income for the three months ended June 30, 2002 was approximately $34 million compared to approximately $42 million for the three months ended June 30, 2001. The principal reason for the decline was that effective January 1, 2002, the company reduced its expected long-term rate of return on plan assets for its U.S. pension plan to 9.5% from 10.0%. This change will cause 2002 pension income in the U.S. to decline by approximately $24 million from the 2001 amount. The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales, selling, general and administrative expenses, and research and development expenses. The amount allocated to each line is based on where the salaries of the active employees are charged.

For the six months ended June 30, 2002, net income was $74.9 million, or $.23 per share, compared to net income of $81.4 million, or $.26 per share, last year. The prior-year period included an extraordinary item for the early extinguishment of debt of $17.2 million, or $.05 per share. Excluding this item, income in the prior-year period was $98.6 million, or $.31 per diluted share. Revenue for the six months ended June 30, 2002 was $2.72 billion, down 12% from $3.09 billion for the six months ended June 30, 2001.

Financial Condition
-------------------

Cash and cash equivalents at June 30, 2002 were $201.1 million compared to $325.9 million at December 31, 2001.

For the six months ended June 30, 2002, cash provided by operations was $12.6 million compared to cash provided of $10.0 million for the six months ended June 30, 2001. Cash expenditures in the six months ended June 30, 2002 related to prior-year restructuring charges (which are included in operating activities) were approximately $63 million compared to $30 million in the prior-year period. These expenditures are expected to be approximately $72 million for the remainder of 2002 and $42 million in total for all subsequent years, principally for work-force reductions and idle lease costs. Personnel reductions in the first half of 2002 related to these restructuring actions were 1,340 and are expected to be 819 for the remainder of the year. See Note e of the Notes to Consolidated Financial Statements.

Cash used for investing activities for the six months ended June 30, 2002 was $195.1 million compared to $140.5 million during the six months ended June 30, 2001. The increase was principally due to net purchases of investments of $13.9 million for the six months ended June 30, 2002 compared to net proceeds from investments of $14.0 million in the prior-year period, as well as higher current period additions to properties, principally related to the outsourcing business.

Cash provided by financing activities during the six months ended June 30, 2002 was $53.9 million compared to cash used of $4.4 million in the prior year, principally due to net proceeds from short-term borrowings of $39.0 million for the six months ended June 30, 2002 compared to a net reduction in short-term borrowings of $22.3 million in the prior-year period.

At June 30, 2002, total debt was $865.1 million, an increase of $39.0 million from December 31, 2001. The debt to capital ratio was 28% at June 30, 2002 and December 31, 2001.

The company has a three-year $450 million credit agreement.  As of June 30,
2002, there were no borrowings under this facility.   Borrowings under the
agreement bear interest based on the then current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility described below.

The company and certain international subsidiaries have access to certain uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. At June 30, 2002, receivables of $157 million were sold and therefore removed from the accompanying consolidated balance sheet. The facility is renewable annually at the purchasers' option and expires in December 2003.

At June 30, 2002, the company has met all of the covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At June 30, 2002, the company had deferred tax assets in excess of deferred tax liabilities of $1,379 million. For the reasons cited below, management determined that it is more likely than not that $1,037 million of such assets will be realized, therefore resulting in a valuation allowance of $342 million.

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

At the end of each year, the company determines the fair value of its pension plan assets as well as the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the interest rate at which the pension benefits could be effectively settled. In estimating the discount rate, the company looks to rates of return on high quality, fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The company specifically uses a portfolio of fixed-income securities, which on average receive at least the second highest rating given by a recognized rating agency. The discount rate is used to calculate the present value of the pension obligation at a point in time (the accumulated benefit obligation, or "ABO").

Accounting rules require a company to recognize a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan is less than the ABO. This liability is called a "minimum pension liability" and is recorded as a charge in "accumulated other comprehensive income (loss)" in stockholders' equity.

At June 30, 2002, for the company's U.S. pension plan, the fair value of pension plan assets exceeded the ABO by approximately $200 million. However, if the fair value of the U.S. pension plan assets were to decline or long-term interest rates were to fall to the extent that the ABO for the U.S. pension plan exceeded the fair value of its assets at December 31, 2002, the company would be in a minimum pension liability position.

In this case, accounting rules would require that a liability be recorded for the excess of the ABO over the fair value of pension plan assets, as described above. Accordingly, the company would record a charge to stockholders' equity in an amount equal to the minimum pension liability plus the company's U.S. pension asset of approximately $1.2 billion, net of tax. This accounting would have no effect on the company's net income, liquidity or cash flows. Financial ratios and net worth covenants in the company's credit agreement specifically exclude the effects of the charge to stockholders' equity caused by recording a minimum pension liability. If at the following year-end (December 31, 2003), the fair value of the pension plan assets exceeds the ABO, the charge to stockholders' equity would be reversed.

Stockholders' equity increased $78.4 million during the six months ended June 30, 2002, principally reflecting net income of $74.9 million, $24.7 million for issuance of stock under stock option and other plans, and $2.8 million of tax benefits related to employee stock plans, partially offset by currency translation of $24.0 million.

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

The company's business is affected by changes in general economic and business conditions. It also could be affected by acts of war, terrorism or natural disasters. During 2002, the company is facing a very challenging economic environment. In this environment, many organizations are delaying planned purchases of information technology products and services. If the level of demand for the company's products and services does not increase or if it declines in the future, the company's business could be adversely affected.

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

The company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life-cycles and continually changing customer demand patterns. Future success will depend in part on the company's ability to anticipate and respond to these market trends and to design, develop, introduce, deliver, or obtain new and innovative products and services on a timely and cost-effective basis. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company's offerings less competitive.

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

Future results will also depend in part on the company's ability to drive profitable growth in systems integration and consulting. The company's systems integration and consulting business has been adversely affected by the recent economic slowdown. In this economic environment, customers have been delaying systems integration projects. The company's ability to grow profitably in this business will depend in part on an improvement in economic conditions and a pick-up in demand for systems integration projects. It will also depend on the success of the actions the company has taken to enhance the skills base and management team in this business and to refocus the business on integrating best-of-breed, standards-based solutions to solve client needs. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is not able to maintain the rates it charges or appropriate chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including: clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including: the company's ability to transition employees from completed projects to new engagements; and its ability to forecast demand for services and thereby maintain an appropriate head count.

Future results will also depend in part on market acceptance of the company's high-end enterprise servers. In its technology business, the company is focusing its resources on high-end enterprise servers based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price-performance by making use of standards-based technologies such as Intel chips and Microsoft operating system software. Recently the company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform, creating a common platform for all the company's high-end server lines. Future results will depend, in part, on customer acceptance of the new CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath, which continues to provide the majority of operating profit in the company's technology business. In addition, future results will depend, in part, on the company's ability to generate new customers and accelerate sales of the lower-margin Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end Intel-based servers running Microsoft operating system software. However, competition in this new market is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators, and independent software vendors.

A number of the company's long-term contracts for network services, outsourcing, help desk and similar services do not provide for minimum transaction volumes. As a result, revenue levels are not guaranteed. In addition, some of these contracts may permit termination or may impose other penalties if the company does not meet the performance levels specified in the contracts.

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

Part II - OTHER INFORMATION
-------   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2002 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 25, 2002 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   1.  Election of Directors as follows:

       J.P. Bolduc - 277,684,581 votes for; 5,233,024 votes withheld

       James J. Duderstadt - 277,715,175 votes for; 5,202,430 votes withheld

       Denise K. Fletcher - 277,961,528 votes for; 4,956,077 votes withheld

       Kenneth A. Macke - 277,693,189 votes for; 5,224,416 votes withheld

   2. A proposal to ratify the selection of the company's independent auditors - 271,207,440 votes for; 9,788,573 votes against;
       1,921,592 abstentions


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended June 30, 2002, the company filed no Current Reports on Form 8-K.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: August 13, 2002          By: /s/ Janet M. Brutschea Haugen
                                   -----------------------------
                                       Janet M. Brutschea Haugen
                                       Senior Vice President and
                                       Chief Financial Officer
                                   (Principal Financial Officer)


                                      By: /s/ Carol S. Sabochick
                                          ----------------------
                                          Vice President and
                                          Corporate Controller
                                      (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

10.1     Letter Agreement dated June 3, 2002 between Unisys
         Corporation and Joseph W. McGrath

10.2 Amendment dated July 25, 2002 to Employment Agreement between Unisys Corporation and Lawrence A. Weinbach

12       Statement of Computation of Ratio of Earnings to Fixed
         Charges