Form 10-Q
period 2002-09-30
UNISYS CORP
filed 2002-11-01
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Number of shares of Common Stock outstanding as of September 30, 2002:
324,475,589.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                                 (Millions)

                                         September 30,
                                            2002       December 31,
                                         (Unaudited)       2001
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  166.2       $  325.9
Accounts and notes receivable, net           901.7        1,093.7
Inventories
   Parts and finished equipment              172.8          201.6
   Work in process and materials              84.7          144.2
Deferred income taxes                        345.1          342.6
Other current assets                          85.8           96.1
                                          --------       --------
Total                                      1,756.3        2,204.1
                                          --------       --------

Properties                                 1,478.3        1,460.4
Less-Accumulated depreciation                891.6          910.8
                                          --------       --------
Properties, net                              586.7          549.6
                                          --------       --------
Investments at equity                        176.9          212.3
Marketable software, net                     302.8          287.9
Prepaid pension cost                       1,375.8        1,221.0
Deferred income taxes                        747.8          747.8
Goodwill                                     158.5          159.0
Other long-term assets                       375.7          387.4
                                          --------       --------
Total                                     $5,480.5       $5,769.1
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $  112.6       $   78.9
Current maturities of long-term debt           1.9            2.2
Accounts payable                             455.8          694.9
Other accrued liabilities                  1,159.3        1,302.9
Income taxes payable                         241.6          234.6
                                          --------       --------
Total                                      1,971.2        2,313.5
                                          --------       --------
Long-term debt                               748.9          745.0
Other long-term liabilities                  548.8          597.9

Stockholders' equity
Common stock, shares issued: 2002, 326.4;
   2001,322.5                                  3.3            3.2
Accumulated deficit                       (  762.6)      (  896.5)
Other capital                              3,750.7        3,712.8
Accumulated other comprehensive loss      (  779.8)      (  706.8)
                                          --------       --------
Stockholders' equity                       2,211.6        2,112.7
                                          --------       --------
Total                                     $5,480.5       $5,769.1
                                          ========       ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (Millions, except per share data)


                                        Three Months           Nine Months
                                     Ended September 30     Ended September 30
                                     ------------------     ------------------
                                       2002      2001         2002      2001
                                     --------  --------     --------  --------
Revenue                              $1,332.3  $1,376.0     $4,054.6  $4,461.2
                                     --------  --------     --------  --------
Costs and expenses
  Cost of revenue                       929.3     996.1      2,857.8   3,256.3
  Selling, general and
    administrative                      241.3     262.7        732.2     784.4
  Research and development expenses      65.5      73.4        192.6     224.6
                                     --------  --------     --------  --------
                                      1,236.1   1,332.2      3,782.6   4,265.3
                                     --------  --------     --------  --------
Operating income                         96.2      43.8        272.0     195.9

Interest expense                         17.6      16.5         53.2      50.0
Other income (expense), net               9.5       3.9      (  18.9)     32.6
                                     --------  --------     --------  --------
Income before income taxes               88.1      31.2        199.9     178.5
Provision for income taxes               29.1      10.3         66.0      59.0
                                     --------  --------     --------  --------
Income before extraordinary item         59.0      20.9        133.9     119.5
Extraordinary item                                                     (  17.2)
                                     --------  --------     --------  --------
Net income                           $   59.0  $   20.9     $  133.9  $  102.3
                                     ========  ========     ========  ========

Earnings per share
  Basic
    Before extraordinary item        $    .18  $    .07     $    .41  $    .37
    Extraordinary item                                                    (.05)
                                     --------  --------     --------  --------
     Total                           $    .18  $    .07     $    .41  $    .32
                                     ========  ========     ========  ========

  Diluted
    Before extraordinary item        $    .18  $    .07     $    .41  $    .37
    Extraordinary item                                                    (.05)
                                     --------  --------     --------  --------
     Total                           $    .18  $    .07     $    .41  $    .32
                                     ========  ========     ========  ========




See notes to consolidated financial statements.


                           UNISYS CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (Millions)
                                                    Nine Months Ended
                                                       September 30
                                                    ------------------
                                                      2002       2001
                                                   --------    --------
Cash flows from operating activities
Income before extraordinary item                   $  133.9    $  119.5
Add (deduct) items to reconcile income before
   extraordinary item to net cash provided by
   (used for) operating activities:
Extraordinary item                                              (  17.2)
Depreciation                                          111.7       100.6
Amortization:
   Marketable software                                 90.1        88.3
   Deferred outsourcing contract costs                 14.1         9.5
   Goodwill                                                        12.5
(Increase) in deferred income taxes, net            (   2.5)   (    3.5)
Decrease in receivables, net                          208.0       161.0
Decrease in inventories                                88.2        27.0
(Decrease) in accounts payable and
   other accrued liabilities                        ( 375.8)   (  522.5)
Increase (decrease) in income taxes payable             7.0    (   21.0)
Increase(decrease) in other liabilities             (  33.3)      202.7
(Increase) in other assets                          ( 178.8)   (  225.8)
Other                                                   7.4         4.2
                                                   --------     -------
Net cash provided by (used for) operating
 activities                                            70.0     (  64.7)
                                                   --------     -------
Cash flows from investing activities
   Proceeds from investments                        2,360.1     1,976.6
   Purchases of investments                        (2,384.0)   (1,967.5)
   Investment in marketable software               (  105.0)   (  100.0)
   Capital additions of properties                 (  151.8)   (  134.8)
   Purchases of businesses                         (    4.8)   (    2.2)
                                                   --------     -------
Net cash used for investing activities             (  285.5)   (  227.9)
                                                   --------     -------
Cash flows from financing activities
   Net proceeds from short-term borrowings             33.8        68.9
   Proceeds from employee stock plans                  21.9        26.2
   Payments of long-term debt                      (    1.6)   (  354.3)
   Proceeds from issuance of long-term debt                       389.9
                                                   --------     -------
Net cash provided by financing activities              54.1       130.7
                                                   --------     -------
Effect of exchange rate changes on
   cash and cash equivalents                            1.7         3.6
                                                   --------     -------

Decrease in cash and cash equivalents               ( 159.7)   (  158.3)
Cash and cash equivalents, beginning of period        325.9       378.0
                                                   --------    --------
Cash and cash equivalents, end of period           $  166.2    $  219.7
                                                   ========    ========

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

a. The following table shows how earnings per share were computed for the three and nine months ended September 30, 2002 and 2001 (dollars in millions, shares in thousands):

                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                  ------------------      ------------------
                                    2002       2001         2002      2001
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Income before
      extraordinary item          $  59.0    $  20.9      $ 133.9    $ 119.5
    Extraordinary item                                                ( 17.2)
                                  -------    -------      -------    -------
    Net income                    $  59.0    $  20.9      $ 133.9    $ 102.3
                                  =======    =======      =======    =======

    Weighted average shares       324,075    318,761      322,792    317,576
                                  =======    =======      =======    =======
    Basic earnings per share
      Before extraordinary
        item                      $   .18    $   .07      $   .41    $   .37
      Extraordinary item                                                (.05)
                                  -------    -------      -------    -------
        Total                     $   .18    $   .07      $   .41    $   .32
                                  =======    =======      =======    =======

    Diluted Earnings Per Share

    Income before
      extraordinary item          $  59.0    $  20.9      $ 133.9    $ 119.5
    Extraordinary item                                                ( 17.2)
                                  -------    -------      -------    -------
    Net income                    $  59.0    $  20.9      $ 133.9    $ 102.3
                                  =======    =======      =======    =======

    Weighted average shares       324,075    318,761      322,792    317,576
    Plus incremental shares
      from assumed exercise
      of employee stock plans         594      1,394        1,287      1,951
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      324,669    320,155      324,079    319,527
                                  =======    =======      =======    =======

    Diluted earnings per share
      Before extraordinary
        item                      $   .18    $   .07      $   .41    $   .37
      Extraordinary item                                                (.05)
                                  -------    -------      -------    -------
        Total                     $   .18    $   .07      $   .41    $   .32
                                  =======    =======      =======    =======

At September 30, 2002, 36.6 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

b. Effective January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually for impairment in accordance with this statement. SFAS 142 requires the company to perform a transitional impairment test of its goodwill as of January 1, 2002, as well as perform impairment tests on an annual basis and whenever events or circumstances occur indicating that the goodwill may be impaired. The company performed the transitional impairment test of goodwill as of January 1, 2002, which indicated that the company's goodwill was not impaired.

   During the nine months ended September 30, 2002, there was an increase in goodwill of $3.0 million related to an immaterial acquisition. All other changes were attributable to foreign currency translation adjustments. Goodwill as of September 30, 2002 was allocated by segment as follows:
   Technology - $117.2 million; Services - $41.3 million.

   The company's net income and earnings per share for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude goodwill amortization, was as follows (in millions of dollars, except per share amounts):


                                  Three Months Ended       Nine Months Ended
                                     September 30            September 30
                                  ------------------      ------------------
                                    2002       2001         2002       2001
                                   ------     ------       ------     ------

   Reported income before
     extraordinary item            $ 59.0     $ 20.9       $133.9     $119.5
   Add back goodwill
     amortization, net of tax                    3.3                    10.6
                                   ------     ------       ------     ------
   Adjusted income before
     extraordinary item            $ 59.0     $ 24.2       $133.9     $130.1
                                   ======     ======       ======     ======

   Reported net income             $ 59.0     $ 20.9       $133.9     $102.3
   Add back goodwill
     amortization, net of tax                    3.3                    10.6
                                   ------     ------       ------     ------
   Adjusted net income             $ 59.0     $ 24.2       $133.9     $112.9
                                   ======     ======       ======     ======

   Earnings per share before
     extraordinary item
     Basic and diluted earnings
       per share as reported       $  .18     $  .07       $  .41     $  .37
     Goodwill amortization                       .01                     .03
                                   ------     ------       ------     ------
     Basic and diluted earnings
       per share as adjusted       $  .18     $  .08       $  .41     $  .40
                                   ======     ======       ======     ======

   Earnings per share
     Basic and diluted earnings
       per share as reported       $  .18     $  .07       $  .41     $  .32
     Goodwill amortization                       .01                     .03
                                   ------     ------       ------     ------
     Basic and diluted earnings
       per share as adjusted       $  .18     $  .08       $  .41     $  .35
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
                                                 ======      ======     ======


c. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration and consulting, outsourcing, network services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on assets, revenue, employees, square footage or usage.

   A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2002 and 2001 is presented below (in millions of dollars):


                             Total    Corporate    Services    Technology
   Three Months Ended       --------  ---------    --------    ----------
   September 30, 2002
   ------------------
   Customer revenue         $1,332.3               $1,016.3     $  316.0
   Intersegment                        $( 69.4)         6.5         62.9
                            --------   -------     --------     --------
   Total revenue            $1,332.3   $( 69.4)    $1,022.8     $  378.9
                            ========   =======     ========     ========
   Operating income (loss)  $   96.2   $    -      $   57.9     $   38.3
                            ========   =======     ========     ========
   Three Months Ended
   September 30, 2001
   ------------------
   Customer revenue         $1,376.0               $1,051.3     $  324.7
   Intersegment                        $(102.0)        20.3         81.7
                            --------   -------     --------     --------
   Total revenue            $1,376.0   $(102.0)    $1,071.6     $  406.4
                            ========   =======     ========     ========
   Operating income(loss)   $   43.8   $( 10.0)    $   23.5     $   30.3
                            ========   =======     ========     ========
   Nine Months Ended
   September 30, 2002
   ----------------
   Customer revenue         $4,054.6               $3,104.8     $  949.8
   Intersegment                        $(233.0)        32.2        200.8
                            --------   -------     --------     --------
   Total revenue            $4,054.6   $(233.0)    $3,137.0     $1,150.6
                            ========   =======     ========     ========
   Operating income (loss)  $  272.0   $( 15.0)    $  171.5     $  115.5
                            ========   =======     ========     ========
   Nine Months Ended
   September 30, 2001
   ------------------
   Customer revenue         $4,461.2               $3,311.7     $1,149.5
   Intersegment                        $(267.0)        51.8        215.2
                            --------   -------     --------     --------
   Total revenue            $4,461.2   $(267.0)    $3,363.5     $1,364.7
                            ========   =======     ========     ========
   Operating income (loss)  $  195.9   $( 29.6)    $   60.4     $  165.1
                            ========   =======     ========     ========


   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):


                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   -----------------
                                         2002      2001       2002      2001
                                         ----      ----       ----      ----
   Total segment operating income       $ 96.2    $ 53.8     $287.0    $225.5
   Interest expense                      (17.6)    (16.5)     (53.2)    (50.0)
   Other income (expense), net             9.5       3.9      (18.9)     32.6
   Corporate and eliminations                      (10.0)     (15.0)    (29.6)
                                        ------    ------     ------    ------
   Total income before income taxes     $ 88.1    $ 31.2     $199.9    $178.5
                                        ======    ======     ======    ======

d. Comprehensive income for the three and nine months ended September 30, 2002 and 2001 includes the following components (in millions of dollars):


                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   -----------------
                                         2002      2001       2002      2001
                                         ----      ----       ----      ----
   Net income                           $ 59.0    $ 20.9     $133.9    $102.3

   Other comprehensive income (loss)
     Cumulative effect of change in
       accounting principle (SFAS
       No. 133), net of tax of $1.8                                       3.3
     Cash flow hedges
       Income (loss), net of tax of
        $.5, $(2.3), $(1.9) and $2.1        .8    ( 4.2)      ( 3.6)      3.9
       Reclassification adjustments,
        net of tax of $.2, $(.9),
        $(.4) and $(3.5)                    .4    ( 1.6)      (  .9)    ( 6.5)
     Foreign currency translation
       adjustments, net of tax of
       $0                                (50.2)   ( 6.2)      (68.5)    (67.0)
                                        ------    ------     ------    ------
     Total other comprehensive
       income (loss)                     (49.0)   (12.0)      (73.0)   ( 66.3)
                                        ------    ------     ------    ------
     Comprehensive income               $ 10.0    $  8.9     $ 60.9    $ 36.0
                                        ======    ======     ======    ======


    Accumulated other comprehensive income (loss) as of December 31, 2001 and September 30, 2002 is as follows (in millions of dollars):

                                                                      Cash
                                                       Translation    Flow
                                               Total   Adjustments   Hedges
                                               -----   -----------   ------

    Balance at December 31, 2000             $(643.7)    $(643.7)
    Change during period                      ( 63.1)     ( 67.5)    $  4.4
                                             -------     -------     ------
    Balance at December 31, 2001              (706.8)     (711.2)       4.4
    Change during period                      ( 73.0)     ( 68.5)     ( 4.5)
                                             -------     -------     ------
    Balance at September 30, 2002            $(779.8)    $(779.7)    $(  .1)
                                             =======     =======     ======


e. In response to the weak economic environment in 2001, the company took actions to reduce its cost structure. In the fourth quarter of 2001, the company recorded a pretax charge of $276.3 million, or $.64 per share, primarily for a work-force reduction of approximately 3,750 people (1,700 in the United States and 2,050 outside the United States). Of the total, 1,910 people left the company in 2001, which included 764 people who accepted an early retirement program in the United States. For those employees who accepted the early retirement program, cash requirements were provided through the company's pension plan. Cash expenditures in 2001 related to the involuntary reductions were $23.3 million. These activities did not significantly affect the company's operations while they were ongoing. A further breakdown of the individual components of these costs follows:

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

     Early retirement    764      $ 58.8  $ 58.8

     Involuntary
      reductions       3,001       145.9    18.8  $127.1
                       -----      ------  ------  ------
       Subtotal        3,765       204.7    77.6   127.1
     Other                          71.6                   $ 29.5     $ 42.1
                      ------      ------  ------  ------   ------     ------
     Total charge      3,765       276.3    77.6   127.1     29.5       42.1
     Utilized         (1,910)     (127.2) ( 62.5) ( 22.6)             ( 42.1)
                      ------      ------  ------  ------   ------     ------
     Balance at
      Dec. 31, 2001    1,855       149.1    15.1   104.5     29.5         -

     Utilized         (1,698)     ( 79.9)  (12.6)  (62.7)  (  4.6)
     Additional
      provisions         568        20.2     1.7    17.1      1.4
     Reversal of
      excess reserves (  306)     ( 15.9) (  4.3) (  8.4)   ( 3.2)
     Other(3)                        14.4     2.3    14.2    ( 2.1)
                      ------      ------  ------  ------   ------     ------
     Balance at
      Sept. 30, 2002     419      $ 87.9  $  2.2  $ 64.7   $ 21.0     $   -
                      ======      ======  ======  ======   ======     ======
     Expected future
     cash utilization:
     2002 fourth quarter          $ 28.7  $  2.0  $ 23.1   $  3.6
     2003 and thereafter            59.2      .2    41.6     17.4
                                  ------  ------  ------   ------
     (1)Includes severance, notice pay, medical and other benefits.
     (2)Includes product and program discontinuances, principally representing a provision for asset write-offs.
     (3)Changes in estimates and translation adjustments.

     Most of the 2001 fourth-quarter charges were related to work-force reductions ($204.7 million), principally severance costs. Other employee-related costs are not significant. Approximately $58.8 million of this total was funded from the company's U.S. pension plan. The remainder of the cost related to work-force reductions as well as idle lease costs, discussed below, is being funded from the company's operating cash flow. The charge related to idle lease costs was $29.5 million and relates to contractual obligations (reduced by estimated sublease income) existing under long-term leases of vacated facilities. Estimates of the amounts and timing of sublease income were based on discussions with real estate brokers that considered the marketability of the individual property involved. The charge for product and program discontinuances was $42.1 million and principally represented capitalized marketable software and inventory related to products or programs that were discontinued at December 31, 2001. These actions have lowered the company's cost base (principally employee-related costs), thereby making the company better able to compete in the marketplace.

     Cash expenditures related to the 2001 and prior-year restructuring charges were approximately $87 million in the nine months ended September 30, 2002 compared to $41 million for the prior-year period, and are expected to be approximately $31 million (which includes approximately $2 million related to restructuring charges taken prior to 2001) for the remainder of 2002 and $69 million (which includes approximately $10 million related to restructuring charges taken prior to 2001) in total for all subsequent years, principally for work-force reductions and idle lease costs. Personnel reductions in the first nine months of 2002 related to these restructuring actions were 1,698 and are expected to be 323 for the remainder of the year.

     During the nine months ended September 30, 2002, the company reduced its accrued workforce reserve by $12.7 million. This reduction related to 306 employees who were designated for involuntary termination but were retained as a result of job positions that became available due to voluntary terminations or acceptance of alternative positions within the company. In addition, given the continuing weak economic environment, the company identified new restructuring activities and recorded, in the second quarter of 2002, an additional provision of $20.2 million, principally for a workforce reduction of 568 people.

f. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the nine months ended September 30, 2002 and 2001 was $3.1 million and $4.1 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

g. In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases," in respect to sale-leaseback transactions.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and will be effective for the company for exit or disposal activities initiated after December 31, 2002. The company does not believe that adoption of this statement will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

h. Certain prior-year amounts have been reclassified to conform with the 2002 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

For the three months ended September 30, 2002, the company reported net income of $59.0 million, or $.18 per share, compared to $20.9 million, or $.07 per share, for the three months ended September 30, 2001.

Total revenue for the quarter ended September 30, 2002 was $1.33 billion, down 3% from revenue of $1.38 billion for the quarter ended September 30, 2001. Both Services revenue of $1.02 billion and Technology revenue of $316 million declined 3% from the prior-year period.

U.S. revenue increased 3% in the third quarter to $619 million from $599 million in the year-ago period, while revenue in international markets decreased 8% to $713 million from $777 million in the year-ago period. Currency changes had a negligible impact on revenue in the quarter when compared to the prior-year quarter, with currency strength in Europe offsetting currency weakness in Latin America.

Total gross profit was 30.3% in the third quarter of 2002 compared to 27.6% in the year-ago period. The increase was principally due to the company's focus on higher value-added business opportunities and continued tight cost controls.

For the three months ended September 30, 2002, selling, general and administrative expenses were $241.3 million (18.1% of revenue) compared to $262.7 million (19.1% of revenue) for the three months ended September 30, 2001. The decline in selling, general and administrative expenses was principally driven by the company's cost reduction actions.

Research and development ("R&D") expense was $65.5 million compared to $73.4 million a year earlier. The lower level of R&D reflects changes that the company has made to improve efficiencies, to consolidate R&D activities in systems integration to improve synergies, and to make use of lower-cost offshore resources for software support. Although the amount of R&D is down, the company continues to invest in high-end CMP server technology and in key programs within its industry practices.

For the third quarter of 2002, the company reported an operating income percent of 7.2% compared to 3.2% for the third quarter of 2001.

The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration and consulting, outsourcing, network services, and core maintenance;
Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on assets, revenue, employees, square footage or usage. The following gross profit percent and operating income percent are as a percent of total revenue.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2002
------------------
Customer revenue          $1,332.3                  $1,016.3   $ 316.0
Intersegment                           $( 69.4)          6.5      62.9
                          --------     -------      --------    ------
Total revenue             $1,332.3     $( 69.4)     $1,022.8   $ 378.9
                          ========     =======      ========    ======

Gross profit percent          30.3%                     22.5%     46.4%
                          ========                  ========    ======
Operating income
     percent                   7.2%                      5.7%     10.1%
                          ========                  ========    ======

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
                          ========                  ========    ======


In the Services segment, customer revenue was $1.02 billion, down 3% from $1.05 billion in the year-ago period, as a 12% increase in outsourcing ($371 million in the third quarter of 2002 compared to $332 million in the prior period) was more than offset by a 12% decline in network services ($199 million in the current period compared to $227 million in the prior-year period), a 12% decline in systems integration ($308 million in the current period compared to $348 million in the prior period), and a 4% decline in core maintenance revenue ($139 million in the current period compared to $145 million in the prior period). Within the Services segment, the year-over-year change in revenue reflects market conditions. Market demand in the Services segment currently varies by revenue classification. Demand for services that drive short-term cost and process efficiencies (outsourcing) remains strong, while market demand for project-based work (systems integration and network services) remains weak. The growth in outsourcing revenue, which was particularly driven by growth in business process outsourcing, as well as the decline in both systems integration and network services in the quarter were reflective of these market conditions. Additionally, the core maintenance decline in the quarter is reflective of the long-term industry trend for reduction in maintenance, as the underlying equipment reliability has improved over time. The Services segment gross profit percent increased to 22.5% in the current quarter from 20.8% in the prior period. The Services segment's operating profit percent increased to 5.7% in the current quarter compared to 2.2% in the year-ago period. The company achieved these margin improvements by executing its strategy of selective pursuit of higher value-added business opportunities, growing its annuity-based outsourcing business and resizing its workforce to meet the market demand.

In the Technology segment, customer revenue declined 3% to $316 million in the third quarter of 2002 from $325 million in the prior-year period. Demand in the Technology segment remained weak industry-wide as customers deferred spending on new computer hardware and software. Sales of enterprise-class servers declined 7% to $206 million from $222 million in the year-ago quarter, primarily reflecting lower ClearPath server sales. Sales of specialized technology products increased 8% to $110 million in the third quarter of 2002 from $103 million in the third quarter of 2001, principally driven by the payment systems business.

The gross profit percent in the Technology segment was 46.4% in the current quarter compared to 42.1% in the prior period, and operating profit in this segment increased to 10.1% in the current quarter from 7.5% in 2001, primarily reflecting, within ClearPath revenue, a higher proportion of high-end, higher margin products, as well as increased demand for high-end payment systems products.

Interest expense for the three months ended September 30, 2002 was $17.6 million compared to $16.5 million for the three months ended September 30, 2001.

Other income (expense), net was income of $9.5 million in the current quarter compared to income of $3.9 million in the year-ago quarter. The principal reason for the increase was foreign exchange gains, principally in Latin America, of $9.6 million in the current period compared to $3.1 million of foreign exchange gains in the year-ago period.

Income before income taxes was $88.1 million in the third quarter of 2002 compared to $31.2 million last year. The provision for income taxes was $29.1 million in the current period compared to $10.3 million in the year-ago period. The effective tax rate in both periods was 33%.

Pension income for the three months ended September 30, 2002 was approximately $37 million compared to approximately $42 million for the three months ended September 30, 2001. At the beginning of each year, accounting rules require that the company establish an expected long-term rate of return on its pension plan assets. The principal reason for the decline in pension income was that, effective January 1, 2002, the company reduced its expected long-term rate of return on plan assets for its U.S. pension plan to 9.5% from 10.0%. This change will cause 2002 pension income in the U.S. to decline by approximately $24 million from the 2001 amount. The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales, selling, general and administrative expenses, and research and development expenses. The amount allocated to each line is based on where the salaries of the active employees are charged.

For the nine months ended September 30, 2002, net income was $133.9 million, or $.41 per share, compared to net income of $102.3 million, or $.32 per share, last year. The prior-year period included an extraordinary item for the early extinguishment of debt of $17.2 million, or $.05 per share. Excluding this item, income in the prior-year period was $119.5 million, or $.37 per share. Revenue for the nine months ended September 30, 2002 was $4.05 billion, down
9% from $4.46 billion for the nine months ended September 30, 2001. Other income (expense), net for the nine months ended September 30, 2002 was an expense of $18.9 million compared to income of $32.6 million for the nine months ended September 30, 2001. The decline was principally due to foreign exchange losses in the current period of $1.5 million compared to foreign exchange gains of $25.2 million in the prior year and equity losses of $12.8 million in the current period compared to equity gains of $13.0 million last year.

Financial Condition
-------------------

Cash and cash equivalents at September 30, 2002 were $166.2 million compared to $325.9 million at December 31, 2001.

For the nine months ended September 30, 2002, cash provided by operations was $70.0 million compared to cash used of $64.7 million for the nine months ended September 30, 2001. Cash expenditures in the nine months ended September 30, 2002 related to prior-year restructuring charges (which are included in operating activities) were approximately $87 million compared to $41 million in the prior-year period. These expenditures are expected to be approximately $31 million for the remainder of 2002 and $69 million in total for all subsequent years, principally for work-force reductions and idle lease costs. Personnel reductions in the first nine months of 2002 relating to these restructuring actions were 1,698 and are expected to be 323 for the remainder of the year. See Note e of the Notes to Consolidated Financial Statements.

Cash used for investing activities for the nine months ended September 30, 2002 was $285.5 million compared to $227.9 million during the nine months ended September 30, 2001. The increase was principally due to net purchases of investments (derivative financial instruments used to manage the company's exposure to market risks from changes in foreign currency exchange rates) of $23.9 million for the nine months ended September 30, 2002 compared to net proceeds from investments of $9.1 million in the prior-year period, as well as higher current period additions to properties, principally related to the outsourcing business.

Cash provided by financing activities during the nine months ended September 30, 2002 was $54.1 million compared to cash provided of $130.7 million in the prior year. The decrease was due to lower net proceeds from short-term borrowings for the nine months ended September 30, 2002 of $33.8 million, compared to net proceeds from short-term borrowings of $68.9 million in the prior-year period. In addition, during the nine months ended September 30, 2001, the company had net proceeds from issuance of long-term debt of $35.6 million compared to a net payment of $1.6 million in the current period.

At September 30, 2002, total debt was $863.4 million, an increase of $37.3 million from December 31, 2001. The debt to capital ratio was 28% at September 30, 2002 and December 31, 2001.

The company has a $450 million credit agreement that expires March 2004. As of September 30, 2002, there were no borrowings under this facility. Borrowings under the agreement bear interest based on the then current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility described below.

The company and certain international subsidiaries have access to certain uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. At September 30, 2002, receivables of $177 million were sold and therefore removed from the accompanying consolidated balance sheet. The facility is renewable annually at the purchasers' option and expires in December 2003.

At September 30, 2002, the company has met all of the covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At September 30, 2002, the company had deferred tax assets in excess of deferred tax liabilities of $1,384 million. For the reasons cited below, management determined that it is more likely than not that $1,037 million of such assets will be realized, therefore resulting in a valuation allowance of $347 million.

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

Accounting rules require that a company determine the fair value of its pension plan assets as well as the discount rate to be used to calculate the present value of plan liabilities as of the end of its fiscal year, or if used consistently from year to year, as of a date not more than three months prior to that date. The company has chosen December 31 as its measurement date. The discount rate is an estimate of the interest rate at which the pension benefits could be effectively settled. In estimating the discount rate, the company looks to rates of return on high quality, fixed income investments currently available and expected to be available during the period to maturity of the pension benefits. The company specifically uses a portfolio of fixed-income securities, which receive at least the second highest rating given by a recognized rating agency. The discount rate is used to calculate the present value of the pension obligation (the accumulated benefit obligation, or "ABO") at a point in time.

Each year, at its normal measurement date (December 31st for the company), accounting rules further require a company to recognize a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan is less than the ABO. This liability is called a "minimum pension liability" and is recorded as a charge in "accumulated other comprehensive income (loss)" in stockholders' equity. In addition, any prepaid pension assets related to pension plans with a minimum pension liability must be reclassified to stockholders' equity.

Due to declines in the market value of equity securities during the quarter ended September 30, 2002, the ABO (estimated as of December 31, 2002) of the company's U.S. defined benefit pension plan, as well as certain foreign defined benefit pension plans, exceeded the fair value of plan assets by approximately $600 million. Should the actual ABO at December 31, 2002 exceed the fair market value of plan assets at December 31, 2002, the company would be required to record an additional minimum pension liability to the extent of such difference. However, if the fair value of plan assets were to increase or long-term interest rates were to increase to the extent that the fair value of the assets for such defined benefit pension plans exceeded the ABO at December 31, 2002, no additional minimum pension liability would be required.

Assuming that the December 31, 2002 pension asset and liability amounts were the same as at September 30, 2002, the company would record a charge to stockholders' equity, of approximately $1.3 billion, representing the net of tax impact of recording the minimum pension liability for the U.S. and certain foreign pension plans and reclassifying the prepaid pension assets related to these plans. This accounting would have no effect on the company's net income, liquidity or cash flows. Financial covenants in the company's credit agreement specifically exclude the effects of the charge to stockholders' equity caused by recording a minimum pension liability.
If at the following year-end (December 31, 2003), the fair value of the pension plan assets exceeds the ABO, the charge to stockholders' equity would be reversed.

Stockholders' equity increased $98.9 million during the nine months ended September 30, 2002, principally reflecting net income of $133.9 million, $34.8 million for issuance of stock under stock option and other plans, and $3.1 million of tax benefits related to employee stock plans, partially offset by currency translation of $68.6 million.

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

The company's business is affected by changes in general economic and business conditions. It also could be affected by acts of war, terrorism or natural disasters. During 2002, the company is facing a very challenging economic environment. In this environment, many organizations are delaying planned purchases of information technology products and services. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected.

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

Future results will also depend in part on the company's ability to drive profitable growth in systems integration and consulting. The company's systems integration and consulting business has been adversely affected by the current economic slowdown. In this economic environment, customers have been delaying systems integration projects. The company's ability to grow profitably in this business will depend in part on an improvement in economic conditions and a pick-up in demand for systems integration projects. It will also depend on the success of the actions the company has taken to enhance the skills base and management team in this business and to refocus the business on integrating best-of-breed, standards-based solutions to solve client needs. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is not able to maintain the rates it charges or appropriate chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including: clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including: the company's ability to transition employees from completed projects to new engagements; and its ability to forecast demand for services and thereby maintain an appropriate head count.

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

Item 4.  Controls and Procedures

Within 90 days prior to the date of filing of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the company's disclosure controls and procedures. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Part II - OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended September 30, 2002, the company filed one Current Report on Form 8-K, dated August 13, 2002, to report under items 7 and 9 of that Form.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: October 31, 2002         By: /s/ Janet M. Brutschea Haugen
                                   -----------------------------
                                       Janet M. Brutschea Haugen
                                       Senior Vice President and
                                       Chief Financial Officer
                                   (Principal Financial Officer)


                                      By: /s/ Carol S. Sabochick
                                          ----------------------
                                          Carol S. Sabochick
                                          Vice President and
                                          Corporate Controller
                                      (Chief Accounting Officer)

                                  CERTIFICATION


I, Lawrence A. Weinbach, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Unisys Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002                   /s/ Lawrence A. Weinbach
                                          ------------------------
                                     Name:  Lawrence A. Weinbach
                                     Title: Chairman, President and
                                            Chief Executive Officer

                                 CERTIFICATION


I, Janet Brutschea Haugen, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Unisys Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 31, 2002                     /s/ Janet Brutschea Haugen
                                           --------------------------
                                        Name:  Janet Brutschea Haugen
                                       Title:  Senior Vice President and
                                               Chief Financial Officer

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

12       Statement of Computation of Ratio of Earnings to Fixed
         Charges