Form 10-K
period 2002-12-31
UNISYS CORP
filed 2003-02-19
CIK 746838

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       OR

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                   WHICH REGISTERED
-------------------------------                         ------------------------

Common Stock, par value $.01                            New York Stock Exchange
Preferred Share Purchase Rights                         New York Stock Exchange

================================================================================

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES [X] NO [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter: approximately $2.9 billion.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 28, 2002. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are "affiliates" within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2002: 326,202,273.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 2002 Annual Report to Stockholders -- Part I,
Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for the 2003 Annual Meeting of Stockholders -- Part III.

                                     PART I

ITEM 1.  BUSINESS

     Unisys Corporation ("Unisys" or the "Company") is a worldwide information technology services and solutions company that combines expertise in systems integration, outsourcing, infrastructure, server technology and consulting to help clients achieve competitive advantage.

     Unisys has two business segments -- Services and Technology. Financial information concerning the two segments is set forth in Note 15, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 2002 Annual Report to Stockholders, and such information is incorporated herein by reference.

     The principal executive offices of Unisys are located at Unisys Way, Blue Bell, Pennsylvania 19424.

PRINCIPAL PRODUCTS AND SERVICES

     Unisys provides services and technology to commercial businesses and governments throughout most of the world.

     In the Services segment, Unisys provides end-to-end services and solutions designed to help clients improve their competitiveness and efficiency in the global marketplace. The Unisys portfolio of solutions and services includes systems integration and consulting; outsourcing, including the management of a customer's internal information systems and management of specific business processes, such as payment processing, mortgage administration and cargo management; infrastructure services involving the design, management and support of customers' IT infrastructure, including desktops, servers, mobile and wireless systems, and networks; core maintenance; and enterprise-wide security solutions to protect systems, networks, applications and data.

     In the Technology segment, Unisys develops servers and related products that operate in transaction-intensive, mission-critical environments. Major offerings include enterprise-class servers based on Cellular MultiProcessing architecture, such as the ClearPath Plus family of servers, which integrates proprietary and "open" platforms, and the ES7000 family of servers, which provide enterprise-class attributes on Intel-based servers; operating system software and middleware to power high-end servers; and specialized technologies such as payment systems, chip testing and peripheral support products.

     The primary vertical markets Unisys serves worldwide include financial services, communications, transportation, commercial, and public sector, including the U.S. federal government.

     Products and services are marketed primarily through a direct sales force. In certain foreign countries, Unisys markets primarily through distributors.

MATERIALS

     Unisys purchases components and supplies from a number of suppliers around the world. For certain technology products, the Company relies on a single or limited number of suppliers, although the Company makes every effort to assure that alternative sources are available if the need arises. The failure of the Company's suppliers to deliver components and supplies in sufficient quantities and in a timely manner could adversely affect the Company's business.

PATENTS, TRADEMARKS AND LICENSES

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

SEASONALITY

     The revenues of the Company's Technology segment are affected by such factors as the introduction of new products, the length of sales cycles and the seasonality of technology purchases. These factors historically have generally resulted in higher fourth quarter technology revenue than in other quarters.

CUSTOMERS

     No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products and services to various agencies of the U.S. government represented 10% of total consolidated revenue in 2002.

BACKLOG

     In the Services segment, firm order backlog at December 31, 2002 was $6.0 billion, compared to $5.7 billion at December 31, 2001. Approximately $2.1 billion (35%) of 2002 backlog is expected to be filled in 2003. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

     At the end of 2002, the Company also had $3.0 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts at the end of 2001 was $2.8 billion.

     Because of the relatively short cycle between order and shipment in its Technology segment, the Company believes that backlog information for this segment is not material to the understanding of its business.

COMPETITION

     Unisys business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are computer hardware manufacturers, software providers, systems integrators, consulting and other professional services firms, outsourcing providers and infrastructure services providers. Unisys competes primarily on the basis of service, product performance, technological innovation, and price. Unisys believes that its continued investment in engineering and research and development, coupled with its marketing capabilities, will have a favorable impact on its competitive position.

RESEARCH AND DEVELOPMENT

     Unisys-sponsored research and development costs were $273.3 million in 2002, $331.5 million in 2001, and $333.6 million in 2000.

ENVIRONMENTAL MATTERS

     Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2003 and 2004.

EMPLOYEES

     As of December 31, 2002, Unisys had approximately 36,400 employees.

     Unisys uses the title "partner" for certain members of its services business management. In using the term "partner" or "partners," Unisys does not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

INTERNATIONAL AND DOMESTIC OPERATIONS

     Financial information by geographic area is set forth in Note 15, "Segment information", of the Notes to Consolidated Financial Statements appearing in the Unisys 2002 Annual Report to Stockholders, and such information is incorporated herein by reference.

AVAILABLE INFORMATION

     Unisys makes available, free of charge through its Internet web site at http://www.unisys.com/about_unisys/investors, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 2.  PROPERTIES

     As of December 31, 2002, Unisys had 24 major facilities in the United States with an aggregate floor space of approximately 5.1 million square feet, located primarily in California, Georgia, Illinois, Michigan, Minnesota, Pennsylvania, Utah and Virginia. Three of these facilities, with aggregate floor space of approximately 1.5 million square feet, were owned by Unisys and 21, with approximately 3.6 million square feet of floor space, were leased to Unisys. Approximately 4.6 million square feet of the U.S. facilities were in current operation, approximately .3 million square feet were subleased to others, and approximately .2 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

     As of December 31, 2002, Unisys had 24 major facilities outside the United States with an aggregate floor space of approximately 2.4 million square feet, located primarily in Australia, Brazil, France, Germany, Netherlands, South Africa, Switzerland and the United Kingdom. Five of these facilities, with approximately .7 million square feet of floor space, were owned by Unisys and 19, with approximately 1.7 million square feet of floor space, were leased to Unisys. Approximately 1.9 million square feet were in current operation, approximately .3 million square feet were subleased to others, and approximately ..2 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 3.  LEGAL PROCEEDINGS

     As of the date of filing of this report, Unisys has no material legal proceedings required to be disclosed under this Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2002.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the executive officers of Unisys is set forth below.

       NAME                  AGE          POSITION WITH UNISYS
--------------------         ---          -----------------------------

Lawrence A. Weinbach          63          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

George R. Gazerwitz           62          Executive Vice President;
                                          President, Systems and
                                          Technology

Joseph W. McGrath             50          Executive Vice President;
                                          President, Global Industries

David O. Aker                 56          Senior Vice President,
                                          Worldwide Human Resources

Richard D. Badler             52          Senior Vice President,
                                          Corporate Communications

Robert D. Evans               55          Senior Vice President;
                                          President, Global Outsourcing

Janet Brutschea Haugen        44          Senior Vice President and
                                          Chief Financial Officer

Nancy Straus Sundheim         51          Senior Vice President,
                                          General Counsel and Secretary

Janet B. Wallace              51          Senior Vice President;
                                          President, Global
                                          Infrastructure Services

Leigh Alexander               45          Vice President and Chief
                                          Marketing Officer

Scott A. Battersby            44          Vice President and Treasurer

Leo C. Daiuto                 57          Vice President, Product
                                          Development and Technology

Jack F. McHale                53          Vice President,
                                          Investor Relations

Carol S. Sabochick            42          Vice President and Corporate
                                          Controller

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

     Mr. Badler, Senior Vice President, Corporate Communications since February 2002. From 1998 to 2002, he served as Vice President, Corporate Communications. Prior to joining Unisys, he was Vice President, Corporate Communications for General Instrument Corporation (1996-1998). Mr. Badler has been an officer since 1998.

     Mr. Evans, Senior Vice President and President, Global Outsourcing since February 2002. From 2000 to 2002, he served as Vice President and President, Global Outsourcing. Prior to that time, he served as vice president and general manager for outsourcing in North America (1996-1999). Mr. Evans has been an officer since 2000.

     Ms. Haugen, Senior Vice President and Chief Financial Officer since 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-1999). Ms. Haugen has been an officer since 1996.

     Ms. Sundheim, Senior Vice President, General Counsel and Secretary since 2001. From 1999 to 2001, she was Vice President, Deputy General Counsel and Secretary. She had been Deputy General Counsel since 1990. Ms. Sundheim has been an officer since 1999.

     Ms. Wallace, Senior Vice President and President, Global Infrastructure Services since 2000. Ms. Wallace joined Unisys in 1999 as Vice President and President, Global Network Services. Prior to that, she was Vice President of Services Marketing and Sales, Compaq Computer Corporation (1998-1999); and Vice President of Marketing and Services, Digital Equipment Corporation (1993-1998). Ms. Wallace has been an officer since 2000.

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

     Ms. Sabochick, Vice President and Corporate Controller since February 2002. Prior to joining Unisys, she was with Safeguard Global Services serving as Chief Financial Officer (2001), and with AstraMerck Pharmaceuticals (1995-2000) serving as Controller. Prior to AstraMerck, she was with PriceWaterhouseCoopers for 11 years. Ms. Sabochick has been an officer since February 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Unisys Common Stock (trading symbol "UIS") is listed for trading on the New York Stock Exchange, on exchanges in Amsterdam, Brussels, and London and on the SWX Swiss Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading "Quarterly financial information", in the Unisys 2002 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2002, there were 326.2 million shares outstanding and approximately 27,300 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990 and does not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     A summary of selected financial data for Unisys is set forth under the heading "Five-year summary of selected financial data" in the Unisys 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information concerning market risk is set forth under the heading "Market risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Unisys 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2002 and 2001 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2002, appearing in the Unisys 2002 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, appearing in the Unisys 2002 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading "Quarterly financial information" in the Unisys 2002 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings "Nominees for Election to the Board of Directors", "Members of the Board of Directors Continuing in Office -- Term Expiring in 2004" and "Members of the Board of Directors Continuing in Office -- Term Expiring in 2005" in the Unisys Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

     (b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I, Item 10, of this report.

     (c) Audit Committee Financial Experts. Information concerning audit committee financial experts is set forth under the heading "Committees" in the Unisys Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

     (d) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Unisys Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is set forth under the headings "EXECUTIVE COMPENSATION", "REPORT OF THE CORPORATE GOVERNANCE AND COMPENSATION COMMITTEE" and "STOCK PERFORMANCE GRAPH" in the Unisys Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning securities authorized for issuance under equity compensation plans is set forth under the heading "EQUITY COMPENSATION PLAN INFORMATION" in the Unisys Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

     Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Unisys Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is set forth under the heading "EXECUTIVE COMPENSATION - Transactions with Management" in the Unisys Proxy Statement for the 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2002 Annual Report to Stockholders which are incorporated herein by reference:

                                                                   ANNUAL REPORT
                                                                      PAGE NO.
                                                                   -------------
         Consolidated Balance Sheets at December 31,
         2002 and December 31, 2001                                           33

         Consolidated Statements of Income for each of the
         three years in the period ended December 31, 2002                    32

         Consolidated Statements of Cash Flows for each of the
         three years in the period ended December 31, 2002                    34

         Consolidated Statements of Stockholders' Equity for
         each of the three years in the period ended
         December 31, 2002                                                    35

         Notes to Consolidated Financial Statements                        36-52

         Report of Independent Auditors                                       53

2.  Financial Statement Schedules filed as part of this report pursuant to
Item 8 of this report:

         SCHEDULE                                                      FORM 10-K
          NUMBER                                                        PAGE NO.
         --------                                                      ---------

         II     Valuation and Qualifying Accounts                             19

              The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2002 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 20 through 22. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.19.

(b) Reports on Form 8-K.

     During the quarter ended December 31, 2002, Unisys filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNISYS CORPORATION

                                    /s/ Lawrence A. Weinbach
                                By: ----------------------------
                                        Lawrence A. Weinbach
                                        Chairman of the Board,
                                        President and Chief
Date: February 18, 2003                 Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 18, 2003.


/s/ Lawrence A. Weinbach            *James J. Duderstadt
-------------------------            --------------------
 Lawrence A. Weinbach                James J. Duderstadt
 Chairman of the Board,              Director
 President and Chief Executive
 Officer (principal                 *Henry C. Duques
 executive officer) and              ---------------------
 Director                            Henry C. Duques
                                     Director

/s/ Janet Brutschea Haugen          *Denise K. Fletcher
---------------------------          -------------------
 Janet Brutschea Haugen              Denise K. Fletcher
 Senior Vice President               Director
 and Chief Financial Officer
 (principal financial               *Gail D. Fosler
 officer)                            ---------------------
                                     Gail D. Fosler
/s/ Carol S. Sabochick               Director
---------------------------
Carol S. Sabochick                  *Melvin R. Goodes
Vice President and                   ---------------------
Corporate Controller                 Melvin R. Goodes
(principal accounting officer)       Director

*J. P. Bolduc                       *Edwin A. Huston
-----------------------              ---------------------
 J. P. Bolduc                        Edwin A. Huston
 Director                            Director

*Kenneth A. Macke                   *Theodore E. Martin
---------------------                ---------------------
 Kenneth A. Macke                    Theodore E. Martin
 Director                            Director


                                    *By:/s/ Lawrence A. Weinbach
                                        ---------------------------
                                            Lawrence A. Weinbach
                                            Attorney-in-Fact

                                  CERTIFICATION


I, Lawrence A. Weinbach, certify that:

1.  I have reviewed this annual report on Form 10-K of Unisys Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 18, 2003                 /s/ Lawrence A. Weinbach
                                          ---------------------------
                                     Name:  Lawrence A. Weinbach
                                     Title: Chairman, President and Chief
                                            Executive Officer

                                  CERTIFICATION

I, Janet Brutschea Haugen, certify that:

1.  I have reviewed this annual report on Form 10-K of Unisys Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 18, 2003                  /s/ Janet Brutschea Haugen
                                         --------------------------
                                      Name:  Janet Brutschea Haugen
                                     Title:  Senior Vice President and Chief
                                             Financial Officer

                               UNISYS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   (Millions)


                                     Additions
                        Balance at   Charged                         Balance
                        Beginning    to Costs                        at End
Description             of Period    and Expenses   Deductions (1)   of Period
------------------------------------------------------------------------------

Allowance for
 Doubtful Accounts
 (deducted from
 accounts and notes
 receivable):

Year Ended
 December 31, 2000      $     51.8   $        8.2   $        (11.7)  $    48.3

Year Ended
 December 31, 2001      $     48.3   $       23.6   $        (21.3)  $    50.6

Year Ended
 December 31, 2002      $     50.6   $       23.9   $        (12.7)  $    61.8

(1) Write-off of bad debts less recoveries.

                                  EXHIBIT INDEX
Exhibit
Number                     Description
-------                    -----------

 3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

 3.3        By-Laws of Unisys Corporation (incorporated by reference to Exhibit
            3.3 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

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

10.10 Employment Agreement, dated April 25, 2002 between the registrant and Lawrence A. Weinbach (incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

10.11 Amendment dated July 25, 2002, to Employment Agreement between the registrant and Lawrence A. Weinbach (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.12 Letter Agreement, dated June 3, 2002, between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.13 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended through May 22, 1997 (incorporated by reference to Exhibit
            10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.14 Amendment 2001-1 to the Unisys Corporation Supplemental Executive Retirement Income Plan (incorporated by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

10.15 Summary of supplemental executive benefits provided to officers of Unisys Corporation (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

10.16 Unisys Corporation Elected Officer Pension Plan, as amended through July 19, 2001 (incorporated by reference to Exhibit 10.15 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001)

10.17       Unisys Corporation 2002 Stock Option Plan

10.18 Unisys Corporation Employee Stock Purchase Plan, as amended and restated July 1, 2001

10.19 Unisys Corporation Savings Plan, amended and restated effective January 1, 2002

12          Computation of Ratio of Earnings to Fixed Charges

13 Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2002

21          Subsidiaries of the Registrant

23          Consent of Independent Auditors

24          Power of Attorney