Form 10-Q
period 2003-03-31
UNISYS CORP
filed 2003-05-02
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES [X]    NO [ ]

     Number of shares of Common Stock outstanding as of March 31, 2003:
327,776,062.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)

                                          March 31,
                                            2003       December 31,
                                         (Unaudited)       2002
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  433.1       $  301.8
Accounts and notes receivable, net           862.7          955.6
Inventories:
   Parts and finished equipment              156.9          165.3
   Work in process and materials             133.3          127.5
Deferred income taxes                        312.3          311.3
Other current assets                          97.4           84.5
                                          --------       --------
Total                                      1,995.7        1,946.0
                                          --------       --------

Properties                                 1,576.0        1,542.7
Less-Accumulated depreciation and
  amortization                               958.2          932.9
                                          --------       --------
Properties, net                              617.8          609.8
                                          --------       --------
Investments at equity                        111.8          111.8
Marketable software, net                     322.1          311.8
Deferred income taxes                      1,476.0        1,476.0
Goodwill                                     161.7          160.6
Other long-term assets                       367.8          365.4
                                          --------       --------
Total                                     $5,052.9       $4,981.4
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   78.6       $   77.3
Current maturities of long-term debt           2.5            4.4
Accounts payable                             434.9          532.5
Other accrued liabilities                  1,152.9        1,341.4
Income taxes payable                         235.0          228.9
                                          --------       --------
Total                                      1,903.9        2,184.5
                                          --------       --------
Long-term debt                             1,046.3          748.0
Accrued pension liabilities                  715.1          727.7
Other long-term liabilities                  486.0          465.2

Stockholders' equity
Common stock, shares issued: 2003, 329.7;
   2002, 328.1                                 3.3            3.3
Accumulated deficit                       (  635.0)      (  673.5)
Other capital                              3,775.9        3,763.1
Accumulated other comprehensive loss      (2,242.6)      (2,236.9)
                                          --------       --------
Stockholders' equity                         901.6          856.0
                                          --------       --------
Total                                     $5,052.9       $4,981.4
                                          ========       ========

See notes to consolidated financial statements.


                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)

                                         Three Months Ended March 31
                                         ---------------------------
                                             2003           2002
                                           --------       --------
Revenue
  Services                                 $1,107.0       $1,049.2
  Technology                                  291.9          313.3
                                           --------       --------
                                            1,398.9        1,362.5
Costs and expenses
   Cost of revenue:
     Services                                 882.5          802.4
     Technology                               129.3          170.8
                                           --------       --------
                                            1,011.8          973.2

Selling, general and administrative           243.7          245.4
Research and development                       66.8           65.1
                                           --------       --------
                                            1,322.3        1,283.7
                                           --------       --------
Operating income                               76.6           78.8

Interest expense                               15.7           17.5
Other income (expense), net                    (3.4)         (12.4)
                                           --------       --------
Income before income taxes                     57.5           48.9
Provision for income taxes                     19.0           16.2
                                           --------       --------
Net income                                 $   38.5       $   32.7
                                           ========       ========
Earnings per share
   Basic                                   $    .12       $    .10
                                           ========       ========
   Diluted                                 $    .12       $    .10
                                           ========       ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)
                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2003      2002
                                                    --------   --------
Cash flows from operating activities
Net income                                         $   38.5   $   32.7
Add(deduct) items to reconcile net income
   to net cash (used for) provided by operating
   activities:
Depreciation and amortization of properties            42.2       36.0
Amortization:
   Marketable software                                 29.7       29.7
   Deferred outsourcing contract cost                   7.8        3.9
(Increase) in deferred income taxes, net             (  1.0)    (  1.5)
Decrease in receivables, net                           91.9      147.6
Decrease in inventories                                 2.6       32.2
(Decrease) in accounts payable and
  other accrued liabilities                          (267.8)    (199.1)
Increase (decrease) in income taxes payable             6.1     (  5.8)
Increase(decrease) in other liabilities                 4.5     ( 19.4)
(Increase) in other assets                           ( 20.3)    ( 77.0)
Other                                                    .9       30.3
                                                    -------     ------
Net cash (used for) provided by operating
 activities                                          ( 64.9)       9.6
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,279.1      701.7
   Purchases of investments                        (1,292.7)    (699.1)
   Investment in marketable software               (   40.0)    ( 36.3)
   Capital additions of properties                 (   49.4)    ( 39.4)
   Purchases of businesses                         (     .8)        -
                                                    -------     ------
Net cash used for investing activities             (  103.8)    ( 73.1)
                                                    -------     ------
Cash flows from financing activities
   Proceeds from issuance of long-term debt           293.3         -
   Net proceeds from short-term borrowings              1.3       15.9
   Proceeds from employee stock plans                   6.3        7.4
   Payments of long-term debt                       (   2.4)    (   .5)
                                                    -------     ------
Net cash provided by financing activities             298.5       22.8
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            1.5     (  1.9)
                                                    -------     ------

Increase (decrease) in cash and
   cash equivalents                                   131.3     ( 42.6)
Cash and cash equivalents, beginning of period        301.8      325.9
                                                    -------    -------
Cash and cash equivalents, end of period            $ 433.1    $ 283.3
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

a. The following table shows how earnings per share were computed for the three months ended March 31, 2003 and 2002 (dollars in millions, shares
   in thousands):
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2003            2002
                                                   -----------     ----------
    Basic Earnings Per Share

    Net income                                     $    38.5       $    32.7
                                                   =========       =========
    Weighted average shares                          327,208         321,469
                                                   =========       =========
    Basic earnings per share                       $     .12       $     .10
                                                   =========       =========
    Diluted Earnings Per Share

    Net income                                     $    38.5       $    32.7
                                                   =========       =========
    Weighted average shares                          327,208         321,469
    Plus incremental shares from assumed
      conversions of employee stock plans              1,616           1,838
                                                   ---------       ---------
    Adjusted weighted average shares                 328,824         323,307
                                                   =========       =========
    Diluted earnings per share                     $     .12       $     .10
                                                   =========       =========

    During the three months ended March 31, 2003, 35.2 million shares related to employee stock plans were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

b. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration, outsourcing, infrastructure services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services. Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2003 and 2002 was $3.1 million and $5.6 million, respectively. The profit on these transactions is eliminated in Corporate. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

   A summary of the company's operations by business segment for the three-month periods ended March 31, 2003 and 2002 is presented below
   (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended
     March 31, 2003
   ------------------
   Customer revenue         $1,398.9               $1,107.0      $291.9
   Intersegment                        $( 70.0)         5.6        64.4
                            --------   --------    --------      ------
   Total revenue            $1,398.9   $( 70.0)    $1,112.6      $356.3
                            ========   ========    ========      ======
   Operating income         $   76.6   $   2.6     $   34.4      $ 39.6
                            ========   =======     ========      ======

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
                            ========   =======     ========      ======

   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                 2003          2002
                                                 ----          ----
   Total segment operating income               $ 74.0        $ 81.9
   Interest expense                              (15.7)        (17.5)
   Other income (expense), net                   ( 3.4)        (12.4)
   Corporate and eliminations                      2.6         ( 3.1)
                                                ------        ------
   Total income before income taxes             $ 57.5        $ 48.9
                                                ======        ======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                 2003          2002
                                                 ----          ----
   Services
     Systems integration                        $  356.4      $  363.9
     Outsourcing                                   409.3         342.3
     Infrastructure services                       200.8         204.5
     Core maintenance                              140.5         138.5
                                                --------      --------
                                                 1,107.0       1,049.2
   Technology
     Enterprise-class servers                      217.8         228.7
     Specialized technologies                       74.1          84.6
                                                --------      --------
                                                   291.9         313.3
                                                --------      --------
   Total                                        $1,398.9      $1,362.5
                                                ========      ========

c. Comprehensive income for the three months ended March 31, 2003 and 2002 includes the following components (in millions of dollars):

                                                         2003       2002
                                                         ----       ----
    Net income                                          $ 38.5     $ 32.7

    Other comprehensive income (loss)
      Cash flow hedges
          Income (loss), net of tax of $- and $1.1        ( .1)       2.0
          Reclassification adjustments, net of tax
          of $1.0 and $(1.8)                               2.1       (3.5)
      Foreign currency translation adjustments,
       net of tax of $- and $-                            (7.7)       8.1
                                                        ------     ------
    Total other comprehensive income                      (5.7)       6.6
                                                        ------     ------
    Comprehensive income                                $ 32.8     $ 39.3
                                                        ======     ======

    Accumulated other comprehensive income (loss) as of December 31, 2002 and March 31, 2003 is as follows (in millions of dollars):
                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2001   $ (706.8)  $(711.2)   $  4.4  $      -
    Change during period           (1,530.1)   ( 33.8)    ( 5.9)  (1,490.4)
                                   --------   -------    ------  ---------
    Balance at December 31, 2002   (2,236.9)   (745.0)    ( 1.5)  (1,490.4)
    Change during period           (    5.7)   (  7.7)      2.0         -
                                   --------   -------    ------  ---------
    Balance at March 31, 2003     $(2,242.6)  $(752.7)   $   .5  $(1,490.4)
                                   ========   =======    ======  =========

d. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the three months ended March 31, 2003 and 2002 was $1.3 million and $2.0 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

e. For equipment manufactured by the company, the company warrants that it will substantially conform to relevant published specifications for twelve months after shipment to the customer. The company will repair or replace, at its option and expense, items of equipment that do not meet this warranty. For company software, the company warrants that it will conform substantially to then-current published functional specifications for ninety days from customer's receipt. The company will provide a workaround or correction for material errors in its software that prevents its use in a production environment.

    The company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect the company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The company quarterly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Presented below is a reconciliation of the aggregate product warranty liability (in millions of dollars):
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2003        2002
                                                       ----        ----
    Balance at December 31                            $19.2       $16.1

    Accruals for warranties issued
      during the period                                 4.9         2.9

    Settlements made during the period                 (4.7)       (3.5)

    Changes in liability for pre-existing warranties
      during the period, including expirations         ( .1)         .8
                                                      -----       -----
    Balance at March 31                               $19.3       $16.3
                                                      =====       =====

f. The company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employees Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the company had accounted for its stock plans under the fair value method of SFAS No.
    123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars):

                                          Three Months Ended March 31,
                                          ----------------------------
                                                   2003         2002
                                                  ------       ------
    Net income as reported                        $ 38.5       $ 32.7
    Deduct total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of tax                           (14.5)       (12.7)
                                                  ------       ------
    Pro forma net income                          $ 24.0       $ 20.0
                                                  ======       ======
    Earnings per share
      Basic - as reported                         $  .12       $  .10
      Basic - pro forma                           $  .07       $  .06
      Diluted - as reported                       $  .12       $  .10
      Diluted - pro forma                         $  .07       $  .06

g. Following is a breakdown of the individual components of the 2001 fourth-quarter charge (in millions of dollars):

                                           Work-Force
                                           Reductions(1)
                                           ----------      Idle
                                                           Lease
                      Headcount   Total   U.S.   Int'l     Costs
     ---------------------------------------------------------------
     Balance at
      Dec. 31, 2002      631      $ 67.6  $  7.4  $ 43.7   $ 16.5

     Additional
      Provisions           4         2.1      -       .8      1.3
     Utilized           (435)      (28.4)  ( 3.6)  (22.4)   ( 2.4)
     Reversal of
      excess reserves   ( 82)      ( 2.4)  ( 1.7)  (  .7)      -
     Other(2)                        1.3      .1     2.6    ( 1.4)
                      ------      ------  ------  ------   ------
     Balance at
      March 31, 2003     118      $ 40.2  $  2.2  $ 24.0   $ 14.0
                      ======      ======  ======  ======   ======
     Expected future
       utilization:
     2003 remaining
       nine months       118      $ 31.1  $  2.2  $ 22.3   $  6.6
     2004 and thereafter             9.1      -      1.7      7.4

     (1) Includes severance, notice pay, medical and other benefits.
     (2) Changes in estimates and translation adjustments.

Cash expenditures related to the 2001 and prior-year restructuring charges were approximately $31 million in the three months ended March 31, 2003 compared to $35 million for the prior-year period, and are expected to be approximately $35 million (which includes approximately $4 million related to restructuring charges taken prior to 2001) for the remainder of 2003 and $14 million (which includes approximately $5 million related to restructuring charges taken prior to 2001) in total for all subsequent years, principally for work-force reductions and idle lease costs.

h. Effective January 1, 2003, the company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to other income (expense), net. The adoption of SFAS No. 145 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

    Effective January 1, 2003, the company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

    Effective January 1, 2003, the company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

    In November 2002, the Financial Accounting Standards Board("FASB") issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The company has one such variable interest entity under a facility lease that expires in March 2005. The owner of the property is a special-purpose entity in which unrelated third parties made and have maintained an equity capital investment. The company has no debt or equity interest in this entity. At March 31, 2003, the company did not consolidate this entity. Effective July 1, 2003, in accordance with FIN No. 46, the company will be required to consolidate this entity. Assets and debt are expected to increase by approximately $30 million; however, the change in the company's results of operations is expected to be immaterial.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

For the three months ended March 31, 2003, the company reported net income of $38.5 million, or $.12 per share, compared to $32.7 million, or $.10 per share, for the three months ended March 31, 2002.

Total revenue for the quarter ended March 31, 2003 was $1.40 billion, up 3% from revenue of $1.36 billion for the quarter ended March 31, 2002. Foreign currency translations had a 4% positive impact on revenue in the quarter when compared to the year-ago period. In the current quarter, Services revenue increased 6% and Technology revenue declined 7%.

U.S. revenue increased 17% in the first quarter compared to the year-ago period driven principally by strength in the U.S. Federal government business, and revenue in international markets decreased 7% driven by declines in Latin America and Europe.

Total gross profit margin was 27.7% in the first quarter of 2003 compared to 28.6% in the year-ago period, principally reflecting a decline in pension income.

For the three months ended March 31, 2003, selling, general and administrative expenses were $243.7 million (17.4% of revenue) compared to $245.4 million (18.0% of revenue) for the three months ended March 31, 2002.

Research and development ("R&D") expense was $66.8 million compared to $65.1 million a year ago. The company continues to invest in high-end Cellular MultiProcessing server technology and in key programs within its industry practices.

For the first quarter of 2003, the company reported an operating income percent of 5.5% compared to 5.8% for the first quarter of 2002, principally reflecting lower pension income.

Pension income for the three months ended March 31, 2003 was approximately $6 million compared to approximately $38 million for the three months ended March 31, 2002. At the beginning of each year, accounting rules require that the company establish an expected long-term rate of return on its pension plan assets. One of the reasons for the decline in pension income was that, effective January 1, 2003, the company reduced its expected long-term rate of return on plan assets for its U.S. pension plan to 8.75% from 9.50%. In addition, the discount rate used for the U.S. pension plan declined to 6.75% at December 31, 2002, from 7.50% at December 31, 2001. The remaining reasons for the decline in pension income were lower expected returns on U.S. plan assets due to asset declines, the company's recent change to a cash balance plan in the U.S., and for international plans, declines in discount rates, lower expected long-term rates of return on plan assets, and currency translation.
The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each income statement line is based on where the salaries of the active employees are charged.

Interest expense for the three months ended March 31, 2003 was $15.7 million compared to $17.5 million for the three months ended March 31, 2002 principally due to lower average interest rates.

Other income (expense), net was an expense of $3.4 million in the current quarter compared to an expense of $12.4 million in the year-ago quarter. The decrease in expense was principally due to foreign exchange losses of $4.4 million in the current quarter compared to losses of $9.7 million in the prior-year period (principally relating to Latin America).

Income before income taxes was $57.5 million in the first quarter of 2003 compared to $48.9 million last year. The provision for income taxes was $19.0 million in the current period compared to $16.2 million in the year-ago period. The effective tax rate in both periods was 33%.

Segment results
---------------

The company has two business segments: Services and Technology. Revenue classifications are as follows: Services - systems integration, outsourcing, infrastructure services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profit on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services. Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2003 and 2002, was $3.1 million and $5.6 million, respectively. The profit on these transactions is eliminated in Corporate. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2003
------------------
Customer revenue          $1,398.9                  $1,107.0    $291.9
Intersegment                           $( 70.0)          5.6      64.4
                          --------     -------      --------    ------
Total revenue             $1,398.9     $( 70.0)     $1,112.6    $356.3
                          ========     =======      ========    ======

Gross profit percent          27.7%                     18.7%     50.0%
                          ========                  ========    ======
Operating income
     percent                   5.5%                      3.1%     11.1%
                          ========                  ========    ======

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

In the Services segment, customer revenue was $1.1 billion for the three months ended March 31, 2003, up 6% compared to $1.0 billion for the three months ended March 31, 2002. The increase in Services revenue was due to a 20% increase in outsourcing ($409 million in 2003 compared to $342 million in 2002) and a 1% increase in core maintenance revenue ($141 million in 2003 compared to $139 million in 2002), offset in part by a 2% decrease in systems integration ($356 million in 2003 compared to $364 million in 2002) and a 2% decrease in infrastructure services ($201 million in 2003 compared to $205 million in 2002). Within the Services segment, the change in revenue in the first quarter of 2003 compared to the first quarter of 2002 reflects current market conditions.
Market demand in the Services segment varies by revenue classification. Demand for services that drive short-term cost and process efficiencies (outsourcing) remains strong, while market demand for project-based work (systems integration and infrastructure services) remains weak. The growth in outsourcing revenue, which was driven by growth in business process outsourcing, and the decline in both systems integration and infrastructure services were reflective of these market conditions. Services gross profit was 18.7% for the three months ended March 31, 2003 compared to 21.7% in the year-ago period, and Services operating income percent was 3.1% for the three months ended March 31, 2003 compared to 4.9% last year. The reason for these declines was principally lower pension income in the current quarter compared to the year-ago period as well as a lower content of higher- margin systems integration revenue.

In the Technology segment, customer revenue was $292 million for the three months ended March 31, 2003 compared to $313 million for the three months ended March 31, 2002. Demand in the Technology segment remained weak industry-wide as customers continue to defer spending on new computer hardware and software. The 7% decline in revenue was due to a 12% decrease in sales of specialized technology products ($74 million in 2003 compared to $85 million in 2002) and a 5% decline in sales of enterprise-class servers ($218 million in 2003 compared to $228 million in 2002). Technology gross profit percent was 50.0% for the three months ended March 31, 2003 compared to 42.5% in the year-ago period, and Technology operating income percent was 11.1% for the three months ended March 31, 2003 compared to 7.7% last year. The margin improvements primarily reflected a higher proportion of high-end, higher-margin products within the ClearPath product line and continued tight cost controls, offset in part by lower pension income.

New Accounting Pronouncements
-----------------------------
Effective January 1, 2003, the company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to other income (expense), net. The adoption of SFAS No. 145 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

In November 2002, the FASB issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The company has one such variable interest entity under a facility lease that expires in March 2005. The owner of the property is a special-purpose entity in which unrelated third parties made and have maintained an equity capital investment. The company has no debt or equity interest in this entity. At March 31, 2003, the company did not consolidate this entity. Effective July 1, 2003, in accordance with FIN No. 46, the company will be required to consolidate this entity. Assets and debt are expected to increase by approximately $33 million; however, the change in the company's results of operations is expected to be immaterial.

Financial Condition
-------------------

Cash and cash equivalents at March 31, 2003 were $433.1 million compared to $301.8 million at December 31, 2002.

During the three months ended March 31, 2003, cash used for operations was $64.9 million compared to cash provided by operations of $9.6 million for the three months ended March 31, 2002. The change in operating cash flow principally reflected lower levels of customer prepayments in the current period compared to the prior-year period and the payment in the first quarter of 2003 of 2002 incentive compensation compared to no payments of incentive compensation in the prior-year period. Cash expenditures in the current quarter related to prior-year restructuring charges (which are included in operating activities) were approximately $31 million compared to $35 million for the prior-year quarter, and are expected to be approximately $35 million for the remainder of 2003 and $14 million in total for all subsequent years, principally for work-force reductions and idle lease costs. Personnel reductions in the current quarter related to these restructuring actions were approximately 400 and are expected to be approximately 100 for the remainder of the year.

Cash used for investing activities for the three months ended March 31, 2003 was $103.8 million compared to $73.1 million during the three months ended March 31, 2002. During 2003, both proceeds from investments and purchases of investments, which represent derivative financial instruments used to manage the company's exposure to market risks from changes in foreign currency exchange rates, increased from the prior year as a result of an increase in the company's exposures, principally related to intercompany accounts. The increase in cash used was principally due to net purchases of investments of $13.6 million in the current quarter compared to net proceeds of $2.6 million in the prior-year period.

In addition, the current period investment in marketable software was $40.0 million compared to $36.3 million in the prior-year, and capital additions to properties was $49.4 million for the three months ended March 31, 2003 compared to $39.4 million in the prior-year period.

Cash provided by financing activities during the current quarter was $298.5 million compared to $22.8 million in the prior year. The current period includes net proceeds from issuance of long-term debt of $293.3 million, as described below.

In March 2003, the company issued $300 million of 6 7/8% senior notes due 2010. At March 31, 2003, total debt was $1.13 billion, an increase of $297.7 million from December 31, 2002.

The company has a $450 million credit agreement that expires in March 2004.
As of March 31, 2003, there were no borrowings under this facility.
Borrowings under the agreement bear interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility described below.

In addition, the company and certain international subsidiaries have access to certain uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. The facility expires in December 2003.

At March 31, 2003, the company has met all covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

The company has on file with the Securities and Exchange Commission a registration statement covering $1.2 billion of debt or equity securities, which enables the company to be prepared for future market opportunities.

At March 31, 2003, the company had deferred tax assets in excess of deferred tax liabilities of $2,187 million. For the reasons cited below, management determined that it is more likely than not that $1,727 million of such assets will be realized, therefore resulting in a valuation allowance of $460 million.

The company evaluates quarterly the realizability of its deferred tax assets and adjusts the amount of the related valuation allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income, and available tax planning strategies that could be implemented to realize deferred tax assets. Approximately $5.2 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors That May Affect Future Results" below.

Stockholders' equity increased $45.6 million during the three months ended March 31, 2003, principally reflecting net income of $38.5 million, $11.4 million for issuance of stock under stock option and other plans, $1.3 million of tax benefits related to employee stock plans offset in part by currency translation of $7.7 million.

In March 2003, the company signed a lease commitment in Reston, VA. The facility is to be used to consolidate the company's expanding U.S. Federal government business. The initial lease period runs from April 2003 to July 2018 and the lease provides for two five-year extensions. The rent over the initial lease term is approximately $110 million.

At December 31st of each year, accounting rules require a company to recognize a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan is less than the present value of the pension obligation (the accumulated benefit obligation, or "ABO"). This liability is called a "minimum pension liability." Concurrently, any existing prepaid pension asset for the pension plan must be removed. These adjustments are recorded as a charge in "accumulated other comprehensive income (loss)" in stockholders' equity. If at any future year-end, the fair value of the pension plan assets exceeds the ABO, the charge to stockholders' equity would be reversed for such plan. Alternatively, if the fair market value of pension plan assets experiences further declines or the company reduces the discount rate, additional charges to accumulated other comprehensive income (loss) may be required at a future year-end.

At December 31, 2002, for all of the company's defined benefit pension plans, as well as the defined benefit pension plan of Nihon Unisys, Ltd. (an equity investment), the ABO exceeded the fair value of pension plan assets. As a result, as previously disclosed, the company was required to do the following: remove from its assets $1.4 billion of prepaid pension plan assets; increase its accrued pension liabilities by approximately $700 million; reduce its investments at equity by approximately $80 million relating to the company's share of NUL's minimum pension liability; and offset these changes by a charge to other comprehensive loss in stockholders' equity of $2.2 billion, or $1.5 billion net of tax.

This accounting had no effect on the company's net income, liquidity or cash flows. Financial ratios and net worth covenants in the company's credit agreements and debt securities are unaffected by the charge to stockholders' equity caused by recording a minimum pension liability.

In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. defined benefit plan in 2003. The company expects to make cash contributions of approximately $60 million to its other defined benefit pension plans during 2003.

Factors That May Affect Future Results
--------------------------------------

From time to time, the company provides information containing "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "intends," "plans," "projects" and similar expressions may identify such forward-looking statements. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company's actual results to differ materially from expectations. These other factors include, but are not limited to, those discussed below. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

The company's business is affected by changes in general economic and business conditions. The company is facing a very challenging economic environment.
In this environment, many organizations are delaying planned purchases of information technology products and services. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate and this could have unpredictable consequences on the world economy and on our business.

The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company's competitors include computer hardware manufacturers, software providers, systems integrators, consulting and other professional services firms, outsourcing providers, and infrastructure services providers. Some of the company's competitors may develop competing products and services that offer better price-performance or that reach the market in advance of the company's offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some may also be better able to compete for skilled professionals. Any of this could have an adverse effect on the company's business. Future results will depend on the company's ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company's ability to attract and retain talented people.

The company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company's ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative products and services on a timely and cost-effective basis. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company's offerings less competitive.

The company's future results will depend in part on its ability to continue to accelerate growth in outsourcing and infrastructure services. The company's outsourcing contracts are multiyear engagements under which the company takes over management of a client's technology operations, business processes or networks. The company will need to maintain a strong financial position in order to grow its outsourcing business. In a number of these arrangements, the company hires certain of its clients' employees and may become responsible for the related employee obligations, such as pension and severance commitments.

In addition, system development activity on outsourcing contracts may require the company to make significant upfront investments. As long-term relationships, these outsourcing contracts provide a base of recurring revenue. However, in the early phases of these contracts, gross margins may be lower than in later years when the work force and facilities have been rationalized for efficient operations, and an integrated systems solution has been implemented. Future results will depend on the company's ability to effectively complete these rationalizations and solution implementations.

Future results will also depend in part on the company's ability to drive profitable growth in systems integration and consulting. The company's systems integration and consulting business has been adversely affected by the current economic slowdown. In this economic environment, customers have been delaying systems integration projects. The company's ability to grow profitably in this business will depend in part on an improvement in economic conditions and a pick-up in demand for systems integration projects. It will also depend on the success of the actions the company has taken to enhance the skills base and management team in this business and to refocus the business on integrating best-of-breed, standards-based solutions to solve client needs. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to maintain the rates it charges, or appropriate chargeability, for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company's ability to transition employees from completed projects to new engagements;
and its ability to forecast demand for services and thereby maintain an appropriate head count.

Future results will also depend in part on market acceptance of the company's high-end enterprise servers. In its technology business, the company is focusing its resources on high-end enterprise servers based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price-performance by making use of standards-based technologies such as Intel chips and Microsoft operating system software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform, creating a common platform for all the company's high-end server lines. Future results will depend, in part, on customer acceptance of the new CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft operating system software. However, competition in this new market is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators, and independent software vendors.

A number of the company's long-term contracts for infrastructure services, outsourcing, help desk and similar services do not provide for minimum transaction volumes. As a result, revenue levels are not guaranteed. In addition, some of these contracts may permit termination or may impose other penalties if the company does not meet the performance levels specified in the contracts.

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

Approximately 52% of the company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, and weaker intellectual property protections in some jurisdictions.

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



Part II - OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          During the quarter ended March 31, 2003, the company filed one Current Report on Form 8-K, dated March 12, 2003, to report under items 5 and 7 of such form.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: May 2, 2003                           By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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


Date: May 2, 2003                         /s/ Lawrence A. Weinbach
                                          ------------------------
                                     Name:  Lawrence A. Weinbach
                                     Title: Chairman, President and
                                            Chief Executive Officer

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


Date: May 2, 2003                          /s/ Janet Brutschea Haugen
                                           --------------------------
                                        Name:  Janet Brutschea Haugen
                                       Title:  Senior Vice President and
                                               Chief Financial Officer

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
12       Statement of Computation of Ratio of Earnings to Fixed Charges

99.1 Certification of Lawrence A. Weinbach pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.2 Certification of Janet B. Haugen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350