Form 10-Q
period 2003-06-30
UNISYS CORP
filed 2003-07-24
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Number of shares of Common Stock outstanding as of June 30, 2003:
329,171,349.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Millions)

                                           June 30,
                                            2003       December 31,
                                         (Unaudited)       2002
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  381.8       $  301.8
Accounts and notes receivable, net           957.9          955.6
Inventories
   Parts and finished equipment              144.7          165.3
   Work in process and materials             128.6          127.5
Deferred income taxes                        312.8          311.3
Other current assets                          94.6           84.5
                                          --------       --------
Total                                      2,020.4        1,946.0
                                          --------       --------

Properties                                 1,663.9        1,542.7
Less-Accumulated depreciation
  and amortization                         1,004.8          932.9
                                          --------       --------
Properties, net                              659.1          609.8
                                          --------       --------
Investments at equity                        125.6          111.8
Marketable software, net                     328.8          311.8
Deferred income taxes                      1,476.0        1,476.0
Goodwill                                     165.1          160.6
Other long-term assets                       379.8          365.4
                                          --------       --------
Total                                     $5,154.8       $4,981.4
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   17.7       $   77.3
Current maturities of long-term debt           2.2            4.4
Accounts payable                             472.9          532.5
Other accrued liabilities                  1,195.1        1,341.4
Income taxes payable                         246.4          228.9
                                          --------       --------
Total                                      1,934.3        2,184.5
                                          --------       --------
Long-term debt                             1,046.7          748.0
Accrued pension liabilities                  682.3          727.7
Other long-term liabilities                  489.4          465.2

Stockholders' equity
Common stock, shares issued: 2003, 331.1;
   2002, 328.1                                 3.3            3.3
Accumulated deficit                       (  582.6)      (  673.5)
Other capital                              3,788.4        3,763.1
Accumulated other comprehensive loss      (2,207.0)      (2,236.9)
                                          --------       --------
Stockholders' equity                       1,002.1          856.0
                                          --------       --------
Total                                     $5,154.8       $4,981.4
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)

                                       Three Months             Six Months
                                       Ended June 30           Ended June 30
                                     -----------------      ------------------
                                       2003      2002         2003      2002
                                     --------  --------     --------  --------
Revenue
  Services                           $1,163.4  $1,039.3     $2,270.4  $2,088.5
  Technology                            261.6     320.5        553.5     633.8
                                     --------  --------     --------  --------
                                      1,425.0   1,359.8      2,823.9   2,722.3
Costs and expenses
  Cost of revenue:
    Services                            906.8     793.1      1,789.3   1,595.5
    Technology                          126.1     162.2        255.4     333.0
                                     --------  --------     --------  --------
                                      1,032.9     955.3      2,044.7   1,928.5
  Selling, general and
    administrative expenses             242.4     245.5        486.1     490.9
  Research and development expenses      63.7      62.0        130.5     127.1
                                     --------  --------     --------  --------
                                      1,339.0   1,262.8      2,661.3   2,546.5
                                     --------  --------     --------  --------
Operating income                         86.0      97.0        162.6     175.8

Interest expense                         18.4      18.1         34.1      35.6
Other income (expense), net              10.6     (16.0)         7.2     (28.4)
                                     --------  --------     --------  --------
Income before income taxes               78.2      62.9        135.7     111.8
Provision for income taxes               25.7      20.7         44.7      36.9
                                     --------  --------     --------  --------
Net income                           $   52.5  $   42.2     $   91.0  $   74.9
                                     ========  ========     ========  ========

Earnings per share
  Basic                              $    .16  $    .13     $    .28  $    .23
                                     ========  ========     ========  ========
  Diluted                            $    .16  $    .13     $    .28  $    .23
                                     ========  ========     ========  ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)
                                                    Six Months Ended
                                                         June 30
                                                    -----------------
                                                      2003       2002
                                                    --------   -------
Cash flows from operating activities
Net income                                         $   91.0    $  74.9
Add(deduct) items to reconcile net income
   to net cash provided by operating activities:
Depreciation and amortization of properties            88.9       74.6
Amortization:
   Marketable software                                 59.9       61.0
   Deferred outsourcing contract costs                 16.5        9.0
(Increase) in deferred income taxes, net             (  1.5)    (  2.2)
(Increase) decrease in receivables, net              (  6.6)     132.6
Decrease in inventories                                19.5       72.7
(Decrease) in accounts payable and
   other accrued liabilities                         (169.8)    (302.5)
Increase (decrease) in income taxes payable            17.5     (  2.3)
(Decrease) in other liabilities                      ( 22.5)    ( 22.0)
(Increase) in other assets                           ( 39.1)    (131.5)
Other                                                (  5.6)      48.3
                                                    -------     ------
Net cash provided by operating activities              48.2       12.6
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        2,387.5    1,476.7
   Purchases of investments                        (2,421.7)  (1,490.6)
   Investment in marketable software                 ( 76.9)    ( 71.2)
   Capital additions of properties                   (112.0)    (106.1)
   Purchases of businesses                           (  2.0)    (  3.9)
                                                    -------     ------
Net cash used for investing activities               (225.1)    (195.1)
                                                    -------     ------
Cash flows from financing activities
   Proceeds from issuance of long-term debt           293.3         -
   Net (reduction in) proceeds from short-term
     borrowings                                      ( 59.6)      39.0
   Proceeds from employee stock plans                  13.9       16.1
   Payments of long-term debt                        (  3.0)    (  1.2)
                                                    -------     ------

Net cash provided by financing activities             244.6       53.9
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           12.3        3.8
                                                    -------     ------

Increase (decrease) in cash and cash equivalents       80.0     (124.8)
Cash and cash equivalents, beginning of period        301.8      325.9
                                                    -------    -------
Cash and cash equivalents, end of period            $ 381.8    $ 201.1
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

a. The following table shows how earnings per share were computed for the three and six months ended June 30, 2003 and 2002 (dollars in millions, shares in thousands):
                                  Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  ------------------      ------------------
                                    2003       2002         2003       2002
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Net income                    $  52.5    $  42.2      $  91.0    $  74.9
                                  =======    =======      =======    =======
    Weighted average shares       328,783    322,832      327,996    322,150
                                  =======    =======      =======    =======
    Basic earnings per share      $   .16    $   .13      $   .28    $   .23
                                  =======    =======      =======    =======
    Diluted Earnings Per Share

    Net income                    $  52.5    $  42.2      $  91.0    $  74.9
                                  =======    =======      =======    =======
    Weighted average shares       328,783    322,832      327,996    322,150
    Plus incremental shares
      from assumed exercises
      under employee stock plans    2,366      1,430        1,991      1,635
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      331,149    324,262      329,987    323,785
                                  =======    =======      =======    =======
    Diluted earnings per share    $   .16    $   .13      $   .28    $   .23
                                  =======    =======      =======    =======

    At June 30, 2003, 33.7 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

b. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration, outsourcing, infrastructure services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services. Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2003 and 2002 was $11.5 million and $5.0 million and $14.6 million and $10.6 million, respectively. The profit on these transactions is eliminated in Corporate. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

   A summary of the company's operations by business segment for the three and six month periods ended June 30, 2003 and 2002 is presented below (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended        -----    ---------    --------    ----------
     June 30, 2003
   ------------------
   Customer revenue         $1,425.0               $1,163.4     $  261.6
   Intersegment                        $( 89.2)         6.3         82.9
                            --------   -------     --------     --------
   Total revenue            $1,425.0   $( 89.2)    $1,169.7     $  344.5
                            ========   =======     ========     ========
   Operating income (loss)  $   86.0   $(  4.9)    $   64.1     $   26.8
                            ========   =======     ========     ========
   Three Months Ended
     June 30, 2002
   ------------------
   Customer revenue         $1,359.8               $1,039.3     $  320.5
   Intersegment                        $( 82.9)        14.2         68.7
                            --------   -------     --------     --------
   Total revenue            $1,359.8   $( 82.9)    $1,053.5     $  389.2
                            ========   =======     ========     ========
   Operating income (loss)  $   97.0   $( 11.9)    $   61.2     $   47.7
                            ========   =======     ========     ========
   Six Months Ended
     June 30, 2003
   ----------------
   Customer revenue         $2,823.9               $2,270.4     $  553.5
   Intersegment                        $(159.2)        11.9        147.3
                            --------   -------     --------     --------
   Total revenue            $2,823.9   $(159.2)    $2,282.3     $  700.8
                            ========   =======     ========     ========
   Operating income (loss)  $  162.6   $(  2.3)    $   98.5     $   66.4
                            ========   =======     ========     ========
   Six Months Ended
     June 30, 2002
   ------------------
   Customer revenue         $2,722.3               $2,088.5     $  633.8
   Intersegment                        $(163.6)        25.7        137.9
                            --------   -------     --------     --------
   Total revenue            $2,722.3   $(163.6)    $2,114.2     $  771.7
                            ========   =======     ========     ========
   Operating income (loss)  $  175.8   $( 15.0)    $  113.6     $   77.2
                            ========   =======     ========     ========


   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):


                                    Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
   Total segment operating income       $ 90.9    $108.9     $164.9    $190.8
   Interest expense                      (18.4)    (18.1)     (34.1)    (35.6)
   Other income (expense), net            10.6     (16.0)       7.2     (28.4)
   Corporate and eliminations            ( 4.9)    (11.9)     ( 2.3)    (15.0)
                                        ------    ------     ------    ------
   Total income before income taxes     $ 78.2    $ 62.9     $135.7    $111.8
                                        ======    ======     ======    ======

   Customer revenue by classes of similar products or services, by segment, is presented below:
                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                     ------------------    ------------------
                                        2003       2002        2003      2002
                                        ----       ----        ----      ----
   Services
     Systems integration              $  386.0  $  340.9    $  742.4   $ 704.8
     Outsourcing                         421.8     346.7       831.1     689.0
     Infrastructure services             211.8     214.6       412.6     419.1
     Core maintenance                    143.8     137.1       284.3     275.6
                                      --------  --------    --------   -------
                                       1,163.4   1,039.3     2,270.4   2,088.5
   Technology
     Enterprise-class servers            193.8     240.3       411.6     469.0
     Specialized technologies             67.8      80.2       141.9     164.8
                                      --------  --------    --------  --------
                                         261.6     320.5       553.5     633.8
                                      --------  --------    --------  --------
   Total                              $1,425.0  $1,359.8    $2,823.9  $2,722.3
                                      ========  ========    ========  ========

c. Comprehensive income for the three and six months ended June 30, 2003 and 2002 includes the following components (in millions of dollars):

                                      Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
   Net income                           $ 52.5    $ 42.2     $ 91.0    $ 74.9

   Other comprehensive income (loss)
    Cash flow hedges
     Income (loss), net of tax of
      $(2.6), $(3.5), $(2.6), and
      $(2.4)                              (4.7)     (6.4)      (4.8)     (4.4)
     Reclassification adjustments,
      net of tax of $1.0, $1.2,$2.0,
      and $(.6)                            1.7       2.2        3.8      (1.3)
     Foreign currency translation
       adjustments                        38.6     (26.4)      30.9     (18.3)
                                        ------    ------     ------    ------
     Total other comprehensive
       income (loss)                      35.6     (30.6)      29.9     (24.0)
                                        ------    ------     ------    ------
     Comprehensive income               $ 88.1    $ 11.6     $120.9    $ 50.9
                                        ======    ======     ======    ======


    Accumulated other comprehensive income (loss) as of December 31, 2002 and June 30, 2003 is as follows (in millions of dollars):

                                                            Cash    Minimum
                                              Translation   Flow    Pension
                                     Total    Adjustments  Hedges  Liability
                                     -----    -----------  ------  ---------
    Balance at December 31, 2001   $  (706.8)  $(711.2)   $  4.4  $      -
    Change during period            (1,530.1)   ( 33.8)    ( 5.9)  (1,490.4)
                                   ---------   -------    ------  ---------
    Balance at December 31, 2002    (2,236.9)   (745.0)    ( 1.5)  (1,490.4)
    Change during period                29.9      30.9     ( 1.0)        -
                                   ---------   -------    ------  ---------
    Balance at June 30, 2003       $(2,207.0)  $(714.1)   $( 2.5) $(1,490.4)
                                   =========   =======    ======  =========


d. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the six months ended June 30, 2003 and 2002 was $1.8 million and $2.8 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

e. For equipment manufactured by the company, the company warrants that it will substantially conform to relevant published specifications for twelve months after shipment to the customer. The company will repair or replace, at its option and expense, items of equipment that do not meet this warranty. For company software, the company warrants that it will conform substantially to then-current published functional specifications for ninety days from customer's receipt. The company will provide a workaround or correction for material errors in its software that prevent its use in a production environment.

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
                                         Three Months Ended  Six Months Ended
                                               June 30,         June 30,
                                         ------------------  ----------------
                                           2003    2002        2003    2002
                                           ----    ----        ----    ----
    Balance at beginning
      of period                           $19.3   $16.3        $19.2  $16.1

    Accruals for warranties issued
      during the period                     6.8     4.1         11.7    7.0

    Settlements made during the
      period                               (4.4)   (3.4)        (9.1)  (6.9)

    Changes in liability for
      pre-existing warranties during
      the period, including expirations     (.6)     .4          (.7)   1.2
                                          -----   -----        -----  -----
    Balance at June 30                    $21.1   $17.4        $21.1  $17.4
                                          =====   =====        =====  =====

f. The company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the company had accounted for its stock plans under the fair value method of SFAS No.
    123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars):
                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
   Net income as reported               $ 52.5    $ 42.2     $ 91.0    $ 74.9
   Deduct total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of tax                  (10.3)    (12.1)     (24.8)    (24.8)
                                        ------    ------     ------    ------
   Pro forma net income                 $ 42.2    $ 30.1     $ 66.2    $ 50.1
                                        ======    ======     ======    ======
   Earnings per share
     Basic - as reported                $  .16    $  .13     $  .28    $  .23
     Basic - pro forma                  $  .13    $  .09     $  .20    $  .16
     Diluted - as reported              $  .16    $  .13     $  .28    $  .23
     Diluted - pro forma                $  .13    $  .09     $  .20    $  .15

g. Following is a breakdown of the individual components of the 2001 fourth-quarter charge (in millions of dollars):

                                           Work-Force
                                           Reductions(1)
                                           ----------      Idle
                                                           Lease
                      Headcount   Total   U.S.   Int'l     Costs
     ---------------------------------------------------------------
     Balance at
      Dec. 31, 2002      631      $ 67.6  $  7.4  $ 43.7   $ 16.5

     Additional
      provisions           4         2.2      -       .8      1.4
     Utilized           (501)      (43.5)   (6.1)  (32.1)    (5.3)
     Reversal of
      excess reserves   (105)       (3.1)   (1.7)   (1.4)      -
     Other(2)                        4.4     2.3     2.7      (.6)
                      ------      ------  ------  ------   ------
     Balance at
      June 30, 2003       29      $ 27.6  $  1.9  $ 13.7   $ 12.0
                      ======      ======  ======  ======   ======
     Expected future
       utilization:
     2003 remaining
       six months         29      $ 16.2  $  1.9  $ 10.2   $  4.1
     2004 and thereafter   -        11.4      -      3.5      7.9

      (1)Includes severance, notice pay, medical and other benefits.
      (2)Changes in estimates and translation adjustments.

    Cash expenditures related to the 2001 and prior-year restructuring charges were approximately $45 million in the six months ended June 30, 2003 compared to $63 million for the prior-year period, and are expected to be approximately $18 million (which includes approximately $2 million related to restructuring charges taken prior to 2001) for the remainder of 2003 and $17 million (which includes approximately $6 million related to restructuring charges taken prior to 2001) in total for all subsequent years, principally for work-force reductions and idle lease costs.

h. Cash paid during the six months ended June 30, 2003 and 2002 for income taxes was $42.2 million and $31.2 million, respectively.

    Cash paid during the six months ended June 30, 2003 and 2002 for interest expense was $33.8 million and $34.9 million, respectively.

i. In June 2003, the company entered into a new lease for its facility at Malvern, PA that replaces a former lease that was due to expire in March 2005. The new lease has a 60-month term expiring in June 2008. Under the new lease, the company has the option to purchase the facility at any time for approximately $34 million. In addition, if the company does not exercise its purchase option and the lessor sells the facility at the end of the lease term for a price that is less than approximately $34 million, the company will be required to guarantee the lessor a residual value on the property of up to $29 million. The lessor is a substantive independent leasing company that does not have the characteristics of a variable interest entity as defined by the Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities"
    ("FIN No. 46") and is therefore not consolidated by the company.

    The company has accounted for the lease as an operating lease, and therefore, neither the leased facility nor the related debt is reported in the company's accompanying balance sheets. As stated above, under the lease, the company is required to provide a guaranteed residual value on the facility of up to $29 million to the lessor at the end of the 60-month lease term. The company recognized a liability of approximately $1 million for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee, discounted using the company's incremental borrowing rate of approximately 6.5%. The company has recorded a liability for the fair value of the obligation with a corresponding asset recorded as prepaid rent which will be amortized to rental expense over the lease term. The liability will be subsequently assessed and adjusted to fair value as necessary.

j. Effective January 1, 2003, the company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required that all gains and losses from extinguishment of debt be reported as an extraordinary item. Previously recorded losses on the early extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to other income (expense), net. The adoption of SFAS No. 145 had no effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

    Effective January 1, 2003, the company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

    Effective January 1, 2003, the company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

    In January 2003, the FASB issued FIN No. 46 which addresses consolidation by business enterprises of variable interest entities ("VIEs"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A company with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 effective July 1, 2003. Adoption of FIN No. 46 had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

    In November 2002, the Financial Accounting Standards Board("FASB") reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

For the three months ended June 30, 2003, the company reported net income of $52.5 million, or $.16 per share, compared to $42.2 million, or $.13 per share, for the three months ended June 30, 2002.

Total revenue for the quarter ended June 30, 2003 was $1.43 billion, up 5% from revenue of $1.36 billion for the quarter ended June 30, 2002. Foreign currency translations had a 4% positive impact on revenue in the quarter when compared to the year-ago period. In the current quarter, Services revenue increased 12% and Technology revenue declined 18%.

U.S. revenue increased 12% in the second quarter compared to the year-ago period, driven principally by strength in the U.S. Federal government business. Revenue in international markets declined slightly compared to the year-ago period.

Total gross profit margin was 27.5% in the second quarter of 2003 compared to 29.7% in the year-ago period, principally reflecting a decline in pension income as discussed below.

For the three months ended June 30, 2003, selling, general and administrative expenses were $242.4 million (17.0% of revenue) compared to $245.5 million (18.1% of revenue) for the three months ended June 30, 2002.

Research and development expense was $63.7 million compared to $62.0 million a year ago. The company continues to invest in high-end Cellular
MultiProcessing server technology and in key programs within its industry practices.

For the second quarter of 2003, the company reported an operating income percent of 6.0% compared to 7.1% for the second quarter of 2002, principally reflecting lower pension income.

Pension income for the three months ended June 30, 2003 was approximately $8 million compared to approximately $34 million for the three months ended June 30, 2002. At the beginning of each year, accounting rules require that the company establish an expected long-term rate of return on its pension plan assets. One of the reasons for the decline in pension income was that, effective January 1, 2003, the company reduced its expected long-term rate of return on plan assets for its U.S. pension plan to 8.75% from 9.50%. In addition, the discount rate used for the U.S. pension plan declined to 6.75% at December 31, 2002, from 7.50% at December 31, 2001. The remaining reasons for the decline in pension income were lower expected returns on U.S. plan assets due to asset declines, the company's recent change to a cash balance plan in the U.S., and for international plans, declines in discount rates, lower expected long-term rates of return on plan assets, and currency translation. The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each income statement line is based on where the salaries of the active employees are charged.

Interest expense for the three months ended June 30, 2003 was $18.4 million compared to $18.1 million for the three months ended June 30, 2002.

Other income (expense), net was income of $10.6 million in the current quarter compared to an expense of $16.0 million in the year-ago quarter income. The principal reason for the change was that in the prior-year quarter, other income (expense), net included a charge of $21.8 million relating to the company's share of an early retirement charge recorded by Nihon Unisys, Ltd. ("NUL"). The company owns approximately 28% of the common stock of NUL and accounts for its investment by the equity method.

Income before income taxes was $78.2 million in the second quarter of 2003 compared to $62.9 million last year. The provision for income taxes was $25.7 million in the current period compared to $20.7 million in the year-ago period. The effective tax rate in both periods was 33%.

For the six months ended June 30, 2003, net income was $91.0 million, or $.28 per share, compared to net income of $74.9 million, or $.23 per share, last year. Revenue for the six months ended June 30, 2003 was $2.82 billion, up 4% from $2.72 billion for the six months ended June 30, 2002.

Segment results
---------------
The company has two business segments: Services and Technology. Revenue classifications are as follows: Services - systems integration, outsourcing, infrastructure services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profit on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services. Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2003 and 2002, was $11.5 million and $5.0 million and $14.6 million and $10.6 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. See Note b to the Notes to Consolidated Financial Statements.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2003
------------------
Customer revenue          $1,425.0                  $1,163.4    $261.6
Intersegment                           $( 89.2)          6.3      82.9
                          --------     -------      --------    ------
Total revenue             $1,425.0     $( 89.2)     $1,169.7    $344.5
                          ========     =======      ========    ======
Gross profit percent          27.5%                     20.0%     46.6%
                          ========                  ========    ======
Operating income
     percent                   6.0%                      5.5%      7.8%
                          ========                  ========    ======
Three Months Ended
June 30, 2002
------------------
Customer revenue          $1,359.8                  $1,039.3    $320.5
Intersegment                           $( 82.9)         14.2      68.7
                          --------     -------      --------    ------
Total revenue             $1,359.8     $( 82.9)     $1,053.5    $389.2
                          ========     =======      ========    ======
Gross profit percent          29.7%                     21.9%     46.8%
                          ========                  ========    ======
Operating income
     percent                   7.1%                      5.8%     12.2%
                          ========                  ========    ======
Gross profit percent and operating income percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.16 billion for the three months ended June 30, 2003, up 12% compared to $1.04 billion for the three months ended June 30, 2002. The increase in Services revenue was due to a 22% increase in outsourcing ($422 million in 2003 compared to $347 million in 2002), a 13% increase in systems integration ($386 million in 2003 compared to $341 million in 2002), and a 5% increase in core maintenance revenue ($143 million in 2003 compared to $137 million in 2002), offset in part by a decline of 1% in infrastructure services ($212 million in 2003 compared to $215 million in 2002). Within the Services segment, the outsourcing business benefited from the rollout of recent large contract wins from new customers, including the U.S. Transportation Security Administration. Services gross profit percent was 20.0% for the three months ended June 30, 2003 compared to 21.9% in the year-ago period, and Services operating income percent was 5.5% for the three months ended June 30, 2003 compared to 5.8% last year. The reason for these declines was principally lower pension income in the current quarter compared to the year-ago period.

In the Technology segment, customer revenue was $262 million for the three months ended June 30, 2003 compared to $321 million for the three months ended June 30, 2002. Demand in the Technology segment remained weak industry-wide as customers continue to defer spending on new large-scale computer hardware and software. The 18% decline in revenue was due to a 19% decline in sales of enterprise-class servers ($194 million in 2003 compared to $240 million in 2002) and a 15% decrease in sales of specialized technology products ($68 million in 2003 compared to $80 million in 2002). Technology gross profit percent was 46.6% for the three months ended June 30, 2003 compared to 46.8% in the year-ago period, and Technology operating income percent was 7.8% for the three months ended June 30, 2003 compared to 12.2% last year. The operating income margin decline primarily reflected lower volume and lower pension income.

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

Effective January 1, 2003, the company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for the company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2003, the company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46) which addresses consolidation by business enterprises of variable interest entities ("VIEs"). This interpretation clarifies the application of Accounting Research Bulletin No.
51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A company with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 effective July 1, 2003. Adoption of FIN No. 46 had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

In November 2002, the FASB reached a consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition
-------------------

Cash and cash equivalents at June 30, 2003 were $381.8 million compared to $301.8 million at December 31, 2002.

During the six months ended June 30, 2003, cash provided by operations was $48.2 million compared to cash provided by operations of $12.6 million for the six months ended June 30, 2002. The change in operating cash flow primarily reflected the company's continued focus on working capital, including higher levels of customer prepayments in the current six-month period compared to the prior-year period. Cash expenditures in the current period related to prior-year restructuring charges (which are included in operating activities) were approximately $45 million compared to $63 million for the prior-year period, and are expected to be approximately $18 million for the remainder of 2003 and $17 million in total for all subsequent years, principally for work-force reductions and idle lease costs. Personnel reductions in the current period related to these restructuring actions were approximately 500 and are expected to be approximately 29 for the remainder of the year.

Cash used for investing activities for the six months ended June 30, 2003 was $225.1 million compared to $195.1 million during the six months ended June 30, 2002. During 2003, both proceeds from investments and purchases of investments, which represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates, increased from the prior year as a result of an increase in the company's exposures, principally related to intercompany accounts. The increase in cash used was principally due to net purchases of investments of $34.2 million in the current period compared to net purchases of $13.9 million in the prior-year period. In addition, the current six-month period investment in marketable software was $76.9 million compared to $71.2 million in the prior-year, and capital additions to properties was $112.0 million for the six months ended June 30, 2003 compared to $106.1 million in the prior-year period.

Cash provided by financing activities during the current six-month period was $244.6 million compared to $53.9 million in the prior year. The current six-month period includes net proceeds from issuance of long-term debt of $293.3 million, as described below. In addition, during the six months ended June 30, 2003 there was a reduction of $59.6 million in short-term borrowings compared to an increase of $39.0 million in the year-ago period.

In March 2003, the company issued $300 million of 6 7/8% senior notes due 2010. At June 30, 2003, total debt was $1.1 billion, an increase of $236.9 million from December 31, 2002.

As of June 30, 2003, there were no borrowings under the company's $450 million credit agreement. On July 1, 2003, the company entered into a new $500 million credit agreement, expiring in May 2006, to replace the $450 million credit agreement that was due to expire in March 2004. Borrowings under the new agreement bear interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility described below.

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

At June 30, 2003, the company has met all covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At June 30, 2003, the company had deferred tax assets in excess of deferred tax liabilities of $2,196 million. For the reasons cited below, management determined that it is more likely than not that $1,727 million of such assets will be realized, therefore resulting in a valuation allowance of $469 million.

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

Stockholders' equity increased $146.1 million during the six months ended June 30, 2003, principally reflecting net income of $91.0 million, $23.5 million for issuance of stock under stock option and other plans, $1.8 million of tax benefits related to employee stock plans and currency translation of $30.9 million.

In March 2003, the company executed a lease commitment for a new facility in Reston, VA. The facility is to be used to consolidate the company's expanding U.S. Federal government business. The initial lease period runs from April 2003 to July 2018 and the lease provides for two five-year extensions. The rent over the initial lease term is approximately $110 million.

In June 2003, the company entered into a new lease for its facility at Malvern, PA that replaces a former lease that was due to expire in March 2005. The new lease has a 60-month term expiring in June 2008. Under the new lease, the company has the option to purchase the facility at any time for approximately $34 million. In addition, if the company does not exercise its purchase option and the lessor sells the facility at the end of the lease term for a price that is less than approximately $34 million, the company will be required to guarantee the lessor a residual value on the property of up to $29 million.
The lessor is a substantive independent leasing company that does not have the characteristics of a variable interest entity as defined by FIN No. 46 and is therefore not consolidated by the company.

The company has accounted for the lease as an operating lease, and therefore, neither the leased facility nor the related debt is reported in the company's accompanying balance sheets. As stated above, under the lease, the company is required to provide a guaranteed residual value on the facility of up to $29 million to the lessor at the end of the 60-month lease term. Under the provisions of FIN No. 45, the company recognized a liability of approximately $1 million for the related residual value guarantee. The value of the guarantee was determined by computing the estimated present value of probability-weighted cash flows that might be expended under the guarantee, discounted using the company's risk adjusted borrowing rate of approximately 6.5%. The value of the guarantee was determined by computing the estimated present value of probability -weighted cash flows that might be expended under the guarantee, discounted using the company's incremental borrowing rate of approximately 6.5%. The company has recorded a liability for the fair value
of the obligation with a    corresponding asset recorded as prepaid rent which
will be amortized to rental    expense over the lease term.  The liability
will be subsequently assessed and adjusted to fair value as necessary.

At December 31st of each year, accounting rules require a company to recognize a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan is less than the present value of the pension obligation (the accumulated benefit obligation, or "ABO"). This liability is called a "minimum pension liability." Concurrently, any existing prepaid pension asset for the pension plan must be removed. These adjustments are recorded as a charge in "accumulated other comprehensive income (loss)" in stockholders' equity. If at any future year-end, the fair value of the pension plan assets exceeds the ABO, the charge to stockholders' equity would be reversed for such plan. Alternatively, if the fair market value of pension plan assets experiences further declines or the discount rate was to be reduced, additional charges to accumulated other comprehensive income (loss) may be required at a future year-end.

At December 31, 2002, for all of the company's defined benefit pension plans, as well as the defined benefit pension plan of NUL (an equity investment), the ABO exceeded the fair value of pension plan assets. As a result, the company was required to do the following: remove from its assets $1.4 billion of prepaid pension plan assets; increase its accrued pension liabilities by approximately $700 million; reduce its investments at equity by approximately $80 million relating to the company's share of NUL's minimum pension liability; and offset these changes by a charge to other comprehensive loss in stockholders' equity of $2.2 billion, or $1.5 billion net of tax.

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

In addition, system development activity on outsourcing contracts may require the company to make significant upfront investments. As long-term relationships, these outsourcing contracts provide a base of recurring revenue. However, in the early phases of these contracts, gross margins may be lower than in later years when the work force and facilities have been rationalized for efficient operations, and an integrated systems solution has been implemented. Future results will depend on the company's ability to effectively complete the rationalizations and solution implementations.

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

Future results will also depend in part on market acceptance of the company's high-end enterprise servers. In its technology business, the company is focusing its resources on high-end enterprise servers based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price-performance by making use of standards-based technologies such as Intel chips and Microsoft operating system software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform, creating a common platform for all the company's high-end server lines. Future results will depend, in part, on customer acceptance of the new CMP-based ClearPath
Plus systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft operating system software. However, competition in this new market is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators, and independent software vendors.

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

Approximately 53% of the company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, and weaker intellectual property protections in some jurisdictions.

The company cannot be sure that its services and products do not infringe on the intellectual property rights of third parties, and it may have infringement claims asserted against it or against its clients. These claims could cost the company money, prevent it from offering some services or products, or damage its reputation.

Item 4.   Controls and Procedures

     The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of June 30, 2003.
Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - OTHER INFORMATION
-------   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2003 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 24, 2003 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   1.  Election of Directors as follows:

       Gail D. Fosler - 285,538,146 votes for; 8,771,017 votes withheld

       Melvin R. Goodes - 276,919,901 votes for; 17,389,262 votes withheld

       Edwin A. Huston - 284,216,669 votes for; 10,092,494 votes withheld

   2. A proposal to ratify the selection of the company's independent auditors - 272,054,772 votes for; 19,541,515 votes against; 2,712,876 abstentions

   3. A proposal to approve the Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan - 170,711,029 votes for; 55,412,346 votes against; 4,357,177 abstentions; 63,828,611 broker non-votes

   4. A proposal to approve the amended and restated Unisys Corporation Employee Stock Purchase Plan - 213,447,866 votes for; 13,350,372 votes against; 3,683,124 abstentions; 63,827,801 broker non-votes


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K


          On April 14, 2003 the company furnished a Current Report on Form 8-K to provide, under Items 7, 9 and 12, the company's earnings release reporting its financial results for the quarter ended March 31, 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: July 24, 2003                          By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Carol S. Sabochick
                                                 ----------------------
                                                 Carol S. Sabochick
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
10.1 Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix B to the registrant's Proxy Statement, dated March 14, 2003, for its 2003 Annual Meeting of Stockholders)

10.2 Unisys Corporation Employee Stock Purchase Plan, as amended and restated February 13, 2003, (incorporated by reference to Appendix C to the registrant's Proxy Statement, dated March 14, 2003, for its 2003 Annual Meeting of Stockholders)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

99.1 Exhibit 31.1 - Certification of Lawrence A. Weinbach required by Rule 13a-14(a) or Rule 15d-14(a)

99.2 Exhibit 31.2 - Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

99.3 Exhibit 32.1 -- Certification of Lawrence A. Weinbach required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the
         Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

99.4 Exhibit 32.2 -- Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the
         Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350