Form 10-Q
period 2003-09-30
UNISYS CORP
filed 2003-10-24
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Number of shares of Common Stock outstanding as of September 30, 2003:
330,417,158.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Millions)

                                         September 30,
                                            2003       December 31,
                                         (Unaudited)       2002
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  402.7       $  301.8
Accounts and notes receivable, net           961.8          955.6
Inventories
   Parts and finished equipment              136.2          165.3
   Work in process and materials             113.6          127.5
Deferred income taxes                        313.8          311.3
Other current assets                          86.3           84.5
                                          --------       --------
Total                                      2,014.4        1,946.0
                                          --------       --------

Properties                                 1,718.2        1,542.7
Less-Accumulated depreciation
  and amortization                         1,033.7          932.9
                                          --------       --------
Properties, net                              684.5          609.8
                                          --------       --------
Investments at equity                        124.2          111.8
Marketable software, net                     329.0          311.8
Deferred income taxes                      1,476.0        1,476.0
Goodwill                                     165.6          160.6
Other long-term assets                       392.4          365.4
                                          --------       --------
Total                                     $5,186.1       $4,981.4
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   20.3       $   77.3
Current maturities of long-term debt           1.8            4.4
Accounts payable                             416.6          532.5
Other accrued liabilities                  1,242.2        1,341.4
Income taxes payable                         248.6          228.9
                                          --------       --------
Total                                      1,929.5        2,184.5
                                          --------       --------
Long-term debt                             1,047.4          748.0
Accrued pension liabilities                  660.9          727.7
Other long-term liabilities                  472.5          465.2

Stockholders' equity
Common stock, shares issued: 2003, 332.3;
   2002, 328.1                                 3.3            3.3
Accumulated deficit                       (  526.4)      (  673.5)
Other capital                              3,801.3        3,763.1
Accumulated other comprehensive loss      (2,202.4)      (2,236.9)
                                          --------       --------
Stockholders' equity                       1,075.8          856.0
                                          --------       --------
Total                                     $5,186.1       $4,981.4
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                        Three Months            Nine Months
                                     Ended September 30     Ended September 30
                                     ------------------     ------------------
                                       2003      2002         2003      2002
                                     --------  --------     --------  --------
Revenue
  Services                           $1,124.3  $1,016.3     $3,394.7  $3,104.8
  Technology                            325.4     316.0        878.9     949.8
                                     --------  --------     --------  --------
                                      1,449.7   1,332.3      4,273.6   4,054.6
Costs and expenses
  Cost of revenue:
    Services                            886.1     766.5      2,675.4   2,362.0
    Technology                          138.5     162.8        393.9     495.8
                                     --------  --------     --------  --------
                                      1,024.6     929.3      3,069.3   2,857.8
  Selling, general and
    administrative expenses             251.0     241.3        737.1     732.2
  Research and development expenses      68.2      65.5        198.7     192.6
                                     --------  --------     --------  --------
                                      1,343.8   1,236.1      4,005.1   3,782.6
                                     --------  --------     --------  --------
Operating income                        105.9      96.2        268.5     272.0

Interest expense                         17.2      17.6         51.3      53.2
Other income (expense), net              (4.7)      9.5          2.5     (18.9)
                                     --------  --------     --------  --------
Income before income taxes               84.0      88.1        219.7     199.9
Provision for income taxes               27.8      29.1         72.5      66.0
                                     --------  --------     --------  --------
Net income                           $   56.2  $   59.0     $  147.2  $  133.9
                                     ========  ========     ========  ========

Earnings per share
  Basic                              $    .17  $    .18     $    .45  $    .41
                                     ========  ========     ========  ========
  Diluted                            $    .17  $    .18     $    .44  $    .41
                                     ========  ========     ========  ========




See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)
                                                    Nine Months Ended
                                                      September 30
                                                    -----------------
                                                      2003       2002
                                                    --------   -------
Cash flows from operating activities
Net income                                         $  147.2    $ 133.9
Add(deduct) items to reconcile net income
   to net cash provided by operating activities:
Depreciation and amortization of properties           131.4      111.7
Amortization:
   Marketable software                                 92.2       90.1
   Deferred outsourcing contract costs                 23.5       14.1
(Increase) in deferred income taxes, net             (  2.5)    (  2.5)
(Increase) decrease in receivables, net              ( 32.3)     208.0
Decrease in inventories                                43.0       88.2
(Decrease) in accounts payable and
   other accrued liabilities                         (180.0)    (375.8)
Increase in income taxes payable                       19.8        7.0
(Decrease) in other liabilities                      ( 56.8)    ( 33.3)
(Increase) in other assets                           ( 29.9)    (178.8)
Other                                                   6.5        7.4
                                                    -------     ------
Net cash provided by operating activities             162.1       70.0
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        3,626.1    2,360.1
   Purchases of investments                        (3,663.2)  (2,384.0)
   Investment in marketable software                 (109.4)    (105.0)
   Capital additions of properties                   (177.9)    (151.8)
   Purchases of businesses                           (  2.0)    (  4.8)
                                                    -------     ------
Net cash used for investing activities               (326.4)    (285.5)
                                                    -------     ------
Cash flows from financing activities
   Proceeds from issuance of long-term debt           293.3         -
   Net (reduction in) proceeds from short-term
     borrowings                                      ( 57.0)      33.8
   Proceeds from employee stock plans                  21.0       21.9
   Payments of long-term debt                        (  3.8)    (  1.6)
                                                    -------     ------

Net cash provided by financing activities             253.5       54.1
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           11.7        1.7
                                                    -------     ------

Increase (decrease) in cash and cash equivalents      100.9     (159.7)
Cash and cash equivalents, beginning of period        301.8      325.9
                                                    -------    -------
Cash and cash equivalents, end of period            $ 402.7    $ 166.2
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

a. The following table shows how earnings per share were computed for the three and nine months ended September 30, 2003 and 2002 (dollars in millions, shares in thousands):
                                  Three Months Ended      Nine Months Ended
                                     September 30            September 30
                                  ------------------      ------------------
                                    2003       2002         2003       2002
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Net income                    $  56.2    $  59.0      $ 147.2    $ 133.9
                                  =======    =======      =======    =======
    Weighted average shares       330,033    324,075      328,675    322,792
                                  =======    =======      =======    =======
    Basic earnings per share      $   .17    $   .18      $   .45    $   .41
                                  =======    =======      =======    =======
    Diluted Earnings Per Share

    Net income                    $  56.2    $  59.0      $ 147.2    $ 133.9
                                  =======    =======      =======    =======
    Weighted average shares       330,033    324,075      328,675    322,792
    Plus incremental shares
      from assumed exercises
      under employee stock plans    3,946        594        2,642      1,287
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      333,979    324,669      331,317    324,079
                                  =======    =======      =======    =======
    Diluted earnings per share    $   .17    $   .18      $   .44    $   .41
                                  =======    =======      =======    =======

    At September 30, 2003, 21.2 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

b. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration, outsourcing, infrastructure services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services. Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2003 and 2002 was $6.7 million and $1.2 million, respectively; and the amount of profit for the nine months ended September 30, 2003 and 2002 was $18.6 million and $11.8 million, respectively. The profit on these transactions is eliminated in Corporate. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

   A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2003 and 2002 is presented below (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended        -----    ---------    --------    ----------
   September 30, 2003
   ------------------
   Customer revenue         $1,449.7               $1,124.3     $  325.4
   Intersegment                        $( 66.4)         7.3         59.1
                            --------   -------     --------     --------
   Total revenue            $1,449.7   $( 66.4)    $1,131.6     $  384.5
                            ========   =======     ========     ========
   Operating income (loss)  $  105.9   $(  1.3)    $   43.8     $   63.4
                            ========   =======     ========     ========
   Three Months Ended
   September 30, 2002
   ------------------
   Customer revenue         $1,332.3               $1,016.3     $  316.0
   Intersegment                        $( 69.4)         6.5         62.9
                            --------   -------     --------     --------
   Total revenue            $1,332.3   $( 69.4)    $1,022.8     $  378.9
                            ========   =======     ========     ========
   Operating income (loss)  $   96.2   $    -      $   57.9     $   38.3
                            ========   =======     ========     ========
   Nine Months Ended
   September 30, 2003
   ----------------
   Customer revenue         $4,273.6               $3,394.7     $  878.9
   Intersegment                        $(225.6)        19.2        206.4
                            --------   -------     --------     --------
   Total revenue            $4,273.6   $(225.6)    $3,413.9     $1,085.3
                            ========   =======     ========     ========
   Operating income (loss)  $  268.5   $(  3.6)    $  142.3     $  129.8
                            ========   =======     ========     ========
   Nine Months Ended
   September 30, 2002
   ------------------
   Customer revenue         $4,054.6               $3,104.8     $  949.8
   Intersegment                        $(233.0)        32.2        200.8
                            --------   -------     --------     --------
   Total revenue            $4,054.6   $(233.0)    $3,137.0     $1,150.6
                            ========   =======     ========     ========
   Operating income (loss)  $  272.0   $( 15.0)    $  171.5     $  115.5
                            ========   =======     ========     ========


   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   -----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
   Total segment operating income       $107.2    $ 96.2     $272.1    $287.0
   Interest expense                      (17.2)    (17.6)     (51.3)    (53.2)
   Other income (expense), net           ( 4.7)      9.5        2.5     (18.9)
   Corporate and eliminations            ( 1.3)       -       ( 3.6)    (15.0)
                                        ------    ------     ------    ------
   Total income before income taxes     $ 84.0    $ 88.1     $219.7    $199.9
                                        ======    ======     ======    ======

   Customer revenue by classes of similar products or services, by segment, is presented below:
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                        2003       2002        2003      2002
                                        ----       ----        ----      ----
   Services
     Systems integration              $  378.9  $  307.5    $1,121.3   $1,012.3
     Outsourcing                         396.2     370.9     1,227.3    1,059.9
     Infrastructure services             207.5     198.8       620.1      617.9
     Core maintenance                    141.7     139.1       426.0      414.7
                                      --------  --------    --------   --------
                                       1,124.3   1,016.3     3,394.7    3,104.8
   Technology
     Enterprise-class servers            249.7     205.7       661.3      674.7
     Specialized technologies             75.7     110.3       217.6      275.1
                                      --------  --------    --------   --------
                                         325.4     316.0       878.9      949.8
                                      --------  --------    --------   --------
   Total                              $1,449.7  $1,332.3    $4,273.6   $4,054.6
                                      ========  ========    ========   ========

c. Comprehensive income for the three and nine months ended September 30, 2003 and 2002 includes the following components (in millions of dollars):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
   Net income                           $ 56.2    $ 59.0     $147.2    $133.9

   Other comprehensive income (loss)
    Cash flow hedges
     Income (loss), net of tax of
      $(2.5), $.5, $(5.1), and
      $(1.9)                              (4.6)       .8       (9.4)     (3.6)
     Reclassification adjustments,
      net of tax of $1.1, $.2, $3.1,
      and $(.4)                            2.0        .4        5.8      ( .9)
     Foreign currency translation
       adjustments                         7.2     (50.2)      38.1     (68.5)
                                        ------    ------     ------    ------
     Total other comprehensive
       income (loss)                       4.6     (49.0)      34.5     (73.0)
                                        ------    ------     ------    ------
     Comprehensive income               $ 60.8    $ 10.0     $181.7    $ 60.9
                                        ======    ======     ======    ======


    Accumulated other comprehensive income (loss) as of December 31, 2002 and September 30, 2003 is as follows (in millions of dollars):

                                                            Cash    Minimum
                                              Translation   Flow    Pension
                                     Total    Adjustments  Hedges  Liability
                                     -----    -----------  ------  ---------
    Balance at December 31, 2001   $  (706.8)  $(711.2)   $  4.4  $      -
    Change during period            (1,530.1)   ( 33.8)    ( 5.9)  (1,490.4)
                                   ---------   -------    ------  ---------
    Balance at December 31, 2002    (2,236.9)   (745.0)    ( 1.5)  (1,490.4)
    Change during period                34.5      38.1     ( 3.6)        -
                                   ---------   -------    ------  ---------
    Balance at September  30, 2003 $(2,202.4)  $(706.9)   $( 5.1) $(1,490.4)
                                   =========   =======    ======  =========


d. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the nine months ended September 30, 2003 and 2002 was $3.1 million in both periods. The company expects to realize these tax benefits on future Federal income tax returns.

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
                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         ------------------  -----------------
                                           2003    2002        2003    2002
                                           ----    ----        ----    ----
    Balance at beginning
      of period                           $21.1   $17.4        $19.2  $16.1

    Accruals for warranties issued
      during the period                     5.5     4.3         17.2   11.3

    Settlements made during the
      period                              ( 4.7)  ( 4.3)       (13.8) (11.2)

    Changes in liability for
      pre-existing warranties during
      the period, including expirations   (  .8)     .8        ( 1.5)   2.0
                                          -----   -----        -----  -----
    Balance at September 30               $21.1   $18.2        $21.1  $18.2
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
                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   ----------------
                                         2003      2002       2003      2002
                                         ----      ----       ----      ----
   Net income as reported               $ 56.2    $ 59.0     $147.2    $133.9
   Deduct total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of tax                  (10.4)    (12.1)     (35.2)    (36.9)
                                        ------    ------     ------    ------
   Pro forma net income                 $ 45.8    $ 46.9     $112.0    $ 97.0
                                        ======    ======     ======    ======
   Earnings per share
     Basic - as reported                $  .17    $  .18     $  .45    $  .41
     Basic - pro forma                  $  .14    $  .14     $  .34    $  .30
     Diluted - as reported              $  .17    $  .18     $  .44    $  .41
     Diluted - pro forma                $  .14    $  .14     $  .34    $  .30

g. Following is a breakdown of the individual components of the 2001 fourth-quarter charge (in millions of dollars):

                                           Work-Force
                                           Reductions(1)
                                           ----------      Idle
                                                           Lease
                      Headcount   Total   U.S.   Int'l     Costs
     ---------------------------------------------------------------
     Balance at
      Dec. 31, 2002      631      $ 67.6  $  7.4  $ 43.7   $ 16.5

     Additional
      provisions           4         2.2      -       .8      1.4
     Utilized           (514)      (48.7)  ( 7.3)  (34.5)   ( 6.9)
     Reversal of
      excess reserves   (105)      ( 3.1)  ( 1.7)  ( 1.4)      -
     Other(2)               -         2.0     2.2     2.0    ( 2.2)
                      ------      ------  ------  ------   ------
     Balance at
     Sept. 30, 2003       16      $ 20.0  $   .6  $ 10.6   $  8.8
                      ======      ======  ======  ======   ======
     Expected future
       utilization:
     2003 remaining
       three months       16      $  6.0  $   .6   $ 3.1   $  2.3
     2004 and thereafter   -        14.0      -      7.5      6.5

    (1) Includes severance, notice pay, medical and other benefits.
    (2) Changes in estimates and translation adjustments.

    Cash expenditures related to the 2001 and prior-year restructuring charges were approximately $51 million in the nine months ended September 30, 2003 compared to $87 million for the prior-year period, and are expected to be approximately $7 million (which includes approximately $1 million related to restructuring charges taken prior to 2001) for the remainder of 2003 and $20 million (which includes approximately $6 million related to restructuring charges taken prior to 2001) in total for all subsequent years, principally for work-force reductions and idle lease costs.

h. Cash paid during the nine months ended September 30, 2003 and 2002 for income taxes was $63.2 million and $44.8 million, respectively.

    Cash paid during the nine months ended September 30, 2003 and 2002 for interest expense was $51.4 million and $45.5 million, respectively.

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

    Effective July 1, 2003, the company adopted the Financial Accounting Standards Board's ("FASB") consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Adoption of this issue had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. Fin No. 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN No. 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. While the company believes this Interpretation will not have a material effect on its financial position or results of operations, it is continuing to evaluate the effect of adoption of this Interpretation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

For the three months ended September 30, 2003, the company reported net income of $56.2 million, or $.17 per share, compared to $59.0 million, or $.18 per share, for the three months ended September 30, 2002.

Total revenue for the quarter ended September 30, 2003 was $1.45 billion, up 9% from revenue of $1.33 billion for the quarter ended September 30, 2002.
Foreign currency translations had a 4% positive impact on revenue in the quarter when compared to the year-ago period. In the current quarter, Services revenue increased 11% and Technology revenue increased 3%.

U.S. revenue increased 11% in the third quarter compared to the year-ago period, driven by strength in the U.S. Federal government business. Revenue in international markets increased 7% in the current quarter compared to the year-ago period, as growth in Europe more than offset a decline in Latin America and a slight revenue decline in the Asia/Pacific region.

Total gross profit margin was 29.3% in the third quarter of 2003 compared to 30.3% in the year-ago period, principally reflecting a decline in pension income as discussed below.

For the three months ended September 30, 2003, selling, general and administrative expenses were $251.0 million (17.3% of revenue) compared to $241.3 million (18.1% of revenue) for the three months ended September 30, 2002. The increase was due to foreign currency translations and lower pension income.

Research and development expense was $68.2 million compared to $65.5 million a year ago. The company continues to invest in high-end Cellular MultiProcessing server technology and in key programs within its industry practices.

For the third quarter of 2003, the company reported an operating income percent of 7.3% compared to 7.2% for the third quarter of 2002.

Pension income for the three months ended September 30, 2003 was approximately $9 million compared to approximately $37 million for the three months ended September 30, 2002. At the beginning of each year, accounting rules require that the company establish an expected long-term rate of return on its pension plan assets. One of the reasons for the decline in pension income was that, effective January 1, 2003, the company reduced its expected long-term rate of return on plan assets for its U.S. pension plan to 8.75% from 9.50%. In addition, the discount rate used for the U.S. pension plan declined to 6.75% at December 31, 2002, from 7.50% at December 31, 2001. The remaining reasons for the decline in pension income were lower expected returns on U.S. plan assets due to asset declines, the company's change as of January 1, 2003 to a cash balance plan in the U.S., and for international plans, declines in discount rates, lower expected long-term rates of return on plan assets, and currency translation. The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses.
The amount allocated to each income statement line is based on where the salaries of the active employees are charged.

Interest expense for the three months ended September 30, 2003 was $17.2 million compared to $17.6 million for the three months ended September 30, 2002.

Other income (expense), net was an expense of $4.7 million in the current quarter compared to income of $9.5 million in the year-ago quarter income. The principal reason for the change was foreign exchange losses in the current quarter of $3.7 million compared to gains of $9.6 million in the prior-year quarter.

Income before income taxes was $84.0 million in the third quarter of 2003 compared to $88.1 million last year. The provision for income taxes was $27.8 million in the current period compared to $29.1 million in the year-ago period. The effective tax rate in both periods was 33%.

For the nine months ended September 30, 2003, net income was $147.2 million, or $.44 per diluted share, compared to net income of $133.9 million, or $.41 per diluted share, last year. Revenue for the nine months ended September 30, 2003 was $4.27 billion, up 5% from $4.05 billion for the nine months ended September 30, 2002.

Segment results
---------------
The company has two business segments: Services and Technology. Revenue classifications are as follows: Services - systems integration, outsourcing, infrastructure services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profit on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services. Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2003 and 2002, was $6.7 million and $1.2 million, respectively; and the amount of profit for the nine months ended September 30, 2003 and 2003 was $18.6 million and $11.8 million, respectively. The profit on these transactions is eliminated in Corporate. The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. See Note b to the Notes to Consolidated Financial Statements.

Information by business segment is presented below (in millions):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2003
------------------
Customer revenue          $1,449.7                  $1,124.3    $325.4
Intersegment                           $( 66.4)          7.3      59.1
                          --------     -------      --------    ------
Total revenue             $1,449.7     $( 66.4)     $1,131.6    $384.5
                          ========     =======      ========    ======
Gross profit percent          29.3%                     19.8%     53.1%
                          ========                  ========    ======
Operating income
     percent                   7.3%                      3.9%     16.5%
                          ========                  ========    ======
Three Months Ended
September 30, 2002
------------------
Customer revenue          $1,332.3                  $1,016.3    $316.0
Intersegment                           $( 69.4)          6.5      62.9
                          --------     -------      --------    ------
Total revenue             $1,332.3     $( 69.4)     $1,022.8    $378.9
                          ========     =======      ========    ======
Gross profit percent          30.3%                     22.5%     46.4%
                          ========                  ========    ======
Operating income
     percent                   7.2%                      5.7%     10.1%
                          ========                  ========    ======

Gross profit percent and operating income percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.12 billion for the three months ended September 30, 2003, an increase of 11% compared to $1.02 billion for the three months ended September 30, 2002. The increase in Services revenue was due to a 7% increase in outsourcing ($396 million in 2003 compared to $371 million in 2002), a 23% increase in systems integration ($379 million in 2003 compared to $307 million in 2002), a 2% increase in core maintenance revenue ($142 million in 2003 compared to $139 million in 2002), and a 4% increase in infrastructure services ($207 million in 2003 compared to $199 million in 2002). The systems integration business benefited from growth in the company's U.S. Federal government business. Services gross profit percent was 19.8% for the three months ended September 30, 2003 compared to 22.5% in the year-ago period, and Services operating income percent was 3.9% for the three months ended September 30, 2003 compared to 5.7% last year. The declines in gross profit and operating income margins were principally due to lower pension income in the current quarter compared to the year-ago period.

In the Technology segment, customer revenue was $325 million for the three months ended September 30, 2003, up 3% compared to $316 million for the three months ended September 30, 2002. The 3% increase in revenue was due to a 21% increase in sales of enterprise-class servers ($250 million in 2003 compared to $206 million in 2002) offset in part by a 31% decrease in sales of specialized technology products ($75 million in 2003 compared to $110 million in 2002). The decline in specialized technology revenue primarily reflected the company's continued de-emphasis of low-margin product sales. Technology gross profit percent was 53.1% for the three months ended September 30, 2003 compared to 46.4% in the year-ago period, and Technology operating income percent was 16.5% for the three months ended September 30, 2003 compared to 10.1% last year. The gross profit and operating income margin increases primarily reflected a richer mix of ClearPath servers and software offset in part by lower pension income.

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

Effective July 1, 2003, the company adopted the Financial Accounting Standards Board's ("FASB") consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the consensus guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." Adoption of this issue had no material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. Fin No. 46 requires certain variable interest entities ("VIE's") to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN No. 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions, as amended, are effective for the first interim or annual period ending after December 15, 2003 for those variable interests held prior to February 1, 2003. While the company believes this Interpretation will not have a material effect on its financial position or results of operations, it is continuing to evaluate the effect of adoption of this Interpretation.

Financial Condition
-------------------

Cash and cash equivalents at September 30, 2003 were $402.7 million compared to $301.8 million at December 31, 2002.

During the nine months ended September 30, 2003, cash provided by operations was $162.1 million compared to cash provided by operations of $70.0 million for the nine months ended September 30, 2002. The change in operating cash flow primarily reflected the company's continued focus on working capital, including higher levels of customer prepayments in the current nine-month period compared to the prior-year period. Cash expenditures in the current period related to prior-year restructuring charges (which are included in operating activities were approximately $51 million compared to $87 million for the prior-year period, and are expected to be approximately $7 million for the remainder of 2003 and $20 million in total for all subsequent years, principally for work-force reductions and idle lease costs. Personnel reductions in the current nine-month period related to these restructuring actions were approximately 500.

Cash used for investing activities for the nine months ended September 30, 2003 was $326.4 million compared to $285.5 million during the nine months ended September 30, 2002. During 2003, both proceeds from investments and purchases of investments, which represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates, increased from the prior year as a result of an increase in the company's exposures, principally related to intercompany accounts. The increase in cash used was principally due to net purchases of investments of $37.1 million in the current period compared to net purchases of $23.9 million in the prior-year period. In addition, the current nine-month period investment in marketable software was $109.4 million compared to $105.0 million in the prior-year, and capital additions to properties was $177.9 million for the nine months ended September 30, 2003 compared to $151.8 million in the prior-year period.

Cash provided by financing activities during the current nine-month period was $253.5 million compared to $54.1 million in the prior year. The current nine-month period includes net proceeds from issuance of long-term debt of $293.3 million, as described below. In addition, during the nine months ended September 30, 2003 there was a reduction of $57.0 million in short-term borrowings compared to an increase of $33.8 million in the year-ago period.

In March 2003, the company issued $300 million of 6 7/8% senior notes due 2010. At September 30, 2003, total debt was $1.1 billion, an increase of $239.8 million from December 31, 2002.

On July 1, 2003, the company entered into a new $500 million credit agreement, expiring in May 2006, to replace the $450 million credit agreement that was due to expire in March 2004. Borrowings under the new agreement bear interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility described below. As of September 30, 2003, there were no borrowings under this credit agreement.

In addition, the company and certain international subsidiaries have access to certain uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible
U.S. trade accounts receivable through a wholly owned subsidiary, Unisys
Funding Corporation I. The facility expires in December 2003. The company expects to have a similar arrangement in place at the expiration of the current facility. If the company were unable to have a similar arrangement in place upon the expiration of the current facility, cash flow would be negatively affected; however, liquidity would be unaffected since the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

At September 30, 2003, the company has met all covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At September 30, 2003, the company had deferred tax assets in excess of deferred tax liabilities of $2,194 million. For the reasons cited below, management determined that it is more likely than not that $1,728 million of such assets will be realized, therefore resulting in a valuation allowance of $466 million.

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

Stockholders' equity increased $219.8 million during the nine months ended September 30, 2003, principally reflecting net income of $147.2 million, $35.0 million for issuance of stock under stock option and other plans, $3.1 million of tax benefits related to employee stock plans and currency translation of $38.1 million.

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

At December 31st of each year, accounting rules require a company to recognize a liability on its balance sheet for each pension plan if the fair value of the assets of that pension plan is less than the present value of the pension obligation (the accumulated benefit obligation, or "ABO"). This liability is called a "minimum pension liability." Concurrently, any existing prepaid pension asset for the pension plan must be removed. These adjustments are recorded as a charge in "accumulated other comprehensive income (loss)" in stockholders' equity. If at any future year-end, the fair value of the pension plan assets exceeds the ABO, the charge to stockholders' equity would be reversed for such plan. Alternatively, if the fair market value of pension plan assets experiences further declines or the discount rate is reduced, additional charges to accumulated other comprehensive income (loss) may be required at a future year-end.

At December 31, 2002, for all of the company's defined benefit pension plans, as well as the defined benefit pension plan of Nihon Unisys Ltd. ("NUL") (an equity investment), the ABO exceeded the fair value of pension plan assets. As a result, the company was required to do the following: remove from its assets $1.4 billion of prepaid pension plan assets; increase its accrued pension liabilities by approximately $700 million; reduce its investments at equity by approximately $80 million relating to the company's share of NUL's minimum pension liability; and offset these changes by a charge to other comprehensive loss in stockholders' equity of $2.2 billion, or $1.5 billion net of tax.

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

The company's business is affected by changes in general economic and business conditions. The company continues to face a challenging economic environment. In this environment, many organizations are delaying planned purchases of information technology products and services. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate and this could have unpredictable consequences on the world economy and on our business.

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

Item 4.   Controls and Procedures

     The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K


          On July 17, 2003 the company furnished a Current Report on Form 8-K to provide, under Items 7, 9 and 12, the company's earnings release reporting its financial results for the quarter ended June 30, 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: October 23, 2003                      By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Carol S. Sabochick
                                                 ----------------------
                                                 Carol S. Sabochick
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
12       Statement of Computation of Ratio of Earnings to Fixed Charges

31.1 Certification of Lawrence A. Weinbach required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of Lawrence A. Weinbach required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2 Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350