Form 10-K
period 2003-12-31
UNISYS CORP
filed 2004-02-18
CIK 746838

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 1-8729

UNISYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0387840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unisys Way, Blue Bell, Pennsylvania	19424
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 986-4011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $4.0 billion.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2003. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2003: 331,780,105.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 2003 Annual Report to Stockholders — Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for the 2004 Annual Meeting of Stockholders — Part III.

PART I

ITEM 1. BUSINESS

Unisys Corporation (“Unisys” or the “Company”) is a worldwide information technology services and solutions company that combines expertise in systems integration and consulting, outsourcing, infrastructure and high-end server technology to help clients achieve competitive advantage.

Unisys has two business segments — Services and Technology. Financial information concerning the two segments is set forth in Note 16, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2003 Annual Report to Stockholders, and such information is incorporated herein by reference.

The principal executive offices of Unisys are located at Unisys Way, Blue Bell, Pennsylvania 19424.

Principal Products and Services

Unisys provides services and technology to commercial businesses and governments throughout most of the world.

In the Services segment, Unisys provides end-to-end services and solutions designed to help clients improve their competitiveness and efficiency in the global marketplace. The Unisys portfolio of solutions and services includes systems integration and consulting; outsourcing, including the management of a customer’s internal information systems and management of specific business processes, such as check processing, insurance claims processing, health claims processing, mortgage administration and cargo management; infrastructure services involving the design and support of customers’ IT infrastructure, including desktops, servers, mobile and wireless systems, and networks; enterprise-wide security solutions to protect systems, networks, applications and data; and core maintenance (maintenance on Unisys proprietary products).

In the Technology segment, Unisys develops servers and related products that operate in transaction-intensive, mission-critical environments. Major offerings include enterprise-class servers based on the Unisys Cellular MultiProcessing architecture, such as the ClearPath Plus family of servers, which integrates proprietary and “open” platforms, and the ES7000 family of servers, which provide enterprise-class attributes on Intel-based servers; operating system software and middleware to power high-end servers; and specialized technologies such as payment systems, chip testing and third-party products.

The primary vertical markets Unisys serves worldwide include financial services, communications, transportation, commercial, and public sector, including the U.S. federal government.

Products and services are marketed primarily through a direct sales force. In certain foreign countries, Unisys markets primarily through distributors.

Materials

Unisys purchases components and supplies from a number of suppliers around the world. For certain technology products, the Company relies on a single or limited number of suppliers, although the Company makes every effort to assure that alternative sources are available if the need arises. The failure of the Company’s suppliers to deliver components and supplies in sufficient quantities and in a timely manner could adversely affect the Company’s business.

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

Seasonality

The Company’s revenue is affected by such factors as the introduction of new products and services, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenue than in other quarters.

Customers

No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products and services to various agencies of the U.S. government represented 15% of total consolidated revenue in 2003.

Backlog

In the Services segment, firm order backlog at December 31, 2003 was $6.4 billion, compared to $6.0 billion at December 31, 2002. Approximately $2.4 billion (37%) of 2003 backlog is expected to be filled in 2004. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

At the end of 2003, the Company also had $2.6 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts at the end of 2002 was $3.0 billion.

Because of the relatively short cycle between order and shipment in its Technology segment, the Company believes that backlog information for this segment is not material to the understanding of its business.

Competition

Unisys business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Unisys competes primarily on the basis of service, product performance, technological innovation, and price. Unisys believes that its continued investment in engineering and research and development, coupled with its marketing capabilities, will have a favorable impact on its competitive position.

Research and Development

Unisys-sponsored research and development costs were $280.1 million in 2003, $273.3 million in 2002, and $331.5 million in 2001.

Environmental Matters

Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2004 and 2005.

Employees

As of December 31, 2003, Unisys had approximately 37,300 employees.

Unisys uses the title “partner” for certain members of its services business management. In using the term “partner” or “partners,” Unisys does not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

International and Domestic Operations

Financial information by geographic area is set forth in Note 16, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2003 Annual Report to Stockholders, and such information is incorporated herein by reference.

Available Information

Unisys makes available, free of charge through its Internet web site at http://www.unisys.com/about__unisys/investors, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Unisys also makes available on its Internet website its Guidelines on Significant Corporate Governance Issues, the charters of the Audit Committee, Compensation Committee, Finance Committee, and Nominating and Corporate Governance Committee of its board of directors, and its Code of Ethics and Business Conduct. Such information is also available in print to stockholders upon request.

ITEM 2. PROPERTIES

As of December 31, 2003, Unisys had 26 major facilities in the United States with an aggregate floor space of approximately 5.5 million square feet, located primarily in California, Georgia, Illinois, Michigan, Minnesota, Pennsylvania, Utah and Virginia. Three of these facilities, with aggregate floor space of approximately 1.5 million square feet, were owned by Unisys and 23, with approximately 4.0 million square feet of floor space, were leased to Unisys. Approximately 4.9 million square feet of the U.S. facilities were in current operation, approximately .4 million square feet were subleased to others, and approximately .2 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

As of December 31, 2003, Unisys had 24 major facilities outside the United States with an aggregate floor space of approximately 2.5 million square feet, located primarily in Australia, Brazil, France, Germany, Netherlands, South Africa, Switzerland and the United Kingdom. Five of these facilities, with approximately .7 million square feet of floor space, were owned by Unisys and 19, with approximately 1.8 million square feet of floor space, were leased to Unisys. Approximately 1.9 million square feet were in current operation, approximately .3 million square feet were subleased to others, and approximately .3 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2003.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 1, 2004 is set forth below.

Name	Age	Position with Unisys

Lawrence A. Weinbach	64	Chairman of the Board, President and Chief Executive Officer

George R. Gazerwitz	63	Executive Vice President; President, Systems and Technology

Joseph W. McGrath	51	Executive Vice President; President, Enterprise Transformation Services

David O. Aker	57	Senior Vice President, Worldwide Human Resources

Richard D. Badler	53	Senior Vice President, Corporate Communications

Janet Brutschea Haugen	45	Senior Vice President and Chief Financial Officer

Nancy Straus Sundheim	52	Senior Vice President, General Counsel and Secretary

Janet B. Wallace	52	Senior Vice President; President, Global Infrastructure Services

Leigh Alexander	46	Vice President and Chief Marketing Officer

Scott A. Battersby	45	Vice President and Treasurer

Leo C. Daiuto	58	Vice President, Product Development and Technology

Jack F. McHale	54	Vice President, Investor Relations

Carol S. Sabochick	43	Vice President and Corporate Controller

There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.

Mr. Weinbach, Chairman of the Board, President and Chief Executive Officer since 1997. Prior to that time, he held the position of Managing Partner-Chief Executive of Andersen Worldwide (Arthur Andersen and Andersen Consulting), a global professional services organization. He had been with Andersen Worldwide since 1961. Mr. Weinbach has been an officer since 1997.

Mr. Gazerwitz, Executive Vice President and President, Systems and Technology since 2000. Prior to that time, he served as Executive Vice President and President of the Computer Systems Group (1996-1999). Mr. Gazerwitz has been an officer since 1984.

Mr. McGrath, Executive Vice President and President, Enterprise Transformation Services since 2000. During 1999, he served as Senior Vice President of Major Accounts Sales and Chief Marketing Officer. Prior to joining Unisys in 1999, he was with Xerox Corporation from 1988 until 1998, serving as vice president and general manager of its Production Color Systems unit and as vice president of strategy and integration for the Production Systems division. Mr. McGrath has been an officer since 1999.

Mr. Aker, Senior Vice President, Worldwide Human Resources since 1997. Prior to that time, he served as Vice President, Worldwide Human Resources (1995-1997). Mr. Aker has been an officer since 1995.

Mr. Badler, Senior Vice President, Corporate Communications since 2002. From 1998 to 2002, he served as Vice President, Corporate Communications. Prior to joining Unisys, he was Vice President, Corporate Communications for General Instrument Corporation (1996-1998). Mr. Badler has been an officer since 1998.

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

Ms. Sabochick, Vice President and Corporate Controller since 2002. Prior to joining Unisys, she was with Safeguard Global Services serving as Chief Financial Officer (2001), and with AstraMerck Pharmaceuticals (1995-2000) serving as Controller. Prior to AstraMerck, she was with PricewaterhouseCoopers for 11 years. Ms. Sabochick has been an officer since 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange, on exchanges in Amsterdam, Brussels, and London and on the SWX Swiss Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2003 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2003, there were 331.8 million shares outstanding and approximately 26,300 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990 and does not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for Unisys is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2003 and 2002 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2003, appearing in the Unisys 2003 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent auditors, on the financial statements at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, appearing in the Unisys 2003 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2003 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings “Nominees for Election to the Board of Directors”, “Members of the Board of Directors Continuing in Office — Term Expiring in 2005” and “Members of the Board of Directors Continuing in Office — Term Expiring in 2006” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I, Item 10, of this report.

(c) Audit Committee Financial Experts. Information concerning audit committee financial experts is set forth under the heading “Committees” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Identification of the Audit Committee. Information concerning the audit committee of Unisys is set forth under the heading “Committees” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

(f) Code of Ethics. Information concerning the Unisys Code of Ethics and Business Conduct is set forth under the caption “Code of Ethics and Business Conduct” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “EXECUTIVE COMPENSATION”, “REPORT OF THE COMPENSATION COMMITTEE” and “STOCK PERFORMANCE GRAPH” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning securities authorized for issuance under equity compensation plans is set forth under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “EXECUTIVE COMPENSATION - Transactions with Management” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Relationship with Independent Auditors” in the Unisys Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2003 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2003 and December 31, 2002

Consolidated Statements of Income for each of the three years in the period ended December 31, 2003

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2003

Notes to Consolidated Financial Statements

Report of Independent Auditors

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule Number		Form 10-K Page No.
II	Valuation and Qualifying Accounts	15

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2003 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 16 through 18. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.20.

(b) Reports on Form 8-K.

On October 15, 2003, Unisys furnished a Current Report on Form 8-K to provide, under Items 7 and 12, the Company’s earnings release reporting its financial results for the quarter ended September 30, 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

		By:	/s/ Lawrence A. Weinbach

Date:	February 17, 2004		Lawrence A. Weinbach Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2004.

/s/ Lawrence A. Weinbach		*Henry C. Duques
Lawrence A. Weinbach Chairman of the Board, President and Chief Executive Officer (principal executive officer) and Director		Henry C. Duques Director
*Denise K. Fletcher
Denise K. Fletcher
Director

/s/ Janet Brutschea Haugen		*Gail D. Fosler
Janet Brutschea Haugen		Gail D. Fosler
Senior Vice President and Chief Financial Officer (principal financial officer)		Director
Melvin R. Goodes
/s/ Carol S. Sabochick		Director
Carol S. Sabochick Vice President and Corporate Controller (principal accounting officer)		*Edwin A. Huston
Edwin A. Huston
Director

Clayton M. Jones
Director

*J. P. Bolduc		*Theodore E. Martin
J. P. Bolduc		Theodore E. Martin
Director		Director

*James J. Duderstadt	*By:	/s/ Lawrence A. Weinbach
James J. Duderstadt		Lawrence A. Weinbach
Director		Attorney-in-Fact

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts (deducted from accounts and notes receivable):

Year Ended December 31, 2001	$48.3	$23.6	$(21.3)	$50.6

Year Ended December 31, 2002	$50.6	$23.9	$(12.7)	$61.8

Year Ended December 31, 2003	$61.8	$.6	$(12.6)	$49.8

(1)	Write-off of bad debts less recoveries.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.3	By-Laws of Unisys Corporation (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Form of Rights Agreement dated as of March 7, 1986, which includes as Exhibit A, the Certificate of Designations for the Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A, dated March 11, 1986)

4.3	Amendment No. 1, dated as of February 22, 1996, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K dated February 22, 1996)

4.4	Amendment No. 2, dated as of December 7, 2000, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K dated December 7, 2000)

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the registrant’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.6	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.7	Unisys Corporation Executive Life Insurance Program (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999)

10.8	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the registrant’s Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.9	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

10.10	Employment Agreement, dated April 25, 2002 between the registrant and Lawrence A. Weinbach (incorporated by reference to Exhibit 10 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002)

10.11	Amendment dated July 25, 2002, to Employment Agreement between the registrant and Lawrence A. Weinbach (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.12	Letter Agreement, dated June 3, 2002, between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002)

10.13	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended through May 22, 1997 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997)

10.14	Amendment 2001-1 to the Unisys Corporation Supplemental Executive Retirement Income Plan (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.15	Summary of supplemental executive benefits provided to officers of Unisys Corporation (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.16	Unisys Corporation Elected Officer Pension Plan, as amended through July 19, 2001 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.17	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.18	Unisys Corporation Employee Stock Purchase Plan, as amended and restated February 13, 2003 (incorporated by reference to Appendix C to the registrant’s Proxy Statement, dated March 14, 2003, for its 2003 Annual Meeting of Stockholders)

10.19	Unisys Corporation Savings Plan, amended and restated effective January 1, 2002 (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form10-K for the year ended December 31, 2002)

10.20	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement, dated March 14, 2003, for its 2003 Annual Meeting of Stockholders)

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2003

21	Subsidiaries of the Registrant

23	Consent of Independent Auditors

24	Power of Attorney

31.1	Certification of Lawrence A. Weinbach required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Lawrence A. Weinbach required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350