Form 10-Q
period 2004-03-31
UNISYS CORP
filed 2004-04-22
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Number of shares of Common Stock outstanding as of March 31, 2004:
333,315,970.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          March 31,
                                            2004       December 31,
                                         (Unaudited)       2003
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  671.4       $  635.9
Accounts and notes receivable, net         1,002.6        1,027.8
Inventories:
   Parts and finished equipment              119.1          121.7
   Work in process and materials             138.7          116.9
Deferred income taxes                        271.4          270.0
Other current assets                         111.9           85.7
                                          --------       --------
Total                                      2,315.1        2,258.0
                                          --------       --------

Properties                                 1,342.9        1,352.7
Less-Accumulated depreciation and
  amortization                               914.6          928.5
                                          --------       --------
Properties, net                              428.3          424.2
                                          --------       --------
Outsourcing assets, net                      522.9          477.5
Marketable software, net                     332.0          332.2
Investments at equity                        167.6          153.3
Prepaid pension cost                          50.3           55.5
Deferred income taxes                      1,384.6        1,384.6
Goodwill                                     176.7          177.5
Other long-term assets                       195.9          211.8
                                          --------       --------
Total                                     $5,573.4       $5,474.6
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   28.3       $   17.7
Current maturities of long-term debt         150.8            2.2
Accounts payable                             522.3          513.8
Other accrued liabilities                  1,311.5        1,305.7
Income taxes payable                         206.1          214.1
                                          --------       --------
Total                                      2,219.0        2,053.5
                                          --------       --------
Long-term debt                               899.8        1,048.3
Accrued pension liabilities                  446.9          433.6
Other long-term liabilities                  543.9          544.0

Stockholders' equity
Common stock, shares issued: 2004, 335.3;
   2003, 333.8                                 3.4            3.3
Accumulated deficit                       (  385.9)      (  414.8)
Other capital                              3,836.5        3,818.6
Accumulated other comprehensive loss      (1,990.2)      (2,011.9)
                                          --------       --------
Stockholders' equity                       1,463.8        1,395.2
                                          --------       --------
Total                                     $5,573.4       $5,474.6
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2004           2003
                                           --------       --------

Revenue
  Services                                 $1,165.0       $1,107.0
  Technology                                  297.9          291.9
                                           --------       --------
                                            1,462.9        1,398.9
Costs and expenses
   Cost of revenue:
     Services                                 925.7          882.5
     Technology                               145.7          129.3
                                           --------       --------
                                            1,071.4        1,011.8

Selling, general and administrative           261.2          243.7
Research and development                       71.5           66.8
                                           --------       --------
                                            1,404.1        1,322.3
                                           --------       --------
Operating income                               58.8           76.6

Interest expense                               17.0           15.7
Other income (expense), net                      .6           (3.4)
                                           --------       --------
Income before income taxes                     42.4           57.5
Provision for income taxes                     13.5           19.0
                                           --------       --------
Net income                                 $   28.9       $   38.5
                                           ========       ========
Earnings per share
   Basic                                   $    .09       $    .12
                                           ========       ========
   Diluted                                 $    .09       $    .12
                                           ========       ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2004      2003
                                                    --------   --------

Cash flows from operating activities
Net income                                         $   28.9   $   38.5
Add(deduct) items to reconcile net income
   to net cash provided by (used for) operating
   activities:
Depreciation and amortization of properties and
  outsourcing assets                                   60.1       50.0
Amortization of marketable software                    29.3       29.7
(Increase) in deferred income taxes, net             (  1.4)    (  1.0)
Decrease in receivables, net                           54.2       91.9
(Increase) decrease in inventories                   ( 19.1)       2.6
Increase (decrease) in accounts payable and
  other accrued liabilities                             8.2     (270.1)
(Decrease) increase in income taxes payable          (  8.0)       6.1
Increase in other liabilities                                      6.8
(Increase) in other assets                           ( 40.3)    ( 20.3)
Other                                                   3.9         .9
                                                    -------     ------
Net cash provided by (used for) operating
 activities                                           115.8     ( 64.9)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,408.3    1,279.1
   Purchases of investments                        (1,413.7)  (1,292.7)
   Investment in marketable software               (   29.0)    ( 40.0)
   Capital additions of properties and
     outsourcing assets                            (   70.7)    ( 49.4)
   Purchases of businesses                                      (   .8)
                                                    -------     ------
Net cash used for investing activities             (  105.1)  (  103.8)
                                                    -------     ------
Cash flows from financing activities
   Net proceeds from short-term borrowings             10.6        1.3
   Proceeds from employee stock plans                  11.1        6.3
   Payments of long-term debt                       (   1.0)    (  2.4)
   Proceeds from issuance of long-term debt                      293.3
                                                    -------     ------
Net cash provided by financing activities              20.7      298.5
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            4.1        1.5
                                                    -------     ------

Increase in cash and cash equivalents                  35.5      131.3
Cash and cash equivalents, beginning of period        635.9      301.8
                                                    -------    -------
Cash and cash equivalents, end of period            $ 671.4    $ 433.1
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

a. The following table shows how earnings per share were computed for the three months ended March 31, 2004 and 2003 (dollars in millions, shares
   in thousands):
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2004            2003
                                                   -----------     ----------
    Basic Earnings Per Share

    Net income                                     $    28.9       $    38.5
                                                   =========       =========
    Weighted average shares                          332,722         327,208
                                                   =========       =========
    Basic earnings per share                       $     .09       $     .12
                                                   =========       =========
    Diluted Earnings Per Share

    Net income                                     $    28.9       $    38.5
                                                   =========       =========
    Weighted average shares                          332,722         327,208
    Plus incremental shares from assumed
      conversions of employee stock plans              5,326           1,616
                                                   ---------       ---------
    Adjusted weighted average shares                 338,048         328,824
                                                   =========       =========
    Diluted earnings per share                     $     .09       $     .12
                                                   =========       =========

    During the three months ended March 31, 2004, 21.9 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

b. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - consulting and systems integration, outsourcing, infrastructure services and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.

    Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2004 and 2003 was $1.4 million and $3.1 million, respectively. The profit on these transactions is eliminated in Corporate.

    The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

   A summary of the company's operations by business segment for the three-month periods ended March 31, 2004 and 2003 is presented below
   (in millions of dollars):

                             Total    Corporate    Services    Technology
   Three Months Ended        -----    ---------    --------    ----------
     March 31, 2004
   ------------------
   Customer revenue         $1,462.9               $1,165.0      $297.9
   Intersegment                        $(  45.7)        4.8        40.9
                            --------   --------    --------      ------
   Total revenue            $1,462.9   $(  45.7)   $1,169.8      $338.8
                            ========   ========    ========      ======
   Operating income         $   58.8   $     .4    $   29.2      $ 29.2
                            ========   ========    ========      ======

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
                            ========   =======     ========      ======

   Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                 2004          2003
                                                 ----          ----
   Total segment operating income               $ 58.4        $ 74.0
   Interest expense                              (17.0)        (15.7)
   Other income (expense), net                      .6         ( 3.4)
   Corporate and eliminations                       .4           2.6
                                                ------        ------
   Total income before income taxes             $ 42.4        $ 57.5
                                                ======        ======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2004           2003
                                                  ----           ----
   Services
     Consulting and systems integration         $  377.1      $  356.4
     Outsourcing                                   443.0         409.3
     Infrastructure services                       199.5         200.8
     Core maintenance                              145.4         140.5
                                                --------      --------
                                                 1,165.0       1,107.0
   Technology
     Enterprise-class servers                      201.8         217.8
     Specialized technologies                       96.1          74.1
                                                --------      --------
                                                   297.9         291.9
                                                --------      --------
   Total                                        $1,462.9      $1,398.9
                                                ========      ========

c. Comprehensive income for the three months ended March 31, 2004 and 2003 includes the following components (in millions of dollars):

                                                         2004       2003
                                                        ------     ------
    Net income                                          $ 28.9     $ 38.5

    Other comprehensive income (loss)
      Cash flow hedges
        Income (loss), net of tax of $(1.0) and $-        (1.6)      ( .1)
        Reclassification adjustments, net of tax
        of $1.7 and $1.0                                   3.1        2.1
      Foreign currency translation adjustments            20.2       (7.7)
                                                        ------     ------
    Total other comprehensive income                      21.7       (5.7)
                                                        ------     ------
    Comprehensive income                                $ 50.6     $ 32.8
                                                        ======     ======

    Accumulated other comprehensive income (loss) as of December 31, 2003 and March 31, 2004 is as follows (in millions of dollars):
                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2002  $(2,236.9)  $(745.0)   $( 1.5) $(1,490.4)
    Change during period              225.0      65.3     ( 5.1)     164.8
                                   --------   -------    ------  ---------
    Balance at December 31, 2003   (2,011.9)   (679.7)    ( 6.6)  (1,325.6)
    Change during period               21.7      20.2       1.5
                                   --------   -------    ------  ---------
    Balance at March 31, 2004     $(1,990.2)  $(659.5)   $( 5.1) $(1,325.6)
                                   ========   =======    ======  =========

d. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the three months ended March 31, 2004 and 2003 was $1.6 million and $1.3 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

e. For equipment manufactured by the company, the company warrants that it will substantially conform to relevant published specifications for 12 months after shipment to the customer. The company will repair or replace, at its option and expense, items of equipment that do not meet this warranty. For company software, the company warrants that it will conform substantially to then-current published functional specifications for 90 days from customer's receipt. The company will provide a workaround or correction for material errors in its software that prevents its use in a production environment.

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
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2004        2003
                                                       ----        ----
    Balance at December 31                            $20.8       $19.2

    Accruals for warranties issued
      during the period                                 5.0         4.9

    Settlements made during the period                 (4.7)       (4.7)

    Changes in liability for pre-existing warranties
      during the period, including expirations         (3.2)       ( .1)
                                                      -----       -----
    Balance at March 31                               $17.9       $19.3
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
                                          Three Months Ended March 31,
                                          ----------------------------
                                                   2004         2003
                                                  ------       ------
    Net income as reported                        $ 28.9       $ 38.5
    Deduct total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of tax                           (10.0)       (14.5)
                                                  ------       ------
    Pro forma net income                          $ 18.9       $ 24.0
                                                  ======       ======
    Earnings per share
      Basic - as reported                         $  .09       $  .12
      Basic - pro forma                           $  .06       $  .07
      Diluted - as reported                       $  .09       $  .12
      Diluted - pro forma                         $  .06       $  .07


g. Net periodic pension expense (income) for the three months ended March 31, 2004 and 2003 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended March 31, 2004     Ended March 31, 2003
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $ 29.3  $ 17.1   $ 12.2  $  25.2  $  15.9 $  9.3
    Interest cost                89.5    65.6     23.9     86.7     67.0   19.7
    Expected return on
      plan assets              (123.5)  (94.8)   (28.7)  (125.4)  (100.8) (24.6)
    Amortization of prior
      service (benefit) cost   (  1.4)  ( 1.9)      .5   (  2.8)  (  3.0)    .2
    Recognized net actuarial
      loss (gain)                28.3    22.2      6.1      8.9      5.5    3.4
    Settlement/curtailment
      (gain) loss                                           1.0             1.0
                                -----   -----   ------   ------   ------  -----
    Net periodic pension
      expense (income)          $22.2   $ 8.2   $ 14.0  $(  6.4) $( 15.4) $ 9.0
                                =====   =====   ======  =======   ======  =====

    The company currently expects to make cash contributions of approximately $70 million to its worldwide defined benefit pension plans in 2004 compared with $62.5 million in 2003. For the three months ended March 31, 2004 and 2003, $12.0 million and $7.8 million, respectively of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2004.

    Net periodic postretirement benefit expense for the three months ended March 31, 2004 and 2003 is presented below (in millions of dollars):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2004          2003
                                                       ----          ----
    Interest cost                                      $3.5         $3.6
    Amortization of prior service benefit               (.5)         (.5)
    Recognized net actuarial loss                       1.0           .7
                                                       ----         ----
    Net periodic postretirement benefit expense        $4.0         $3.8
                                                       ====         ====

    The company expects to make cash contributions of approximately $25 million to its postretirement benefit plan in 2004. For the three months ended March 31, 2004, $6 million of cash contributions have been made.

h. Substantially all of the company's investments at equity consist of Nihon Unisys, Ltd., a publicly traded Japanese company ("NUL"). NUL is the exclusive supplier of the company's hardware and software products in Japan. The company owns approximately 28% of NUL's outstanding common stock. Prior to January 1, 2004, the company's share of NUL's earnings or losses were recorded semiannually in the second quarter and fourth quarter on a quarter-lag basis since NUL's quarterly financial results were not available. Due to recent regulatory changes in Japan, NUL is required to publish its earnings quarterly. Accordingly, effective January 1, 2004, the company has begun to record its equity earnings in NUL quarterly on a quarter-lag basis, and recorded equity income of $5.2 million for the three months ended March 31, 2004.

i. Cash paid during the three months ended March 31, 2004 and 2003 for income taxes was $18.4 million and $15.6 million, respectively.

    Cash paid during the three months ended March 31, 2004 and 2003 for interest was $16.1 million and $8.8 million, respectively.

j. In November 2003, the company purchased KPMG's Belgian consulting business for approximately $3.3 million of cash plus assumed liabilities. The preliminary purchase price allocation was completed in December 2003 and assumed that the excess of the purchase price over the assets acquired and liabilities assumed was allocated to goodwill. An outside appraisal company completed their appraisal during the March 2004 quarter. Approximately $1.5 million of amortizable intangibles (principally customer relationships) were identified and recorded. The intangible assets have a weighted average life of approximately 5.5 years.

k. In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues.

    The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to special purpose entities ("SPE") and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

    Effective March 31, 2004, the company adopted the provisions of FIN 46-R applicable to Non-SPEs created prior to February 1, 2003. Adoption of FIN 46-R had no impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

For the three months ended March 31, 2004, the company reported net income of $28.9 million, or $.09 per share, compared with $38.5 million, or $.12 per share, for the three months ended March 31, 2003.

Total revenue for the quarter ended March 31, 2004 was $1.46 billion, up 5% from revenue of $1.40 billion for the quarter ended March 31, 2003. Foreign currency translations had a 7% positive impact on revenue in the quarter when compared with the year-ago period. In the current quarter, Services revenue increased 5% and Technology revenue increased 2%.

U.S. revenue increased 3% in the first quarter compared with the year-ago period and revenue in international markets increased 6% driven by increases in Europe and South Pacific which were partially offset by declines in other international regions. On a constant currency basis, international revenue declined 7% in the quarter.

Pension expense for the three months ended March 31, 2004 was $22.2 million compared with $6.4 million of pension income for the three months ended March 31, 2003. The change from pension income to pension expense was due to the following: (1) a decline in the discount rate used for the U.S. pension plan to 6.25% at December 31, 2003 from 6.75% at December 31, 2002, (2) an increase in amortization of net unrecognized losses, (3) lower expected returns on plan assets due to amortization of the difference between the calculated value of plan assets and the fair value of plan assets, and (4) for international plans, declines in discount rates and currency translation. The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each income statement line is based on where the salaries of the active employees are charged. The company currently expects to report pension expense of approximately $85 - $90 million in 2004 compared with pension income of $22.6 million in 2003.

Total gross profit margin was 26.8% in the first quarter of 2004 compared with 27.7% in the year-ago period, the change principally reflected pension expense of $15.5 million in the current quarter compared with pension income of $1.2 million in the year-ago quarter.

For the three months ended March 31, 2004, selling, general and administrative expenses were $261.2 million (17.9% of revenue) compared with $243.7 million (17.4% of revenue) for the three months ended March 31, 2003.

Research and development ("R&D") expense was $71.5 million compared with $66.8 million a year ago. The company continues to invest in high-end Cellular MultiProcessing server technology and in key programs within its industry practices. R&D in the current period includes $1.8 million of pension expense compared with pension income of $3.2 million in the year-ago period.

For the first quarter of 2004, the company reported an operating income percent of 4.0% compared with 5.5% for the first quarter of 2003, the change principally reflected pension expense of $22.2 million in the current quarter compared with pension income of $6.4 million in the year-ago period.

Interest expense for the three months ended March 31, 2004 was $17.0 million compared with $15.7 million for the three months ended March 31, 2003. The increase in interest expense was due to higher borrowing levels in 2004, principally due to the issuance of $300 million of 6 7/8% senior notes in March 2003.

Other income (expense), net was income of $.6 million in the current quarter compared with an expense of $3.4 million in the year-ago quarter. The increase to income was principally due to equity income of $5.2 million in the current quarter compared with none in the prior-year quarter. As discussed in note h, effective January 1, 2004, the company began recording its equity investment in NUL quarterly on a quarter-lag basis. In prior years the company recorded its equity income from NUL semiannually in the June and December quarters on a quarter-lag basis.

Income before income taxes was $42.4 million in the first quarter of 2004 compared with $57.5 million last year. The provision for income taxes was $13.5 million in the current period compared with $19.0 million in the year-ago period. The effective tax rate was 32% in 2004 and 33% in 2003.

Segment results
---------------

The company has two business segments: Services and Technology. Revenue classifications are as follows: Services - consulting and systems integration, outsourcing, infrastructure services, and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profit on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2004 and 2003, was $1.4 million and $3.1 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2004
------------------
Customer revenue          $1,462.9                  $1,165.0    $297.9
Intersegment                           $( 45.7)          4.8      40.9
                          --------     -------      --------    ------
Total revenue             $1,462.9     $( 45.7)     $1,169.8    $338.8
                          ========     =======      ========    ======

Gross profit percent          26.8%                     19.1%     48.3%
                          ========                  ========    ======
Operating income
     percent                   4.0%                      2.5%      8.6%
                          ========                  ========    ======
Three Months Ended
March 31, 2003
------------------
Customer revenue          $1,398.9                  $1,107.0    $291.9
Intersegment                           $( 70.0)          5.6      64.4
                          --------     -------      --------    ------
Total revenue             $1,398.9     $( 70.0)     $1,112.6    $356.3
                          ========     =======      ========    ======
Gross profit percent          27.7%                     18.7%     50.0%
                          ========                  ========    ======
Operating income
     percent                   5.5%                      3.1%     11.1%
                          ========                  ========    ======

Gross profit percent and operating income percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.17 billion for the three months ended March 31, 2004, up 5% compared with $1.11 billion for the three months ended March 31, 2003. Foreign currency translations had about a 7% positive impact on Services revenue in the quarter when compared with the year-ago period. The increase in Services revenue was due to an 8% increase in outsourcing ($443 million in 2004 compared with $409 million in 2003), a 6% increase in consulting and systems integration ($377 million in 2004 compared with $356 million in 2003) and a 3% increase in core maintenance revenue ($145 million in 2004 compared with $141 million in 2003). Infrastructure services revenue was flat during the quarter ($200 million in 2004 compared with $201 million in 2003). Market demand in the Services segment varies by revenue classification. Demand for outsourcing services remains good, and consulting and systems integration services has been showing signs of gradual recovery. The increase in outsourcing revenue reflects the emphasis that the company has placed on growing its base of long-term outsourcing contracts that provide a reliable base of annuity revenue over multiple years. Services gross profit was 19.1% for the three months ended March 31, 2004 compared with 18.7% in the year-ago period. Services operating income percent was 2.5% for the three months ended March 31, 2004 compared with 3.1% last year, this change was principally due to the impact of pension expense of $19.3 million in the current quarter compared with pension income of $1.9 million in the year-ago period.

In the Technology segment, customer revenue was $298 million for the three months ended March 31, 2004, up 2% compared with $292 million for the three months ended March 31, 2003. Foreign currency translations had about a 5% positive impact on Technology revenue in the quarter when compared with the year-ago period. The increase in revenue was due to a 30% increase in sales of specialized technology products ($96 million in 2004 compared with $74 million in 2003) and a 7% decline in sales of enterprise-class servers ($202 million in 2004 compared with $218 million in 2003). The increase in specialized technology revenue was driven by higher sales of semiconductor test systems. Sales of these systems can vary significantly from quarter to quarter depending on customer needs. The company does not expect similar increases in specialized technology revenue to continue through 2004. Technology gross profit was 48.3% for the three months ended March 31, 2004 compared with 50.0% in the year-ago period, and Technology operating income percent was 8.6% for the three months ended March 31, 2004 compared with 11.1% last year. The margin declines primarily reflected a lower proportion of high-end, higher-margin products within the ClearPath product line as well as pension expense of $2.9 million in the current period compared with pension income of $4.5 million in the prior-year period.

New Accounting Pronouncements
-----------------------------
In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues.

The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to special purpose entities ("SPE") and all other variable interests obtained after January 31, 2003 did not have a material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective March 31, 2004, the company adopted the provisions of FIN 46-R applicable to Non-SPEs created prior to February 1, 2003. Adoption of FIN 46-R had no impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition
-------------------

Cash and cash equivalents at March 31, 2004 were $671.4 million compared with $635.9 million at December 31, 2003.

During the three months ended March 31, 2004, cash provided by operations was $115.8 million compared with cash used for operations of $64.9 million for the three months ended March 31, 2003. Operating cash flow increased due to higher earnings (excluding the non cash impact of the change from pension income to pension expense), higher levels of advance payments for outsourcing projects, which are generally timed to offset capital expenditures on those projects, and lower restructuring expenditures. Cash expenditures in the current quarter related to prior-year restructuring charges (which are included in operating activities) were approximately $4 million compared with $31 million for the prior-year quarter, and are expected to be approximately $9 million for the remainder of 2004 and $6 million in total for all subsequent years, principally for work-force reductions and idle lease costs.

Cash used for investing activities for the three months ended March 31, 2004 was $105.1 million compared with $103.8 million during the three months ended March 31, 2003. The increase in cash used was principally due to net purchases of investments of $5.4 million in the current quarter compared with net purchases of $13.6 million in the prior-year period. In addition, the current period investment in marketable software was $29.0 million compared with $40.0 million in the prior-year. Capital additions were $70.7 million for the three months ended March 31, 2004 compared with $49.4 million in the prior-year period. The increase in current year capital expenditures was principally due to additions of revenue-generating assets, particularly in the company's outsourcing business.

Cash provided by financing activities during the current quarter was $20.7 million compared with $298.5 million in the prior year. The prior period includes net proceeds from issuance of long-term debt of $293.3 million in connection with the company's issuance in March 2003 of $300 million of 6 7/8% senior notes due 2010.

At March 31, 2004, total debt was $1.1 billion, an increase of $10.7 million from December 31, 2003.

The company has a $500 million credit agreement that expires in May 2006. As of March 31, 2004, there were no borrowings under this facility, and the entire
$500 million was available for borrowings.   Borrowings under the agreement
bear interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, described below.

In addition, the company and certain international subsidiaries have access to certain uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible
U.S. trade accounts receivable through a wholly owned subsidiary, Unisys
Funding Corporation I. The facility is renewable annually at the purchasers' option and expires in December 2006. At March 31, 2004, the company had sold $150 million of eligible receivables compared with $225 million at December 31, 2003.

At March 31, 2004, the company has met all covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At March 31, 2004, the company had deferred tax assets in excess of deferred tax liabilities of $2,033 million. For the reasons cited below, management determined that it is more likely than not that $1,584 million of such assets will be realized, therefore resulting in a valuation allowance of $449 million.

The company evaluates quarterly the realizability of its deferred tax assets and adjusts the amount of the related valuation allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income, and available tax planning strategies that could be implemented to realize deferred tax assets. Approximately $4.8 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors That May Affect Future Results" below.

Stockholders' equity increased $68.6 million during the three months ended March 31, 2004, principally reflecting net income of $28.9 million, $16.3 million for issuance of stock under stock option and other plans, $1.6 million of tax benefits related to employee stock plans and currency translation of $20.2 million.

At December 31 of each year, accounting rules require a company to recognize a liability on its balance sheet for each defined benefit pension plan if the fair value of the assets of that pension plan is less than the present value of the pension obligation (the accumulated benefit obligation, or "ABO"). This liability is called a "minimum pension liability." Concurrently, any existing prepaid pension asset for the pension plan must be removed. These adjustments are recorded as a charge in "accumulated other comprehensive income (loss)" in stockholders' equity. If at any future year-end, the fair value of the pension plan assets exceeds the ABO, the charge to stockholders' equity would be reversed for such plan. Alternatively, if the fair market value of pension plan assets experiences further declines or the discount rate is reduced, additional charges to accumulated other comprehensive income (loss) may be required at a future year-end.

At December 31, 2002, for all of the company's defined benefit pension plans, the ABO exceeded the fair value of pension plan assets. At December 31, 2003, the difference between the ABO and the fair value of pension plan assets decreased. As a result, at December 31, 2003, the company adjusted its minimum pension liability as follows: decreased its pension plan liabilities by approximately $300 million, increased its investments at equity by approximately $6 million relating to the company's share of the change in NUL's minimum pension liability, decreased prepaid pension asset by $56 million, and offset these changes by a credit to other comprehensive income of approximately $250 million, or $165 million net of tax.

This accounting has no effect on the company's net income, liquidity or cash flows. Financial ratios and net worth covenants in the company's credit agreements and debt securities are unaffected by charges or credits to stockholders' equity caused by adjusting a minimum pension liability.

In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. defined benefit plan in 2004. The company expects to make cash contributions of approximately $70 million to its other defined benefit pension plans during 2004.

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

The company's business is affected by changes in general economic and business conditions. The company continues to face a highly competitive business environment and economic weakness in certain geographic regions. In this environment, many organizations are delaying planned purchases of information technology products and services. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate and this could have unpredictable consequences on the world economy and on our business.

The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company's competitors include consulting and other professional services firms, systems integrators, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company's competitors may develop competing products and services that offer better price performance or that reach the market in advance of the company's offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could have an adverse effect on the company's business. Future results will depend on the company's ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company's ability to attract and retain talented people.

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

Future results will also depend in part on the company's ability to drive profitable growth in consulting and systems integration. The company's ability to grow profitably in this business will depend in part on an improvement in economic conditions and a pick-up in demand for systems integration projects. It will also depend on the success of the actions the company has taken to enhance the skills base and management team in this business and to refocus the business on integrating best-of-breed, standards-based solutions to solve client needs. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to maintain the rates it charges or appropriate chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company's ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate head count.

Future results will also depend, in part, on market acceptance of the company's high-end enterprise servers. In its technology business, the company is focusing its resources on high-end enterprise servers based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price-performance by making use of standards-based technologies such as Intel chips and Microsoft operating system software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform, creating a common platform for all the company's high-end server lines. Future results will depend, in part, on customer acceptance of the new CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft operating system software. However, competition in this new market is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators, and independent software vendors.

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

The company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

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


Item 4.   Controls and Procedures
-------   -----------------------

     The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K


          On January 20, 2004, the company furnished a Current Report on
Form 8-K to provide, under Items 7 and 12, the company's earnings release reporting its financial results for the quarter and year ended December 31, 2003. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

          On April 6, 2004, the company filed a Current Report on Form 8-K, dated April 6, 2004, to report under Items 5 and 7 of that form.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: April 22, 2004                        By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Carol S. Sabochick
                                                 ----------------------
                                                 Carol S. Sabochick
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3        Bylaws of Unisys Corporation, as amended through April 22, 2004

10 Agreement, dated April 6, 2004, between Lawrence A. Weinbach and Unisys Corporation (incorporated by reference to Exhibit 10 to the registrant's current report on Form 8-K dated April 6, 2004)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

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