Form 10-Q
period 2004-06-30
UNISYS CORP
filed 2004-07-23
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Number of shares of Common Stock outstanding as of June 30, 2004:
334,846,823.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Millions)


                                           June 30,
                                            2004       December 31,
                                         (Unaudited)       2003
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  643.4       $  635.9
Accounts and notes receivable, net           885.2        1,027.8
Inventories
   Parts and finished equipment              112.7          121.7
   Work in process and materials             120.0          116.9
Deferred income taxes                        272.4          270.0
Other current assets                         106.4           85.7
                                          --------       --------
Total                                      2,140.1        2,258.0
                                          --------       --------

Properties                                 1,347.4        1,352.7
Less-Accumulated depreciation
  and amortization                           924.8          928.5
                                          --------       --------
Properties, net                              422.6          424.2
                                          --------       --------
Outsourcing assets, net                      529.9          477.5
Marketable software, net                     329.8          332.2
Investments at equity                        183.3          153.3
Prepaid pension cost                          49.6           55.5
Deferred income taxes                      1,385.7        1,384.6
Goodwill                                     186.6          177.5
Other long-term assets                       189.3          211.8
                                          --------       --------
Total                                     $5,416.9       $5,474.6
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   10.4       $   17.7
Current maturities of long-term debt         150.7            2.2
Accounts payable                             429.8          513.8
Other accrued liabilities                  1,240.0        1,305.7
Income taxes payable                         192.2          214.1
                                          --------       --------
Total                                      2,023.1        2,053.5
                                          --------       --------
Long-term debt                               901.8        1,048.3
Accrued pension liabilities                  460.1          433.6
Other long-term liabilities                  539.1          544.0

Stockholders' equity
Common stock, shares issued: 2004, 336.8;
   2003, 333.8                                 3.4            3.3
Accumulated deficit                       (  366.4)      (  414.8)
Other capital                              3,856.9        3,818.6
Accumulated other comprehensive loss      (2,001.1)      (2,011.9)
                                          --------       --------
Stockholders' equity                       1,492.8        1,395.2
                                          --------       --------
Total                                     $5,416.9       $5,474.6
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)



                                       Three Months             Six Months
                                       Ended June 30           Ended June 30
                                     -----------------      ------------------
                                       2004      2003         2004      2003
                                     --------  --------     --------  --------
Revenue
  Services                           $1,158.8  $1,163.4     $2,323.8  $2,270.4
  Technology                            229.3     261.6        527.2     553.5
                                     --------  --------     --------  --------
                                      1,388.1   1,425.0      2,851.0   2,823.9
Costs and expenses
  Cost of revenue:
    Services                            930.2     906.8      1,855.9   1,789.3
    Technology                           90.8     126.1        236.5     255.4
                                     --------  --------     --------  --------
                                      1,021.0   1,032.9      2,092.4   2,044.7
  Selling, general and
    administrative expenses             272.9     242.4        534.1     486.1
  Research and development expenses      71.3      63.7        142.8     130.5
                                     --------  --------     --------  --------
                                      1,365.2   1,339.0      2,769.3   2,661.3
                                     --------  --------     --------  --------
Operating income                         22.9      86.0         81.7     162.6

Interest expense                         18.2      18.4         35.2      34.1
Other income (expense), net              24.0      10.6         24.6       7.2
                                     --------  --------     --------  --------
Income before income taxes               28.7      78.2         71.1     135.7
Provision for income taxes                9.3      25.7         22.8      44.7
                                     --------  --------     --------  --------
Net income                           $   19.4  $   52.5     $   48.3  $   91.0
                                     ========  ========     ========  ========

Earnings per share
  Basic                              $    .06  $    .16     $    .14  $    .28
                                     ========  ========     ========  ========
  Diluted                            $    .06  $    .16     $    .14  $    .28
                                     ========  ========     ========  ========





See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Six Months Ended
                                                         June 30
                                                    -----------------
                                                      2004       2003
                                                    --------   -------

Cash flows from operating activities
Net income                                         $   48.3   $   91.0
Add(deduct) items to reconcile net income
   to net cash provided by operating activities:
Depreciation and amortization of properties and
   outsourcing assets                                 123.1      105.4
Amortization of marketable software                    62.9       59.9
(Increase) in deferred income taxes, net             (  2.4)    (  1.5)
Decrease (increase) in receivables, net               185.3     (  6.6)
Decrease in inventories                                 6.4       19.5
(Decrease) in accounts payable and other
   accrued liabilities                               (172.2)    (177.5)
(Decrease) increase in income taxes payable          ( 21.9)      17.5
Increase (decrease) in other liabilities                3.5     ( 14.8)
(Increase) in other assets                           ( 27.8)    ( 39.1)
Other                                                   8.8     (  5.6)
                                                    -------     ------
Net cash provided by operating activities             214.0       48.2
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        2,878.8    2,387.5
   Purchases of investments                        (2,879.0)  (2,421.7)
   Investment in marketable software                 ( 60.5)    ( 76.9)
   Capital additions of properties and
     outsourcing assets                              (143.5)    (112.0)
   Purchases of businesses                           ( 12.6)    (  2.0)
                                                    -------     ------
Net cash used for investing activities               (216.8)    (225.1)
                                                    -------     ------
Cash flows from financing activities
   Net reduction in short-term borrowings             (10.6)    ( 59.6)
   Proceeds from employee stock plans                  24.0       13.9
   Payments of long-term debt                        (  1.7)    (  3.0)
   Proceeds from issuance of long-term debt                      293.3
                                                    -------     ------

Net cash provided by financing activities              11.7      244.6
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                          ( 1.4)      12.3
                                                    -------     ------

Increase in cash and cash equivalents                   7.5       80.0
Cash and cash equivalents, beginning of period        635.9      301.8
                                                    -------    -------
Cash and cash equivalents, end of period            $ 643.4    $ 381.8
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

a. The following table shows how earnings per share were computed for the three and six months ended June 30, 2004 and 2003 (dollars in millions, shares in thousands):
                                  Three Months Ended       Six Months Ended
                                       June 30                 June 30
                                  ------------------      ------------------
                                    2004       2003         2004       2003
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Net income                    $  19.4    $  52.5      $  48.3    $  91.0
                                  =======    =======      =======    =======
    Weighted average shares       334,411    328,783      333,567    327,996
                                  =======    =======      =======    =======
    Basic earnings per share      $   .06    $   .16      $   .14    $   .28
                                  =======    =======      =======    =======
    Diluted Earnings Per Share

    Net income                    $  19.4    $  52.5      $  48.3    $  91.0
                                  =======    =======      =======    =======
    Weighted average shares       334,411    328,783      333,567    327,996
    Plus incremental shares
      from assumed exercises
      under employee stock plans    4,356      2,366        4,840      1,991
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      338,767    331,149      338,407    329,987
                                  =======    =======      =======    =======
    Diluted earnings per share    $   .06    $   .16      $   .14    $   .28
                                  =======    =======      =======    =======

    At June 30, 2004, 25.8 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

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

    Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2004 and 2003 was $1.3 million and $11.5 million, and $2.6 million and $14.6 million, respectively. The profit on these transactions is eliminated in Corporate.

    The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

    A summary of the company's operations by business segment for the three and six month periods ended June 30, 2004 and 2003 is presented below (in millions of dollars):

                              Total    Corporate    Services    Technology
    Three Months Ended        -----    ---------    --------    ----------
      June 30, 2004
    ------------------
    Customer revenue         $1,388.1               $1,158.8     $  229.3
    Intersegment                        $( 57.3)         4.5         52.8
                             --------   -------     --------     --------
    Total revenue            $1,388.1   $( 57.3)    $1,163.3     $  282.1
                             ========   =======     ========     ========
    Operating income (loss)  $   22.9   $(   .4)    $    8.2     $   15.1
                             ========   =======     ========     ========
    Three Months Ended
      June 30, 2003
    ------------------
    Customer revenue         $1,425.0               $1,163.4     $  261.6
    Intersegment                        $( 89.2)         6.3         82.9
                             --------   -------     --------     --------
    Total revenue            $1,425.0   $( 89.2)    $1,169.7     $  344.5
                             ========   =======     ========     ========
    Operating income (loss)  $   86.0   $(  4.9)    $   64.1     $   26.8
                             ========   =======     ========     ========
    Six Months Ended
     June 30, 2004
    ----------------
    Customer revenue         $2,851.0               $2,323.8     $  527.2
    Intersegment                        $(103.0)         9.3         93.7
                             --------   -------     --------     --------
    Total revenue            $2,851.0   $(103.0)    $2,333.1     $  620.9
                             ========   =======     ========     ========
    Operating income (loss)  $   81.7   $    -      $   37.4     $   44.3
                             ========   =======     ========     ========
    Six Months Ended
     June 30, 2003
    ------------------
    Customer revenue         $2,823.9               $2,270.4     $  553.5
    Intersegment                        $(159.2)        11.9        147.3
                             --------   -------     --------     --------
    Total revenue            $2,823.9   $(159.2)    $2,282.3     $  700.8
                             ========   =======     ========     ========
    Operating income (loss)  $  162.6   $(  2.3)    $   98.5     $   66.4
                             ========   =======     ========     ========

    Presented below is a reconciliation of total business segment operating income to consolidated income before taxes (in millions of dollars):


                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2004      2003       2004      2003
                                         ----      ----       ----      ----
   Total segment operating income       $ 23.3    $ 90.9     $ 81.7    $164.9
   Interest expense                      (18.2)    (18.4)     (35.2)    (34.1)
   Other income (expense), net            24.0      10.6       24.6       7.2
   Corporate and eliminations            (  .4)    ( 4.9)        -      ( 2.3)
                                        ------    ------     ------    ------
   Total income before income taxes     $ 28.7    $ 78.2     $ 71.1    $135.7
                                        ======    ======     ======    ======

   Customer revenue by classes of similar products or services, by segment, is presented below:
                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                     ------------------    ------------------
                                        2004       2003        2004      2003
                                        ----       ----        ----      ----
   Services
     Consulting and systems
       integration                    $  413.9  $  386.0    $  791.0  $  742.4
     Outsourcing                         419.4     421.8       862.4     831.1
     Infrastructure services             180.0     211.8       379.5     412.6
     Core maintenance                    145.5     143.8       290.9     284.3
                                      --------  --------    --------   -------
                                       1,158.8   1,163.4     2,323.8   2,270.4
   Technology
     Enterprise-class servers            185.5     193.8       387.3     411.6
     Specialized technologies             43.8      67.8       139.9     141.9
                                      --------  --------    --------  --------
                                         229.3     261.6       527.2     553.5
                                      --------  --------    --------  --------
   Total                              $1,388.1  $1,425.0    $2,851.0  $2,823.9
                                      ========  ========    ========  ========

c. Comprehensive income for the three and six months ended June 30, 2004 and 2003 includes the following components (in millions of dollars):

                                      Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2004      2003       2004      2003
                                         ----      ----       ----      ----
   Net income                           $ 19.4    $ 52.5     $ 48.3    $ 91.0

   Other comprehensive income (loss)
    Cash flow hedges
     Income (loss), net of tax of
      $1.4, $(2.6), $.4, and $(2.6)        2.5      (4.7)        .9      (4.8)
     Reclassification adjustments,
      net of tax of $(.1), $1.0 ,$1.6,
      and $2.0                             (.2)      1.7        2.9       3.8
     Foreign currency translation
       adjustments                       (13.2)     38.6        7.0      30.9
                                        ------    ------     ------    ------
     Total other comprehensive
       income (loss)                     (10.9)     35.6       10.8      29.9
                                        ------    ------     ------    ------
     Comprehensive income               $  8.5    $ 88.1     $ 59.1    $120.9
                                        ======    ======     ======    ======


    Accumulated other comprehensive income (loss) as of December 31, 2003 and June 30, 2004 is as follows (in millions of dollars):

                                                            Cash    Minimum
                                              Translation   Flow    Pension
                                     Total    Adjustments  Hedges  Liability
                                     -----    -----------  ------  ---------
    Balance at December 31, 2002   $(2,236.9)  $(745.0)   $( 1.5) $(1,490.4)
    Change during period               225.0      65.3     ( 5.1)     164.8
                                   ---------   -------    ------  ---------
    Balance at December 31, 2003    (2,011.9)   (679.7)    ( 6.6)  (1,325.6)
    Change during period                10.8       7.0       3.8
                                   ---------   -------    ------  ---------
    Balance at June 30, 2004       $(2,001.1)  $(672.7)   $ (2.8) $(1,325.6)
                                   =========   =======    ======  =========


d. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the six months ended June 30, 2004 and 2003 was $2.9 million and $1.8 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

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
                                         Three Months Ended  Six Months Ended
                                               June 30,         June 30,
                                         ------------------  ----------------
                                           2004    2003        2004    2003
                                           ----    ----        ----    ----
    Balance at beginning
      of period                           $17.9   $19.3       $20.8   $19.2

    Accruals for warranties issued
      during the period                     2.1     6.8         7.1    11.7

    Settlements made during the
      period                               (4.2)   (4.4)       (8.9)   (9.1)

    Changes in liability for
      pre-existing warranties during
      the period, including expirations     (.8)    (.6)       (4.0)    (.7)
                                          -----   -----       -----   -----
    Balance at June 30                    $15.0   $21.1       $15.0   $21.1
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
                                       Three Months Ended   Six Months Ended
                                             June 30,           June 30,
                                       ------------------   ----------------
                                         2004      2003       2004      2003
                                         ----      ----       ----      ----
   Net income as reported               $ 19.4    $ 52.5     $ 48.3    $ 91.0
   Deduct total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of tax                  ( 7.7)    (10.3)     (17.7)    (24.8)
                                        ------    ------     ------    ------
   Pro forma net income                 $ 11.7    $ 42.2     $ 30.6    $ 66.2
                                        ======    ======     ======    ======
   Earnings per share
     Basic - as reported                $  .06    $  .16     $  .14    $  .28
     Basic - pro forma                  $  .03    $  .13     $  .09    $  .20
     Diluted - as reported              $  .06    $  .16     $  .14    $  .28
     Diluted - pro forma                $  .03    $  .13     $  .09    $  .20

g. Net periodic pension expense (income) for the three and six months ended June 30, 2004 and 2003 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended June 30, 2004     Ended June 30, 2003
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $ 28.6  $ 16.5   $ 12.1  $ 23.5   $ 13.5  $ 10.0
    Interest cost                90.7    66.7     24.0    86.7     66.6    20.1
    Expected return on
      plan assets              (123.3)  (94.7)   (28.6) (125.7)  (101.0)  (24.7)
    Amortization of prior
      service (benefit) cost     (1.6)   (1.9)      .3    (2.5)    (3.0)    0.5
    Recognized net actuarial
      loss                       30.4    24.3      6.1     8.9      4.9     4.0
    Settlement/curtailment
      loss                                                 1.2              1.2
                                -----   -----   ------   ------   ------  -----
    Net periodic pension
      expense (income)          $24.8  $ 10.9   $ 13.9  $ (7.9)  $ (19.0)$ 11.1
                                =====  ======   ======  =======   ======  =====

                                     Six Months               Six Months
                                 Ended June 30, 2004       Ended June 30, 2003
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $ 57.9  $ 33.6   $ 24.3  $ 48.7   $ 29.4  $ 19.3
    Interest cost               180.2   132.3     47.9   173.4    133.6    39.8
    Expected return on
      plan assets              (246.8) (189.5)   (57.3) (251.1)  (201.8)  (49.3)
    Amortization of prior
      service (benefit) cost     (3.0)   (3.8)      .8    (5.3)    (6.0)    0.7
    Recognized net actuarial
      loss                       58.7    46.5     12.2    17.8     10.4     7.4
    Settlement/curtailment
      loss                                                2.2               2.2
                                -----   -----   ------   ------   ------  -----
    Net periodic pension
      expense (income)          $47.0   $19.1   $ 27.9  $(14.3)  $(34.4) $ 20.1
                                =====   =====   ======  =======   ======  =====

    The company currently expects to make cash contributions of approximately $70 million to its worldwide defined benefit pension plans in 2004 compared with $62.5 million in 2003. For the six months ended June 30, 2004 and 2003, $27.5 million and $22.7 million, respectively of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2004.

    Net periodic postretirement benefit expense for the three and six months ended June 30, 2004 and 2003 is presented below (in millions of dollars):

                                               Three Months    Six Months
                                               Ended June 30,  Ended June 30,
                                               --------------  --------------
                                                 2004    2003   2004    2003
                                                 ----    ----   ----    ----
    Interest cost                               $ 3.5   $ 3.6  $  7.0   $ 7.2
    Amortization of prior service benefit         (.5)    (.5)   (1.0)   (1.0)
    Recognized net actuarial loss                 1.0      .7     2.0     1.4
                                                -----   -----   -----   -----
    Net periodic postretirement benefit
      expense                                   $ 4.0   $ 3.8   $ 8.0   $ 7.6
                                                =====   =====   =====   =====

    The company expects to make cash contributions of approximately $25 million to its postretirement benefit plan in 2004. For the six months ended
    June 30, 2004, $14 million of cash contributions have been made.

h. Substantially all of the company's investments at equity consist of Nihon Unisys, Ltd., a publicly traded Japanese company ("NUL"). NUL is the exclusive supplier of the company's hardware and software products in Japan. The company owns approximately 28% of NUL's outstanding common stock. Prior to January 1, 2004, the company's share of NUL's earnings or losses were recorded semiannually in the second quarter and fourth quarter on a quarter-lag basis since NUL's quarterly financial results were not available. Due to recent regulatory changes in Japan, NUL is required to publish its earnings quarterly. Accordingly, effective January 1, 2004, the company has begun to record its equity earnings in NUL quarterly on a quarter-lag basis, and recorded equity income of $9.1 million and $14.4 million for the three and six months ended June 30, 2004, respectively.

i. Cash paid during the six months ended June 30, 2004 and 2003 for income taxes was $35.7 million and $42.2 million, respectively.

    Cash paid during the six months ended June 30, 2004 and 2003 for interest was $42.7 million and $33.8 million, respectively.

j. In November 2003, the company purchased KPMG's Belgian consulting business for approximately $3.3 million of cash plus assumed liabilities. The preliminary purchase price allocation was completed in December 2003 and assumed that the excess of the purchase price over the assets acquired and liabilities assumed was allocated to goodwill. An outside appraisal company completed its appraisal during the March 2004 quarter. Approximately $1.5 million of amortizable intangibles (principally customer relationships) were identified and recorded. The intangible assets have a weighted average life of approximately 5.5 years. The goodwill from this acquisition has been assigned to the Services segment.

    In April 2004, the company purchased the document services business unit of Interpay Nederlands B.V. ("Interpay") for $5.2 million. This business unit processes approximately 110 million paper-related payments a year for Dutch banks. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values, and resulted in goodwill of $3.4 million. The acquisition provides for the company to make contingent payments to Interpay based on the achievement of certain future revenue levels. The contingent consideration will be recorded as additional goodwill when the contingencies are resolved and consideration is issued or becomes issuable. The goodwill from this acquisition has been assigned to the Services segment.

    In June 2004, the company purchased the security services and identity and access management solutions business of ePresence, Inc., whose consultants design and implement enterprise directory and security solutions that enable identity management within and across organizations. The purchase price of $10.6 million will be allocated to assets acquired and liabilities assumed based on their estimated fair values. The preliminary allocation of the purchase price assumes that the excess of the purchase price over the assets acquired and liabilities assumed of $8.2 million will be allocated to goodwill. There can be no assurance that this preliminary allocation will represent the final purchase price allocation. The purchase price allocation will be completed within the next few months after finalization of appraisals. The goodwill from this acquisition has been assigned to the Services segment.

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


    On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP No. 106-2"). The above Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
    D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation ("APBO") and net periodic postretirement benefit cost taking into account any subsidy received under the Act. As of June 30, 2004, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy because the company has not yet been able to conclude whether the benefits provided by its postretirement medical plan are actuarially equivalent to Medicare Part D under the Act.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


Results of Operations
---------------------

The company experienced a slowdown in certain areas of its business, particularly in infrastructure services and in enterprise servers in the second quarter of 2004. This resulted in deferrals and delays of some technology contracts and services projects late in the quarter, leading to lower-than-anticipated results for the period.

For the three months ended June 30, 2004, the company reported net income of $19.4 million, or $.06 per share, compared with $52.5 million, or $.16 per share, for the three months ended June 30, 2003.

Total revenue for the quarter ended June 30, 2004 was $1.39 billion, down 3% from revenue of $1.43 billion for the quarter ended June 30, 2003. Foreign currency translations had a 4% positive impact on revenue in the quarter when compared with the year-ago period. In the current quarter, Services revenue was flat and Technology revenue decreased 12% from the prior year.

U.S. revenue decreased 5% in the current quarter compared with the year-ago period and revenue in international markets was flat as an increase in Europe was offset by declines in other international regions. On a constant currency basis, international revenue declined 8% in the quarter.

Pension expense for the three months ended June 30, 2004 was $24.8 million compared with $7.9 million of pension income for the three months ended
June 30, 2003. The change was due to the following: (1) a decline in the discount rate used for the U.S. pension plan to 6.25% at December 31, 2003 from 6.75% at December 31, 2002, (2) an increase in amortization of net unrecognized losses, (3) lower expected returns on plan assets due to amortization of the difference between the calculated value of plan assets and the fair value of plan assets, and (4) for international plans, declines in discount rates and currency translation. The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each income statement line is based on where the salaries of the active employees are charged. The company currently expects to report pension expense of approximately $90 - $95 million in 2004 compared with pension income of $22.6 million in 2003.

Total gross profit margin was 26.4% in the second quarter of 2004 compared with 27.5% in the year-ago period, the change principally reflected pension expense of $17.8 million in the current quarter compared with pension income of $1.5 million in the year-ago quarter.

For the three months ended June 30, 2004, selling, general and administrative expenses were $272.9 million (19.7% of revenue) compared with $242.4 million (17.0% of revenue) for the three months ended June 30, 2003. The increase principally reflected pension expense of $4.8 million in the current year compared with $2.4 million of pension income in the year-ago period as well as the impact of foreign currency exchange rates.

Research and development ("R&D") expense was $71.3 million compared with $63.7 million a year ago. The company continues to invest in high-end Cellular MultiProcessing server technology and in key programs within its industry practices. R&D in the current period includes $2.2 million of pension expense compared with pension income of $4.0 million in the year-ago period.

For the second quarter of 2004, the company reported an operating income percent of 1.6% compared with 6.0% for the second quarter of 2003. The change principally reflected pension expense of $24.8 million in the current quarter compared with pension income of $7.9 million in the year-ago period as well as lower revenue and higher selling, general and administrative expenses.

Interest expense for the three months ended June 30, 2004 was $18.2 million compared with $18.4 million for the three months ended June 30, 2003.

Other income (expense), net was income of $24.0 million in the current quarter compared with income of $10.6 million in the year-ago quarter. The increase in income was principally due to foreign currency exchange gains of $1.5 million in the current quarter compared with exchange losses of $6.9 million in the year-ago quarter.

Income before income taxes was $28.7 million in the second quarter of 2004 compared with $78.2 million last year. The provision for income taxes was $9.3 million in the current period compared with $25.7 million in the year-ago period. The effective tax rate was 32% in 2004 and 33% in 2003.

For the six months ended June 30, 2004, the company reported net income of $48.3 million, or $.14 per share, compared with $91.0 million, or $.28 per share, for the six months ended June 30, 2003.

Total revenue for the six months ended June 30, 2004 was $2.85 billion, up 1% from revenue of $2.82 billion for the six months ended June 30, 2003. Foreign currency translations had a 5% positive impact on revenue in the six months when compared with the year-ago period. In the current six-month period, Services revenue increased 2% and Technology revenue decreased 5%.

U.S. revenue decreased 1% in the current six-month period compared with the year-ago period and revenue in international markets increased 3% driven by an increase in Europe which was partially offset by declines in other international regions. On a constant currency basis, international revenue declined 7% in the six months ended June 30, 2004.

Pension expense for the six months ended June 30, 2004 was $47.0 million compared with $14.3 million of pension income for the six months ended June 30, 2003.

Total gross profit margin was 26.6% in the six months ended June 30, 2004 compared with 27.6% in the year-ago period. The change principally reflected pension expense of $33.3 million in the current period compared with pension income of $2.7 million in the year-ago period.

For the six months ended June 30, 2004, selling, general and administrative expenses were $534.1 million (18.7% of revenue) compared with $486.1 million (17.2% of revenue) for the six months ended June 30, 2003.

R&D expense for the six months ended June 30, 2004 was $142.8 million compared with $130.5 million a year ago. R&D in the current period includes $4.0 million of pension expense compared with pension income of $7.2 million in the year-ago period.

For the six months ended June 30, 2004, the company reported an operating income percent of 2.9% compared with 5.8% for the six months ended June 30, 2003. The change principally reflected pension expense of $47.0 million in the current period compared with pension income of $14.3 million in the year-ago period.

Interest expense for the six months ended June 30, 2004 was $35.2 million compared with $34.1 million for the six months ended June 30, 2003. The increase in interest expense was due to higher borrowing levels in 2004.

Other income (expense), net was income of $24.6 million in the current six-month period compared with income of $7.2 million in the year-ago period. The increase in income was principally due to foreign exchange losses of $.7 million in the current year compared with losses of $11.3 million in the prior-year period as well as Nihon Unisys Ltd. ("NUL") equity income of $14.4 million in the current period compared with $10.2 million in the prior-year period.

Income before income taxes was $71.1 million in the six months ended June 30, 2004 compared with $135.7 million last year. The provision for income taxes was $22.8 million in the current period compared with $44.7 million in the year-ago period. The effective tax rate was 32% in 2004 and 33% in 2003.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2004 and 2003, was $1.3 million and $11.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2004
------------------
Customer revenue          $1,388.1                  $1,158.8    $229.3
Intersegment                           $( 57.3)          4.5      52.8
                          --------     -------      --------    ------
Total revenue             $1,388.1     $( 57.3)     $1,163.3    $282.1
                          ========     =======      ========    ======

Gross profit percent          26.4%                     18.5%     53.3%
                          ========                  ========    ======
Operating income
     percent                   1.6%                       .7%      5.4%
                          ========                  ========    ======
Three Months Ended
June 30, 2003
------------------
Customer revenue          $1,425.0                  $1,163.4    $261.6
Intersegment                           $( 89.2)          6.3      82.9
                          --------     -------      --------    ------
Total revenue             $1,425.0     $( 89.2)     $1,169.7    $344.5
                          ========     =======      ========    ======
Gross profit percent          27.5%                     20.0%     46.6%
                          ========                  ========    ======
Operating income
     percent                   6.0%                      5.5%      7.8%
                          ========                  ========    ======

Gross profit percent and operating income percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.16 billion for the three months ended June 30, 2004, compared with $1.16 billion for the three months ended June 30, 2003. Foreign currency translations had about a 4% positive impact on Services revenue in the quarter when compared with the year-ago period. In Services revenue there was a 7% increase in consulting and systems integration ($414 million in 2004 compared with $386 million in 2003) and a 1% increase in core maintenance revenue ($146 million in 2004 compared with $143 million in 2003). Offsetting these increases was a decline of 15% in infrastructure services revenue ($180 million in 2004 compared with $212 million in 2003). Outsourcing revenue was flat ($419 million in 2004 compared with $422 million in 2003). The decline in infrastructure services revenue was principally due to less project-based work in the current quarter compared with the year-ago quarter. Services gross profit was 18.5% for the three months ended June 30, 2004 compared with 20.0% in the year-ago period. This change was principally due to the impact of pension expense of $17.4 million in the current quarter compared with pension income of $.7 million in the year-ago period. Services operating income percent was .7% for the three months ended June 30, 2004 compared with 5.5% last year. This change was principally due to the impact of pension expense of $21.1 million in the current quarter compared with pension income of $3.2 million in the prior year as well as higher selling, and general and administrative expenses in the current quarter.

In the Technology segment, customer revenue was $229 million for the three months ended June 30, 2004, down 12% compared with $262 million for the three months ended June 30, 2003. Foreign currency translations had about a 2% positive impact on Technology revenue in the quarter when compared with the year-ago period. The decrease in revenue was due to a 35% decrease in sales of specialized technology products ($44 million in 2004 compared with $68 million in 2003) and a 4% decline in sales of enterprise-class servers ($185 million in 2004 compared with $194 million in 2003). The decrease in specialized technology revenue was caused by lower sales of semiconductor test systems and payment systems. Sales of these systems can vary significantly from quarter to quarter depending on customer needs. Technology gross profit was 53.3% for the three months ended June 30, 2004 compared with 46.6% in the year-ago period, and Technology operating income percent was 5.4% for the three months ended June 30, 2004 compared with 7.8% last year. The gross profit increase primarily reflected a higher proportion of high-end, higher-margin products within the ClearPath product line. The decline in operating income percent was principally due to pension expense of $3.7 million in the current period compared with pension income of $4.7 million in the prior-year period.

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

Financial Condition
-------------------

Cash and cash equivalents at June 30, 2004 were $643.4 million compared with $635.9 million at December 31, 2003.

During the six months ended June 30, 2004, cash provided by operations was $214.0 million compared with $48.2 million for the six months ended June 30, 2003. Operating cash flow increased principally due to higher receivable collections and lower restructuring expenditures. Cash expenditures in the six months ended June 30, 2004 related to prior-year restructuring charges (which are included in operating activities) were approximately $7 million compared with $45 million for the prior-year period, and are expected to be approximately $6 million for the remainder of 2004 and $10 million in total for all subsequent years, principally for work-force reductions and idle lease costs.

Cash used for investing activities for the six months ended June 30, 2004 was $216.8 million compared with $225.1 million during the six months ended June 30, 2003. The decrease in cash used was principally due to net purchases of investments of $.2 million in the current period compared with net purchases of $34.2 million in the prior-year period. In addition, the current period investment in marketable software was $60.5 million compared with $76.9 million in the prior-year. Capital additions were $143.5 million for the six months ended June 30, 2004 compared with $112.0 million in the prior-year period. The increase in current year capital expenditures was principally due to additions of revenue-generating assets, particularly in the company's outsourcing business, as well as expenditures related to the move of the company's Federal headquarters into a new facility. Cash expenditures for purchases of businesses was $12.6 million for the six months ended June 30, 2004 compared with $2.0 million in the prior year.

Cash provided by financing activities during the six months ended June 30, 2004 was $11.7 million compared with $244.6 million in the prior year. The prior period includes net proceeds from issuance of long-term debt of $293.3 million in connection with the company's issuance in March 2003 of $300 million of 6 7/8% senior notes due 2010.

At June 30, 2004 and December 31, 2003, total debt was $1.1 billion.

The company has a $500 million credit agreement that expires in May 2006. As of June 30, 2004, there were no borrowings under this facility, and the entire
$500 million was available for borrowings.   Borrowings under the agreement
bear interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, described below.

In addition, the company and certain international subsidiaries have access to certain uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible
U.S. trade accounts receivable through a wholly owned subsidiary, Unisys
Funding Corporation I. The facility is renewable annually at the purchasers' option and expires in December 2006. At June 30, 2004, the company had sold $217 million of eligible receivables compared with $225 million at December 31, 2003.

At June 30, 2004, the company has met all covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At June 30, 2004, the company had deferred tax assets in excess of deferred tax liabilities of $2,032 million. For the reasons cited below, management determined that it is more likely than not that $1,586 million of such assets will be realized, therefore resulting in a valuation allowance of $446 million.

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

Stockholders' equity increased $97.6 million during the six months ended June 30, 2004, principally reflecting net income of $48.3 million, $35.4 million for issuance of stock under stock option and other plans, $2.9 million of tax benefits related to employee stock plans and currency translation of $7.0 million.

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

In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit plan in 2004. The company expects to make cash contributions of approximately $70 million to its other defined benefit pension plans during 2004.

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

The company's future results will depend in part on its ability to grow outsourcing and infrastructure services. The company's outsourcing contracts are multiyear engagements under which the company takes over management of a client's technology operations, business processes or networks. The company will need to maintain a strong financial position in order to grow its outsourcing business. In a number of these arrangements, the company hires certain of its clients' employees and may become responsible for the related employee obligations, such as pension and severance commitments.

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

Approximately 54% of the company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, and weaker intellectual property protections in some jurisdictions.

The company cannot be sure that its services and products do not infringe on the intellectual property rights of third parties, and it may have infringement claims asserted against it or against its clients. These claims could cost the company money, prevent it from offering some services or products, or damage its reputation.

Item 4.   Controls and Procedures
---------------------------------

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Part II - OTHER INFORMATION
-------   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2004 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 22, 2004 in Philadelphia, Pennsylvania.

(c) The following matter was voted upon at the Annual Meeting and received the following votes:

       Election of Directors as follows:

       Henry C. Duques - 293,986,489 votes for; 10,001,384 votes withheld

       Clayton M. Jones - 293,943,825 votes for; 10,044,048 votes withheld

       Theodore E. Martin - 290,945,808 votes for; 13,042,065 votes withheld

       Lawrence A. Weinbach - 295,253,437 votes for; 8,734,436 votes withheld

Item 5    Other Information
---------------------------

On July 22, 2004, the company's Board of Directors elected Matthew J. Espe, chairman and chief executive officer of IKON Office Solutions, Inc., as a director of Unisys. Mr. Espe has been named to the Finance Committee of the Board.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

(a)       Exhibits

          See Exhibit Index

(b)       Reports on Form 8-K

          As previously disclosed in the company's Quarterly Report on From 10-Q for the quarterly period ended March 31, 2004, on April 6, 2004, the company filed a Current Report on Form 8-K dated April 6, 2004, to report under Items 5 and 7 of that form.

          On April 15, 2004 the company furnished a Current Report on Form 8-K to provide, under Items 7 and 12, the company's earnings release reporting its financial results for the quarter ended March 31, 2004. Such information shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934.

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: July 22, 2004                         By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Carol S. Sabochick
                                                 ----------------------
                                                 Carol S. Sabochick
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------

3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Bylaws of Unisys Corporation, as amended through April 22, 2004 (incorporated by reference to Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.1 Agreement, dated April 6, 2004, between Lawrence A. Weinbach and Unisys Corporation (incorporated by reference to Exhibit 10 to the registrant's current Report on Form 8-K dated April 6, 2004)

10.2 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004

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