Form 10-Q
period 2004-09-30
UNISYS CORP
filed 2004-10-22
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Number of shares of Common Stock outstanding as of September 30, 2004:
335,930,924.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Millions)


                                           Sept. 30,
                                            2004       December 31,
                                         (Unaudited)       2003
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                   $573.7       $  635.9
Accounts and notes receivable, net           962.0        1,027.8
Inventories
   Parts and finished equipment              102.2          121.7
   Work in process and materials             117.7          116.9
Deferred income taxes                        295.0          270.0
Other current assets                         104.9           85.7
                                          --------       --------
Total                                      2,155.5        2,258.0
                                          --------       --------

Properties                                 1,364.9        1,352.7
Less-Accumulated depreciation
  and amortization                           952.5          928.5
                                          --------       --------
Properties, net                              412.4          424.2
                                          --------       --------
Outsourcing assets, net                      510.9          477.5
Marketable software, net                     341.3          332.2
Investments at equity                        166.4          153.3
Prepaid pension cost                          49.2           55.5
Deferred income taxes                      1,385.7        1,384.6
Goodwill                                     185.3          177.5
Other long-term assets                       203.5          211.8
                                          --------       --------
Total                                     $5,410.2       $5,474.6
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   20.0       $   17.7
Current maturities of long-term debt         150.8            2.2
Accounts payable                             392.6          513.8
Other accrued liabilities                  1,233.5        1,305.7
Income taxes payable                         153.5          214.1
                                          --------       --------
Total                                      1,950.4        2,053.5
                                          --------       --------
Long-term debt                               899.5        1,048.3
Accrued pension liabilities                  471.6          433.6
Other long-term liabilities                  551.1          544.0

Stockholders' equity
Common stock, shares issued: 2004, 337.9;
   2003, 333.8                                 3.4            3.3
Accumulated deficit                         (341.3)      (  414.8)
Other capital                              3,869.4        3,818.6
Accumulated other comprehensive loss      (1,993.9)      (2,011.9)
                                          --------       --------
Stockholders' equity                       1,537.6        1,395.2
                                          --------       --------
Total                                     $5,410.2       $5,474.6
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)



                                       Three Months             Nine Months
                                    Ended September 30      Ended September 30
                                    ------------------      ------------------
                                       2004      2003         2004      2003
                                     --------  --------     --------  --------
Revenue
  Services                           $1,147.1  $1,124.3     $3,470.9  $3,394.7
  Technology                            298.6     325.4        825.8     878.9
                                     --------  --------     --------  --------
                                      1,445.7   1,449.7      4,296.7   4,273.6
Costs and expenses
  Cost of revenue:
    Services                            965.7     886.1      2,821.6   2,675.4
    Technology                          139.0     138.5        375.5     393.9
                                     --------  --------     --------  --------
                                      1,104.7   1,024.6      3,197.1   3,069.3
  Selling, general and
    administrative expenses             303.7     251.0        837.8     737.1
  Research and development expenses      75.3      68.2        218.1     198.7
                                     --------  --------     --------  --------
                                      1,483.7   1,343.8      4,253.0   4,005.1
                                     --------  --------     --------  --------
Operating income (loss)                 (38.0)    105.9         43.7     268.5

Interest expense                         16.2      17.2         51.4      51.3
Other income (expense), net              (3.0)     (4.7)        21.6       2.5
                                     --------  --------     --------  --------
Income (loss) before income taxes       (57.2)     84.0         13.9     219.7
Provision (loss) for income taxes       (82.4)     27.8        (59.6)     72.5
                                     --------  --------     --------  --------
Net income                           $   25.2  $   56.2     $   73.5  $  147.2
                                     ========  ========     ========  ========

Earnings per share
  Basic                              $    .08  $    .17     $    .22  $    .45
                                     ========  ========     ========  ========
  Diluted                            $    .07  $    .17     $    .22  $    .44
                                     ========  ========     ========  ========

See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Nine Months Ended
                                                      September 30
                                                    -----------------
                                                      2004       2003
                                                    --------   -------

Cash flows from operating activities
Net income                                         $   73.5   $  147.2
Add(deduct) items to reconcile net income
   to net cash provided by operating activities:
Depreciation and amortization of properties and
   outsourcing assets                                 181.7      154.9
Amortization of marketable software                    96.6       92.2
(Increase) in deferred income taxes, net              (25.3)    (  2.5)
Decrease (increase) in receivables, net                97.2     ( 32.3)
Decrease in inventories                                19.1       43.0
(Decrease) in accounts payable and other
   accrued liabilities                               (207.5)    (192.8)
(Decrease) increase in income taxes payable           (52.6)      19.8
Increase (decrease) in other liabilities               19.8     ( 44.0)
(Increase) in other assets                            (34.0)    ( 29.9)
Other                                                  44.7        6.5
                                                    -------     ------
Net cash provided by operating activities             213.2      162.1
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        4,423.4    3,626.1
   Purchases of investments                        (4,427.4)  (3,663.2)
   Investment in marketable software                  (88.8)    (109.4)
   Capital additions of properties and
     outsourcing assets                              (192.4)    (177.9)
   Purchases of businesses                            (18.6)    (  2.0)
                                                    -------     ------
Net cash used for investing activities               (303.8)    (326.4)
                                                    -------     ------
Cash flows from financing activities
   Net reduction in short-term borrowings              (1.0)    ( 57.0)
   Proceeds from employee stock plans                  30.9       21.0
   Payments of long-term debt                        (  2.3)    (  3.8)
   Proceeds from issuance of long-term debt             -        293.3
                                                    -------     ------

Net cash provided by financing activities              27.6      253.5
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                             .8       11.7
                                                    -------     ------

Increase (decrease) in cash and cash equivalents      (62.2)     100.9
Cash and cash equivalents, beginning of period        635.9      301.8
                                                    -------    -------
Cash and cash equivalents, end of period            $ 573.7    $ 402.7
                                                    =======    =======


See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods specified. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.

a. The following table shows how earnings per share were computed for the three and nine months ended September 30, 2004 and 2003 (dollars in millions, shares in thousands):
                                  Three Months Ended       Nine Months Ended
                                    September 30             September 30
                                  ------------------      ------------------
                                    2004       2003         2004       2003
                                  -------    -------      -------    -------
    Basic Earnings Per Share

    Net income                    $  25.2    $  56.2      $  73.5    $ 147.2
                                  =======    =======      =======    =======
    Weighted average shares       335,576    330,033      334,236    328,675
                                  =======    =======      =======    =======
    Basic earnings per share      $   .08    $   .17      $   .22    $   .45
                                  =======    =======      =======    =======
    Diluted Earnings Per Share

    Net income                    $  25.2    $  56.2      $  73.5    $ 147.2
                                  ========   =======      =======    =======
    Weighted average shares       335,576    330,033      334,236    328,675
    Plus incremental shares
      from assumed exercises
      under employee stock plans    1,786      3,946        3,823      2,642
                                  -------    -------      -------    -------
    Adjusted weighted average
      shares                      337,362    333,979      338,059    331,317
                                  =======    =======      =======    =======
    Diluted earnings per share    $   .07    $   .17      $   .22    $   .44
                                  =======    =======      =======    =======

    At September 30, 2004, 35.9 million shares related to employee stock plans were not included in the computation of diluted earnings per share because the option prices are above the average market price of the company's common stock.

b. As part of its ongoing efforts to reduce its cost base and enhance its administrative efficiency, on September 30, 2004, the company consolidated facility space and committed to a reduction of approximately 1,400 employees, primarily in general and administrative areas. These actions resulted in a pretax charge of $82.0 million, or $.18 per diluted share. The charge related to headcount reductions is approximately $75.3 million and is broken down as follows: (a) approximately 750 employees in the U.S. for a charge of about $23.2 million and (b) 650 employees outside the U.S. for a charge of about $52.1 million. The charge for employee reductions is principally related to severance costs. Other employee-related costs are not significant. The facility charge of approximately $6.7 million relates principally to a single U.S. leased property that as of September 30, 2004 the company ceased using. The facility charge represents the fair value of the liability at the cease-use date and was determined based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property.

    The employee reductions are expected to be substantially completed by the end of the second quarter of 2005. The company estimates that the cash requirements for the cost reduction actions will be about $85 million, mostly in 2005. The company anticipates that these actions will yield approximately $70 million of annualized cost savings on a run-rate basis by the end of 2005, thereby making the company better able to compete in the marketplace.

    The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $28.1 million; selling, general and administrative expenses, $50.2 million; research and development expenses, $8.4 million; and other income (expense), net, $4.7 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to a 51% owned subsidiary which is fully consolidated by the company.

c. During the September 2004 quarter, the U.S. Congressional Joint Committee on Taxation approved an income tax refund to the company related to the settlement of tax audit issues dating from the mid-1980s. The refund, including interest, is approximately $40 million and is recorded in current accounts receivable in the company's consolidated balance sheet. After payment of related state taxes, the company expects a net cash refund of approximately $30 million by the end of 2004 or in early 2005. As a result of the resolution of these audit issues, the company has recorded favorable adjustments to its existing tax liability reserves, which resulted in an after-tax benefit of $68.2 million, or $.20 per diluted share, to net income in the third quarter of 2004.

d. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - consulting and systems integration, outsourcing, infrastructure services and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.

    Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and nine months ended September 30, 2004 and 2003 was $7.2 million and $6.7 million, and $9.8 million and $18.6 million, respectively. The profit on these transactions is eliminated in Corporate.

    The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

    A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2004 and 2003 is presented below (in millions of dollars):

                              Total    Corporate    Services    Technology
    Three Months Ended        -----    ---------    --------    ----------
    September 30, 2004
    ------------------
    Customer revenue         $1,445.7                $1,147.1     $298.6
    Intersegment                         $(63.6)          5.2       58.4
                             --------    -------     --------     ------
    Total revenue            $1,445.7    $(63.6)     $1,152.3     $357.0
                             ========    =======     ========     ======
    Operating income (loss)  $  (38.0)   $(85.4)    $    (2.3)    $ 49.7
                             ========    =======    =========     ======
    Three Months Ended
    September 30, 2003
    ------------------
    Customer revenue         $1,449.7               $1,124.3    $  325.4
    Intersegment                         $(66.4)         7.3        59.1
                             --------   -------     --------    --------
    Total revenue            $1,449.7    $(66.4)    $1,131.6    $  384.5
                             ========    ======     ========    ========
    Operating income (loss)  $  105.9    $ (1.3)    $   43.8    $   63.4
                             ========    ======     ========    ========
    Nine Months Ended
    September 30, 2004
    ------------------
    Customer revenue         $4,296.7               $3,470.9    $  825.8
    Intersegment                        $(166.6)        14.5       152.1
                             --------   -------     --------    --------
    Total revenue            $4,296.7   $(166.6)    $3,485.4    $  977.9
                             ========   =======     ========    ========
    Operating income (loss)  $   43.7   $ (85.4)    $   35.1    $   94.0
                             ========   =======     ========    ========
    Nine Months Ended
    September 30, 2003
    ------------------
    Customer revenue         $4,273.6               $3,394.7    $  878.9
    Intersegment                        $(225.6)        19.2       206.4
                             --------   -------     --------    --------
    Total revenue            $4,273.6   $(225.6)    $3,413.9    $1,085.3
                             ========   =======     ========    ========
    Operating income (loss)  $  268.5   $(  3.6)    $  142.3    $  129.8
                             ========   =======     ========    ========

    Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before taxes (in millions of dollars):

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   -----------------
                                         2004      2003       2004      2003
                                         ----      ----       ----      ----
   Total segment operating income       $ 47.4    $107.2     $129.1    $272.1
   Interest expense                      (16.2)    (17.2)     (51.4)    (51.3)
   Other income (expense), net            (3.0)    ( 4.7)      21.6       2.5
   Corporate and eliminations              1.3     ( 1.3)       1.3     ( 3.6)
   Cost reduction charge                 (86.7)               (86.7)
                                        ------    ------     ------    ------
   Total income (loss) before           $(57.2)   $ 84.0     $ 13.9    $219.7
   income taxes                         ======    ======     ======    ======

   Customer revenue by classes of similar products or services, by segment, is presented below:
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------    ------------------
                                        2004       2003        2004      2003
                                        ----       ----        ----      ----
   Services
     Consulting and systems
       integration                    $ 403.3   $  378.9    $1,194.3  $1,121.3
     Outsourcing                        411.8      396.2     1,274.2   1,227.3
     Infrastructure services            193.1      207.5       572.6     620.1
     Core maintenance                   138.9      141.7       429.8     426.0
                                      --------  --------    --------   -------
                                      1,147.1    1,124.3     3,470.9   3,394.7
   Technology
     Enterprise-class servers           249.6      249.7       636.9     661.3
     Specialized technologies            49.0       75.7       188.9     217.6
                                      --------  --------    --------  --------
                                        298.6      325.4       825.8     878.9
                                      --------  --------    --------  --------
   Total                             $1,445.7   $1,449.7    $4,296.7  $4,273.6
                                      ========  ========    ========  ========

e. Comprehensive income for the three and nine months ended September 30, 2004 and 2003 includes the following components (in millions of dollars):

                                       Three Months Ended   Nine Months Ended
                                        September 30,         September 30,
                                       ------------------   -----------------
                                         2004      2003       2004      2003
                                         ----      ----       ----      ----
   Net income                           $ 25.2    $ 56.2     $73.5     $147.2

   Other comprehensive income (loss)
    Cash flow hedges
     Income (loss), net of tax of
      $(.1), $(2.5), $.3, and $(5.1)       (.2)     (4.6)       .7       (9.4)
     Reclassification adjustments,
      net of tax of $.6, $1.1 ,$2.2,
      and $3.1                             1.3       2.0       4.2        5.8
     Foreign currency translation
       adjustments                         6.1       7.2      13.1       38.1
                                        ------    ------     ------    ------
     Total other comprehensive
       income                              7.2       4.6      18.0       34.5
                                        ------    ------     ------    ------
     Comprehensive income               $ 32.4    $ 60.8     $91.5     $181.7
                                        ======    ======     ======    ======

    Accumulated other comprehensive income (loss) is as follows (in millions of dollars):

                                                            Cash    Minimum
                                              Translation   Flow    Pension
                                     Total    Adjustments  Hedges  Liability
                                     -----    -----------  ------  ---------
    Balance at December 31, 2002   $(2,236.9)  $(745.0)   $( 1.5) $(1,490.4)
    Change during period               225.0      65.3     ( 5.1)     164.8
                                   ---------   -------    ------  ---------
    Balance at December 31, 2003    (2,011.9)   (679.7)    ( 6.6)  (1,325.6)
    Change during period                18.0      13.1       4.9
                                   ---------   -------    ------  ---------
    Balance at September 30, 2004  $(1,993.9)  $(666.6)   $ (1.7) $(1,325.6)
                                   =========   =======    ======  =========

f. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the nine months ended September 30, 2004 and 2003 was $3.6 million and $3.1 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

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
                                         Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                         ------------------  -----------------
                                           2004    2003        2004    2003
                                           ----    ----        ----    ----
    Balance at beginning
      of period                           $15.0   $21.1       $20.8   $19.2

    Accruals for warranties issued
      during the period                     2.0     5.5         9.1    17.2

    Settlements made during the
      period                               (3.8)   (4.7)      (12.7)  (13.8)

    Changes in liability for
      pre-existing warranties during
      the period, including expirations     (.4)    (.8)       (4.4)   (1.5)
                                          -----   -----       -----   -----
    Balance at September 30               $12.8   $21.1       $12.8   $21.1
                                          =====   =====       =====   =====

h. The company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the company had accounted for its stock plans under the fair value method of SFAS No.
    123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars):

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   -----------------
                                         2004      2003       2004      2003
                                         ----      ----       ----      ----
   Net income as reported               $ 25.2    $ 56.2     $ 73.5    $147.2
   Deduct total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of tax                  ( 7.6)    (10.4)     (25.3)    (35.2)
                                        ------    ------     ------    ------
   Pro forma net income                 $ 17.6    $ 45.8     $ 48.2    $112.0
                                        ======    ======     ======    ======
   Earnings per share
     Basic - as reported                $  .08    $  .17     $  .22    $  .45
     Basic - pro forma                  $  .05    $  .14     $  .14    $  .34
     Diluted - as reported              $  .07    $  .17     $  .22    $  .44
     Diluted - pro forma                $  .05    $  .14     $  .14    $  .34

i. Net periodic pension expense (income) for the three and nine months ended September 30, 2004 and 2003 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended Sept. 30, 2004     Ended Sept. 30, 2003
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $ 29.2  $ 16.8  $12.4    $ 25.4   $ 14.7  $ 10.7
    Interest cost                90.3    66.0   24.3      87.0     66.9    20.1
    Expected return on
      plan assets              (123.9)  (94.7) (29.2)   (124.9)  (100.9)  (24.0)
    Amortization of prior
      service (benefit) cost     (1.6)   (1.9)    .3      (2.8)    (3.0)     .2
    Recognized net actuarial
      loss                       29.5    23.3    6.2       8.3      5.1     3.2
    Settlement/curtailment
      loss                                                (1.5)            (1.5)
                                -----   -----   ------   ------   ------  -----
    Net periodic pension
      expense (income)          $23.5  $  9.5   $14.0   $ (8.5)  $(17.2) $  8.7
                                =====  ======   =====   =======  ======= ======

                                     Nine Months               Nine Months
                                 Ended Sept. 30, 2004     Ended Sept. 30, 2003
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost                $87.1  $ 50.4   $ 36.7  $ 74.1   $ 44.1  $ 30.0
    Interest cost               270.5   198.3     72.2   260.4    200.5    59.9
    Expected return on
      plan assets              (370.7) (284.2)   (86.5) (376.0)  (302.7)  (73.3)
    Amortization of prior
      service (benefit) cost     (4.6)   (5.7)     1.1    (8.1)    (9.0)     .9
    Recognized net actuarial
      loss                       88.2    69.8     18.4    26.1     15.5    10.6
    Settlement/curtailment
      loss                                                  .7               .7
                                -----   -----   ------   ------   ------  -----
    Net periodic pension
      expense (income)          $70.5   $28.6    $41.9  $(22.8)  $(51.6) $ 28.8
                                =====   =====   ======  =======   ======  =====

    The company currently expects to make cash contributions of approximately $66 million to its worldwide defined benefit pension plans in 2004 compared with $62.5 million in 2003. For the nine months ended September 30, 2004 and 2003, $41.4 million and $36.0 million, respectively of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2004.

    Net periodic postretirement benefit expense for the three and nine months ended Sept. 30, 2004 and 2003 is presented below (in millions of dollars):

                                                Three Months     Nine Months
                                               Ended Sept. 30,  Ended Sept. 30,
                                               ---------------  ---------------
                                                 2004    2003     2004    2003
                                                 ----    ----     ----    ----
    Interest cost                               $ 3.5   $ 3.6     $10.5   $10.8
    Amortization of prior service benefit         (.5)    (.5)     (1.5)   (1.5)
    Recognized net actuarial loss                 1.0      .7       3.0     2.1
                                                -----   -----     -----   -----
    Net periodic postretirement benefit
      expense                                   $ 4.0   $ 3.8     $12.0   $11.4
                                                =====   =====     =====   =====

    The company expects to make cash contributions of approximately $25 million to its postretirement benefit plan in 2004. For the nine months ended September 30, 2004, $20 million of cash contributions have been made.

j. Substantially all of the company's investments at equity consist of Nihon Unisys, Ltd., a publicly traded Japanese company ("NUL"). NUL is the exclusive supplier of the company's hardware and software products in Japan. The company owns approximately 28% of NUL's outstanding common stock. Prior to January 1, 2004, the company's share of NUL's earnings or losses were recorded semiannually in the second quarter and fourth quarter on a quarter-lag basis since NUL's quarterly financial results were not available. Due to recent regulatory changes in Japan, NUL is required to publish its earnings quarterly. Accordingly, effective January 1, 2004, the company has begun to record its equity earnings in NUL quarterly on a quarter-lag basis, and recorded equity income (loss) of $(7.2) million and $7.2 million for the three and nine months ended September 30, 2004, respectively.

k. Cash paid during the nine months ended September 30, 2004 and 2003 for income taxes was $47.0 million and $63.2 million, respectively.

    Cash paid during the nine months ended September 30, 2004 and 2003 for interest was $57.7 million and $51.4 million, respectively.

l. In November 2003, the company purchased KPMG's Belgian consulting business for approximately $3.3 million of cash plus assumed liabilities. The preliminary purchase price allocation was completed in December 2003 and assumed that the excess of the purchase price over the assets acquired and liabilities assumed was allocated to goodwill. An outside company completed its appraisal during the March 2004 quarter. Approximately $1.5 million of amortizable intangibles (principally customer relationships) were identified and recorded. The intangible assets have a weighted average life of approximately 5.5 years. The goodwill from this acquisition has been assigned to the Services segment.

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

    In June 2004, the company purchased the security services and identity and access management solutions business of ePresence, Inc., whose consultants design and implement enterprise directory and security solutions that enable identity management within and across organizations. The purchase price of $10.6 million was allocated to assets acquired and liabilities assumed based on their estimated fair values. An outside company completed its appraisal during the September 2004 quarter. Approximately $.7 million of amortizable intangible assets (principally customer relationships) were identified and recorded. The intangible assets have a weighted average life of approximately 3.8 years. The goodwill from this acquisition (approximately $7.5 million) has been assigned to the Services segment.

    In July 2004, the company purchased Baesch Computer Consulting, Inc., a provider of technology solutions and services to the U.S. intelligence and defense communities, for $6.0 million. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values, and resulted in goodwill of $6.3 million. The goodwill from this acquisition has been assigned to the Services segment.

m. In January 2003, the Financial Accounting Standards Board ("FASB") issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest, or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues.

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

    On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP No. 106-2"). The above Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
    D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation ("APBO") and net periodic postretirement benefit cost taking into account any subsidy received under the Act. As of September 30, 2004, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy because the company has not yet been able to conclude whether the benefits provided by its postretirement medical plan are actuarially equivalent to Medicare Part D under the Act.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview
--------

For the three months ended September 30, 2004, the company reported net income of $25.2 million, or $.07 per diluted share, compared with $56.2 million, or $.17 per share, for the three months ended September 30, 2003. During the quarter ended September 30, 2004, the company's results of operations were affected by two significant items.

During the quarter, the U.S. Congressional Joint Committee on Taxation approved an income tax refund to the company related to the settlement of tax audit issues dating from the mid-1980s. The refund, including interest, is approximately $40 million. After payment of related state taxes, the company expects a net cash refund of approximately $30 million by the end of 2004 or in early 2005. As a result of the resolution of these audit issues, the company has recorded favorable adjustments to its existing tax liability reserves, which resulted in an after-tax benefit of $68.2 million, or $.20 per diluted share, to net income in the third quarter of 2004.

In addition, as part of its ongoing efforts to reduce its cost base and enhance its administrative efficiency, on September 30, 2004, the company consolidated facility space and committed to a reduction in global headcount of about 1,400 employees, primarily in general and administrative areas. These actions resulted in an after-tax charge to earnings of $60 million, or $.18 per share, in the third quarter of 2004. The company anticipates these actions will yield approximately $70 million of annualized cost savings on a run-rate basis by the end of 2005. The company anticipates cash requirements for these actions of about $85 million, mostly in year 2005, before the effect of cash savings from these actions and the tax refund.

The current quarter results were also impacted by pretax pension expense of $23.5 million compared with pretax pension income of $8.5 million in the year-ago quarter as well as lower margins in the outsourcing business.

Results of Operations
---------------------

Total revenue for the quarter ended September 30, 2004 was $1.45 billion, which was flat when compared with the quarter ended September 30, 2003. Foreign currency translations had a 3% positive impact on revenue in the quarter when compared with the year-ago period. In the current quarter, Services revenue increased 2% from the prior year and Technology revenue decreased 8% from the prior year.

U.S. revenue decreased 4% in the current quarter compared with the year-ago period and revenue in international markets was up 3% driven by increases in Europe and Pacific/Asia which were partially offset by declines in Latin America. On a constant currency basis, international revenue declined 3% in the quarter.

The company recorded $23.5 million of pension expense for the three months ended September 30, 2004 compared with $8.5 million of pension income for the three months ended September 30, 2003. The change was due to the following: (1) a decline in the discount rate used for the U.S. pension plan to 6.25% at December 31, 2003 from 6.75% at December 31, 2002, (2) an increase in amortization of net unrecognized losses, (3) lower expected returns on plan assets due to amortization of the difference between the calculated value of plan assets and the fair value of plan assets, and (4) for international plans, declines in discount rates and currency translation. The company records pension income or expense, as well as other employee-related costs such as FICA and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each income statement line is based on where the salaries of the active employees are charged. The company currently expects to report pension expense of approximately $90 - $95 million in 2004 compared with pension income of $22.6 million in 2003.

Total gross profit margin was 23.6% in the third quarter of 2004 compared with 29.3% in the year-ago period. The change principally reflected a $28.1 million charge in the current quarter relating to the cost reduction actions, lower margins in the outsourcing business due to higher costs in the current period relating principally to modification of two agreements, as well as pension expense of $17.1 million in the current quarter compared with pension income of $1.7 million in the year-ago quarter.

For the three months ended September 30, 2004, selling, general and administrative expenses were $303.7 million (21.0% of revenue) compared with $251.0 million (17.3% of revenue) for the three months ended September 30, 2003. The increase principally reflected a $50.2 million charge in the current quarter relating to the cost reductions actions, as well as pension expense of $4.4 million in the current year compared with $3.2 million of pension income in the year-ago period.

Research and development ("R&D") expense was $75.3 million compared with $68.2 million a year ago. The company continues to invest in high-end Cellular MultiProcessing server technology and in key programs within its industry practices. R&D in the current period includes a charge relating to the cost reductions actions of $8.4 million as well as $2.0 million of pension expense compared with pension income of $3.6 million in the year-ago period.

For the third quarter of 2004, the company reported an operating income (loss) percent of (2.6%) compared with 7.3% for the third quarter of 2003. The change principally reflected a charge relating to the cost reductions actions of $86.7 million in the current quarter as well as pension expense of $23.5 million in the current quarter compared with pension income of $8.5 million in the year-ago period.

Interest expense for the three months ended September 30, 2004 was $16.2 million compared with $17.2 million for the three months ended September 30, 2003.

Other income (expense), net was an expense of $3.0 million in the current quarter compared with an expense of $4.7 million in the year-ago quarter.

Income before income taxes was a loss of $57.2 million in the third quarter of 2004 compared with $84.0 million income last year. The provision for income taxes was a benefit of $82.4 million in the current period compared with a provision of $27.8 million in the year-ago period. The current period includes a benefit of $68.2 million related to the tax refund as well as a $22.0 million benefit related to the cost reduction charge. Included in the $22.0 million tax benefit on the cost reduction action is an increase in valuation allowances on deferred tax assets of approximately $7 million related to countries where the company has assessed the realization of the tax benefits to be less than likely.

For the nine months ended September 30, 2004, the company reported net income of $73.5 million, or $.22 per diluted share, compared with $147.2 million, or $.44 per diluted share, for the nine months ended September 30, 2003.

Total revenue for the nine months ended September 30, 2004 was $4.30 billion, up 1% from revenue of $4.27 billion for the nine months ended September 30, 2003. Foreign currency translations had a 5% positive impact on revenue in the nine months when compared with the year-ago period. In the current nine-month period, Services revenue increased 2% and Technology revenue decreased 6%.

U.S. revenue decreased 2% in the current nine-month period compared with the year-ago period. Revenue in international markets increased 3% driven by an increase in Europe which was partially offset by declines in other international regions. On a constant currency basis, international revenue declined 6% in the nine months ended September 30, 2004.

Pension expense for the nine months ended September 30, 2004 was $70.5 million compared with $22.8 million of pension income for the nine months ended September 30, 2003.

Total gross profit margin was 25.6% in the nine months ended September 30, 2004 compared with 28.2% in the year-ago period. The change principally reflected a $28.1 million charge relating to the cost reduction actions in the current nine-month period as well as pension expense of $50.4 million in the current period compared with pension income of $4.4 million in the year-ago period.

For the nine months ended September 30, 2004, selling, general and administrative expenses were $837.8 million (19.5% of revenue) compared with $737.1 million (17.2% of revenue) for the nine months ended September 30, 2003. Selling, general and administrative expenses in the current period includes a $50.2 million charge relating to the cost reduction actions as well as $14.1 million of pension expense compared with pension income of $7.6 million in the year-ago period.

R&D expense for the nine months ended September 30, 2004 was $218.1 million compared with $198.7 million a year ago. R&D in the current period includes an $8.4 million charge relating to the cost reduction actions as well as $6.0 million of pension expense compared with pension income of $10.8 million in the year-ago period.

For the nine months ended September 30, 2004, the company reported an operating income percent of 1.0% compared with 6.3% for the nine months ended September 30, 2003. The change principally reflected an $86.7 million charge relating to the cost reduction actions in the current nine-month period as well as pension expense of $70.5 million in the current period compared with pension income of $22.8 million in the year-ago period.

Interest expense for the nine months ended September 30, 2004 was $51.4 million compared with $51.3 million for the nine months ended September 30, 2003.

Other income (expense), net was income of $21.6 million in the current nine-month period compared with income of $2.5 million in the year-ago period. The increase in income was principally due to foreign exchange losses of $3.4 million in the current year compared with losses of $15.0 million in the prior-year period as well as $4.7 million income in the current period related to minority shareholders' portion of the cost reduction charge of a 51% owned subsidiary which is fully consolidated by the company.

Income before income taxes was $13.9 million in the nine months ended September 30, 2004 compared with $219.7 million last year. The provision for income taxes was a benefit of $59.6 million in the current period compared with a provision of $72.5 million in the year-ago period. The current nine-month period includes a benefit of $68.2 million related to the tax refund as well as a $22.0 million benefit related to the cost reduction charge.

For 2005, pension expense cannot be reliably estimated until after December 31, 2004 when the actual amount of pension plan assets is known and the discount rate can be determined. However, based on 2004 stock market performance expectations as well as the long-term interest rate environment, the company's U.S. pension expense could increase by as much as 100-200% from an expected 2004 level of $38 million. Currently the company estimates approximately $56 million of expense for all other defined benefit pension plans for 2004; current estimates indicate slightly higher 2005 expense for these plans.

Despite the estimated increase in 2005 pension expense, in accordance with regulations governing contributions to U.S. defined benefit pension plans, the company currently expects that it will not be required to fund its U.S. qualified defined benefit pension plan in 2005. The company also currently expects that cash contributions to its other defined benefit pension plans will be somewhat higher than in 2004.

The 2005 pension estimates mentioned above are preliminary and can vary significantly from actual amounts. The 2005 pension expense will be determined in January 2005 when the December 31, 2004 employee levels, pension plan assets and discount rates are known.


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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2004 and 2003, was $7.2 million and $6.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. Therefore, the comparisons below exclude the cost reduction items discussed above.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2004
------------------
Customer revenue          $1,445.7                  $1,147.1    $298.6
Intersegment                           $(63.6)           5.2      58.4
                          --------     -------      --------    ------
Total revenue             $1,445.7     $(63.6)      $1,152.3    $357.0
                          ========     =======      ========    ======

Gross profit percent          23.6%                     16.2%     51.0%
                          ========                  ========    ======
Operating income (loss)
     percent                  (2.6)%                    (0.2)%    13.9%
                          ========                  ========    ======
Three Months Ended
September 30, 2003
------------------
Customer revenue          $1,449.7                  $1,124.3    $325.4
Intersegment                           $( 66.4)          7.3      59.1
                          --------     -------      --------    ------
Total revenue             $1,449.7     $( 66.4)     $1,131.6    $384.5
                          ========     =======      ========    ======
Gross profit percent          29.3%                     19.8%     53.1%
                          ========                  ========    ======
Operating income
     percent                   7.3%                      3.9%     16.5%
                          ========                  ========    ======

Gross profit percent and operating income percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.15 billion for the three months ended September 30, 2004, compared with $1.12 billion for the three months ended September 30, 2003. Foreign currency translations had about a 3% positive impact on Services revenue in the quarter when compared with the year-ago period. Consulting and systems integration revenue grew 6% ($403 million in 2004 compared with $379 million in 2003) and outsourcing revenue grew 4% ($412 million in 2004 compared with $396 million in 2003). These increases were partially offset by a 2% decline in core maintenance revenue ($139 million in 2004 compared with $142 million in 2003) and a 7% decline in infrastructure services revenue ($193 million in 2004 compared with $207 million in 2003).

Services gross profit was 16.2% for the three months ended September 30, 2004 compared with 19.8% in the year-ago period. This change was principally due to the impact of pension expense of $16.7 million in the current quarter compared with pension income of $1.0 million in the year-ago period as well as higher costs in the current period relating to modifications of two outsourcing agreements. Services operating income percent was (0.2)% for the three months ended September 30, 2004 compared with 3.9% last year. The principal reason for the decline in operating income was due to the impact of pension accounting. In the current period, operating profit included $20.6 million of pension expense compared with pension income of $3.9 million in the year-ago quarter. The remaining reason for the decline in operating income related to modifications of two outsourcing agreements, which resulted in higher current-period cost and a write down to net realizable value of certain outsourcing assets related to such agreements.

In the Technology segment, customer revenue was $299 million for the three months ended September 30, 2004, down 8% compared with $325 million for the three months ended September 30, 2003. Foreign currency translations had about a 3% positive impact on Technology revenue in the quarter when compared with the year-ago period. The decrease in revenue was due to a 35% decrease in sales of specialized technology products ($49 million in 2004 compared with $75 million in 2003). Sales of enterprise-class servers were flat at $249.6 million compared with the year-ago period. The decrease in specialized technology revenue was caused by lower sales of semiconductor test systems and payment systems. Sales of these systems can vary significantly from quarter to quarter depending on customer needs. Technology gross profit was 51.0% for the three months ended September 30, 2004 compared with 53.1% in the year-ago period, and Technology operating income percent was 13.9% for the three months ended September 30, 2004 compared with 16.5% last year. The gross profit decrease primarily reflected a lower proportion of higher-margin products within the specialized technology product line. The decline in operating income percent was principally due to pension expense of $2.9 million in the current period compared with pension income of $4.6 million in the prior-year period.

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

On May 19, 2004, the FASB issued Staff Position No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", ("FSP No. 106-2"). The above Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004 and provides that an employer shall measure the accumulated plan benefit obligation ("APBO") and net periodic postretirement benefit cost taking into account any subsidy received under the Act. As of September 30, 2004, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy because the company has not yet been able to conclude whether the benefits provided by its postretirement medical plan are actuarially equivalent to Medicare Part D under the Act.


Financial Condition
-------------------

Cash and cash equivalents at September 30, 2004 were $573.7 million compared with $635.9 million at December 31, 2003.

During the nine months ended September 30, 2004, cash provided by operations was $213.2 million compared with $162.1 million for the nine months ended September 30, 2003. Operating cash flow increased principally due to lower expenditures on prior-year restructuring and improved working capital management. Cash expenditures in the nine months ended September 30, 2004 related to prior-year restructuring charges (which are included in operating activities) were approximately $10 million compared with $51 million for the prior-year period. Cash expenditures for the 2004 cost reduction actions are expected to be approximately $3 million for the remainder of 2004 and $82 million in total for all subsequent years (primarily in 2005), principally for work-force reductions.

Cash used for investing activities for the nine months ended September 30, 2004 was $303.8 million compared with $326.4 million during the nine months ended September 30, 2003. The decrease in cash used was principally due to net purchases of investments of $4.0 million in the current period compared with net purchases of $37.1 million in the prior-year period. In addition, the current period investment in marketable software was $88.8 million compared with $109.4 million in the prior-year. Capital additions were $192.4 million for the nine months ended September 30, 2004 compared with $177.9 million in the prior-year period. The increase in current year capital expenditures was principally related to the move of the company's Federal headquarters into a new facility. Cash expenditures for purchases of businesses was $18.6 million for the nine months ended September 30, 2004 compared with $2.0 million in the prior year.

Cash provided by financing activities during the nine months ended September 30, 2004 was $27.6 million compared with $253.5 million in the prior year. The prior period includes net proceeds from issuance of long-term debt of $293.3 million in connection with the company's issuance in March 2003 of $300 million of 6 7/8% senior notes due 2010.

At September 30, 2004 and December 31, 2003, total debt was $1.1 billion.

The company has a $500 million credit agreement that expires in May 2006. As of September 30, 2004, there were no borrowings under this facility, and the entire
$500 million was available for borrowings.   Borrowings under the agreement bear
interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, described below.

In addition, the company and certain international subsidiaries have access to certain uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. The facility is renewable annually at the purchasers' option and expires in December 2006. At both September 30, 2004 and December 31, 2003, the company had sold $225 million of eligible receivables.

At September 30, 2004, the company has met all covenants and conditions under its various lending and funding agreements. Since the company believes that it will continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At September 30, 2004, the company had deferred tax assets in excess of deferred tax liabilities of $2,073 million. For the reasons cited below, management determined that it is more likely than not that $1,609 million of such assets will be realized, therefore resulting in a valuation allowance of $464 million.

The American Jobs Creation Act of 2004 extends the excess foreign tax credit carryforward period from five to ten years and limits the carryback period to one year. This should provide the company with more opportunities to fully utilize its foreign tax credits.

The company evaluates quarterly the realizability of its deferred tax assets and adjusts the amount of the related valuation allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income, and available tax planning strategies that could be implemented to realize deferred tax assets. Approximately $4.9 billion of future taxable income (predominantly U.S.) is needed to realize all of the net deferred tax assets. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. See "Factors That May Affect Future Results" below.

Stockholders' equity increased $142.4 million during the nine months ended September 30, 2004, principally reflecting net income of $73.5 million, $47.2 million for issuance of stock under stock option and other plans, $3.6 million of tax benefits related to employee stock plans and currency translation of $13.1 million.

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

This accounting has no effect on the company's net income, liquidity or cash lows. Financial ratios and net worth covenants in the company's credit agreements and debt securities are unaffected by charges or credits to stockholders' equity caused by adjusting a minimum pension liability.

In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit plan in 2004. The company expects to make cash contributions of approximately $66 million to its other defined benefit pension plans during 2004.

Factors That May Affect Future Results
--------------------------------------

From time to time, the company provides information containing "forward-looking" statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as "anticipates," "believes," "expects," "intends," "plans," "projects" and similar expressions may identify such forward-looking statements. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company's actual results to differ materially from expectations. Statements in this report concerning anticipated savings from cost reduction actions are subject to the risk that the company may not implement the headcount reductions as quickly or as fully as currently planned. Other factors that could affect future results include, but are not limited to, those discussed below. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

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

As long-term relationships, outsourcing contracts provide a base of recurring revenue. However, outsourcing contracts are highly complex, and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing business processes to the new environment. In the early phases of these contracts, gross margins may be lower than in later years when an integrated solution has been implemented, the duplicate costs of transitioning from the old to the new system have been eliminated and the work force and facilities have been rationalized for efficient operations. Future results will depend on the company's ability to effectively and timely complete these implementations, transitions and rationalizations.

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

Future results will also depend, in part, on market acceptance of the company's high-end enterprise servers. In its technology business, the company is focusing its resources on high-end enterprise servers based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price-performance by making use of standards-based technologies such as Intel chips and Microsoft operating system software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform, creating a common platform for all the company's high-end server lines. Future results will depend, in part, on customer acceptance of the new CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, competition in these new markets is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators, and independent software vendors.

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

Item 4.   Controls and Procedures
---------------------------------

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


Part II - OTHER INFORMATION
-------   -----------------

Item 5.   Other Information
-------   -----------------

(a) The company's independent auditor, Ernst & Young LLP (E&Y), has recently notified the SEC, the Public Company Accounting Oversight Board and the audit committee of the company's board of directors that certain non-audit work it has performed in China has raised questions regarding E&Y's independence with respect to its performance of audit services for the company.

During the period from January 2001 to July 2003, E&Y performed tax calculation and tax preparation services for certain of the company's subsidiaries in China and Taiwan for fees aggregating approximately $48,000 over the period. E&Y disclosed that, in the course of providing these services, its affiliates in China held tax related funds of the subsidiaries and paid such funds to the applicable tax authorities in settlement of the relevant taxes. Having custody of the assets of an audit client is not permitted under the auditor independence rules in Regulation S-X of the SEC. E&Y discontinued this handling of funds in mid 2003.

The company's audit committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y's independence with respect to the company, and each has concluded that there has been no impairment of E&Y's independence. In making this determination, the company's audit committee considered the ministerial nature of the actions, that the subsidiaries involved were not material to the consolidated financial statements of the company and that neither the amount of associated fees received by E&Y nor the amount of funds involved was significant. In addition, E&Y has informed the company that none of its personnel involved in providing these tax services performed any audit or audit-related services for the company.


Item 6.   Exhibits
-------   --------

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: October 22, 2004                      By: /s/ Janet M. Brutschea Haugen
                                                -----------------------------
                                                Janet M. Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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