Form 10-Q
period 2005-03-31
UNISYS CORP
filed 2005-04-21
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Number of shares of Common Stock outstanding as of March 31, 2005 338,840,423.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          March 31,
                                            2005       December 31,
                                         (Unaudited)       2004
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  441.6       $  660.5
Accounts and notes receivable, net         1,050.1        1,136.8
Inventories:
   Parts and finished equipment               92.2           93.7
   Work in process and materials             130.4          122.4
Deferred income taxes                        292.1          291.8
Prepaid expenses and other current assets    139.5          112.4
                                          --------       --------
Total                                      2,145.9        2,417.6
                                          --------       --------

Properties                                 1,271.3        1,305.5
Less-Accumulated depreciation and
  amortization                               863.8          881.4
                                          --------       --------
Properties, net                              407.5          424.1
                                          --------       --------
Outsourcing assets, net                      433.3          431.9
Marketable software, net                     340.5          336.8
Investments at equity                        210.4          197.1
Prepaid pension cost                          49.4           52.5
Deferred income taxes                      1,394.6        1,394.6
Goodwill                                     188.4          189.9
Other long-term assets                       164.3          176.4
                                          --------       --------
Total                                     $5,334.3       $5,620.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $    2.7       $    1.0
Current maturities of long-term debt           1.5          151.7
Accounts payable                             365.6          487.4
Other accrued liabilities                  1,291.5        1,316.1
Income taxes payable                            -            66.6
                                          --------       --------
Total                                      1,661.3        2,022.8
                                          --------       --------
Long-term debt                               898.6          898.4
Accrued pension liabilities                  573.3          537.9
Other long-term liabilities                  708.6          655.3

Stockholders' equity
Common stock, shares issued: 2005, 340.8;
   2004, 339.4                                 3.4            3.4
Accumulated deficit                       (  421.7)      (  376.2)
Other capital                              3,895.8        3,883.8
Accumulated other comprehensive loss      (1,985.0)      (2,004.5)
                                          --------       --------
Stockholders' equity                       1,492.5        1,506.5
                                          --------       --------
Total                                     $5,334.3       $5,620.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2005           2004
                                           --------       --------

Revenue
  Services                                 $1,107.7       $1,165.0
  Technology                                  258.9          297.9
                                           --------       --------
                                            1,366.6        1,462.9
Costs and expenses
   Cost of revenue:
     Services                                 981.4          925.7
     Technology                               124.9          145.7
                                           --------       --------
                                            1,106.3        1,071.4

Selling, general and administrative           261.6          261.2
Research and development                       64.9           71.5
                                           --------       --------
                                            1,432.8        1,404.1
                                           --------       --------
Operating income (loss)                       (66.2)          58.8

Interest expense                               12.6           17.0
Other income (expense), net                      .5             .6
                                           --------       --------
Income (loss) before income taxes             (78.3)          42.4
Provision (benefit) for income taxes          (32.8)          13.5
                                           --------       --------
Net income (loss)                          $  (45.5)      $   28.9
                                           ========       ========
Earnings (loss) per share
   Basic                                   $   (.13)      $    .09
                                           ========       ========
   Diluted                                 $   (.13)      $    .09
                                           ========       ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2005      2004
                                                    --------   --------

Cash flows from operating activities
Net income (loss)                                  $  (45.5)   $  28.9
Add (deduct) items to reconcile net income (loss)
   to net cash provided by operating activities:
Equity loss (income)                                    4.3      ( 5.3)
Depreciation and amortization of properties            30.0       35.8
Depreciation and amortization of outsourcing assets    34.7       26.6
Amortization of marketable software                    28.5       29.3
Increase in deferred income taxes, net               (   .3)     ( 1.4)
Decrease in receivables, net                           90.5       54.2
Increase in inventories                              (  6.5)     (19.1)
(Decrease) increase in accounts payable and other
  accrued liabilities                                (158.5)       8.2
Decrease in income taxes payable                      (66.6)      (8.0)
Increase in other liabilities                          97.7         -
Increase in other assets                              (16.4)     (25.4)
Other                                                  34.9        5.4
                                                    -------     ------
Net cash provided by operating activities              26.8      129.2
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,779.9    1,408.3
   Purchases of investments                        (1,776.8)  (1,413.7)
   Investment in marketable software                  (33.0)    ( 29.0)
   Capital additions of properties                    (22.4)    ( 36.5)
   Capital additions of outsourcing assets            (41.9)    ( 47.6)
                                                   -------     ------
Net cash used for investing activities                (94.2)  (  118.5)
                                                    -------     ------
Cash flows from financing activities
   Net proceeds from short-term borrowings              1.7       10.6
   Proceeds from employee stock plans                   6.6       11.1
   Payments of long-term debt                       ( 150.3)    (  1.0)
                                                    -------     ------
Net cash (used for) provided by financing activities (142.0)      20.7
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           (9.5)       4.1
                                                    -------     ------

(Decrease) increase in cash and cash equivalents     (218.9)      35.5
Cash and cash equivalents, beginning of period        660.5      635.9
                                                    -------    -------
Cash and cash equivalents, end of period            $ 441.6    $ 671.4
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

a. The following table shows how earnings (loss) per share were computed for the three months ended March 31, 2005 and 2004 (dollars in millions, shares
   in thousands):
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2005            2004
                                                   -----------     ----------
    Basic Earnings (Loss) Per Share

    Net income (loss)                              $   (45.5)      $    28.9
                                                   =========       =========
    Weighted average shares                          338,248         332,722
                                                   =========       =========
    Basic earnings (Loss) per share                $    (.13)      $     .09
                                                   =========       =========
    Diluted Earnings (loss) Per Share

    Net income (loss)                              $   (45.5)      $    28.9
                                                   =========       =========
    Weighted average shares                          338,248         332,722
    Plus incremental shares from assumed
      conversions of employee stock plans                -             5,326
                                                   ---------       ---------
    Adjusted weighted average shares                 338,248         338,048
                                                   =========       =========
    Diluted earnings (loss) per share              $    (.13)      $     .09
                                                   =========       =========

    At March 31, 2005, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three months ended March 31, 2005.

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

    Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2005 and 2004 was $4.8 million and $1.4 million, respectively. The profit on these transactions are eliminated in Corporate.

    The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

    A summary of the company's operations by business segment for the three-month periods ended March 31, 2005 and 2004 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
    Three Months Ended         -----    ---------    --------    ----------
      March 31, 2005
    ------------------

    Customer revenue         $1,366.6                $1,107.7     $ 258.9
    Intersegment                         $( 59.9)         4.8        55.1
                              --------   --------    --------     -------
    Total revenue            $1,366.6    $( 59.9)    $1,112.5     $ 314.0
                             ========    =======     ========     =======
    Operating income (loss)  $  (66.2)   $ (10.4)    $  (75.1)    $  19.3
                             =========   =======     ========     =======

    Three Months Ended
      March 31, 2004
    ------------------
    Customer revenue         $1,462.9                $1,165.0     $ 297.9
    Intersegment                        $(  45.7)         4.8        40.9
                             --------   --------     --------      ------
    Total revenue            $1,462.9   $(  45.7)    $1,169.8      $338.8
                             ========   ========     ========      ======
    Operating income         $   58.8   $     .4     $   29.2     $  29.2
                             ========   ========     ========     =======

    Presented below is a reconciliation of total business segment operating income (loss) to consolidated income (loss) before income taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                   2005         2004
                                                   ----         ----
    Total segment operating income (loss)        $ (55.8)       $ 58.4
    Interest expense                               (12.6)        (17.0)
    Other income (expense), net                       .5            .6
    Corporate and eliminations                     (10.4)           .4
                                                  ------        ------
    Total income (loss) before income taxes      $ (78.3)       $ 42.4
                                                 =======        ======

    Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2005           2004
                                                  ----           ----
    Services
     Consulting and systems integration         $  369.8      $  377.1
     Outsourcing                                   420.7         443.0
     Infrastructure services                       186.2         199.5
     Core maintenance                              131.0         145.4
                                                --------      --------
                                                 1,107.7       1,165.0
    Technology
     Enterprise-class servers                      198.2         201.8
     Specialized technologies                       60.7          96.1
                                                --------      --------
                                                   258.9         297.9
                                                --------      --------
    Total                                       $1,366.6      $1,462.9
                                                ========      ========

c. Recoverability of outsourcing assets is dependent on various factors, including the timely completion and ultimate cost of the outsourcing solution, realization of expected profitability of existing outsourcing contracts and obtaining additional outsourcing customers. The company quarterly compares the carrying value of the outsourcing assets with the undiscounted future cash flows expected to be generated by the outsourcing assets to determine if there is an impairment. If impaired, the outsourcing assets are reduced to an estimated fair value on a discounted cash flow approach. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates. At March 31, 2005, total outsourcing assets, net were $433.3 million, approximately $250 million of which relate to iPSL, a 51% owned U.K.-based company.

d. Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 includes the following components (in millions of dollars):

                                                          2005       2004
                                                        ------     ------
    Net income (loss)                                   $(45.5)    $ 28.9
    Other comprehensive income (loss)
      Cash flow hedges
        Income (loss), net of tax of $1.3 and $(1.0)       2.3       (1.6)
        Reclassification adjustments, net of tax
        of $.7 and $1.7                                    1.4        3.1
      Foreign currency translation adjustments            15.8       20.2
                                                        ------     ------
    Total other comprehensive income                      19.5       21.7
                                                        ------     ------
    Comprehensive income (loss)                         $(26.0)    $ 50.6
                                                        ======     ======

    Accumulated other comprehensive income (loss) as of December 31, 2004 and March 31, 2005 is as follows (in millions of dollars):

                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2003  $(2,011.9)  $(679.7)   $( 6.6) $(1,325.6)
    Change during period                7.4      43.5       3.1      (39.2)
                                   --------   -------    ------  ---------
    Balance at December 31, 2004   (2,004.5)   (636.2)    ( 3.5)  (1,364.8)
    Change during period               19.5      15.8       3.7       -
                                   --------   -------    ------  ---------
    Balance at March 31, 2005     $(1,985.0)  $(620.4)   $   .2  $(1,364.8)
                                   ========   =======    ======  =========

e. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the three months ended March 31, 2005 and 2004 was $.4 million and $1.6 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

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


PAGE> 8

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2005        2004
                                                       ----        ----
    Balance at beginning of period                    $11.6       $20.8

    Accruals for warranties issued
      during the period                                 2.4         5.0

    Settlements made during the period                 (2.9)       (4.7)

    Changes in liability for pre-existing warranties
      during the period, including expirations          (.1)       (3.2)
                                                      -----       -----
    Balance at March 31                               $11.0       $17.9
                                                      =====       =====

g. The company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense is recognized for common stock purchases under the Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the company had accounted for its stock plans under the fair value method of SFAS No.
    123. For purposes of the pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars):

                                          Three Months Ended March 31,
                                          ----------------------------
                                                   2005         2004
                                                  ------       ------
    Net income (loss) as reported                 $(45.5)      $ 28.9
    Deduct total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of tax                            (5.7)       (10.0)
                                                  ------       ------
    Pro forma net income (loss)                   $(51.2)      $ 18.9
                                                  ======       ======
    Earnings (loss) per share
      Basic - as reported                         $ (.13)      $  .09
      Basic - pro forma                           $ (.15)      $  .06
      Diluted - as reported                       $ (.13)      $  .09
      Diluted - pro forma                         $ (.15)      $  .06

h. Net periodic pension expense for the three months ended March 31, 2005 and 2004 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended March 31, 2005     Ended March 31, 2004
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $ 31.7  $ 19.1   $ 12.6  $  29.3  $  17.1 $ 12.2
    Interest cost                93.1    65.3     27.8     89.5     65.6   23.9
    Expected return on
      plan assets              (121.0)  (90.3)   (30.7)  (123.5)  ( 94.8) (28.7)
    Amortization of prior
      service (benefit) cost   (  1.3)  ( 1.9)      .6   (  1.4)  (  1.9)    .5
    Recognized net actuarial
      loss                       44.3    34.1     10.2     28.3     22.2    6.1
                                -----   -----   ------   ------   ------  -----
    Net periodic pension
      expense                   $46.8   $26.3   $ 20.5  $  22.2  $   8.2  $14.0
                                =====   =====   ======  =======   ======  =====

    The company currently expects to make cash contributions of approximately $70 million to its worldwide defined benefit pension plans in 2005 compared with $62.8 million in 2004. For the three months ended March 31, 2005 and 2004, $15.6 million and $12.0 million, respectively of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2005.

    Net periodic postretirement benefit expense for the three months ended March 31, 2005 and 2004 is presented below (in millions of dollars):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2005          2004
                                                       ----          ----
    Interest cost                                      $3.5         $3.5
    Expected return on assets                           (.1)          -
    Amortization of prior service benefit               (.5)         (.5)
    Recognized net actuarial loss                       1.6          1.0
                                                       ----         ----
    Net periodic postretirement benefit expense        $4.5         $4.0
                                                       ====         ====

    The company expects to make cash contributions of approximately $27 million to its postretirement benefit plan in 2005. For the three months ended March 31, 2005 and 2004, $7.4 million and $6.0 million, respectively of cash contributions have been made.

i. Cash paid during the three months ended March 31, 2005 and 2004 for income taxes was $41.3 million and $18.4 million, respectively.

    Cash paid during the three months ended March 31, 2005 and 2004 for interest was $16.5 million and $16.1 million, respectively.

j. Following is a breakdown of the individual components of the 2004 cost reduction action charge (in millions of dollars):

                                                       Work Force
                                                       Reductions*
                                                      -----------       Idle
                                                                       Lease
                               Headcount   Total    U.S.      Int'l.    Cost
    ------------------------------------------------------------------------
    Balance at
      Dec. 31, 2004               851      $81.1   $22.5      $52.9     $5.7
    Utilized                     (401)     (12.6)   (6.6)      (5.1)     (.9)
    Changes in
      estimates and
      revisions                             (3.7)     .1       (3.9)      .1
    Translation                             (1.6)              (1.6)
      adjustments                 ------------------------------------------
    Balance at
      March 31, 2005              450      $63.2   $16.0      $42.3     $4.9
                                  ==========================================
    Expected future
      utilization:
    2005 remaining
      nine months                 450      $50.1   $16.0      $32.2     $1.9
    2006 and thereafter                     13.1               10.1      3.0

    ------------------------------------------------------------------------

    * Includes severance, notice pay, medical and other benefits.

    Cash expenditures related to the above actions, as well as cost reduction actions taken in years prior to 2004, for the three months ended March 31, 2005 and 2004 were approximately $14.3 million and $4.0 million, respectively.

k. In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings.

    Although the company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP No. 109-2, the company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

    In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No.
    123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The company currently expects that it will adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the company's consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See note g.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The company does not expect that adoption of SFAS No. 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

    In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

    In May 2004, the FASB issued Staff Position No. FAS 106-2 (FSP No. 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of March 31, 2005, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy. Final regulations implementing the Act were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. The company is currently evaluating these regulations and has not yet determined what effect adoption of FSP No. 106-2 will have on its consolidated financial position, consolidated results of operations, or liquidity.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview
--------

The company's financial results for the first quarter of 2005 were impacted by a number of factors that resulted in lower earnings compared with the year-ago period. First, the company continued to be impacted by operational issues in several of its large, transformational business process outsourcing engagements. These contracts involve transitioning from the client's legacy environment to a new, state-of-the-art environment with new processes and software. It has taken the company longer than anticipated to develop the new software and transition to the new processes. This has resulted in higher-than-expected costs on the contracts, not only in terms of creating the new technology and processes, but also in the salary costs involved in the legacy operation. The company is addressing these execution issues but expects the issues to continue to impact its 2005 results.
Second, the company experienced lower demand for project-based assignments and for its proprietary maintenance services. The maintenance services decline was due to server and payment system consolidations and reductions in certain client accounts. Given the high profitability of these services, the lower demand impacted the company's margins in its services business. Third, in its Technology segment, revenues declined 13% primarily driven by a 37% decline in sales of specialized equipment. In addition, the company experienced a decline in sales of large enterprise servers. Lower sales of these systems, which are highly profitable, contributed to the lower earnings in 2005. Finally, the company continues to be impacted by significantly higher pension expense. Pretax pension expense in the first quarter of 2005 increased to $47 million compared to $22 million in the year-ago quarter. The company expects the challenges in the outsourcing engagements, the lower proprietary maintenance revenue, the weakness in high-end enterprise server sales, and the higher pension expense to continue to impact its financial results in 2005.


Results of Operations
---------------------

For the three months ended March 31, 2005, the company reported a net loss of $45.5 million, or $.13 per share, compared with net income of $28.9 million, or $.09 per share, for the three months ended March 31, 2004.

Total revenue for the quarter ended March 31, 2005 was $1.37 billion, down 7% from revenue of $1.46 billion for the quarter ended March 31, 2004. Foreign currency translations had a 2% positive impact on revenue in the quarter when compared with the year-ago period. In the current quarter, Services revenue decreased 5% and Technology revenue decreased 13%.

U.S. revenue decreased 9% in the first quarter compared with the year-ago period and revenue in international markets decreased 4% due to decreases in Europe and Latin America which were partially offset by an increase in Pacific/Asia.

Pension expense for the three months ended March 31, 2005 was $46.8 million compared with $22.2 million of pension expense for the three months ended March 31, 2004. The increase in pension expense was due to the following: (1) a decline in the discount rate used for the U.S. pension plan to 5.88% at December 31, 2004 from 6.25% at December 31, 2003, (2) an increase in amortization of net unrecognized losses for the U.S. plan, and (3) for international plans, declines in discount rates and currency translation. The company records pension expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of the active employees are charged. The company currently expects to report pension expense of approximately $186.0 million in 2005 compared with pension expense of $93.6 million in 2004.

Total gross profit margin was 19.0% in the first quarter of 2005 compared with 26.8% in the year-ago period. The change principally reflects higher pension expense of $32.8 million in the current quarter compared with pension expense of $15.5 million in the year-ago quarter, as well as operational issues in several outsourcing contracts.

For the three months ended March 31, 2005, selling, general and administrative expenses were $261.6 million (19.1% of revenue) compared with $261.2 million (17.9% of revenue) for the three months ended March 31, 2004. The three months ended March 31, 2005 includes $9.1 million of pension expense compared with $4.9 million in the year-ago period.

Research and development (R&D) expense was $64.9 million compared with $71.5 million a year ago. The company continues to invest in high-end Cellular MultiProcessing server technology and in key programs within its industry practices. R&D in the current period includes $4.9 million of pension expense compared with pension expense of $1.8 million in the year-ago period.

For the first quarter of 2005, the company reported a pretax operating loss of $66.2 million compared with pretax income of $58.8 million a year ago. The change resulted principally (a) from increased pension expense of $46.8 million in the current quarter compared with pension expense of $22.2 million in the year-ago period, (b) execution issues in several outsourcing contracts, and (c) lower revenue levels.

Interest expense for the three months ended March 31, 2005 was $12.6 million compared with $17.0 million for the three months ended March 31, 2004. The decrease was principally due to the January 2005 retirement at maturity of all of the company's $150 million 7 1/4% senior notes.

Other income (expense), net was income of $.5 million in the current quarter compared with income of $.6 million in the year-ago quarter.

Income (loss) before income taxes was a loss of $78.3 million in the first quarter of 2005 compared with income of $42.4 million last year. The provision for income taxes was a benefit of $32.8 million in the current period compared with a provision of $13.5 million in the year-ago period. In the current period tax benefit, the company recorded a tax benefit of $7.8 million related to a favorable decision in foreign tax litigation. The company expects to receive a cash refund of such taxes in the second quarter of 2005.


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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2005 and 2004, was $4.8 million and $1.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------

Three Months Ended
March 31, 2005
------------------
Customer revenue          $1,366.6                  $1,107.7     $258.9
Intersegment                           $( 59.9)          4.8       55.1
                           --------    -------      --------    -------
Total revenue             $1,366.6     $( 59.9)     $1,112.5     $314.0
                          ========     =======      ========     ======
Gross profit percent          19.0%                     11.0%      47.7%
                          ========                  ========     ======

Operating income
     (loss) percent           (4.8)%                    (6.8)%      6.1%
                          ========                   ========    =======

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

In the Services segment, customer revenue was $1.11 billion for the three months ended March 31, 2005, down 5% compared with $1.17 billion for the three months ended March 31, 2004. Foreign currency translations had about a 3% positive impact on Services revenue in the quarter when compared with the year-ago period. The decrease in Services revenue was due to an 5% decrease in outsourcing ($421 million in 2005 compared with $443 million in 2004), a 2% decrease in consulting and systems integration ($370 compared with $377 million in 2004), a 10% decrease in core maintenance revenue ($131 million in 2005 compared with $145 million in 2004) and a 7% decrease in infrastructure services revenue ($186 million in 2005 compared with $200 million in 2004). Services gross profit was 11.0% for the three months ended March 31, 2005 compared with 19.1% in the year-ago period. Included in gross profit was the impact of pension expense of $31.8 million in the current period compared with pension expense of $15.2 million in the year-ago period. Services operating income
(loss) percent was (6.8)% for the three months ended March 31, 2005 compared with 2.5% last year. Included in operating income (loss) was the impact of pension expense of $39.4 million in the current quarter compared with pension expense of $19.3 million in the year-ago period. In addition, the current year gross profit and operating profit margins were negatively impacted by operational issues in several outsourcing contracts, weakness in project-based assignments and the decline in core maintenance.

In the Technology segment, customer revenue was $259 million for the three months ended March 31, 2005, down 13% compared with $298 million for the three months ended March 31, 2004. Foreign currency translations had about a 2% positive impact on Technology revenue in the quarter when compared with the year-ago period. The decrease in revenue was due to a 37% decrease in sales of specialized technology products ($61 million in 2005 compared with $96 million in 2004) and a 2% decline in sales of enterprise-class servers ($198 million in 2005 compared with $202 million in 2004). Technology gross profit was 47.7% for the three months ended March 31, 2005 compared with 48.3% in the year-ago period, and Technology operating income percent was 6.1% for the three months ended March 31, 2005 compared with 8.6% last year. The margin declines primarily reflected a lower proportion of high-end, higher-margin ClearPath products as well as pension expense of $7.4 million in the current period compared with pension expense of $2.9 million in the prior-year period.

New Accounting Pronouncements
-----------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. Although the company has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act, the company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, as provided for in FSP No. 109-2, the company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The company currently expects that it will adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the company's consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See note g.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. The company does not expect that adoption of SFAS No. 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In May 2004, the FASB issued Staff Position No. FAS 106-2 (FSP No. 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of March 31, 2005, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy. Final regulations implementing the Act were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. The company is currently evaluating these regulations and has not yet determined what effect adoption of FSP No. 106-2 will have on its consolidated financial position, consolidated results of operations, or liquidity.


Financial Condition
-------------------

Cash and cash equivalents at March 31, 2005 were $441.6 million compared with $660.5 million at December 31, 2004.

During the three months ended March 31, 2005, cash provided by operations was $26.8 million compared with cash provided by operations of $129.2 million for the three months ended March 31, 2004. Operating cash flow decreased principally due to lower earnings. Cash expenditures in the current quarter related to prior-year restructuring charges (which are included in operating activities) were approximately $14 million compared with $4 million for the prior-year quarter, and are expected to be approximately $57 million for the remainder of 2005 and $22 million in total for all subsequent years, principally for work-force reductions and idle lease costs. In the second quarter of 2005, the company expects to receive approximately $48 million of income tax refunds of which $40 million represents the U.S. Internal Revenue Service (IRS) tax audit settlement in 2004 and $8 million represents the foreign refund discussed above.

Cash used for investing activities for the three months ended March 31, 2005 was $94.2 million compared with $118.5 million during the three months ended March 31, 2004. The decrease in cash used was principally due to net proceeds of investments of $3.1 million in the current quarter compared with net purchases of $5.4 million in the prior-year period. In addition, the current period investment in marketable software was $33.0 million compared with $29.0 million in the prior-year. Capital additions of properties were $22.4 million for the three months ended March 31, 2005 compared with $36.5 million in the prior-year period. Capital additions of outsourcing assets were $41.9 million for the three months ended March 31, 2005 compared with $47.6 million in the prior-year period.

Cash used for financing activities during the current quarter was $142.0 million compared with cash provided of $20.7 million in the prior year. The current period includes cash expenditures of $150.0 million to retire at maturity all of the company's 7 1/4% senior notes.

At March 31, 2005, total debt was $.9 billion, a decrease of $148.3 million from December 31, 2004.

The company has a $500 million credit agreement that expires in May 2006. As of March 31, 2005, there were no borrowings under this facility, and the entire
$500 million was available for borrowings.   Borrowings under the agreement bear
interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, described below.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. The facility is renewable annually at the purchasers' option and expires in December 2006. At both March 31, 2005 and at December 31, 2004, the company had sold $225 million of eligible receivables.

At March 31, 2005, the company has met all covenants and conditions under its various lending and funding agreements. Since the company expects to continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

The company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

At March 31, 2005, the company had deferred tax assets in excess of deferred tax liabilities of $2,147 million. For the reasons cited below, management determined that it is more likely than not that $1,625 million of such assets will be realized, therefore resulting in a valuation allowance of $522 million.

The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.
The company has used tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits.

In addition to the repatriation provisions discussed above, the Jobs Act extends the excess foreign tax credit carry forward period from five to 10 years and limits the carry back period to one year. The company's deferred tax asset included approximately $183 million of foreign tax credit carry forwards. The Jobs Act should provide the company with additional opportunities to fully utilize this portion of the deferred tax asset.

Approximately $4.9 billion of future taxable income (predominately U.S.) ultimately is needed to realize the net deferred tax assets at March 31, 2005. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect the company's ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a continuing decline in sales or margins, loss of market share, delays in product availability or technological obsolescence. See "Factors that may affect future results" below.

The company's annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The company operates within federal, state and international taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve.

As a result, the actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The company maintains reserves for estimated tax exposures. Income tax exposures include potential challenges of research and development credits and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness. As of March 31, 2005, the IRS was in the process of examining Unisys U.S. Federal Income tax returns for the fiscal years 1997 through 1999. The company anticipates the examination of these years will be completed in 2005. The company expects that the audit of 2000 through 2003 will commence in 2005. The liabilities, if any, associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in the provision for income taxes line in the company's Consolidated Statement of Income in the period of the event.

Stockholders' equity decreased $14.0 million during the three months ended March 31, 2005, principally reflecting the net loss of $45.5 million, offset in part by $11.5 million for issuance of stock under stock option and other plans, $.4 million of tax benefits related to employee stock plans and currency translation of $15.8 million.

At December 31 of each year, accounting rules require a company to recognize a liability on its balance sheet for each defined benefit pension plan if the fair value of the assets of that pension plan is less than the present value of the pension obligation (the accumulated benefit obligation, or ABO). This liability is called a "minimum pension liability." Concurrently, any existing prepaid pension asset for the pension plan must be removed. These adjustments are recorded as a charge in "accumulated other comprehensive income (loss)" in stockholders' equity. If at any future year-end, the fair value of the pension plan assets exceeds the ABO, the charge to stockholders' equity would be reversed for such plan. Alternatively, if the fair market values of pension plan assets experience further declines or the discount rate is reduced, additional charges to accumulated other comprehensive income (loss) may be required at a future year-end.

At December 31, 2004, the difference between the ABO and the fair value of pension plan assets increased from the amount at December 31, 2003. As a result at December 31, 2004, the company adjusted its minimum pension liability adjustment as follows: increased its pension plan liabilities by approximately $95 million, increased its investments at equity by approximately $27 million relating to the company's share of the change in NUL's minimum pension liability, increased prepaid pension asset by $13 million, and offset these changes by an increase in other comprehensive loss of approximately $55 million, or $39 million net of tax.

This accounting treatment has no effect on the company's net income, liquidity or cash flows. Financial ratios and net worth covenants in the company's credit agreements and debt securities are unaffected by charges or credits to stockholders' equity caused by adjusting a minimum pension liability.

In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit plan in 2005. The company expects to make cash contributions of approximately $70 million to its other defined benefit pension plans during 2005.

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

The company's business is affected by changes in general economic and business conditions. The company continues to face a highly competitive business environment and economic weakness in certain geographic regions. In this environment, many organizations continue to delay planned purchases of information technology products and services. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business.

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

The company's future results will depend in part on its ability to grow outsourcing and infrastructure services. The company's outsourcing contracts are multiyear engagements under which the company takes over management of a client's technology operations, business processes or networks. The company will need to maintain a strong financial position to grow its outsourcing business. In a number of these arrangements, the company hires certain of its clients' employees and may become responsible for the related employee obligations, such as pension and severance commitments. In addition, system development activity on outsourcing contracts may require the company to make significant upfront investments.

Recoverability of outsourcing assets is dependent on various factors, including the timely completion and ultimate cost of the outsourcing solution, realization of expected profitability of existing outsourcing contracts and obtaining additional outsourcing customers. These risks could result in an impairment of a portion of the associated assets, which are tested for recoverability quarterly.

As long-term relationships, outsourcing contracts provide a base of recurring revenue. However, outsourcing contracts are highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing business processes to the new environment. In the early phases of these contracts, gross margins may be lower than in later years when an integrated solution has been implemented, the duplicate costs of transitioning from the old to the new system have been eliminated and the work force and facilities have been rationalized for efficient operations. Future results will depend on the company's ability to effectively and timely complete these implementations, transitions and rationalizations.

Future results will also depend in part on the company's ability to drive profitable growth in consulting and systems integration. The company's ability to grow profitably in this business will depend in part on an improvement in economic conditions and a pick-up in demand for systems integration projects. It will also depend on the success of the actions the company has taken to enhance the skills base and management team in this business and to refocus parts of the business on integrating best-of-breed, standards-based solutions to solve client needs. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to maintain the rates it charges or appropriate chargeability for its professionals, profit margins will suffer.
The rates the company is able to charge for services are affected by a number of factors, including clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company's ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate head count.

Future results will also depend, in part, on market acceptance of the company's high-end enterprise servers. In its technology business, the company is focusing its resources on creating and enhancing a common high-performance platform for both its proprietary operating environments and open standards-based operating environments such as Microsoft Windows and Linux. In addition, the company is applying its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. The high-end enterprise server platforms are based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price performance by making use of standards-based technologies such as Intel chips and supporting industry standard software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform. Future results will depend, in part, on customer acceptance of the new CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, competition in these new markets is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors.

A number of the company's long-term contracts for infrastructure services, outsourcing, help desk and similar services do not provide for minimum transaction volumes. As a result, revenue levels are not guaranteed. In addition, some of these contracts may permit customer termination or may impose other penalties if the company does not meet the performance levels specified in the contracts.

Some of the company's systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services and products at an agreed-upon fixed price. At times the company has experienced problems in performing some of these fixed-price contracts on a profitable basis and has provided periodically for adjustments to the estimated cost to complete them. Future results will depend on the company's ability to perform these services contracts profitably.

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

More than half of the company's total revenue derives from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, and weaker intellectual property protections in some jurisdictions.

The company cannot be sure that its services and products do not infringe on the intellectual property rights of third parties, and it may have infringement claims asserted against it or against its clients. These claims could cost the company money, prevent it from offering some services or products, or damage its reputation.


Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: April 21, 2005                        By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Carol S. Sabochick
                                                 ----------------------
                                                 Carol S. Sabochick
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999

3.2 Bylaws of Unisys Corporation, as amended through April 22, 2004 (incorporated by reference to Exhibit 3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004)

10.1 Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004)

10.2 Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004)

10.3 2005 Deferred Compensation Plan for Directors of Unisys Corporation (incorporated by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004)

10.4 Unisys Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the registrant's Annual
         Report on Form 10-K for the year ended December 31, 2004)

10.5 Consulting Agreement, dated as of March 31, 2005, between Unisys Corporation and George R. Gazerwitz (incorporated by reference to
         Exhibit 10 to the registrant's Current Report on Form 8-K dated March 31, 2005)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

31.1 Certification of Joseph W. McGrath required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of Joseph W. McGrath required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2 Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350