Form 10-Q
period 2005-06-30
UNISYS CORP
filed 2005-07-27
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

     Number of shares of Common Stock outstanding as of June 30, 2005
340,550,107.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)

                                          June 30,
                                            2005       December 31,
                                         (Unaudited)       2004
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  398.9       $  660.5
Accounts and notes receivable, net         1,073.1        1,136.8
Inventories:
   Parts and finished equipment               87.6           93.7
   Work in process and materials             118.1          122.4
Deferred income taxes                        292.4          291.8
Prepaid expenses and other current assets    153.9          112.4
                                          --------       --------
Total                                      2,124.0        2,417.6
                                          --------       --------

Properties                                 1,331.7        1,305.5
Less-Accumulated depreciation and
  amortization                               922.8          881.4
                                          --------       --------
Properties, net                              408.9          424.1
                                          --------       --------
Outsourcing assets, net                      432.2          431.9
Marketable software, net                     337.1          336.8
Investments at equity                        213.9          197.1
Prepaid pension cost                          45.3           52.5
Deferred income taxes                      1,394.6        1,394.6
Goodwill                                     188.8          189.9
Other long-term assets                       160.2          176.4
                                          --------       --------
Total                                     $5,305.0       $5,620.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $    1.4       $    1.0
Current maturities of long-term debt         400.5          151.7
Accounts payable                             431.6          487.4
Other accrued liabilities                  1,189.1        1,382.7
                                          --------       --------
Total                                      2,022.6        2,022.8
                                          --------       --------
Long-term debt                               499.4          898.4
Accrued pension liabilities                  610.6          537.9
Other long-term liabilities                  694.2          655.3

Stockholders' equity
Common stock, shares issued: 2005, 342.5;
   2004, 339.4                                 3.4            3.4
Accumulated deficit                       (  448.8)      (  376.2)
Other capital                              3,907.0        3,883.8
Accumulated other comprehensive loss      (1,983.4)      (2,004.5)
                                          --------       --------
Stockholders' equity                       1,478.2        1,506.5
                                          --------       --------
Total                                     $5,305.0       $5,620.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                            Three Months             Six Months
                            Ended June 30           Ended June 30
                            -------------           -------------
                           2005        2004       2005         2004
                           ----        ----       ----         ----

Revenue
  Services              $1,236.0      $1,158.8    $2,343.7    $2,323.8
  Technology               199.5         229.3       458.4       527.2
                        --------      --------    --------    --------
                         1,435.5       1,388.1     2,802.1     2,851.0
Costs and expenses
   Cost of revenue:
     Services            1,063.4         930.2     2,044.8     1,855.9
     Technology             94.7          90.8       219.6       236.5
                        --------       -------    --------     -------
                         1,158.1       1,021.0     2,264.4     2,092.4

Selling, general
and administrative         267.4         272.9       529.0       534.1
Research and development    66.6          71.3       131.5       142.8
                        --------       -------    --------     -------
                         1,492.1       1,365.2     2,924.9     2,769.3
                        --------       -------    --------     -------

Operating income (loss)    (56.6)         22.9      (122.8)       81.7

Interest expense            15.2          18.2        27.8        35.2
Other income (expense),
 net                        32.0          24.0        32.5        24.6
                        --------       -------     -------     -------
Income (loss) before
  income taxes             (39.8)         28.7      (118.1)       71.1
Provision (benefit)
  for income taxes         (12.7)          9.3       (45.5)       22.8
                        --------      --------    --------    --------
Net income (loss)       $  (27.1)     $   19.4    $  (72.6)   $   48.3
                        ========      ========    ========    ========
Earnings (loss) per share
   Basic                $   (.08)     $    .06    $  ( .21)   $    .14
                        ========      ========    ========    ========
   Diluted              $   (.08)     $    .06    $  ( .21)   $    .14
                        ========      ========    ========    ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Six Months Ended
                                                        June 30
                                                    ----------------
                                                      2005      2004
                                                      ----      ----

Cash flows from operating activities
Net income (loss)                                  $ (72.6)    $  48.3
Add (deduct) items to reconcile net income (loss)
   to net cash provided by operating activities:
Equity income                                        (11.6)      (14.3)
Depreciation and amortization of properties           61.8        68.9
Depreciation and amortization of outsourcing assets   65.6        59.0
Amortization of marketable software                   59.2        62.9
Increase in deferred income taxes, net               (  .6)      ( 2.4)
Decrease in receivables, net                          73.6       185.3
Decrease in inventories                               10.4         6.4
Decrease in accounts payable and other
  accrued liabilities                               (249.3)     (194.1)
Increase in other liabilities                        122.6         3.5
Increase in other assets                             (24.8)     (  7.8)
Other                                                 56.4        21.6
                                                    ------      ------
Net cash provided by operating activities             90.7       237.3
                                                    ------      ------
Cash flows from investing activities
   Proceeds from investments                       3,709.4     2,878.8
   Purchases of investments                       (3,698.8)   (2,879.0)
   Investment in marketable software                 (63.3)     ( 60.5)
   Capital additions of properties                   (59.4)     ( 74.5)
   Capital additions of outsourcing assets           (86.3)     ( 92.3)
   Purchases of businesses                             (.5)     ( 12.6)
                                                    ------      ------
Net cash used for investing activities              (198.9)   (  240.1)
                                                    ------      ------
Cash flows from financing activities
   Net proceeds from (reduction in)
     short-term borrowings                              .5       (10.6)
   Proceeds from employee stock plans                 12.8        24.0
   Payments of long-term debt                       (150.7)     (  1.7)
                                                    ------      ------
Net cash (used for) provided by financing
   activities                                       (137.4)       11.7
                                                    ------      ------
Effect of exchange rate changes on
   cash and cash equivalents                         (16.0)       (1.4)
                                                    ------      ------

(Decrease) increase in cash and cash equivalents    (261.6)        7.5
Cash and cash equivalents, beginning of period       660.5       635.9
                                                    ------     -------
Cash and cash equivalents, end of period            $398.9     $ 643.4
                                                    ======     =======



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

a. The following table shows how earnings (loss) per share were computed for the three and six months ended June 30, 2005 and 2004 (dollars in millions, shares in thousands):

                        Three Months Ended June 30,   Six Months Ended June 30,
                        --------------------------    ------------------------
                               2005        2004           2005            2004
                               ----        ----           ----            ----
    Basic Earnings (Loss)
       per Share
    Net income (loss)         $ (27.1)    $ 19.4         $ (72.6)        $ 48.3
                              =======    =======         =======        =======
    Weighted average shares   340,047    334,411         339,147        333,567
                              =======    =======         =======        =======

    Basic earnings (loss)
       per share              $(  .08)    $  .06         $(  .21)       $   .14
                              =======    =======         =======        =======
    Diluted Earnings (loss)
       per Share
    Net income (loss)         $ (27.1)    $ 19.4         $ (72.6)          48.3
                              =======    =======         =======        =======
    Weighted average shares   340,047    334,411         339,147        333,567
    Plus incremental shares
    from assumed conversions
    of employee stock plans      -         4,356            -             4,840
                              --------   -------         --------      --------
    Adjusted weighted average
       shares                 340,047    338,767         339,147        338,407
                              =======    =======         =======        =======
    Diluted earnings (loss)
       per share              $  (.08)   $   .06         $  (.21)      $    .14
                              ========   =======         ========      ========

    At June 30, 2005, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three and six months ended June 30, 2005.

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

    Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2005 and 2004 was $4.8 million and $1.3 million and $9.7 million and $2.6 million, respectively. The profit on these transactions is eliminated in Corporate.

    The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

    A summary of the company's operations by business segment for the three and six month periods ended June 30, 2005 and 2004 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      June 30, 2005
    ------------------
    Customer revenue         $1,435.5                $1,236.0     $ 199.5
    Intersegment                        $  (75.7)         4.9        70.8
                             --------   --------     --------     -------
    Total revenue            $1,435.5   $  (75.7)    $1,240.9     $ 270.3
                             ========   ========     ========     =======
    Operating loss           $  (56.6)  $    2.7     $  (46.4)    $ (12.9)
                             ========   ========     ========     =======

    Three Months Ended
      June 30, 2004
    ------------------

    Customer revenue         $1,388.1                $1,158.8     $ 229.3
    Intersegment                         $( 57.3)         4.5        52.8
                              --------   --------    --------     -------
    Total revenue            $1,388.1    $( 57.3)    $1,163.3     $ 282.1
                             ========    =======     ========     =======
    Operating income         $   22.9    $ (  .4)    $    8.2     $  15.1
                             ========    =======     ========     =======


    Six Months Ended
      June 30, 2005
    ------------------
    Customer revenue         $2,802.1                $2,343.7     $ 458.4
    Intersegment                        $( 135.6)         9.7       125.9
                             --------   --------     --------     -------
    Total revenue            $2,802.1   $( 135.6)    $2,353.4     $ 584.3
                             ========   ========     ========     =======
    Operating loss           $ (122.8)  $   (7.7)    $ (121.5)    $   6.4
                             ========   ========     ========     =======

    Six Months Ended
      June 30, 2004
    ------------------
    Customer revenue         $2,851.0                $2,323.8     $ 527.2
    Intersegment                        $(103.0)          9.3        93.7
                             --------   --------     --------     -------
    Total revenue            $2,851.0   $(103.0)     $2,333.1     $ 620.9
                             ========   ========     ========     =======
    Operating income         $   81.7   $    -       $   37.4     $  44.3
                             ========   ========     ========     =======

    Presented below is a reconciliation of total business segment operating income (loss) to consolidated income (loss) before income taxes (in millions of dollars):

                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                               -------------------      -----------------------
                                  2005      2004            2005       2004
                                  ----      ----            ----       ----

    Total segment operating
      income (loss)             $ (59.3)  $ 23.3          $(115.1)   $ 81.7
    Interest expense              (15.2)   (18.2)           (27.8)    (35.2)
    Other income (expense), net    32.0     24.0             32.5      24.6
    Corporate and eliminations      2.7    (  .4)            (7.7)      -
                                -------   -------         -------    ------
    Total income (loss) before
      income taxes              $ (39.8)  $ 28.7          $(118.1)   $ 71.1
                                =======   ======          =======    ======


    Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                               -------------------      -----------------------
                                  2005      2004          2005         2004
                                  ----      ----          ----         ----
    Services
      Consulting and systems
        integration           $  443.5    $  413.9      $  813.3     $  791.0
      Outsourcing                472.9       419.4         893.6        862.4
      Infrastructure services    191.8       180.0         378.0        379.5
      Core maintenance           127.8       145.5         258.8        290.9
                               -------     -------       -------      -------
                               1,236.0     1,158.8       2,343.7      2,323.8
    Technology
      Enterprise-class servers   165.7       185.5         363.9        387.3
      Specialized technologies    33.8        43.8          94.5        139.9
                               -------    --------        -------     -------
                                 199.5       229.3         458.4        527.2
                               -------     -------       -------      -------
    Total                     $1,435.5    $1,388.1      $2,802.1     $2,851.0
                               =======    ========       =======      =======


c. Outsourcing assets include fixed assets acquired in connection with outsourcing contracts, capitalized software used in outsourcing arrangements, and costs incurred upon initiation of an outsourcing contract that have been deferred, which consist principally of initial customer setup and employment obligations related to employees assumed. Recoverability of outsourcing assets is dependent on various factors, including the timely completion and ultimate cost of the outsourcing solution, realization of expected profitability of existing outsourcing contracts and obtaining additional outsourcing customers. The company quarterly compares the carrying value of the outsourcing assets with the undiscounted future cash flows expected to be generated by the outsourcing assets to determine if there is an impairment. If impaired, the outsourcing assets are reduced to an estimated fair value on a discounted cash flow approach. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

    At June 30, 2005, total outsourcing assets, net were $432.2 million, approximately $235.3 million of which relate to iPSL, a 51% owned U.K.- based company which generates annual revenue of approximately $200 million. As a result of incurred losses, the company began discussions during the second quarter of 2005 with the minority shareholders to address alternative proposed revisions to the existing iPSL corporate structure and services agreements. These alternative proposed revisions could include the sale of the company's ownership interest in iPSL and changes to the current outsourcing services agreements. Recoverability of recorded iPSL outsourcing assets depends on the successful completion of one or a combination of the alternatives. While the company believes that these discussions and any resulting amended contractual agreements will provide sufficient future cash flows that will result in the recovery of all iPSL outsourcing assets, the final outcome of these negotiations could differ from current expectations, which may impact the recoverability of the iPSL outsourcing assets, and may result in a write down of those assets.

d. Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 includes the following components (in millions of dollars):

                                 Three Months Ended           Six Months Ended
                                      June 30,                     June 30,
                                 -------------------      ---------------------
                                      2005      2004        2005        2004
                                      ----      ----        ----        ----

    Net income (loss)               $(27.1)   $ 19.4       $(72.6)     $ 48.3

    Other comprehensive income
       (loss)
      Cash flow hedges
       Income, net of tax of
        $1.4, $1.4, $2.7 and $.4       2.6       2.5          4.9          .9
       Reclassification adjustments,
        net of tax of $(1.3), $(.1),
         $(.6) and $1.6               (2.4)      (.2)        (1.0)        2.9
       Foreign currency translation
        adjustments                    1.4     (13.2)        17.2         7.0
                                    ------      ------      ------      -----
    Total other comprehensive
       income (loss)                   1.6     (10.9)        21.1        10.8
                                    -------   ------        ------     ------
    Comprehensive income (loss)     $(25.5)   $  8.5     $  (51.5)     $ 59.1
                                    =======   ======     =========     ======

    Accumulated other comprehensive income (loss) as of December 31, 2004 and June 30, 2005 is as follows (in millions of dollars):

                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2003  $(2,011.9)  $(679.7)   $( 6.6) $(1,325.6)
    Change during period                7.4      43.5       3.1      (39.2)
                                   --------   -------    ------  ---------
    Balance at December 31, 2004   (2,004.5)   (636.2)    ( 3.5)  (1,364.8)
    Change during period               21.1      17.2       3.9       -
                                   --------   -------    ------  ---------
    Balance at June 30, 2005      $(1,983.4)  $(619.0)   $   .4  $(1,364.8)
                                   ========   =======    ======  =========

e. The amount credited to stockholders' equity for the income tax benefit related to the company's stock plans for the six months ended June 30, 2005 and 2004 was $.8 million and $2.9 million, respectively. The company expects to realize these tax benefits on future Federal income tax returns.

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

                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                               -------------------      ---------------------
                                    2005      2004         2005          2004
                                    ----      ----         ----          ----

    Balance at beginning
       of period                   $ 11.0    $ 17.9      $ 11.6       $ 20.8
    Accruals for warranties issued
       during the period              1.9       2.1         4.3          7.1
    Settlements made during the
       period                        (2.6)     (4.2)       (5.5)        (8.9)
    Changes in liability for
       pre-existing warranties
        during the period,
        including expirations         (.9)     (.8)        (1.0)        (4.0)
                                   ------   -------     ---------     -------
    Balance at June 30             $  9.4   $ 15.0       $  9.4       $ 15.0
                                   ======   =======     ========      =======


g. The company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. For stock options, no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense was recognized for common stock purchases under the Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the company had accounted for its stock plans under the fair value method of SFAS No.123. For purposes of the pro forma disclosures, the estimated fair value of the options are amortized to expense over the options' vesting period.

    The company's stock option grants include a provision that if termination of employment occurs after the participant has attained age 55 and completed five years of service with the company, the participant shall continue to vest in each of his or her stock options in accordance with the vesting schedule set forth in the applicable stock option award agreement. For purposes of the pro forma information required to be disclosed by SFAS No. 123, the company has recognized compensation cost over the vesting period. Under SFAS No. 123R, which the company currently expects to adopt on January 1, 2006
     (see note k), compensation cost must be recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. For awards granted prior to adoption of SFAS 123R, compensation expense continues to be recognized under the prior attribution method; compensation cost for awards granted after the adoption of SFAS No. 123R will be recognized over the period to the date the employee first becomes eligible for retirement. The company is currently in the process of computing the impact on recognized compensation cost in its pro forma disclosures had it applied the provisions of SFAS No. 123R. The company does not expect that this amount will be material.

    The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars):


                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                               -------------------      ---------------------
                                  2005        2004         2005          2004
                                  ----        ----         ----          ----

Net income (loss)               $(27.1)     $ 19.4       $(72.6)        $ 48.3
Deduct total stock-based
   employee compensation
   expense determined under
   fair value method for all
   awards, net of tax             (5.4)       (7.7)       (11.1)         (17.7)
                                --------     ------      --------      -------
Pro forma net income (loss)     $(32.5)      $ 11.7      $(83.7)        $ 30.6
                                =======      ======      =======       =======
Earnings (loss) per shares
   Basic - as reported          $(  .08)     $  .06      $(  .21)      $  .14
   Basic - pro forma            $(  .10)     $  .03      $(  .25)      $  .09
   Diluted - as reported        $(  .08)     $  .06      $(  .21)      $  .14
   Diluted - pro forma          $(  .10)     $  .03      $(  .25)      $  .09

h. Net periodic pension expense for the three and six months ended June 30, 2005 and 2004 is presented below (in millions of dollars):

                              Three Months                   Three Months
                          Ended June 30, 2005            Ended June 30, 2004
                          -------------------            ----------------------
                                  U.S.    Int'l.                 U.S.    Int'l.
                          Total   Plans   Plans          Total   Plans   Plans
                          -----   -----   ------         -----   -----   ------
    Service cost         $ 28.1  $15.6    $ 12.5       $ 28.6  $ 16.5  $ 12.1
    Interest cost          93.0   66.2      26.8         90.7    66.7    24.0
    Expected return on
       plan assets       (119.8) (90.2)    (29.6)      (123.3)  (94.7)  (28.6)
    Amortization of prior
       service (benefit)
       cost                (1.7) ( 1.9)       .2         (1.6)   (1.9)     .3
    Recognized net
       actuarial loss      46.2   36.0      10.2         30.4    24.3     6.1
                         ------  ------   ------       ------   -----  ------
    Net periodic pension
       expense           $ 45.8  $25.7    $ 20.1       $ 24.8  $ 10.9  $ 13.9
                         ======  ======   ======       ======  ======  ======

                               Six Months                     Six Months
                          Ended June 30, 2005            Ended June 30, 2004
                          -------------------            ----------------------
                                  U.S.    Int'l.                 U.S.    Int'l.
                          Total   Plans   Plans          Total   Plans   Plans
                          -----   -----   ------         -----   -----   ------
    Service cost         $ 59.8  $ 34.7   $ 25.1       $ 57.9   $ 33.6  $ 24.3
    Interest cost         186.1   131.5     54.6        180.2    132.3    47.9
    Expected return on
       plan assets       (240.8) (180.5)   (60.3)      (246.8)  (189.5)  (57.3)
    Amortization of prior
       service (benefit)
       cost                (3.0)   (3.8)      .8        (3.0)     (3.8)     .8
    Recognized net
       actuarial loss      90.5    70.1     20.4        58.7      46.5    12.2
                         ------  ------   ------       ------    -----  ------
    Net periodic pension
       expense           $ 92.6  $ 52.0   $ 40.6      $ 47.0    $ 19.1  $ 27.9
                         ======  ======   ======      ======    ======  ======

    The company currently expects to make cash contributions of approximately $70 million to its worldwide defined benefit pension plans in 2005 compared with $62.8 million in 2004. For the six months ended June 30, 2005 and 2004, $30.1 million and $27.5 million, respectively of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2005.

    Net periodic postretirement benefit expense for the three and six months ended June 30, 2005 and 2004 is presented below (in millions of dollars):

                               Three Months Ended           Six Months Ended
                                    June 30,                     June 30,
                               -------------------      -----------------------
                                  2005        2004         2005          2004
                                  ----        ----         ----          ----

    Interest cost                  $ 3.4      $  3.5      $ 6.9         $  7.0
    Expected return on plan
       assets                        (.1)         -         (.2)            -
    Amortization of prior service
       benefit                       (.5)        (.5)      (1.0)          (1.0)
    Recognized net actuarial loss    1.6         1.0        3.2            2.0
                                    -----      -----      -----         ------
    Net periodic postretirement
       benefit expense              $4.4       $ 4.0      $ 8.9         $  8.0
                                    =====      =====      =====         ======
    The company expects to make cash contributions of approximately $27 million to its postretirement benefit plan in 2005. For the six months ended
    June 30, 2005 and 2004, $12.4 million and $14.0 million, respectively of cash contributions have been made.

i. Cash paid during the six months ended June 30, 2005 and 2004 for income taxes was $24.5 million and $35.7 million, respectively.

    Cash paid during the six months ended June 30, 2005 and 2004 for interest was $41.7 million and $42.7 million, respectively.

j. Following is a breakdown of the individual components of the 2004 cost reduction action charge (in millions of dollars):

                                                       Work Force
                                                       Reductions*
                                                      -----------       Idle
                                                                       Lease
                               Headcount   Total    U.S.      Int'l.    Cost
    ------------------------------------------------------------------------
    Balance at
      Dec. 31, 2004               851      $81.1   $22.5      $52.9     $5.7
    Utilized                     (645)     (30.2)  (13.4)     (15.1)    (1.7)
    Changes in
      estimates and
      revisions                             (7.6)   (1.6)      (6.7)      .7
    Translation                             (3.2)              (3.2)
      adjustments                 ------------------------------------------
    Balance at
      June 30, 2005               206      $40.1    $7.5      $27.9     $4.7
                                  ==========================================
    Expected future
      utilization:
    2005 remaining
      six months                  206      $25.8    $7.5      $16.6     $1.7
    2006 and thereafter                     14.3               11.3      3.0

    ------------------------------------------------------------------------
    * Includes severance, notice pay, medical and other benefits.

    Cash expenditures related to the above actions, as well as cost reduction actions taken in years prior to 2004, for the six months ended June 30, 2005 and 2004 were approximately $33.6 million and $7.0 million, respectively.

k. In May 2005, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect that adoption of SFAS No. 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

    In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the

    Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, the company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

    In December 2004, the FASB issued SFAS No. 123 (revised 2004),
    "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The company currently expects that it will adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.
    The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R may have a material impact on the company's consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See note g.

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

    In May 2004, the FASB issued Staff Position No. FAS 106-2 (FSP No. 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
    D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of June 30, 2005, the company's measurements of both the APBO and the net Postretirement benefit cost do not reflect any amounts associated with the subsidy. Final regulations implementing the Act were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. The company is currently evaluating these regulations and has not yet determined what effect adoption of FSP No. 106-2 will have on its consolidated financial position, consolidated results of operations, or liquidity.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview
--------

The company's financial results for the second quarter of 2005 were impacted by a number of factors that resulted in lower earnings compared with the year-ago period. First, the company continued to be impacted by operational issues in several of its large, transformational business process outsourcing engagements. These contracts involve transitioning from the client's legacy environment to a new, state-of-the-art environment with new processes and software. It has taken the company longer than anticipated to develop the new software and transition to the new processes. This has resulted in higher-than-expected costs on the contracts, not only in terms of creating the new technology and processes, but also in the operational costs involved in the legacy operation. The company is addressing these execution issues as well as discussing renegotiations of the contracts, but expects the issues to continue to negatively impact its 2005 results. Second, in the Technology segment, revenues declined 13% primarily driven by an 11% decline in sales of large enterprise servers. Lower sales of these systems, which are highly profitable, contributed to the lower earnings in the quarter. Finally, the company continues to be impacted by significantly higher pension expense. Pretax pension expense in the second quarter of 2005 increased to $45.8 million compared with $24.8 million in the year-ago quarter. The company expects the challenges in the outsourcing engagements and the higher pension expense to continue to negatively impact its financial results in 2005.


Results of Operations
---------------------

For the three months ended June 30, 2005, the company reported a net loss of $27.1 million, or $.08 per share, compared with net income of $19.4 million, or $.06 per share, for the three months ended June 30, 2004.

Total revenue for the quarter ended June 30, 2005 was $1.44 billion, up 3% from revenue of $1.39 billion for the quarter ended June 30, 2004. Foreign currency translations had a 3% positive impact on revenue in the quarter when compared with the year-ago period. In the current quarter, Services revenue increased 7% and Technology revenue decreased 13%.

U.S. revenue increased 6% in the second quarter compared with the year-ago period driven by growth in the Federal business, and revenue in international markets grew 1% as increases in Pacific/Asia and Latin America were partially offset by decreases in Europe and Japan. On a constant currency basis, international revenue declined 4% in the three months ended June 30, 2005.

Pension expense for the three months ended June 30, 2005 was $45.8 million compared with $24.8 million of pension expense for the three months ended June 30, 2004. The increase in pension expense was due to the following: (a) a decline in the discount rate used for the U.S. pension plan to 5.88% at December 31, 2004 from 6.25% at December 31, 2003, (b) an increase in amortization of net unrecognized losses for the U.S. plan, and (c) for international plans, declines in discount rates and currency translation. The company records pension expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of the active employees are charged. The company currently expects to report pension expense of approximately $182.0 million in 2005 compared with pension expense of $93.6 million in 2004.

Total gross profit margin was 19.3% in the second quarter of 2005 compared with 26.4% in the year-ago period. The change principally reflects higher pension expense of $32.0 million in the current quarter compared with pension expense of $17.8 million in the year-ago quarter, operational issues in several outsourcing contracts and lower sales of high-margin enterprise servers.

For the three months ended June 30, 2005, selling, general and administrative expenses were $267.4 million (18.6% of revenue) compared with $272.9 million (19.7% of revenue) for the three months ended June 30, 2004. The three months ended June 30, 2005 includes $8.9 million of pension expense compared with $4.8 million in the year-ago period. Excluding the effects of higher pension expense, selling, general and administrative expenses declined due to the company's continuing efforts to control and reduce costs.

Research and development (R&D) expense was $66.6 million compared with $71.3 million a year ago. The company continues to invest in high-end Cellular MultiProcessing server technology and in key programs within its industry practices. R&D in the current period includes $4.9 million of pension expense compared with pension expense of $2.2 million in the year-ago period.

For the second quarter of 2005, the company reported a pretax operating loss of $56.6 million compared with income of $22.9 million a year ago. The change resulted principally from (a) pension expense of $45.8 million in the current quarter compared with pension expense of $24.8 million in the year-ago period, (b) execution issues in several outsourcing contracts, and (c) a decline in sales of large enterprise servers.

Interest expense for the three months ended June 30, 2005 was $15.2 million compared with $18.2 million for the three months ended June 30, 2004. The decrease was principally due to the January 2005 retirement at maturity of all of the company's $150 million 7 1/4% senior notes.

Other income (expense), net was income of $32.0 million in the current quarter compared with income of $24.0 million in the year-ago quarter. The increase in income was principally due to foreign exchange gains of $6.0 million in the current year compared with gains of $1.5 million in the year-ago period as well as equity income of $15.9 million in the current period compared with $9.0 million last year.

Income (loss) before income taxes was a loss of $39.8 million in the second quarter of 2005 compared with income of $28.7 million last year. The provision for income taxes was a benefit of $12.7 million in the current period compared with a provision of $9.3 million in the year-ago period.

For the six months ended June 30, 2005, the company reported a net loss of $72.6 million, or $ .21 per share, compared with net income of $48.3 million, or $.14 per share, for the six months ended June 30, 2004.

Total revenue for the six months ended June 30, 2005 was $2.80 billion, down 2% from revenue of $2.85 billion for the six months ended June 30, 2004. Foreign currency translations had a 3% positive impact on revenue in the six months when compared with the year-ago period. In the current six-month period, Services revenue increased 1% and Technology revenue decreased 13%.

U.S. revenue decreased 2% in the current six-month period compared with the year-ago period and revenue in international markets decreased 2% driven by a decrease in Europe which was partially offset by increases in other international regions. On a constant currency basis, international revenue declined 6% in the six months ended June 30, 2005.

Pension expense for the six months ended June 30, 2005 was $92.6 million compared with $47.0 million of pension expense for the six months ended June 30, 2004.

Total gross profit margin was 19.2% in the six months ended June 30, 2005 compared with 26.6% in the year-ago period. The change principally reflected higher pension expense ($64.8 million in the current period compared with pension expense of $33.3 million in the year-ago period), transformational outsourcing contract issues and lower sales of high-margin enterprise servers.

For the six months ended June 30, 2005, selling, general and administrative expenses were $529.0 million (18.9% of revenue) compared with $534.1 million (18.7% of revenue) for the six months ended June 30, 2004. Selling, general and administrative expense in the current six-month period includes $18.0 million of pension expense compared with pension expense of $9.7 million in the year-ago period.

R&D expense for the six months ended June 30, 2005 was $131.5 million compared with $142.8 million a year ago. R&D in the current period includes $9.8 million of pension expense compared with pension expense of $4.0 million in the year-ago period.

For the six months ended June 30, 2005, the company reported an operating loss of $122.8 million compared with operating income of $81.7 million for the six months ended June 30, 2004. The change principally reflected pension expense of $92.6 million in the current period compared with pension expense of $47.0 million in the year-ago period, transformational outsourcing contract issues and lower technology revenue.

Interest expense for the six months ended June 30, 2005 was $27.8 million compared with $35.2 million for the six months ended June 30, 2004. The decrease was principally due to the debt repayment discussed above.

Other income (expense), net was income of $32.5 million in the current six-month period compared with income of $24.6 million in the year-ago period.
The increase in income was principally due to income of $16.6 million in the current period compared with income of $3.5 million a year ago related to minority shareholders' portion of losses of iPSL, a 51% owned subsidiary which is fully consolidated by the company.

Income before income taxes was a loss of $118.1 million in the six months ended June 30, 2005 compared with income of $71.1 million last year. The provision for income taxes was a benefit of $45.5 million in the current period compared with a provision of $22.8 million in the year-ago period. In the current period tax benefit, the company recorded a tax benefit of $7.8 million related to a favorable decision in a foreign tax litigation matter.

Outsourcing assets include fixed assets acquired in connection with outsourcing contracts, capitalized software used in outsourcing arrangements, and costs incurred upon initiation of an outsourcing contract that have been deferred, which consist principally of initial customer setup and employment obligations related to employees assumed. Recoverability of outsourcing assets is dependent on various factors, including the timely completion and ultimate cost of the outsourcing solution, realization of expected profitability of existing outsourcing contracts and obtaining additional outsourcing customers. The company quarterly compares the carrying value of the outsourcing assets with the undiscounted future cash flows expected to be generated by the outsourcing assets to determine if there is an impairment. If impaired, the outsourcing assets are reduced to an estimated fair value on a discounted cash flow approach. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

At June 30, 2005, total outsourcing assets, net were $432.2 million, approximately $235.3 million of which relate to iPSL, a 51% owned U.K.- based company which generates annual revenue of approximately $200 million.
As a result of incurred losses, the company began discussions during the second quarter of 2005 with the minority shareholders to address alternative proposed revisions to the existing iPSL corporate structure and services agreements. These alternative proposed revisions could include the sale of the company's ownership interest in iPSL and changes to the current outsourcing services agreements. Recoverability of recorded iPSL outsourcing assets depends on the successful completion of one or a combination of the alternatives. While the company believes that these discussions and any resulting amended contractual agreements will provide sufficient future cash flows that will result in the recovery of all iPSL outsourcing assets, the final outcome of these negotiations could differ from current expectations, which may impact the recoverability of the iPSL outsourcing assets, and may result in a write down of those assets.


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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2005 and 2004, was $4.8 million and $1.3 million and $9.7 million and $2.6 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------


Three Months Ended
June 30, 2005
------------------
Customer revenue          $1,435.5                  $1,236.0     $199.5
Intersegment                           $( 75.7)          4.9       70.8
                           -------     -------      --------    -------
Total revenue             $1,435.5     $( 75.7)     $1,240.9     $270.3
                          ========     =======      ========     ======
Gross profit percent          19.3%                     12.2%      44.6%
                          ========                  ========     ======

Operating loss percent        (3.9)%                    (3.7)%     (4.8)%
                          ========                   ========    =======

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

In the Services segment, customer revenue was $1.24 billion for the three months ended June 30, 2005, up 7% compared with $1.16 billion for the three months ended June 30, 2004. Foreign currency translations had about a 3% positive impact on Services revenue in the quarter when compared with the year-ago period. The increase in Services revenue was due to a 13% increase in outsourcing ($473 million in 2005 compared with $419 million in 2004), a 7% increase in consulting and systems integration ($443 million compared with $414 million in 2004), and a 7% increase in infrastructure services revenue ($192 million in 2005 compared with $180 million in 2004) partially offset by a 12% decrease in core maintenance revenue ($128 million in 2005 compared with $146 million in 2004). Services gross profit was 12.2% for the three months ended June 30, 2005 compared with 18.5% in the year-ago period. Included in gross profit was the impact of pension expense of $31.1 million in the current period compared with pension expense of $17.4 million in the year-ago period. Services operating income (loss) percent was (3.7)% for the three months ended June 30, 2005 compared with .7% last year. Included in operating income (loss) was the impact of pension expense of $38.5 million in the current quarter compared with pension expense of $21.1 million in the year-ago period. In addition, the current year gross profit and operating profit margins were negatively impacted by operational issues in several outsourcing contracts.

In the Technology segment, customer revenue was $200 million for the three months ended June 30, 2005, down 13% compared with $229 million for the three months ended June 30, 2004. Foreign currency translations had about a 3% positive impact on Technology revenue in the quarter when compared with the year-ago period. The decrease in revenue was due to an 11% decline in sales of enterprise-class servers ($166 million in 2005 compared with $185 million in 2004) and a 23% decrease in sales of specialized technology products ($34 million in 2005 compared with $44 million in 2004). Technology gross profit was 44.6% for the three months ended June 30, 2005 compared with 53.3% in the year-ago period, and Technology operating income (loss) percent was (4.8)% for the three months ended June 30, 2005 compared with 5.4% last year. The margin declines primarily reflected a lower proportion of high-end, higher-margin ClearPath products as well as pension expense of $7.3 million in the current period compared with pension expense of $3.7 million in the prior-year period.


New Accounting Pronouncements
-----------------------------

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect that adoption of SFAS No. 154 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The company does not expect that these provisions will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity. Accordingly, the company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a recently-issued Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The company currently expects that it will adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.
The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R may have a material impact on the company's consolidated financial position and consolidated results of operations. The company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. See note g.

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

In May 2004, the FASB issued Staff Position No. FAS 106-2 (FSP No. 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of June 30, 2005, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy. Final regulations implementing the Act were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. The company is currently evaluating these regulations and has not yet determined what effect adoption of FSP No. 106-2 will have on its consolidated financial position, consolidated results of operations, or liquidity.


Financial Condition
-------------------

Cash and cash equivalents at June 30, 2005 were $398.9 million compared with $660.5 million at December 31, 2004.

During the six months ended June 30, 2005, cash provided by operations was $90.7 million compared with cash provided by operations of $237.3 million for six months ended June 30, 2004. Operating cash flow decreased principally due to lower earnings. Cash expenditures in the current period related to prior-year restructuring charges (which are included in operating activities) were approximately $33.6 million compared with $7.0 million for the prior-year, and are expected to be approximately $26 million for the remainder of 2005 and $14 million in total for all subsequent years, principally for work-force reductions and idle lease costs. In the second quarter of 2005, the company received an income tax refund of approximately $39 million from the U.S.

Internal Revenue Service (IRS) tax audit settlement in 2004.

Cash used for investing activities for the six months ended June 30, 2005 was $198.9 million compared with $240.1 million during the six months ended June 30, 2004. The decrease in cash used was principally due to net proceeds of investments of $10.6 million in the current quarter compared with net purchases of $.2 million in the prior-year period. In addition, the current period investment in marketable software was $63.3 million compared with $60.5 million in the prior-year. Capital additions of properties were $59.4 million for the six months ended June 30, 2005 compared with $74.5 million in the prior-year period. Capital additions of outsourcing assets were $86.3 million for the six months ended June 30, 2005 compared with $92.3 million in the prior-year period.

Cash used for financing activities during the current period was $137.4 million compared with $11.7 million of net cash provided in the prior year. The current period includes cash expenditures of $150.0 million to retire at maturity all of the company's 7 1/4% senior notes.

At June 30, 2005, total debt was $901.3 million, a decrease of $149.8 million from December 31, 2004, principally due to the January 2005 retirement at maturity of all of the company's $150 million 7 1/4% senior notes.

The company has a $500 million credit agreement that expires in May 2006. As of June 30, 2005, there were no borrowings under this facility, and the entire
$500 million was available for borrowings.   Borrowings under the agreement
bear interest based on the then-current LIBOR or prime rates and the company's credit rating. The credit agreement contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow. Events of default under the credit agreement include failure to perform covenants, material adverse change, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, described below.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. This facility requires maintenance of certain ratios related to the sold receivables. The company requested and obtained a waiver and amendment of certain of these requirements in the second quarter of 2005. The facility is renewable annually at the purchasers' option and expires in December 2006. At June 30, 2005 and at December 31, 2004, the company had sold $217 million and $225 million of eligible receivables, respectively.

At June 30, 2005, the company has met all covenants and conditions under its various lending and funding agreements. Since the company expects to continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

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

At June 30, 2005, the company had deferred tax assets in excess of deferred tax liabilities of $2,135 million. For the reasons cited below, management determined that it is more likely than not that $1,625 million of such assets will be realized, therefore resulting in a valuation allowance of $510 million.

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

Approximately $4.9 billion of future taxable income (predominately U.S.) ultimately is needed to realize the net deferred tax assets at June 30, 2005. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect the company's ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a continuing decline in sales or margins, loss of market share, delays in product availability or technological obsolescence. See "Factors that may affect future results" below.

The company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The company operates within federal, state and international taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve.

As a result, the actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The company maintains reserves for estimated tax exposures. Income tax exposures include potential challenges of research and development credits and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness. As of June 30, 2005, the IRS was in the process of examining Unisys U.S. Federal Income tax returns for the fiscal years 1997 through 1999. The company anticipates the examination of these years will be completed in 2005. The company expects that the audit of 2000 through 2003 will commence in 2005. The liabilities, if any, associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in the provision for income taxes line in the company's Consolidated Statement of Income in the period of the event.

Stockholders' equity decreased $28.3 million during the six months ended
June 30, 2005, principally reflecting the net loss of $72.6 million, offset in part by $22.4 million for issuance of stock under stock option and other plans, $.8 million of tax benefits related to employee stock plans and currency translation of $17.2 million.

Effective April 1, 2005, the company discontinued its Employee Stock Purchase Plan, which enabled employees to purchase shares of the company's common stock through payroll deductions at 85% of the market price at the beginning or end of a calendar quarter, whichever was lower. For the period from January 1, 2005 to April 1, 2005, employees had purchased 1.8 million shares for $12.5 million.

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

As long-term relationships, outsourcing contracts provide a base of recurring revenue. However, outsourcing contracts are highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing business processes to the new environment. In the early phases of these contracts, gross margins may be lower than in later years when an integrated solution has been implemented, the duplicate costs of transitioning from the old to the new system have been eliminated and the work force and facilities have been rationalized for efficient operations. Future results will depend on the company's ability to effectively and timely complete these implementations, transitions and rationalizations. Future results will also depend on the company's ability to effectively address its challenging outsourcing operations through negotiations or operationally and to fully recover the associated outsourcing assets.

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

Future results will also depend, in part, on market demand for the company's high-end enterprise servers. In its technology business, the company continues to focus its resources on creating and enhancing a common high-performance platform for both its proprietary operating environments and open standards-based operating environments such as Microsoft Windows and Linux. In addition, the company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. The high-end enterprise server platforms are based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price performance by making use of standards-based technologies such as Intel chips and supporting industry standard software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform. Future results will depend, in part, on customer acceptance of the CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, competition in these new markets is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors.

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


Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION
-------   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2005 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 21, 2005 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   (1) Election of Directors as follows:

   J.P. Bolduc - 285,750,808 votes for; 20,869,526 votes withheld

   James J. Duderstadt - 288,795,255 votes for; 17,825,079 votes withheld

   Matthew J. Espe - 295,448,859 votes for; 11,171,475 votes withheld

   Denise K. Fletcher - 295,616,420 votes for; 11,003,914 votes withheld

   (2) Ratification of the selection of the company's independent registered public accounting firm for 2005 - 296,473,868 votes for; 7,633,167 votes against; 2,513,299 abstentions.


Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: July 22, 2005                         By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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