Form 10-Q
period 2005-09-30
UNISYS CORP
filed 2005-11-09
CIK 746838

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

     Number of shares of Common Stock outstanding as of September 30, 2005 341,271,970.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)

                                        September 30,
                                            2005        December 31,
                                        (Unaudited)        2004
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  466.1       $  660.5
Accounts and notes receivable, net         1,118.2        1,136.8
Inventories:
   Parts and finished equipment               86.9           93.7
   Work in process and materials             109.1          122.4
Deferred income taxes                         24.9          291.8
Prepaid expenses and other current assets    142.6          112.4
                                          --------       --------
Total                                      1,947.8        2,417.6
                                          --------       --------

Properties                                 1,326.8        1,305.5
Less-Accumulated depreciation and
  amortization                               928.9          881.4
                                          --------       --------
Properties, net                              397.9          424.1
                                          --------       --------
Outsourcing assets, net                      428.3          431.9
Marketable software, net                     335.3          336.8
Investments at equity                        197.1          197.1
Prepaid pension cost                          43.3           52.5
Deferred income taxes                        187.1        1,394.6
Goodwill                                     193.1          189.9
Other long-term assets                       158.3          176.4
                                          --------       --------
Total                                     $3,888.2       $5,620.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $    4.7       $    1.0
Current maturities of long-term debt          60.5          151.7
Accounts payable                             413.0          487.4
Other accrued liabilities                  1,151.7        1,382.7
                                          --------       --------
Total                                      1,629.9        2,022.8
                                          --------       --------
Long-term debt                             1,052.2          898.4
Accrued pension liabilities                  638.9          537.9
Other long-term liabilities                  708.2          655.3

Stockholders' equity (deficit)
Common stock, shares issued: 2005, 343.3
   2004, 339.4                                 3.4            3.4
Accumulated deficit                       (2,077.0)      (  376.2)
Other capital                              3,911.7        3,883.8
Accumulated other comprehensive loss      (1,979.1)      (2,004.5)
                                          --------       --------
Stockholders' equity (deficit)              (141.0)       1,506.5
                                          --------       --------
Total                                     $3,888.2       $5,620.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                            Three Months            Nine Months
                         Ended September 30        Ended September 30
                         ------------------        ------------------
                           2005        2004          2005      2004
                           ----        ----          ----      ----

Revenue
  Services              $1,174.0      $1,147.1    $3,517.7    $3,470.9
  Technology               213.1         298.6       671.5       825.8
                        --------      --------    --------    --------
                         1,387.1       1,445.7     4,189.2     4,296.7
Costs and expenses
   Cost of revenue:
     Services            1,036.0         965.7     3,080.8     2,821.6
     Technology            105.1         139.0       324.7       375.5
                        --------       -------    --------     -------
                         1,141.1       1,104.7     3,405.5     3,197.1

Selling, general
and administrative         261.0         303.7       790.0       837.8
Research and development    61.2          75.3       192.7       218.1
                        --------       -------    --------     -------
                         1,463.3       1,483.7     4,388.2     4,253.0
                        --------       -------    --------     -------

Operating income (loss)    (76.2)        (38.0)     (199.0)       43.7

Interest expense            17.1          16.2        44.9        51.4
Other income (expense),
 net                        13.3          (3.0)       45.8        21.6
                        --------       -------     -------     -------
Income (loss) before
  income taxes             (80.0)        (57.2)     (198.1)       13.9
Provision (benefit)
  for income taxes       1,548.2         (82.4)    1,502.7       (59.6)
                        --------      --------    --------    --------
Net income (loss)      $(1,628.2)     $   25.2   $(1,700.8)   $   73.5
                        ========      ========    ========    ========
Earnings (loss) per share
   Basic                $  (4.78)     $    .08    $  (5.01)   $    .22
                        ========      ========    ========    ========
   Diluted              $  (4.78)     $    .07    $  (5.01)   $    .22
                        ========      ========    ========    ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                   Nine Months Ended
                                                      September 30
                                                   -----------------
                                                      2005      2004
                                                      ----      ----

Cash flows from operating activities
Net income (loss)                                $(1,700.8)    $  73.5
Add (deduct) items to reconcile net income (loss)
   to net cash provided by operating activities:
Equity income                                         (3.8)      ( 7.2)
Depreciation and amortization of properties           89.7        99.9
Depreciation and amortization of outsourcing assets   96.0        88.6
Amortization of marketable software                   91.6        96.6
Gain on sale of facility                             (15.8)         -
Loss on the tender of debt                            10.7          -
Decrease (increase) in deferred income taxes, net  1,474.5       (25.3)
Decrease in receivables, net                          20.7        97.2
Decrease in inventories                               19.6        19.1
Decrease in accounts payable and other
  accrued liabilities                               (245.9)     (260.1)
Increase in other liabilities                        199.4        19.8
Increase in other assets                             (48.8)     (  9.8)
Other                                                 35.4        50.6
                                                    ------      ------
Net cash provided by operating activities             22.5       242.9
                                                    ------      ------
Cash flows from investing activities
   Proceeds from investments                       5,758.9     4,423.4
   Purchases of investments                       (5,746.2)   (4,427.4)
   Investment in marketable software                 (93.7)     ( 88.8)
   Capital additions of properties                   (84.9)     ( 95.5)
   Capital additions of outsourcing assets          (115.7)     (126.6)
   Purchases of businesses                             (.5)     ( 18.6)
   Proceeds from sales of properties                  23.4         -
                                                    ------      ------
Net cash used for investing activities              (258.7)   (  333.5)
                                                    ------      ------
Cash flows from financing activities
   Net proceeds from (reduction in)
     short-term borrowings                             3.8       ( 1.0)
   Proceeds from employee stock plans                 12.8        30.9
   Payments of long-term debt                       (500.2)     (  2.3)
   Proceeds from issuance of long-term debt          541.5          -
                                                    ------      ------

Net cash provided by financing
   activities                                         57.9        27.6
                                                    ------      ------
Effect of exchange rate changes on
   cash and cash equivalents                         (16.1)         .8
                                                    ------      ------

Decrease in cash and cash equivalents               (194.4)      (62.2)
Cash and cash equivalents, beginning of period       660.5       635.9
                                                    ------     -------
Cash and cash equivalents, end of period            $466.1     $ 573.7
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

a. The following table shows how earnings (loss) per share were computed for the three and nine months ended September 30, 2005 and 2004 (dollars in millions, shares in thousands):

                             Three Months Ended            Nine Months Ended
                                September 30,               September 30,
                             ------------------            -----------------
                               2005        2004           2005            2004
                               ----        ----           ----            ----
    Basic Earnings (Loss)
       per Share
    Net income (loss)       $(1,628.2)    $ 25.2       $(1,700.8)        $ 73.5
                              =======    =======        ========        =======
    Weighted average shares   340,914    335,576         339,736        334,236
                              =======    =======        ========        =======

    Basic earnings (loss)
       per share              $ (4.78)    $  .08        $  (5.01)       $   .22
                              =======    =======        ========        =======
    Diluted Earnings (Loss)
       per Share
    Net income (loss)       $(1,628.2)    $ 25.2       $(1,700.8)       $  73.5
                              =======    =======        ========        =======
    Weighted average shares   340,914    335,576         339,736        334,236
    Plus incremental shares
    from assumed conversions
    of employee stock plans      -         1,786            -             3,823
                              --------   -------         --------      --------
    Adjusted weighted average
       shares                 340,914    337,362         339,736        338,059
                              =======    =======         =======        =======
    Diluted earnings (loss)
       per share              $ (4.78)   $   .07         $ (5.01)      $    .22
                              ========   =======         ========      ========

    At September 30, 2005, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three and nine months ended September 30, 2005.

b. During the financial close for the quarter ended September 30, 2005, the company performed its quarterly assessment of its net deferred tax assets. Up to this point in time, as previously disclosed in the company's critical accounting policies section of its Form 10-K, the company has principally relied on its ability to generate future taxable income (predominately in the U.S.) in its assessment of the realizability of its net deferred tax assets. Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS No. 109), limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the company's pretax losses in 2004 and for the nine months ended September 30, 2005, the expectation of a pre-tax loss for the full year of 2005, and the impact over the short term of the company's recently-announced plans to restructure its business model by divesting non-core assets, reducing its cost structure and shifting its focus to high growth core markets, the company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

    Accordingly, the company recorded a non-cash charge in the third quarter of 2005 of $1,573.9 million to increase the valuation allowance against deferred tax assets. With this increase, the company has a full valuation allowance against its deferred tax assets for all of its U.S. operations and certain foreign subsidiaries. This non-cash charge does not affect the company's compliance with the financial covenants under its credit agreements. It has been recorded in provision for income taxes in the accompanying consolidated statement of income. The company expects to continue to record a full valuation allowance on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization.

    The realization of the remaining deferred tax assets of approximately $150 million is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period's earnings.

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

    Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and nine months ended September 30, 2005 and 2004 was $3.3 million and $7.2 million and $13.0 million and $9.8 million, respectively. The profit on these transactions is eliminated in Corporate.

    The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

    A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2005 and 2004 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
    September 30, 2005
    ------------------
    Customer revenue         $1,387.1                $1,174.0     $ 213.1
    Intersegment                        $(57.1)           4.5        52.6
                             --------   --------     --------     -------
    Total revenue            $1,387.1   $(57.1)      $1,178.5     $ 265.7
                             ========   ========     ========     =======
    Operating loss           $  (76.2)  $  (.4)      $  (60.2)    $ (15.6)
                             ========   ========     ========     =======

    Three Months Ended
    September 30, 2004
    ------------------

    Customer revenue         $1,445.7                $1,147.1     $ 298.6
    Intersegment                         $(63.6)          5.2        58.4
                              -------    -------     --------     -------
    Total revenue            $1,445.7    $(63.6)     $1,152.3     $ 357.0
                             ========    =======     ========     =======
    Operating income (loss)  $  (38.0)   $(85.4)     $   (2.3)    $  49.7
                             ========    =======     ========     =======


    Nine Months Ended
    September 30, 2005
    ------------------
    Customer revenue         $4,189.2                $3,517.7     $ 671.5
    Intersegment                        $(192.7)         14.2       178.5
                             --------   --------     --------     -------
    Total revenue            $4,189.2   $(192.7)     $3,531.9     $ 850.0
                             ========   ========     ========     =======
    Operating loss           $ (199.0)  $  (8.1)     $ (181.7)    $  (9.2)
                             ========   ========     ========     =======

    Nine Months Ended
    September 30, 2004
    ------------------
    Customer revenue         $4,296.7                $3,470.9     $ 825.8
    Intersegment                        $(166.6)         14.5       152.1
                             --------   --------     --------     -------
    Total revenue            $4,296.7   $(166.6)     $3,485.4     $ 977.9
                             ========   ========     ========     =======
    Operating income (loss)  $   43.7   $ (85.4)     $   35.1     $  94.0
                             ========   ========     ========     =======

    Presented below is a reconciliation of total business segment operating income (loss) to consolidated income (loss) before income taxes (in millions of dollars):

                                  Three Months                  Nine Months
                               Ended September 30           Ended September 30,
                               -------------------      -----------------------
                                  2005      2004            2005       2004
                                  ----      ----            ----       ----

    Total segment operating
      income (loss)             $ (75.8)  $ 47.4          $(190.9)   $129.1
    Interest expense              (17.1)   (16.2)          ( 44.9)    (51.4)
    Other income (expense), net    13.3     (3.0)            45.8      21.6
    Corporate and eliminations      (.4)     1.3             (8.1)      1.3
    Cost reduction charge                  (86.7)                     (86.7)
                                -------   -------         -------    ------
    Total income (loss) before
      income taxes              $ (80.0)  $(57.2)         $(198.1)   $ 13.9
                                =======   ======          ========   ======

    Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                  Three Months                Nine Months
                               Ended September 30,        Ended September 30,
                               -------------------        -------------------
                                  2005      2004          2005         2004
                                  ----      ----          ----         ----
    Services
      Consulting and systems
        integration           $  392.2    $  403.3      $1,205.5     $1,194.3
      Outsourcing                455.6       411.8       1,349.2      1,274.2
      Infrastructure services    204.4       193.1         582.4        572.6
      Core maintenance           121.8       138.9         380.6        429.8
                               -------     -------       -------      -------
                               1,174.0     1,147.1       3,517.7      3,470.9
    Technology
      Enterprise-class servers   170.9       249.6         534.8        636.9
      Specialized technologies    42.2        49.0         136.7        188.9
                               -------    --------        -------     -------
                                 213.1       298.6         671.5        825.8
                               -------     -------       -------      -------
    Total                     $1,387.1    $1,445.7      $4,189.2     $4,296.7
                               =======    ========       =======      =======

d. Outsourcing assets include fixed assets acquired in connection with outsourcing contracts, capitalized software used in outsourcing arrangements, and costs incurred upon initiation of an outsourcing contract that have been deferred, which consist principally of initial customer setup and employment obligations related to employees assumed. Recoverability of outsourcing assets is dependent on various factors, including the timely completion and ultimate cost of the outsourcing solution, realization of expected profitability of existing outsourcing contracts and obtaining additional outsourcing customers. The company quarterly compares the carrying value of the outsourcing assets with the undiscounted future cash flows expected to be generated by the outsourcing assets to determine if there is an impairment. If impaired, the outsourcing assets are reduced to an estimated fair value on a discounted cash flow approach. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.

    At September 30, 2005, total outsourcing assets, net were $428.3 million, approximately $213.2 million of which relate to iPSL, a 51% owned U.K.- based company which generates annual revenue of approximately $200 million. As a result of incurred losses, the company began discussions during the second quarter of 2005 with the minority shareholders to revise the iPSL corporate structure and the services agreements. On October 7, 2005, the company and the minority shareholders executed a memorandum of understanding whereby the company will retain its current 51% ownership in iPSL and the fees charged under the outsourcing services agreements will be increased beginning January 1, 2006. The memorandum of understanding also addresses changes in the governance of iPSL and shareholder responsibilities for funding iPSL. The estimated increase in iPSL revenue resulting from the amended outsourcing services agreements, together with its existing revenue, is expected to provide the company with sufficient cash flow to recover all of iPSL's outsourcing assets as of September 30, 2005. The parties have undertaken to complete, in the fourth quarter of 2005, definitive agreements relating to the matters covered by the memorandum of understanding. While the company believes that the iPSL outsourcing assets at September 30, 2005 will be recovered, significant revisions in the final agreements or failure to reach a final agreement could result in an impairment of a portion or all of the iPSL outsourcing assets.

e. Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 includes the following components (in millions of dollars):

                                    Three Months              Nine Months
                                 Ended September 30,      Ended September 30,
                                 -------------------      -------------------
                                      2005      2004        2005        2004
                                      ----      ----        ----        ----

    Net income (loss)            $(1,628.2)   $ 25.2     $(1,700.8)    $ 73.5

    Other comprehensive income
       (loss)
      Cash flow hedges
       Income, net of tax of $(.8),
        $(.1), $1.9 and $.3           (1.6)      (.2)          3.3         .7
       Reclassification adjustments,
        net of tax of $.6, $.6,
         $ - and $2.2                  1.3       1.3            .3        4.2
       Foreign currency translation
        adjustments                    4.6       6.1          21.8       13.1
                                    ------    ------        ------      -----
    Total other comprehensive
       income                          4.3       7.2          25.4       18.0
                                   -------    ------        ------     ------
    Comprehensive income (loss)  $(1,623.9)   $ 32.4     $(1,675.4)    $ 91.5
                                   =======    ======       =======     ======

    Accumulated other comprehensive income (loss) is as follows (in millions of dollars):

                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2003  $(2,011.9)  $(679.7)   $( 6.6) $(1,325.6)
    Change during period                7.4      43.5       3.1      (39.2)
                                   --------   -------    ------  ---------
    Balance at December 31, 2004   (2,004.5)   (636.2)    ( 3.5)  (1,364.8)
    Change during period               25.4      21.8       3.6       -
                                   --------   -------    ------  ---------
    Balance at September 30, 2005 $(1,979.1)  $(614.4)  $    .1  $(1,364.8)
                                   ========   =======    ======  =========

f. The amount credited to stockholders' equity (deficit) for the income tax benefit related to the company's stock plans for the nine months ended September 30, 2005 and 2004 was $.8 million and $3.6 million, respectively.

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


                                  Three Months                Nine Months
                               Ended September 30,        Ended September 30,
                               -------------------        -------------------
                                    2005      2004         2005          2004
                                    ----      ----         ----          ----

    Balance at beginning
       of period                   $  9.4    $ 15.0      $  11.6      $ 20.8
    Accruals for warranties issued
       during the period              2.1       2.0          6.4         9.1
    Settlements made during the
       period                        (2.6)     (3.8)        (8.1)      (12.7)
    Changes in liability for
       pre-existing warranties
        during the period,
        including expirations         (.5)     (.4)         (1.5)       (4.4)
                                   ------   -------     --------      -------
    Balance at September 30        $  8.4   $ 12.8       $   8.4      $ 12.8
                                   ======   =======      =======      =======

h. The company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based employee compensation plans. For stock options, at date of grant no compensation expense is reflected in net income as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. In addition, no compensation expense was recognized for common stock purchases under the Employee Stock Purchase Plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the company had accounted for its stock plans under the fair value method of SFAS No. 123. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

    The company's stock option grants include a provision that if termination of employment occurs after the participant has attained age 55 and completed five years of service with the company, the participant shall continue to vest in each of his or her stock options in accordance with the vesting schedule set forth in the applicable stock option award agreement. For purposes of the pro forma information required to be disclosed by SFAS No. 123, the company has recognized compensation cost over the vesting period. Under SFAS No. 123R, which the company will adopt on January 1, 2006 (see note n), compensation cost must be recognized over the period through the date that the employee first becomes eligible to retire and is no longer


<PAGE 12

    required to provide service to earn the award. For awards granted prior to adoption of SFAS 123R, compensation expense continues to be recognized under the prior attribution method; compensation cost for awards granted after the adoption of SFAS No. 123R will be recognized over the period to the date the employee first becomes eligible for retirement.

    On September 23, 2005, the Compensation Committee of the Board of Directors of the company approved the acceleration of vesting of all of the company's unvested stock options awarded to officers, directors and employees. The acceleration of vesting was effective for stock options outstanding as of the close of business on September 23, 2005. Options to purchase approximately 13 million shares of common stock were accelerated. The weighted average exercise price of the options accelerated was $10.80. The acceleration will enable the company to avoid recognizing compensation expense associated with these options in future periods upon the company's adoption of SFAS No. 123R. The future pretax expense that was eliminated was $33.7 million. This amount is reflected in the pro forma footnote disclosure presented below.

    The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars):


                               Three Months Ended           Nine Months
                               Ended September 30,       Ended September 30,
                               -------------------       --------------------
                                  2005        2004         2005          2004
                                  ----        ----         ----          ----

Net income (loss)              $(1,628.2)   $ 25.2      $(1,700.8)     $ 73.5
Deduct total stock-based
   employee compensation
   expense determined under
   fair value method for all
   awards, net of tax              (54.1)     (7.6)         (65.2)       (25.3)
                                --------     ------      --------      -------
Pro forma net income (loss)    $(1,682.3)    $ 17.6     $(1,766.0)      $ 48.2
                                ========     ======      ========      =======

Earnings (loss) per share
   Basic - as reported          $  (4.78)    $  .08      $  (5.01)     $  .22
   Basic - pro forma            $  (4.93)    $  .05      $  (5.20)     $  .14
   Diluted - as reported        $  (4.78)    $  .07      $  (5.01)     $  .22
   Diluted - pro forma          $  (4.93)    $  .05      $  (5.20)     $  .14

i. Net periodic pension expense for the three and nine months ended September 30, 2005 and 2004 is presented below (in millions of dollars):

                              Three Months                   Three Months
                          Ended September 30, 2005      Ended September 30, 2004
                          ------------------------      ------------------------

                                  U.S.    Int'l.                 U.S.    Int'l.
                          Total   Plans   Plans          Total   Plans   Plans
                          -----   -----   ------         -----   -----   ------
    Service cost         $ 28.4  $17.3    $ 11.1       $ 29.2  $ 16.8  $ 12.4
    Interest cost          91.9   65.8      26.1         90.3    66.0    24.3
    Expected return on
       plan assets       (119.1) (90.3)    (28.8)      (123.9)  (94.7)  (29.2)
    Amortization of prior
       service (benefit)
       cost                (1.7)  (1.9)       .2         (1.6)   (1.9)     .3
    Recognized net
       actuarial loss      44.7   35.1       9.6         29.5    23.3     6.2
                         ------  ------   ------       ------   -----  ------
    Net periodic pension
       expense           $ 44.2  $26.0    $ 18.2       $ 23.5  $  9.5  $ 14.0
                         ======  ======   ======       ======  ======  ======


                                Nine Months                  Nine Months
                          Ended September 30, 2005     Ended September 30, 2004
                          ------------------------     ------------------------
                                  U.S.    Int'l.                 U.S.    Int'l.
                          Total   Plans   Plans          Total   Plans   Plans
                          -----   -----   ------         -----   -----   ------
    Service cost         $ 88.2  $52.0    $ 36.2       $ 87.1   $ 50.4  $ 36.7
    Interest cost         278.0  197.3      80.7        270.5    198.3    72.2
    Expected return on
       plan assets       (359.9)(270.8)    (89.1)      (370.7)  (284.2)  (86.5)
    Amortization of prior
       service (benefit)
       cost                (4.7)  (5.7)      1.0        (4.6)     (5.7)    1.1
    Recognized net
       actuarial loss     135.2  105.2      30.0        88.2      69.8    18.4
                         ------  ------   ------       ------    -----  ------
    Net periodic pension
       expense           $136.8  $78.0    $ 58.8      $ 70.5    $ 28.6  $ 41.9
                         ======  ======   ======      ======    ======  ======

    The company currently expects to make cash contributions of approximately $70 million to its worldwide defined benefit pension plans in 2005 compared with $62.8 million in 2004. For the nine months ended September 30, 2005 and 2004, $49.3 million and $41.4 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2005.

    Net periodic postretirement benefit expense for the three and nine months ended September 30, 2005 and 2004 is presented below (in millions of dollars):

                                  Three Months                  Nine Months
                               Ended September 30,          Ended September 30,
                               -------------------          -------------------
                                  2005        2004         2005          2004
                                  ----        ----         ----          ----

    Interest cost                  $  3.5     $  3.5      $10.4         $ 10.5
    Expected return on plan
       assets                         (.1)        -         (.3)            -
    Amortization of prior service
       benefit                        (.5)       (.5)      (1.5)          (1.5)
    Recognized net actuarial loss     1.6        1.0        4.8            3.0
                                    -----      -----      -----         ------
    Net periodic postretirement
       benefit expense              $ 4.5      $ 4.0      $13.4         $ 12.0
                                    =====      =====      =====         ======

    The company expects to make cash contributions of approximately $27 million to its postretirement benefit plan in 2005. For the nine months ended September 30, 2005 and 2004, $18.8 million and $20.0 million, respectively of cash contributions have been made.

j. Cash paid during the nine months ended September 30, 2005 and 2004 for income taxes was $32.4 million and $47.0 million, respectively.

    Cash paid during the nine months ended September 30, 2005 and 2004 for interest was $61.7 million and $57.7 million, respectively.

k. As part of its ongoing efforts to reduce its cost base and enhance its administrative efficiency, on September 30, 2004, the company consolidated facility space and committed to a reduction of approximately 1,400 employees, primarily in general and administrative areas. These actions resulted in a pretax charge of $82.0 million, or $.18 per diluted share.

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

    Following is a breakdown of the individual components of the 2004 cost reduction action charge (in millions of dollars):

                                                       Work Force
                                                       Reductions*
                                                      -----------       Idle
                                                                       Lease
                               Headcount   Total    U.S.      Int'l.    Cost
    ------------------------------------------------------------------------
    Balance at
      Dec. 31, 2004               851      $81.1   $22.5      $52.9     $5.7
    Utilized                     (753)     (43.4)  (16.3)     (24.6)    (2.5)
    Changes in
      estimates and
      revisions                             (8.1)   (2.2)      (8.9)     3.0
    Translation
      adjustments                           (3.3)              (3.3)
                                  ------------------------------------------

    Balance at
      September 30, 2005           98      $26.3    $4.0      $16.1     $6.2
                                  ==========================================
    Expected future
      utilization:
    2005 remaining
      three months                 84      $13.5    $3.0      $ 9.7     $ .8
    2006 and thereafter            14       12.8     1.0        6.4      5.4

    ------------------------------------------------------------------------
    * Includes severance, notice pay, medical and other benefits.

    Cash expenditures related to the above actions, as well as cost reduction actions taken in years prior to 2004, for the nine months ended September 30, 2005 and 2004 were approximately $49.0 million and $10.0 million, respectively.


l. During the September 2004 quarter, the U.S. Congressional Joint Committee on Taxation approved an income tax refund to the company related to the settlement of tax audit issues dating from the mid-1980s. The refund, including interest, of approximately $40 million was received in the June 2005 quarter. As a result of the resolution of these audit issues, the company recorded favorable adjustments to its tax liability reserves, which resulted in an after-tax benefit of $68.2 million, or $.20 per diluted share, to net income in the third quarter of 2004.

m. The company currently owns approximately 29% of the outstanding shares of Nihon Unisys Limited (NUL), a Japanese company that serves as the company's exclusive distributor in Japan. On October 4, 2005, the company and NUL amended the terms of a license and support agreement pursuant to which NUL receives access to certain of the company's intellectual property and support services. Prior to the revised agreement, NUL paid annual royalties to the company based on a percentage of NUL's revenue. In 2004 and 2003, these royalties amounted to approximately $103 million and $101 million, respectively. Under the revised arrangement, the company has granted NUL a perpetual license to the intellectual property, and, in lieu of an annual royalty, NUL has agreed to pay the company a fixed fee of $225 million, one-half of which was paid on October 7, 2005 and one-half of which is payable on October 1, 2006. The company will recognize the $225 million as revenue over the three-year period ending March 31, 2008. In addition, the parties have agreed that NUL will pay the company a fee of $20 million per year for three years for the support services it provides under the license and support agreement. NUL has an option to renew the support services arrangement for an additional two years at the same price. In prior periods, the support services fee was included as part of the royalty payments.

n.  In December 2004, the FASB issued FASB Staff Position No. FAS 109-2
    (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. These provisions will not impact the company's consolidated financial position, consolidated results of operations, or liquidity. Accordingly, the company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

    Effective July 1, 2005, the company adopted SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of SFAS No. 153 did not have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

    In May 2004, the FASB issued Staff Position No. FAS 106-2 (FSP No. 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part
    D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of September 30, 2005, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy. Final regulations implementing the Act were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. Adoption of FSP No. 106-2 did not have a material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

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

    In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission rule, companies will be allowed to implement
    SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The company will adopt SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. The company expects to adopt the prospective method. The company is evaluating the requirements of SFAS No. 123R and currently expects that adoption of SFAS No. 123R will not have a material impact on the company's consolidated financial position and consolidated results of operations due to the acceleration of stock options on September 23, 2005 as disclosed in note h. However, uncertainties, including the company's future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense recognized in future periods will be similar to the SFAS 123 pro forma expense disclosed in note h.

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

o.  During the nine months ended September 30, 2005, the company (a) issued
    $400 million 8% senior notes due 2012 and $150 million 8-1/2% senior notes due 2015, (b) repaid $339.8 million of the company's $400 million 8-1/8% senior notes due 2006 pursuant to a September 2005 tender offer by the company and recorded a charge of $10.7 million related to the tender premium and amortization of deferred costs related to the notes, and (c) in January 2005 retired at maturity all of the company's $150.0 million 7-1/4% senior notes.

p. In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports.
    The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. It is not unusual in complex government contracts for the government and the contractor to have issues arise regarding contract obligations. Working collaboratively over the past few months, the company believes most of the issues are being addressed - to the initial satisfaction of TSA -- and with the DCAA's review of the action plans. While the company believes that it and the government will resolve all issues raised, it cannot be certain that negotiations will be successfully completed. Furthermore, the company has not been provided with a copy of the full DCAA audit report and there can be no assurance that the full report does not raise additional issues. It has also been reported recently in the news that the DCAA has referred this report to the Inspector General's office of the Department of Homeland Security for investigation. The government has not formally informed the company of any such referral. The company cannot determine whether any claims will be brought or what effect, if any, this will have on the contract or any extension or renewal of it.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview
--------

The company's financial results for the third quarter of 2005 were negatively impacted by a number of factors that resulted in lower earnings compared with the year-ago period. In its Technology segment, the company experienced continued weakness in its high-end server business. Revenue in the Technology segment declined 29% in the quarter primarily driven by a 32% decline in sales of large enterprise servers. In its Services segment, the company's results were impacted by lower than expected revenue, underutilization of resources in project-based businesses, and continuing issues in two challenging outsourcing operations. In addition, the company continues to be negatively impacted by higher pension expense. Pretax pension expense in the third quarter of 2005 increased to $44.2 million compared with $23.5 million in the year-ago quarter. The company expects the challenges in the outsourcing engagements, the underutilization of resources in project-based businesses, and the higher pension expense to continue to negatively impact its financial results in the fourth quarter of 2005.

Given the company's recent operating losses, and the impact over the short term of its recently announced plans (described below) to restructure its business model to focus on high-growth core markets, reduce its cost structure, and drive profitable growth, the company has recorded a full valuation allowance against all of its deferred tax assets in the U.S. and certain foreign subsidiaries. This resulted in the company taking a third-quarter 2005 non-cash charge of $1,573.9 million, or $4.62 per share.

To address its performance issues and reposition it for profitable growth, the company is taking actions in the following areas:

* Focused investments. The company will focus its resources on high-growth market areas - outsourcing, open source/Linux, Microsoft solutions, and security - delivered through a vertical industry focus. Within its technology business, the company remains committed to its ClearPath and ES7000 systems and will continue to invest in operating systems and software to drive continuous improvements in new features and capabilities.

* Divestitures. As it concentrates its resources on the areas discussed above, the company plans to divest non-strategic areas of the business and use the proceeds from such asset sales or divestitures to implement cost reduction actions, fund its growth core businesses, and pursue complementary tuck-in acquisitions.

* Cost reduction. The company plans to rightsize its cost structure to support its more focused business model and to improve margins. As a result of a series of actions in services delivery, research and development, and selling, general, and administrative areas, the company plans to reduce its headcount by 10% of its current workforce over the next year. The company expects to take cost restructuring charges of approximately $250 - $300 million through 2006 for these actions. These actions are expected to yield approximately $250 million of annualized cost savings on a run-rate basis by the end of 2007.

* Sales and marketing. The company continues to make significant changes to its sales and marketing programs to support its more focused model and drive profitable order and revenue growth. In the sales area, the company has recently strengthened its business development skills by recruiting first-class sales management and personnel and by implementing high-impact training to more effectively manage relationships with large accounts and drive new business.

* Focused Alliances. The company is focused on driving profitable growth by expanding its activities with a select group of world-class information technology firms. The company recently signed a memorandum of understanding with NEC Corporation to negotiate a partnership to collaborate in technology research and development, manufacturing, and solutions delivery. The alliance would cover a number of areas of joint development and solutions delivery activities focusing on server technology, software, integrated solutions, and support services. Other focused alliance partners include Microsoft, Oracle, IBM, EMC, Dell,
Intel, Cisco, and SAP.

The company believes these actions will position it in large, fast-growing markets and will enable the company in the coming years to accelerate its revenue growth and significantly expand its margins and profitability.

In addition, the company continues to address issues in two large business process outsourcing (BPO) operations that have been impacting its financial results. One of these challenging BPO operations is the company's iPSL check processing joint venture in the United Kingdom. The company recently signed a memorandum of understanding with its iPSL joint venture bank partners that would increase its billing rates in this operation. The definitive agreements, which are expected to be signed by the end of 2005, are expected to improve the economics of the iPSL operation in 2006 and beyond.

Results of Operations
---------------------

For the three months ended September 30, 2005, the company reported a net loss of $1,628.2 million, or $4.78 per share, compared with net income of $25.2 million, or $.07 per diluted share, for the three months ended September 30, 2004. The change was principally due to the increase in the deferred tax asset valuation allowance discussed below.

The third quarter of 2004 included a net benefit of $8.2 million, or $.02 per diluted share, from (a) a tax benefit of $68.2 million, or $.20 per diluted share, from the resolution of a U.S. tax audit and (b) a charge of $82.0 million, or $.18 per diluted share, related to cost reduction actions.

Total revenue for the quarter ended September 30, 2005 was $1.39 billion, down 4% from revenue of $1.45 billion for the quarter ended September 30, 2004. Foreign currency translations had a 1% positive impact on revenue in the quarter when compared with the year-ago period. In the current quarter, Services revenue increased 2% and Technology revenue decreased 29%.

U.S. revenue increased 3% in the third quarter compared with the year-ago period driven by growth in the Federal business, while revenue in international markets declined 10% due to declines in Pacific/Asia/Japan, Latin America and Europe. On a constant currency basis, international revenue declined 12% in the three months ended September 30, 2005.

Pension expense for the three months ended September 30, 2005 was $44.2 million compared with $23.5 million of pension expense for the three months ended September 30, 2004. The increase in pension expense was due to the following: (a) a decline in the discount rate used for the U.S. pension plan to 5.88% at December 31, 2004 from 6.25% at December 31, 2003, (b) an increase in amortization of net unrecognized losses for the U.S. plan, and (c) for international plans, declines in discount rates and currency translation. The company records pension expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of the active employees are charged. The company currently expects to report pension expense of approximately $182.0 million in 2005 compared with pension expense of $93.6 million in 2004.

Total gross profit margin was 17.7% in the third quarter of 2005 compared with 23.6% in the year-ago period. The change principally reflects higher pension expense of $30.2 million in the current quarter compared with pension expense of $17.1 million in the year-ago quarter, operational issues in two outsourcing operations, underutilization of personnel in project-based services and lower sales of high-margin enterprise servers. The year-ago period included a $28.1 million charge related to 2004 cost reduction actions.

For the three months ended September 30, 2005, selling, general and administrative expenses were $261.0 million (18.8% of revenue) compared with $303.7 million (21.0% of revenue) for the three months ended September 30, 2004. The three months ended September 30, 2005 includes $9.1 million of pension expense compared with $4.4 million in the year-ago period. The three months ended September 30, 2004 included a $50.2 million charge related to the 2004 cost reduction actions.

Research and development (R&D) expense was $61.2 million compared with $75.3 million a year ago. The company continues to invest in proprietary operating systems and in key programs within its industry practices. R&D in the current period includes $4.9 million of pension expense compared with pension expense of $2.0 million in the year-ago period. R&D in 2004 included $8.4 million related to the 2004 cost reduction actions which contributed to the R&D decline in 2005 compared with 2004.

For the third quarter of 2005, the company reported a pretax operating loss of $76.2 million compared with a pretax loss of $38.0 million a year ago. The change resulted principally from (a) pension expense of $44.2 million in the current quarter compared with pension expense of $23.5 million in the year-ago period, (b) execution issues in two outsourcing contracts, (c) a decline in sales of large, high margin enterprise servers, and (d) underutilization of personnel in project-based services. The year-ago period included a cost reduction charge of $86.7 million.

Interest expense for the three months ended September 30, 2005 was $17.1 million compared with $16.2 million for the three months ended September 30, 2004. The increase was principally due to the September 2005 issuance of $550 million of senior notes offset in part by the January 2005 retirement at maturity of all of the company's $150 million 7 1/4% senior notes. These items are discussed below in "Financial Condition".

Other income (expense), net was income of $13.3 million in the current quarter compared with an expense of $3.0 million in the year-ago quarter. The increase in income was principally due to (a) a gain on the sale of property of $15.8 million in the current period, (b) foreign exchange gains of $3.2 million in the current period compared with losses of $2.7 million in the prior-year period, (c) income of $11.1 million in the current period compared with income of $2.7 million in the prior-year period related to minority shareholders' portion of losses of iPSL, a 51% owned subsidiary which is fully consolidated by the company, offset in part by (d) a charge of $10.7 million in the current period related to the debt tender offer discussed below.

During the financial close for the quarter ended September 30, 2005, the company performed its quarterly assessment of its net deferred tax assets. Up to this point in time, as previously disclosed in the company's critical accounting policies section of its Form 10-K, the company has principally relied on its ability to generate future taxable income (predominately in the U.S.) in its assessment of the realizability of its net deferred tax assets.

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS No. 109), limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the company's pretax losses in 2004 and for the nine months ended September 30, 2005, the expectation of a pre-tax loss for the full year of 2005, and the impact over the short term of the company's recently-announced plans to restructure its business model by divesting non-core assets, reducing its cost structure and shifting its focus to high growth core markets, the company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

Accordingly, the company recorded a non-cash charge in the third quarter of 2005 of $1,573.9 million to increase the valuation allowance against deferred tax assets. With this increase, the company has a full valuation allowance against its deferred tax assets for all of its U.S. operations and certain foreign subsidiaries. This non-cash charge does not affect the company's compliance with the financial covenants under its credit agreements. It has been recorded in provision for income taxes in the accompanying consolidated statement of income. The company expects to continue to record a full valuation allowance on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization.

The realization of the remaining deferred tax assets of approximately
$150 million is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period's earnings.

Income (loss) before income taxes was a loss of $80.0 million in the third quarter of 2005 compared with a loss of $57.2 million last year. The provision for income taxes was $1,548.2 million in the current period compared with a benefit of $82.4 million in the year-ago period. The current year tax provision includes the increase in the deferred tax asset valuation allowance discussed above. The prior year tax benefit includes $68.2 million related to a tax refund as well as a $22.0 million benefit related to the cost reduction charge.

For the nine months ended September 30, 2005, the company reported a net loss of $1,700.8 million, or $5.01 per share, compared with net income of $73.5 million, or $.22 per share, for the nine months ended September 30, 2004. The current period includes the increase in the deferred tax asset valuation allowance discussed above.

Total revenue for the nine months ended September 30, 2005 was $4.19 billion, down 3% from revenue of $4.30 billion for the nine months ended September 30, 2004. Foreign currency translations had a 2% positive impact on revenue in the nine months when compared with the year-ago period. In the current nine-month period, Services revenue increased 1% and Technology revenue decreased 19%.

U.S. revenue was flat in the current nine-month period compared with the year-ago period and revenue in international markets decreased 4% driven by a decrease in Europe and Latin America which was partially offset by increases in Pacific/Asia/Japan. On a constant currency basis, international revenue declined 8% in the nine months ended September 30, 2005.

Pension expense for the nine months ended September 30, 2005 was $136.8 million compared with $70.5 million of pension expense for the nine months ended September 30, 2004.

Total gross profit margin was 18.7% in the nine months ended September 30, 2005 compared with 25.6% in the year-ago period. The change principally reflected higher pension expense ($95.0 million in the current period compared with pension expense of $50.4 million in the year-ago period), operational issues in two outsourcing operations, underutilization of personnel in project-based services and lower sales of high-margin enterprise servers. The year-ago period included a $28.1 million charge related to the cost reduction actions.

For the nine months ended September 30, 2005, selling, general and administrative expenses were $790.0 million (18.9% of revenue) compared with $837.8 million (19.5% of revenue) for the nine months ended September 30, 2004. Selling, general and administrative expense in the current nine-month period includes $27.1 million of pension expense compared with pension expense of $14.1 million in the year-ago period. Selling general and administrative expenses for the nine months ended September 30, 2004 included $50.2 million related to the cost reduction actions.

R&D expense for the nine months ended September 30, 2005 was $192.7 million compared with $218.1 million a year ago. R&D in the current period includes $14.7 million of pension expense compared with pension expense of $6.0 million in the year-ago period. R&D expense in the year-ago period included $8.4 million related to the cost reduction actions.

For the nine months ended September 30, 2005, the company reported an operating loss of $199.0 million compared with operating income of $43.7 million for the nine months ended September 30, 2004. The change principally reflected pension expense of $136.8 million in the current period compared with pension expense of $70.5 million in the year-ago period, operational issues in two outsourcing operations, underutilization of personnel in project-based services, and lower technology revenue. The year-ago period included an $86.7 million charge related to the cost reduction actions.

Interest expense for the nine months ended September 30, 2005 was $44.9 million compared with $51.4 million for the nine months ended September 30, 2004. The decrease was principally due to the $150.0 million debt repayment discussed above.

Other income (expense), net was income of $45.8 million in the current nine-month period compared with income of $21.6 million in the year-ago period.
The increase in income was principally due to (a) a gain on the sale of property of $15.8 million in the current period, (b) foreign exchange gains of $7.4 million in the current period compared with losses of $3.4 million in the prior-year period, (c) income of $28.0 million in the current period compared with income of $6.3 million in the prior-year period related to minority shareholders' portion of losses of iPSL, a 51% owned subsidiary which is fully consolidated by the company, offset in part by (d) discounts on sales of accounts receivable of $6.8 million in the current period compared with discounts of $1.8 million in the year-ago period, and (e) a charge of $10.7 million in the current period related to the debt tender offer discussed below. Income (loss) before income taxes was a loss of $198.1 million in the nine months ended September 30, 2005 compared with income of $13.9 million last year. The provision for income taxes was $1,502.7 million in the current period compared with a benefit of $59.6 million in the year-ago period. The current period includes the increase in the deferred tax asset valuation allowance discussed above, as well as a tax benefit of $7.8 million related to a favorable decision in a foreign tax litigation matter. The prior-year period included a benefit of $68.2 million related to the tax refund as well as a $22.0 million benefit related to the cost reduction charge.

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

At September 30, 2005, total outsourcing assets, net were $428.3 million, approximately $213.2 million of which relate to iPSL, a 51% owned U.K.- based company which generates annual revenue of approximately $200 million.
As a result of incurred losses, the company began discussions during the second quarter of 2005 with the minority shareholders to revise the iPSL corporate structure and the services agreements. On October 7, 2005, the company and the minority shareholders executed a memorandum of understanding whereby the company will retain its current 51% ownership in iPSL and the fees charged under the outsourcing services agreements will be increased beginning January 1, 2006. The memorandum of understanding also addresses changes in the governance of iPSL and shareholder responsibilities for funding iPSL. The estimated increase in iPSL revenue resulting from the amended outsourcing services agreements, together with its existing revenue, is expected to provide the company with sufficient cash flow to recover all of iPSL's outsourcing assets as of September 30, 2005. The parties have undertaken to complete, in the fourth quarter of 2005, definitive agreements relating to the matters covered by the memorandum of understanding. While the company believes that the iPSL outsourcing assets at September 30, 2005 will be recovered, significant revisions in the final agreements or failure to reach a final agreement could result in an impairment of a portion or all of the iPSL outsourcing assets.

The company currently owns approximately 29% of the outstanding shares of Nihon Unisys Limited (NUL), a Japanese company that serves as the company's exclusive distributor in Japan. On October 4, 2005, the company and NUL amended the terms of a license and support agreement pursuant to which NUL receives access to certain of the company's intellectual property and support services. Prior to the revised agreement, NUL paid annual royalties to the company based on a percentage of NUL's revenue. In 2004 and 2003, these royalties amounted to approximately $103 million and $101 million, respectively. Under the revised arrangement, the company has granted NUL a perpetual license to the intellectual property, and, in lieu of an annual royalty, NUL has agreed to pay the company a fixed fee of $225 million, one-half of which was paid on October 7, 2005 and one-half of which is payable on October 1, 2006. The company will recognize the $225 million as revenue over the three-year period ending March 31, 2008. In addition, the parties have agreed that NUL will pay the company a fee of $20 million per year for three years for the support services it provides under the license and support agreement. NUL has an option to renew the support services arrangement for an additional two years at the same price. In prior periods, the support services fee was included as part of the royalty payments.

In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. It is not unusual in complex government contracts for the government and the contractor to have issues arise regarding contract obligations. Working collaboratively over the past few months, the company believes most of the issues are being addressed - to the initial satisfaction of TSA -- and with the DCAA's review of the action plans. While the company believes that it and the government will resolve all issues raised, it cannot be certain that negotiations will be successfully completed. Furthermore, the company has not been provided with a copy of the full DCAA audit report and there can be no assurance that the full report does not raise additional issues. It has also been reported recently in the news that the DCAA has referred this report to the Inspector General's office of the Department of Homeland Security for investigation. The government has not formally informed the company of any such referral. The company cannot determine whether any claims will be brought or what effect, if any, this will have on the contract or any extension or renewal of it.

On October 25, 2005, the company and NEC Corporation signed a memorandum of understanding to negotiate a partnership to collaborate in technology research and development, manufacturing and solutions delivery. This alliance would cover a number of areas of joint development and solutions delivery activities focusing on server technology, software, integrated solutions and support services. NEC and the company plan to collaborate and develop a common high-end Intel-based server platform to provide customers of each company with increasingly powerful, scalable and cost-effective servers. The first of these next-generation common platforms is planned for release in 2007. The new servers are to be manufactured by NEC on behalf of both companies. The company will continue to supply its customers with ClearPath mainframes with the benefit, over time, of joint research and development by both companies and manufacturing provided by NEC. While non-binding, the memorandum of understanding contemplates the negotiation of binding agreements that would give effect to the areas of collaboration mentioned above. However, there can be no assurances that a final agreement will be reached.

For 2006, pension expense cannot be reliably estimated until after December 31, 2005 when the actual amount of pension plan assets is known and the discount rate can be determined. In addition, as previously announced, the company is planning to divest non-strategic businesses, reduce its workforce by 10% over the next year and is currently evaluating its defined benefit pension plans.

These actions could have a significant impact on the company's pension expense going forward.

Despite these items, in accordance with regulations governing contributions to U.S. defined benefit pension plans, the company currently expects that it will not be required to fund its U.S. qualified defined benefit pension plan in 2006. The 2006 pension expense will be determined in January 2006 when the December 31, 2005 employee levels, pension plan assets and discount rates are known.


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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and nine months ended September 30, 2005 and 2004, was $3.3 million and $7.2 million and $13.0 million and $9.8 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. Therefore, the comparisons below exclude the 2004 cost reduction charges discussed above.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------

Three Months Ended
September 30, 2005
------------------
Customer revenue          $1,387.1                  $1,174.0     $213.1
Intersegment                           $ (57.1)          4.5       52.6
                           -------     -------      --------    -------
Total revenue             $1,387.1      $(57.1)     $1,178.5     $265.7
                          ========     =======      ========     ======
Gross profit percent          17.7%                     11.3%      42.4%
                          ========                  ========     ======

Operating loss percent        (5.5)%                    (5.1)%     (5.9)%
                          ========                   ========    =======

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

In the Services segment, customer revenue was $1.17 billion for the three months ended September 30, 2005, up 2% compared with $1.15 billion for the three months ended September 30, 2004. Foreign currency translations had about a 1% positive impact on Services revenue in the quarter when compared with the year-ago period. The increase in Services revenue was due to an 11% increase in outsourcing ($456 million in 2005 compared with $412 million in 2004) and a 6% increase in infrastructure services revenue ($204 million in 2005 compared with $193 million in 2004) partially offset by a 3% decrease in consulting and systems integration ($392 million in 2005 compared with $403 million in 2004) and a 12% decrease in core maintenance revenue ($122 million in 2005 compared with $139 million in 2004). Services gross profit was 11.3% for the three months ended September 30, 2005 compared with 16.2% in the year-ago period. Included in gross profit was the impact of pension expense of $29.2 million in the current period compared with pension expense of $16.7 million in the year-ago period. Services operating income (loss) percent was (5.1)% for the three months ended September 30, 2005 compared with a loss of (.2)% last year. Included in operating income (loss) was the impact of pension expense of $36.7 million in the current quarter compared with pension expense of $20.6 million in the year-ago period. In addition, the current year gross profit and operating profit margins were negatively impacted by operational issues in two outsourcing contracts and underutilization of personnel in project-based businesses.

In the Technology segment, customer revenue was $213 million for the three months ended September 30, 2005, down 29% compared with $299 million for the three months ended September 30, 2004. Foreign currency translations had about a 1% positive impact on Technology revenue in the quarter when compared with the year-ago period. The decrease in revenue was due to a 32% decline in sales of enterprise-class servers ($171 million in 2005 compared with $250 million in 2004) and a 14% decrease in sales of specialized technology products ($42 million in 2005 compared with $49 million in 2004). Technology gross profit was 42.4% for the three months ended September 30, 2005 compared with 51.0% in the year-ago period, and Technology operating income (loss) percent was (5.9)% for the three months ended September 30, 2005 compared with 13.9% last year.
The margin declines primarily reflected lower sales of ClearPath products as well as pension expense of $7.5 million in the current period compared with pension expense of $2.9 million in the prior-year period.


New Accounting Pronouncements
-----------------------------

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (FSP No. 109-2), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004" (the Jobs Act). FSP No. 109-2 provides guidance with respect to reporting the potential impact of the repatriation provisions of the Jobs Act on an enterprise's income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004, and provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company's chief executive officer and approved by a company's board of directors. Certain other criteria in the Jobs Act must be satisfied as well. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. These provisions will not impact the company's consolidated financial position, consolidated results of operations, or liquidity. Accordingly, the company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

Effective July 1, 2005, the company adopted SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of SFAS No. 153 did not have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

In May 2004, the FASB issued Staff Position No. FAS 106-2 (FSP No. 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). The Act introduces a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. 106-2 is effective for the first interim period beginning after June 15, 2004, and provides that an employer shall measure the accumulated plan benefit obligation (APBO) and net periodic postretirement benefit cost, taking into account any subsidy received under the Act. As of September 30, 2005, the company's measurements of both the APBO and the net postretirement benefit cost do not reflect any amounts associated with the subsidy. Final regulations implementing the Act were issued on January 21, 2005. The final regulations clarify how a company should determine actuarial equivalency and the definition of a plan for purposes of determining actuarial equivalency. Adoption of FSP No. 106-2 did not have a material impact on the company's consolidated financial position, consolidated results of operations, or liquidity.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In accordance with a Securities and Exchange Commission rule, companies will be allowed to implement SFAS No. 123R as of the beginning of the first interim or annual period that begins after June 15, 2005. The company will adopt
SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options beginning with the first period presented. The company expects to adopt the prospective method. The company is evaluating the requirements of SFAS No. 123R and currently expects that adoption of SFAS No. 123R will not have a material impact on the company's consolidated financial position and consolidated results of operations due to the acceleration of stock options on September 23, 2005 as disclosed in note h. However, uncertainties, including the company's future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense recognized in future periods will be similar to the SFAS No. 123 pro forma expense disclosed in note h.

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


Financial Condition
-------------------

Cash and cash equivalents at September 30, 2005 were $466.1 million compared with $660.5 million at December 31, 2004.

During the nine months ended September 30, 2005, cash provided by operations was $22.5 million compared with cash provided by operations of $242.9 million for the nine months ended September 30, 2004. Operating cash flow decreased principally due to lower earnings. Cash expenditures in the current period related to prior-year restructuring charges (which are included in operating activities) were approximately $49.0 million compared with $10.0 million for the prior-year, and are expected to be approximately $13.5 million for the remainder of 2005 and $13 million in total for all subsequent years, principally for work-force reductions and idle lease costs. In the second quarter of 2005, the company received an income tax refund of approximately $39 million from the U.S. Internal Revenue Service (IRS) tax audit settlement in 2004.

Cash used for investing activities for the nine months ended September 30, 2005 was $258.7 million compared with $333.5 million during the nine months ended September 30, 2004. Net proceeds of investments of $12.7 million in the current period compared with net purchases of $4.0 million in the prior-year period. In addition, the current period investment in marketable software was $93.7 million compared with $88.8 million in the prior-year. Capital additions of properties were $84.9 million for the nine months ended September 30, 2005 compared with $95.5 million in the prior-year period. Capital additions of outsourcing assets were $115.7 million for the nine months ended September 30, 2005 compared with $126.6 million in the prior-year period. In addition, the current year nine month period included $23.4 million proceeds from the sale of properties.

Cash provided by financing activities during the current period was $57.9 million compared with $27.6 million of net cash provided in the prior year.
The current period includes the following: (a) $541.5 million net proceeds from the September 2005 issuances of $400 million 8% senior notes due 2012 and $150 million 8-1/2% senior notes due 2015, (b) the cash expenditure of $349.2 million (including tender premium and expenses of $9.4 million) for the repayment of $339.8 million of the company's $400 million 8-1/8% senior notes due 2006 pursuant to a September 2005 tender offer by the company, and (c) the cash expenditure of $150.0 million to retire at maturity all of the company's
7-1/4% senior notes.

At September 30, 2005, total debt was $1.1 billion, an increase of $66.3 million from December 31, 2004.

The company has a $500 million credit agreement that expires in May 2006. Borrowings under the agreement bear interest based on the then-current LIBOR or prime rates and the company's credit rating. As of September 30, 2005, there were no borrowings under this facility, and the entire $500 million was available for borrowings. The credit agreement contains standard representations and warranties, including no material adverse change.
It also contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow and could also limit the company's ability to take cost reduction and other charges. Events of default under the credit agreement include failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, described below. On September 7, 2005, the company and its lenders entered into an amendment to the company's $500 million credit agreement modifying the financial covenants primarily to provide the necessary flexibility to issue the $550 million of notes and tender for or otherwise acquire the $400 million of 8 1/8% notes, discussed above.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility. Using this facility, the company sells, on an on-going basis, up to $225 million of its eligible U.S. trade accounts receivable through a wholly owned subsidiary, Unisys Funding Corporation I. This facility requires maintenance of certain ratios related to the sold receivables. The company requested and obtained a waiver and amendment of certain of these requirements in the second quarter of 2005. The facility is renewable annually at the purchasers' option and expires in December 2006. It is also terminable by the purchasers if the company's public debt securities are rated below BB- by Standard and Poor's Rating Services (S&P) or Ba3 by Moody's Investors Service, Inc. (Moody's). During the third quarter of 2005, both S&P and Moody's lowered their ratings on the company's public debt securities to BB- and Ba3, respectively. If the facility were to be terminated, collections of the sold receivables would be remitted to the purchasers. The average life of the receivables sold is less than 60 days. At both September 30, 2005 and at December 31, 2004, the company had sold $225 million of eligible receivables.

At September 30, 2005, the company has met all covenants and conditions under its various lending and funding agreements. Since the company expects to continue to meet these covenants and conditions, the company believes that it has adequate sources and availability of short-term funding to meet its expected cash requirements.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

The company has on file with the Securities and Exchange Commission a registration statement covering $650 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

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

At September 30, 2005, the company had deferred tax assets in excess of deferred tax liabilities of $2,086 million and a valuation allowance of $1,936 million, resulting in $150 million of net deferred tax assets. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization of the $150 million net deferred tax asset at September 30, 2005 were the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The company has used tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits.

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

As a result, the actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The company maintains reserves for estimated tax exposures. Income tax exposures include potential challenges of research and development credits and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness. In the third quarter of 2005, the IRS closed its examination of Unisys U.S. Federal Income tax returns for all fiscal years through 1999 with no further consequences to the company other than for the refund mentioned above. The company expects that the audit of 2000 through 2003 will commence in 2006. The liabilities, if any, associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in the provision for income taxes line in the company's consolidated statement of income in the period of the event.

Stockholders' equity decreased $1,647.5 million during the nine months ended September 30, 2005, to a deficit of $141.0 million principally reflecting the net loss of $1,700.8 million, offset in part by $27.1 million for issuance of stock under stock option and other plans, $.8 million of tax benefits related to employee stock plans and currency translation of $21.8 million.

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

Statements in this report regarding the actions the company plans to take to address its performance issues and to reposition itself are based on a number of assumptions and are subject to various risks and uncertainties that could affect actual results. The company's ability to divest non-strategic areas of the business and to use the proceeds as planned is dependent upon the market for these businesses and on the company's ability to sell them for an acceptable price. In addition, the estimated charges associated with planned cost-reduction actions are subject to change based upon the degree to which the company generates cash from the divestitures, the degree to which the company's financial covenants allow such charges, the location and length of service of the affected employees, the number of employees who leave the company voluntarily, and other factors. The anticipated cost savings associated with the planned headcount reductions are subject to the risk that the company may not implement the reductions as quickly or as fully as currently anticipated. Statements in this report regarding the expected effects of the company's focused investment and sales and marketing strategies are based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. There can be no assurance that final agreements reflecting the matters addressed in the memoranda of understanding with NEC Corporation and with the minority shareholders of iPSL will be reached. Statements in this report regarding the expected future results of these arrangements are therefore subject to change.

Other factors that could affect future results include the following:

The company's business is affected by changes in general economic and business conditions. The company continues to face a highly competitive business environment. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business.

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

The company's future results will depend in part on its ability to grow outsourcing and infrastructure services. The company's outsourcing contracts are multiyear engagements under which the company takes over management of a client's technology operations, business processes or networks. In a number of these arrangements, the company hires certain of its clients' employees and may become responsible for the related employee obligations, such as pension and severance commitments. In addition, system development activity on outsourcing contracts may require the company to make significant upfront investments. The company will need to have available sufficient financial resources in order to take on these obligations and make these investments.

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

Future results will also depend in part on the company's ability to drive profitable growth in consulting and systems integration. The company's ability to grow profitably in this business will depend on the level of demand for systems integration projects. It will also depend on an improvement in the utilization of services delivery personnel. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company's ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate head count.

Future results will also depend, in part, on market demand for the company's high-end enterprise servers. In its technology business, the company continues to focus its resources on enhancing a common high-performance platform for both its proprietary operating environments and open standards-based operating environments such as Microsoft Windows and Linux. In addition, the company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. The high-end enterprise server platforms are based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price performance by making use of standards-based technologies such as Intel chips and supporting industry standard software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform. Future results will depend, in part, on customer acceptance of the CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, competition in these new markets is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors.

The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor's compliance with, its systems and policies, including the contractor's purchasing, property, estimating, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract will be subject to reimbursement to the government. If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Other risks and uncertainties associated with government contracts include the availability of appropriated funds and contractual provisions that allow governmental entities to terminate agreements at their discretion before the end of their terms. In addition, if the company's performance is unacceptable to the customer under a government contract, the government retains the right to pursue remedies under the affected contract, which remedies could include termination.

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

The company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. The company has announced that alliance partnerships with select IT companies are a key factor in the development and delivery of the company's refocused portfolio. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

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

Item 4.  Controls and Procedures
--------------------------------

The company's management, with the participation of the company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the company's internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.


Part II - OTHER INFORMATION
-------   -----------------

Item 5.  Other Information
------   -----------------

See "Overview" in Management's Discussion and Analysis of Financial Condition and Results of Operations for information on the company's planned cost reduction actions and on its plan to divest non-strategic areas of the business.

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: November 9, 2005                       By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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