Form 10-K
period 2005-12-31
UNISYS CORP
filed 2006-02-24
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Securities Act Rule 405.  ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  ☐ Yes  ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2.1 billion.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2005. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2005: 341,966,150

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 2005 Annual Report to Stockholders — Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for the 2006 Annual Meeting of Stockholders — Part III.

PART I

ITEM 1.	BUSINESS

Unisys Corporation (“Unisys” or the “Company”) is a worldwide technology services and solutions company. The Company’s consultants apply Unisys expertise in consulting, systems integration, outsourcing, infrastructure, and server technology to help clients achieve secure business operations.

Unisys has two business segments — Services and Technology. Financial information concerning the two segments is set forth in Note 17, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2005 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

Customers

No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products and services to various agencies of the U.S. government represented 17% of total consolidated revenue in 2005.

Backlog

In the Services segment, firm order backlog at December 31, 2005 was $6.4 billion, compared to $6.8 billion at December 31, 2004. Approximately $2.8 billion (44%) of 2005 backlog is expected to be filled in 2006. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

At the end of 2005, the Company also had $2.3 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts at the end of 2004 was $2.4 billion.

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

Research and Development

Unisys-sponsored research and development costs were $263.9 million in 2005, $294.3 million in 2004, and $280.1 million in 2003.

Environmental Matters

Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2006 and 2007.

Employees

As of December 31, 2005, Unisys had approximately 36,100 employees.

Unisys uses the title “partner” for certain members of its services business management. In using the term “partner” or “partners,” Unisys does not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

International and Domestic Operations

Financial information by geographic area is set forth in Note 17, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2005 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

ITEM 1A.	RISK FACTORS

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2005, Unisys had 21 major facilities in the United States with an aggregate floor space of approximately 4.6 million square feet, located primarily in California, Georgia, Michigan, Minnesota, New Jersey, Pennsylvania, Utah and Virginia. Two of these facilities, with aggregate floor space of approximately 1.0 million square feet, were owned by Unisys and 19, with approximately 3.6 million square feet of floor space, were leased to Unisys. Approximately 3.9 million square feet of the U.S. facilities were in current operation, approximately .2 million square feet were subleased to others, and approximately .5 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

As of December 31, 2005, Unisys had 23 major facilities outside the United States with an aggregate floor space of approximately 2.5 million square feet, located primarily in Australia, Brazil, France, Germany, India, Netherlands, South Africa, Switzerland and the United Kingdom. Four of these facilities, with approximately .7 million square feet of floor space, were owned by Unisys and 19, with approximately 1.8 million square feet of floor space, were leased to Unisys. Approximately 1.8 million square feet were in current operation, approximately .2 million square feet were subleased to others, and approximately .5 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 3.	LEGAL PROCEEDINGS

As of the date of filing of this report, Unisys has no material legal proceedings required to be disclosed under this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2005.

ITEM 10.	EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 1, 2006 is set forth below.

Name	Age	Position with Unisys
Joseph W. McGrath	53	President and Chief Executive Officer

Peter Blackmore	58	Executive Vice President; President, Worldwide Sales and Marketing

Janet B. Wallace	54	Executive Vice President

Janet Brutschea Haugen	47	Senior Vice President and Chief Financial Officer

Nancy Straus Sundheim	54	Senior Vice President, General Counsel and Secretary

Greg T. Baroni	52	Vice President; President, Global Public Sector

Scott A. Battersby	47	Vice President and Treasurer

Patricia A. Bradford	55	Vice President, Worldwide Human Resources

Dominick Cavuoto	52	Vice President; President, Global Financial Services

Leo C. Daiuto	60	Vice President; President, Systems and Technology

Randy J. Hendricks	49	Vice President; President, Global Outsourcing and Infrastructure Services

Jack F. McHale	56	Vice President, Investor Relations

Joseph M. Munnelly	41	Vice President and Corporate Controller

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

Mr. Blackmore, Executive Vice President and President, Worldwide Sales and Marketing, since February 2005. Prior to joining Unisys, he was with Hewlett-Packard Company, a global technology solutions provider, serving as Executive Vice President, Customer Solutions Group (May 2004 until August 2004) and Executive Vice President, Enterprise Systems Group (2002 until April 2004). From 1991 until its acquisition by Hewlett-Packard in 2002, he was with Compaq Computer Corporation, serving in a number of senior management positions, most recently as Executive Vice President, Worldwide Sales and Services (2000-2002). Mr. Blackmore has been an officer since 2005.

Ms. Wallace, Executive Vice President since 2004 and head of the company’s Six Sigma Lean initiative in 2005. She has also served as President, Global Infrastructure Services (2000 until February 2005); Senior Vice President (2000 until February 2004) and Vice President and President, Global Network Services (1999). Prior to joining Unisys in 1999, she was Vice President of Services Marketing and Sales, Compaq Computer Corporation (1998-1999), and Vice President of Marketing and Services, Digital Equipment Corporation (1993-1998). Ms. Wallace has been an officer since 2000.

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

Mr. Baroni, Vice President and President, Global Public Sector since 2004. Mr. Baroni joined Unisys in 2001 as President, Global Public Sector.

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

Mr. Cavuoto, Vice President and President, Global Financial Services since 2004. Mr. Cavuoto joined Unisys in 2001 as President, Global Financial Services. From 1994 until 2001, he was with KPMG Consulting (now Bearing Point) as Senior Vice President and Managing Director of its Financial Services Solutions Practice. Mr. Cavuoto has been an officer since 2004.

Mr. Daiuto, Vice President and President, Systems and Technology since January 2005. From 2000 until 2004, he served as Vice President, Product Development and Technology. Prior to 2000, he had held a variety of business and engineering management positions with Unisys since he joined the Company in 1970. Mr. Daiuto has been an officer since 2000.

Mr. Hendricks, Vice President and President, Global Outsourcing and Infrastructure Services since February 2005. Mr. Hendricks joined Unisys in 2001 and has served in a variety of leadership roles. Before joining Unisys, he was President and Chief Executive Officer of Digite, a software company based in Silicon Valley, from 2000 to 2001. Prior to that he was with Arthur Andersen & Co. and Andersen Consulting (now Accenture) for 20 years. Mr. Hendricks has been an officer since February 2005.

Mr. McHale, Vice President, Investor Relations since 1997. From 1989 to 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.

Mr. Munnelly, Vice President and Corporate Controller since November 2005. Prior to joining Unisys, Mr. Munnelly was with KPMG where he served as a partner in the Audit and Risk Advisory Services Practice. Prior to KPMG, he spent 16 years with Arthur Andersen, most recently as a partner in the Audit and Business Advisory practice. Mr. Munnelly has been an officer since November 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange, on exchanges in Amsterdam, Brussels, and London and on the SWX Swiss Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2005 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2005, there were approximately 342.0 million shares outstanding and approximately 24,000 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990 and does not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

A summary of selected financial data for Unisys is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2005 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents appearing in the Company’s 2005 Annual Report to Stockholders for the year ended December 31, 2005 are incorporated herein by reference:

•	Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on the Financial Statements

•	Quarterly financial information

•	Report of Management on Internal Control Over Financial Reporting

•	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. During the fourth quarter of 2005, the Company recorded certain accounting adjustments at its federal government group operations. The Company’s corporate monitoring controls identified these issues prior to year end. In response to these issues, the Company is taking steps to strengthen its control processes at its federal government group operations. Among other things, the Company has added new personnel resources and enhanced certain reconciliation processes. The matter noted above has been discussed with the Company’s Audit Committee.

(b) Management’s Report on Internal Control Over Financial Reporting; Attestation Report of Independent Registered Public Accounting Firm

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP thereon are set forth under the headings “Report of Management on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in the Unisys 2005 Annual Report to Stockholders, and are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings “Nominees for Election to the Board of Directors”, “Members of the Board of Directors Continuing in Office — Term Expiring in 2007” and “Members of the Board of Directors Continuing in Office — Term Expiring in 2008” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I, Item 10, of this report.

(c) Audit Committee Financial Experts. Information concerning audit committee financial experts is set forth under the heading “Committees” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Identification of the Audit Committee. Information concerning the audit committee of Unisys is set forth under the heading “Committees” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Code of Ethics. Information concerning the Unisys Code of Ethics and Business Conduct is set forth under the caption “Code of Ethics and Business Conduct” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “EXECUTIVE COMPENSATION,” “REPORT OF THE COMPENSATION COMMITTEE” and “STOCK PERFORMANCE GRAPH” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning securities authorized for issuance under equity compensation plans is set forth under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “EXECUTIVE COMPENSATION – Transactions with Management” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Relationship with Independent Registered Public Accounting Firm” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2005 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2005 and December 31, 2004

Consolidated Statements of Income for each of the three years in the period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005

Notes to Consolidated Financial Statements

Report of Management on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule Number		Form 10-K Page No.
II	Valuation and Qualifying Accounts	15

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2005 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Separate financial statements of subsidiaries not consolidated with Unisys and entities in which Unisys has a fifty percent or less ownership interest have been omitted because these operations do not meet any of the conditions set forth in Rule 3-09 of Regulation S-X.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 16 through 19. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.23.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

By:	/s/ Joseph W. McGrath
Joseph W. McGrath
President and Chief Executive Officer

Date: February 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2006.

/s/ Joseph W. McGrath	*Henry C. Duques
Joseph W. McGrath	Henry C. Duques
President and Chief Executive Officer	Chairman of the Board and Director
(principal executive officer) and Director

/s/ Janet Brutschea Haugen	*J. P. Bolduc
Janet Brutschea Haugen	J. P. Bolduc
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ Joseph M. Munnelly	*James J. Duderstadt
Joseph M. Munnelly	James J. Duderstadt
Vice President and Corporate Controller	Director
(principal accounting officer)

*Matthew J. Espe	*Clayton M. Jones
Matthew J. Espe	Clayton M. Jones
Director	Director

*Denise K. Fletcher
Denise K. Fletcher	Leslie F. Kenne
Director	Director

*Randall J. Hogan	*Theodore M. Martin
Randall J. Hogan	Theodore M. Martin
Director	Director

*Edwin A. Huston	*By:	/s/ Joseph W. McGrath
Edwin A. Huston		Joseph W. McGrath
Director		Attorney-in-Fact

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts (deducted from accounts and notes receivable):
Year Ended December 31, 2003	$61.8	$.6	$(12.6)	$49.8
Year Ended December 31, 2004	$49.8	$1.9	$(2.1)	$49.6
Year Ended December 31, 2005	$49.6	$9.0	$(8.0)	$50.6

(1)	Write-off of bad debts less recoveries.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2	By-Laws of Unisys Corporation, as amended through December 1, 2005 (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated December 1, 2005)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Form of Rights Agreement dated as of March 7, 1986, which includes as Exhibit A, the Certificate of Designations for the Junior Participating Preferred Stock, and as Exhibit B, the Form of Rights Certificate (incorporated by reference to Exhibit 1 to the registrant’s Registration Statement on Form 8-A, dated March 11, 1986)

4.3	Amendment No. 1, dated as of February 22, 1996, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K dated February 22, 1996)

4.4	Amendment No. 2, dated as of December 7, 2000, to Rights Agreement (incorporated by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K dated December 7, 2000)

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the registrant’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.6	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.7	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the registrant’s Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.8	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

10.9	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.10	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement, dated March 14, 2003, for its 2003 Annual Meeting of Stockholders)

10.11	Agreement, dated April 6, 2004, between Lawrence A. Weinbach and Unisys Corporation (incorporated by reference to Exhibit 10 to the registrant’s Current Report on Form 8-K dated April 6, 2004)

10.12	Agreement, dated December 22, 2004, between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10 to the registrant’s Amendment No. 1 to Current Report on Form 8-K/A dated December 22, 2004)

10.13	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.15	2005 Deferred Compensation Plan for Directors of Unisys Corporation (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.16	Unisys Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17	Description of Turnaround Cash Incentive Program (incorporated by reference to Item 1.01(c) of the registrant’s Current Report on Form 8-K dated February 9, 2006)

10.18	Description of 2006 compensation of directors (incorporated by reference to Item 1.01(d) of the registrant’s Current Report on Form 8-K dated February 9, 2006)

10.19	Consulting Agreement dated as of February 1, 2006 between Unisys Corporation and Lawrence A. Weinbach (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 9, 2006)

10.20	Summary of 2006 Salary and Bonus Arrangements with certain executive officers (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated February 9, 2006)

10.21	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004

10.22	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2005

10.23	Summary of supplemental executive benefits provided to officers of Unisys Corporation

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2005

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Joseph W. McGrath required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Joseph W. McGrath required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350