Form 10-Q
period 2006-03-31
UNISYS CORP
filed 2006-05-01
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]  Accelerated Filer [ ]  Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                YES [ ]    NO [X]


     Number of shares of Common Stock outstanding as of March 31, 2006 343,012,266.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          March 31,
                                            2006       December 31,
                                         (Unaudited)       2005
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  980.2       $  642.5
Accounts and notes receivable, net         1,066.4        1,111.5
Inventories:
   Parts and finished equipment              100.8          103.4
   Work in process and materials              88.0           90.7
Deferred income taxes                         88.1           68.2
Prepaid expenses and other current assets    158.1          137.0
                                          --------       --------
Total                                      2,481.6        2,153.3
                                          --------       --------

Properties                                 1,339.3        1,320.8
Less-Accumulated depreciation and
  amortization                               963.7          934.4
                                          --------       --------
Properties, net                              375.6          386.4
                                          --------       --------
Outsourcing assets, net                      407.0          416.0
Marketable software, net                     320.4          327.6
Investments at equity                          1.1          207.8
Prepaid pension cost                       1,333.2           66.1
Deferred income taxes                        138.4          138.4
Goodwill                                     192.1          192.0
Other long-term assets                       138.3          141.3
                                          --------       --------
Total                                     $5,387.7       $4,028.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   19.7       $   18.1
Current maturities of long-term debt          58.7           58.8
Accounts payable                             445.3          444.6
Other accrued liabilities                  1,403.0        1,293.3
                                          --------       --------
Total                                      1,926.7        1,814.8
                                          --------       --------
Long-term debt                             1,049.1        1,049.0
Accrued pension liabilities                  351.9          506.9
Other long-term liabilities                  679.1          690.8

Stockholders' equity (deficit)
Common stock, shares issued: 2006; 345.1
   2005, 344.2                                 3.5            3.4
Accumulated deficit                       (2,136.0)      (2,108.1)
Other capital                              3,922.8        3,917.0
Accumulated other comprehensive loss        (409.4)      (1,844.9)
                                          --------       --------
Stockholders' equity (deficit)             1,380.9          (32.6)
                                          --------       --------
Total                                     $5,387.7       $4,028.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2006           2005
                                           --------       --------

Revenue
  Services                                 $1,176.4       $1,107.7
  Technology                                  211.4          258.9
                                           --------       --------
                                            1,387.8        1,366.6
Costs and expenses
   Cost of revenue:
     Services                               1,076.5          981.4
     Technology                               109.4          124.9
                                           --------       --------
                                            1,185.9        1,106.3

Selling, general and administrative           295.4          261.6
Research and development                       75.3           64.9
                                           --------       --------
                                            1,556.6        1,432.8
                                           --------       --------
Operating loss                               (168.8)         (66.2)

Interest expense                               19.8           12.6
Other income (expense), net                   153.4             .5
                                           --------       --------
Loss before income taxes                      (35.2)         (78.3)
Benefit for income taxes                       (7.3)         (32.8)
                                           --------       --------
Net loss                                   $  (27.9)      $  (45.5)
                                           ========       ========
Loss per share
   Basic                                   $   (.08)      $   (.13)
                                           ========       ========
   Diluted                                 $   (.08)      $   (.13)
                                           ========       ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2006      2005
                                                    --------   --------

Cash flows from operating activities
Net loss                                           $  (27.9)   $ (45.5)
Add (deduct) items to reconcile net loss
   to net cash provided by operating activities:
Equity loss                                             4.3        4.3
Employee stock compensation (income)                    1.7        (.4)
Depreciation and amortization of properties            30.3       30.0
Depreciation and amortization of outsourcing assets    35.0       34.7
Amortization of marketable software                    33.1       28.5
Gain on sale of NUL shares and other assets          (153.2)
Increase in deferred income taxes, net                (19.8)     (  .3)
Decrease in receivables, net                           67.0       90.5
Decrease (increase) in inventories                      4.3       (6.5)
Increase (decrease) in accounts payable and other
  accrued liabilities                                  94.5     (225.1)
(Decrease) increase in other liabilities              (14.6)      97.7
Increase in other assets                              (30.8)     (16.4)
Other                                                   3.0       35.3
                                                    -------     ------
Net cash provided by operating activities              26.9       26.8
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,869.3    1,779.9
   Purchases of investments                        (1,870.6)  (1,776.8)
   Investment in marketable software                  (27.1)     (33.0)
   Capital additions of properties                    (21.6)     (22.4)
   Capital additions of outsourcing assets            (24.6)     (41.9)
   Proceeds from sale of NUL shares and
     other assets                                     380.6
                                                    -------     ------

Net cash provided by (used for)
  investing activities                                306.0      (94.2)
                                                    -------     ------
Cash flows from financing activities
   Net proceeds from short-term borrowings              1.6        1.7
   Proceeds from employee stock plans                    .6        6.6
   Payments of long-term debt                                   (150.3)
                                                    -------     ------
Net cash provided by (used for) financing activities    2.2     (142.0)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            2.6       (9.5)
                                                    -------     ------

Increase (decrease) in cash and cash equivalents      337.7     (218.9)
Cash and cash equivalents, beginning of period        642.5      660.5
                                                    -------    -------
Cash and cash equivalents, end of period           $  980.2    $ 441.6
                                                   ========    =======



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

a. The following table shows how earnings (loss) per share were computed for the three months ended March 31, 2006 and 2005 (dollars in millions, shares in thousands):
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2006            2005
                                                   -----------     ----------
    Basic Loss Per Share

    Net loss                                       $  (27.9)       $   (45.5)
                                                   =========       =========
    Weighted average shares                         342,458          338,248
                                                   =========       =========
    Basic loss per share                           $   (.08)       $    (.13)
                                                   =========       =========
    Diluted Loss Per Share

    Net loss                                       $  (27.9)       $   (45.5)
                                                   =========       =========
    Weighted average shares                         342,458          338,248
    Plus incremental shares from assumed
      conversions of employee stock plans                -                -
                                                   ---------       ---------
    Adjusted weighted average shares                342,458          338,248
                                                   =========       =========
    Diluted loss per share                         $   (.08)       $    (.13)
                                                   =========       =========

At March 31, 2006, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three months ended March 31, 2006.

b. As part of the company's repositioning plan to right size its cost structure, on March 31, 2006, the company committed to a reduction of approximately 3,600 employees. This resulted in a pretax charge in the first quarter of 2006 of $145.9 million, principally related to severance costs. The
charge is broken down as follows: (a) approximately 1,600     employees in the
U.S. for a charge of $50.3 million and (b) approximately 2,000 employees outside the U.S. for a charge of $95.6 million. The employee reductions are expected to be substantially completed by the end of 2006. The company anticipates that these actions will yield approximately $250 million of annualized cost savings on a run-rate basis by the end of 2006. The pretax charge was recorded in the following statement of income classifications:
cost of revenue-services, $83.4 million; cost of revenue-technology, $2.0 million; selling, general and administrative expenses, $45.4 million; research and development expenses, $17.6 million; and other income (expense), net, $2.5 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company. The company is also in the process of identifying additional cost reduction actions, primarily in Continental Europe, for which it expects to take a charge in the second quarter of 2006.

On March 31, 2006, the company and its lenders entered into an amendment to the company's $500 million credit agreement modifying the financial covenants to provide the necessary flexibility to record the above charge.

c. On March 17, 2006, the company adopted changes to its U.S. defined benefit pension plans effective December 31, 2006, and will increase matching contributions to its defined contribution savings plan beginning January 1, 2007. The changes to the U.S. plans are part of a global effort by the company to provide a competitive retirement program while controlling the level and volatility of retirement costs.

The changes to the U.S. pension plans affect most U.S. employees and senior management. They include:

  * Ending the accrual of future benefits in the company's defined benefit pension plans for employees effective December 31, 2006. There will be no new entrants to the plans after that date.

  * Increasing the company's matching contribution under the company savings plan to 100 percent of the first 6 percent of eligible pay contributed by participants, up from the current 50 percent of the first 4 percent of eligible pay contributed by participants. The company match is made in stock.

The changes do not affect the vested accrued pension benefits of current and former employees, including Unisys retirees, as of December 31, 2006.

As a result of the amendment to stop accruals for future benefits in its U.S. defined benefit pension plans, the company recorded a pretax curtailment gain of $45.0 million in the first quarter of 2006. U.S. GAAP pension accounting rules require companies to re-measure both plan assets and obligations whenever a significant event occurs, such as a plan amendment. The company has performed such re-measurement as of March 31, 2006. As a result of the re-measurement, the company's U.S. qualified defined benefit pension plan is no longer in a minimum liability position and accordingly, the company has reclassified its prepaid pension asset from other comprehensive income to a prepaid pension asset on its balance sheet. Based on the changes to the U.S. plans, the March 31, 2006 re-measurement and including the $45.0 million curtailment gain, the company currently expects its 2006 worldwide pension expense to be approximately $141 million, down from $181 million in 2005. The expected pension expense in 2006 is based on actuarial assumptions and on assumptions regarding interest rates and currency exchange rates, all of which are subject to change. Accordingly the expected expense amount could change.

Net periodic pension expense (income) for the three months ended March 31, 2006 and 2005 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended March 31, 2006     Ended March 31, 2005
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $ 29.8  $ 18.4   $ 11.4  $  31.7  $  19.1 $ 12.6
    Interest cost                94.9    68.1     26.8     93.1     65.3   27.8
    Expected return on
      plan assets              (119.9)  (90.7)   (29.2)  (121.0)  ( 90.3) (30.7)
    Amortization of prior
      service (benefit) cost      (.3)  (  .5)      .2   (  1.3)  (  1.9)    .6
    Recognized net actuarial
      loss                       48.4    36.5     11.9     44.3     34.1   10.2
    Curtailment gain            (45.0)  (45.0)
                                -----   ------   ------   ------   ------  -----
    Net periodic pension
      expense (income)         $  7.9  $(13.2)   $21.1   $ 46.8  $  26.3  $20.5
                                =====   ======   ======  =======   ======  =====

The company currently expects to make cash contributions of approximately $70 million to its worldwide defined benefit pension plans in 2006 compared with $71.6 million in 2005. For the three months ended March 31, 2006 and 2005, $18.4 million and $15.6 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2006.

    Net periodic postretirement benefit expense for the three months ended March 31, 2006 and 2005 is presented below (in millions of dollars):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2006          2005
                                                       ----          ----
    Interest cost                                      $3.2         $3.5
    Expected return on assets                           (.1)         (.1)
    Amortization of prior service benefit               (.5)         (.5)
    Recognized net actuarial loss                       1.3          1.6
                                                       ----         ----
    Net periodic postretirement benefit expense        $3.9         $4.5
                                                       ====         ====

The company expects to make cash contributions of approximately $28 million to its postretirement benefit plan in 2006 compared with $26.4 million in 2005. For the three months ended March 31, 2006 and 2005, $6.1 million and $7.4 million, respectively, of cash contributions have been made.

d. In March 2006, the company sold all of the shares it owned in Nihon Unisys, Ltd. (NUL), a publicly traded Japanese company. The company received gross proceeds of $378.1 million and recognized a pretax gain of $149.9 million in the first quarter of 2006. NUL will remain the exclusive distributor of the company's hardware and software in Japan.

At December 31, 2005, the company owned approximately 29% of the voting common stock of NUL. The company accounted for this investment by the equity method, and, at December 31, 2005, the amount recorded in the company's books for the investment, after the reversal of a minimum pension liability adjustment, was $243 million. During the years ended December 31, 2005, 2004, 2003, and for the three months ended March 31, 2006 and 2005, the company recorded equity income (loss) related to NUL of $9.1 million, $16.2 million, $18.2 million, $(4.2) million and $(4.3) million, respectively. These amounts were recorded in "Other income (expense), net" in the company's consolidated statements of income.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2006,
13.4 million shares of unissued common stock of the company were available for granting under these plans.

As of March 31, 2006, the company has granted non-qualified stock options and restricted stock units under these plans. Prior to January 1, 2006, the company applied the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans, whereby for stock options, at the date of grant, no compensation expense was reflected in income, as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share was provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) had been applied to stock-based compensation. For purposes of the pro forma disclosures, the estimated fair value of stock options was amortized to expense over the options' vesting period.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R using the modified-prospective transition method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures. As required under the modified- prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. The company records share-based payment expense in selling, general and administrative expenses.

The company's stock option and time-based restricted stock unit grants include a provision that if termination of employment occurs after the participant has attained age 55 and completed 5 years of service with the company, or for directors, the completion of 5 years of service as a director, the participant shall continue to vest in each of his or her awards in accordance with the vesting schedule set forth in the applicable award agreement. For purposes of the pro forma information required to be disclosed by SFAS No. 123, the company recognized compensation expense over the vesting period. Under SFAS No. 123R, compensation expense is recognized over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. For grants prior to January 1, 2006, compensation expense continues to be recognized under the prior method; compensation expense for awards granted after December 31, 2005 is recognized over the period to the date the employee first becomes eligible for retirement.

Options have been granted to purchase the company's common stock at an exercise price equal to or greater than the fair market value at the date of grant. Options granted before January 1, 2005 generally have a maximum duration of ten years and were exercisable in annual installments over a four-year period following date of grant. Stock options granted after January 1, 2005 generally have a maximum duration of five years and become exercisable in annual installments over a three-year period following date of grant. On September 23, 2005, the company accelerated the vesting of all of its then-issued unvested stock options. On December 19, 2005, the company granted fully vested stock options to purchase a total of 3.4 million shares of the company's common stock at an exercise price of $6.05, the fair market value of the company's common stock on December 19, 2005.

Prior to January 1, 2006, restricted stock units had been granted and were subject to forfeiture upon employment termination prior to the release of the restrictions. Compensation expense resulting from these awards is recognized as expense ratably from the date of grant until the date the restrictions lapse and is based on the fair market value of the shares at the date of grant.

For stock options issued both before and after adoption of SFAS No. 123R, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. As part of its adoption of SFAS No. 123R, for stock options issued after December 31, 2005, the company reevaluated its assumptions in estimating the fair value of stock options granted. Principal assumptions used are as follows: (a) expected volatility for the company's stock price is based on historical volatility and implied market volatility, (b) historical exercise data is used to estimate the options' expected term, which represents the period of time that the options granted are expected to be outstanding, and (c) the risk-free interest rate is the rate on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The company recognizes compensation expense for the fair value of stock options, which have graded vesting, on the straight-line basis over the requisite service period of the awards.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and expected weighted-average fair values as follows:

                                                Three Months Ended March 31,
                                                ----------------------------

                                                      2006          2005
                                                      ----          ----

Weighted-average fair value of grant                 $2.59          $3.27
Risk-free interest rate                               4.35%          3.43%
Expected volatility                                  45.88%         55.00%
Expected life of options in years                     3.67           3.50
Expected dividend yield                                 -              -

Prior to January 1, 2006, the company would grant an annual stock option award to officers, directors and other key employees generally in the first quarter of a year. For 2006, this annual stock option award has been replaced with restricted stock unit awards. The company currently expects to continue to grant stock option awards, principally to newly hired individuals. The restricted stock unit awards granted in March of 2006 contain both time-based units (25% of the grant) and performance-based units (75% of the grant). The time-based units vest in three equal annual installments beginning with the first anniversary of the grant, and the performance-based units vest in three equal annual installments, beginning with the first anniversary of the grant, based upon the achievement of pretax profit and revenue growth rate goals in 2006, 2006-2007, and 2006-2008, for each installment, respectively. Each performance-based unit will vest into zero to 1.5 shares depending on the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals.

During the three months ended March 31, 2006, the company recorded $1.7 million of share-based compensation expense, which is comprised of $1.6 million of restricted stock unit expense and $.1 million of stock option expense.

The adoption of SFAS No. 123R had an immaterial impact to income before income taxes and net income for the three months ended March 31, 2006.

A summary of the status of stock option activity for the three months ended March 31, 2006 follows (shares in thousands):

                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options       Shares        Price          Term (years)   ($ in millions)
   -------       ------        ---------      ------------   ---------------

Outstanding at
   December
   31, 2005           47,536       $16.54
Granted                  229         6.62
Exercised               (100)        6.25
Forfeited and
   expired              (702)       13.04
                      -------
Outstanding at
   March 31, 2006     46,963        16.57            4.89           $3.8
                      ======
Vested and
   expected to
   vest at
   March 31, 2006     46,963        16.57            4.89            3.8
                      ======
Exercisable at
   March 31, 2006     46,474        16.68            4.89            3.6
                      ======


The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2006 and March 31, 2005 was immaterial. As of March 31, 2006, $1.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the status of restricted stock unit activity for the three months ended March 31, 2006 follows (shares in thousands):

                                                                Weighted-
                                         Restricted             Average
                                         Stock                  Grant Date
                                         Units                  Fair Value
                                         ----------             ----------

Outstanding at
   December 31, 2005                         352                   $8.89
Granted                                    1,681                    6.65
Vested                                      (128)                   7.62
Forfeited and
   expired                                   (11)                  11.08
                                            ----
Outstanding at
   March 31, 2006                          1,894                    6.97
                                           =====

The fair value of restricted stock units is determined based on the average of the high and low trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2006 and 2005 was $6.65 and $7.62, respectively. As of March 31, 2006, there was $10.3 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted share units vested during the three months ended March 31, 2006 was $.8 million. No restricted share units vested during the three months ended March 31, 2005.

For the three months ended March 31, 2005, the following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars, except per share amounts):

                                          Three Months Ended March 31,
                                          ----------------------------
                                                    2005
                                                    ----
    Net loss as reported                          $(45.5)
    Deduct total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of tax                           (5.7)
                                                  ------
    Pro forma net loss                           $(51.2)
                                                  ======
    Loss per share
      Basic - as reported                         $ (.13)
      Basic - pro forma                           $ (.15)
      Diluted - as reported                       $ (.13)
      Diluted - pro forma                         $ (.15)

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly-issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2006 and 2005 was $.6 million and $.3 million, respectively. The company did not realize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax asset carryforwards. Prior to the adoption of SFAS No. 123R, the company presented such tax benefits as operating cash flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized are classified as financing cash flows.

f. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - consulting and systems integration, outsourcing, infrastructure services and core maintenance; Technology - enterprise-class servers and specialized technologies.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2006 and 2005 was $1.3 million and $4.8 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company's operations by business segment for the three-month periods ended March 31, 2006 and 2005 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      March 31, 2006
    ------------------
    Customer revenue         $1,387.8                $1,176.4     $ 211.4
    Intersegment                        $  (42.6)         3.4        39.2
                             --------   --------     --------      ------
    Total revenue            $1,387.8   $  (42.6)    $1,179.8     $ 250.6
                             ========   ========     ========      ======
    Operating loss           $ (168.8)  $ (144.8)    $  (10.5)    $ (13.5)
                             ========   ========     ========     =======


    Three Months Ended
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
                             =========   =======     ========     =======

Presented below is a reconciliation of total business segment operating income
(loss) to consolidated loss before income taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                   2006         2005
                                                   ----         ----
    Total segment operating loss               $   (24.0)       $(55.8)
    Interest expense                               (19.8)        (12.6)
    Other income (expense), net                    153.4            .5
    Cost reduction charge                         (145.9)
    Corporate and eliminations                       1.1         (10.4)
                                                  ------        ------
    Total loss before income taxes             $   (35.2)       $(78.3)
                                                 =======        ======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2006           2005
                                                  ----           ----
    Services
     Consulting and systems integration        $  381.3       $  369.8
     Outsourcing                                  455.2          400.2
     Infrastructure services                      225.0          202.8
     Core maintenance                             114.9          134.9
                                                --------      --------
                                                1,176.4        1,107.7
    Technology
     Enterprise-class servers                     168.1          198.2
     Specialized technologies                      43.3           60.7
                                                --------      --------
                                                  211.4          258.9
                                                --------      --------
    Total                                      $1,387.8       $1,366.6
                                                ========      ========

g. Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 includes the following components (in millions of dollars):

                                                          2006       2005
                                                        ------     ------
    Net loss                                          $  (27.9)    $(45.5)
    Other comprehensive income (loss)
      Cash flow hedges
        Income (loss), net of tax of $ - and $1.3           .2        2.3
        Reclassification adjustments, net of tax
        of $ -  and $.7                                    (.2)       1.4
      Foreign currency translation adjustments           (10.5)      15.8
      Reversal of U.S. minimum pension liability       1,446.0        -
                                                       -------     ------
    Total other comprehensive income                   1,435.5       19.5
                                                       -------     ------
    Comprehensive income (loss)                       $1,407.6     $(26.0)
                                                       =======     ======

Accumulated other comprehensive income (loss) as of December 31, 2005 and March 31, 2006 is as follows (in millions of dollars):

                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2005  $(1,844.9)  $(627.3)   $   .1  $(1,217.7)

    Change during period            1,435.5     (10.5)     -       1,446.0
                                   --------   -------    ------  ---------

    Balance at March 31, 2006     $  (409.4)  $(637.8)   $   .1  $   228.3
                                   ========   =======    ======  =========

h. For equipment manufactured by the company, the company warrants that it will substantially conform to relevant published specifications for 12 months after shipment to the customer. The company will repair or replace, at its option and expense, items of equipment that do not meet this warranty. For company software, the company warrants that it will conform substantially to then-current published functional specifications for 90 days from customer's receipt. The company will provide a workaround or correction for material errors in its software that prevents its use in a production environment.

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



                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2006        2005
                                                       ----        ----
    Balance at beginning of period                    $ 8.0       $11.6

    Accruals for warranties issued
      during the period                                 2.9         2.4

    Settlements made during the period                 (2.4)       (2.9)

    Changes in liability for pre-existing warranties
      during the period, including expirations           .8        ( .1)
                                                      -----       -----
    Balance at March 31                               $ 9.3       $11.0
                                                      =====       =====

i. Cash paid during the three months ended March 31, 2006 and 2005 for income taxes was $19.9 million and $41.3 million, respectively.

Cash paid during the three months ended March 31, 2006 and 2005 for interest was $11.6 million and $16.5 million, respectively.

j. Effective January 1, 2006, the company adopted SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Adoption of SFAS No. 151 did not have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

k. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2006, the company reported a net loss of $27.9 million, or $.08 per share, compared with a net loss of $45.5 million, or $.13 per share, for the three months ended March 31, 2005.

During the first quarter of 2006, the company executed against its previously-announced plan to fundamentally reposition the company for profitable growth over the 2006-2008 timeframe. During the quarter, the company:

* began implementing personnel reductions by committing to a reduction of approximately 3,600 employees, which resulted in a pretax charge of $145.9 million. See note (b).
* adopted changes to its U.S. defined benefit pension plans effective December 31, 2006, and will increase matching contributions to its defined contribution savings plan beginning January 1, 2007. As a result of the amendment to stop accruals for future benefits, the company recorded a pretax curtailment gain of $45.0 million. See note (c).

* took initial steps in its program to divest non-core assets. In March the company divested its stake in Nihon Unisys, Ltd. (NUL), an IT solutions provider in Japan. The company sold all of its 30.5 million shares in NUL, generating cash proceeds of approximately $378 million. Proceeds from the sale will be used to fund the company's cost reduction program. A pretax gain of $149.9 million was recorded on the sale. The company also sold certain assets of its Unigen semiconductor test equipment business for cash proceeds of $8 million. See note (d).

* reached a definitive agreement with its partner banks on renegotiated terms for its iPSL check and payment processing joint venture in the United Kingdom. The terms of the new agreement, which went into effect on January 1, 2006, include new tariff arrangements that are expected to yield an additional approximately $150 million in revenue to the company over the 2006-2010 timeframe.

* signed a series of alliance agreements with NEC Corporation (NEC) to collaborate in server technology, research and development, manufacturing, and solutions delivery. Among the areas included in the agreements, the two companies will co-design and develop a common high-end, Intel-based server platform for customers of both companies, and NEC is recognizing the company as a preferred provider of technology support and maintenance services and managed security services in markets outside of Japan.

Results of operations

Company results

Revenue for the quarter ended March 31, 2006 was $1.39 billion compared with $1.37 billion for the first quarter of 2005. Revenue in the current period increased 2% from the prior year. This increase was due to a 6% increase in Services revenue offset in part by a decrease of 18% in Technology revenue. Foreign currency fluctuations had a 3 percentage point negative impact on
revenue in the current period compared with the year-ago period.   U.S. revenue
was flat in the first quarter compared with the year-ago period while revenue in international markets increased 3% due to increases in Latin America and Europe offset in part by a decline in Pacific/Asia/Japan. On a constant currency basis, international revenue increased 9% in the three months ended March 31, 2006 compared with the three months ended March 31, 2005.

Pension expense for the three months ended March 31, 2006 was $7.9 million compared with $46.8 million for the three months ended March 31, 2005. The decrease in pension expense in 2006 from 2005 was due to the following: the U.S. curtailment gain of $45.0 million recognized in 2006, offset in part by an increase in expense due to the use of an updated mortality table to reflect longer life expectancy for the U.S. plan, and for international plans, declines in discount rates and currency translation. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 14.5% in the three months ended March 31, 2006 compared with 19.0% in the three months ended March 31, 2005. The decline in gross profit margin in 2006 compared with 2005 principally reflected the $85.4 million cost reduction charge in 2006, offset in part by a decline in pension expense to $7.7 million in the three months ended March 31, 2006 compared with $32.8 million in the year ago period.

Selling, general and administrative expenses were $295.4 million for the three months ended March 31, 2006 (21.3% of revenue) compared with $261.6 million (19.1% of revenue) in the year-ago period. The change in selling, general and administrative expenses in 2006 compared with 2005 was principally due to (a) a $45.4 million charge in 2006 relating to the cost reduction actions, offset in part by (b) $1.8 million of pension expense in 2006 compared with pension expense of $9.1 million in 2005.

Research and development (R&D) expenses in first quarter of 2006 were $75.3 million compared with $64.9 million in the first quarter of 2005. The company continues to invest in proprietary operating systems and in key programs within its industry practices. R&D expense in 2006 included a $17.6 million charge relating to the 2006 cost reduction actions. R&D in 2006 includes $1.6 million of pension income compared with $4.9 million of pension expense in 2005.

For the first quarter of 2006, the company reported a pretax operating loss of $168.8 million compared with a pretax operating loss of $66.2 million in the first quarter of 2005. The principal items affecting the comparison of 2006 with 2005 were (a) a $148.4 million charge in 2006 relating to the cost reduction actions, and (b) pension expense of $7.9 million in 2006 compared with $46.8 million in 2005.

Interest expense for the three months ended March 31, 2006 was $19.8 million compared with $12.6 million for the three months ended March 31, 2005, principally due to higher average debt.

Other income (expense), net, which can vary from period to period, was income of $153.4 million in the first quarter of 2006, compared with income of $.5 million in 2005. The difference in 2006 from 2005 was principally due to the $149.9 million gain from the sale of all of the company's shares in NUL (see note (d)).

Income (loss) before income taxes for the three months ended March 31, 2006 was a loss of $35.2 million compared with a loss of $78.3 million in 2005. The benefit for income taxes was $7.3 million in the current quarter compared with a benefit of $32.8 million in the year-ago period. Due to the increase to a full valuation allowance for all of the company's U.S. tax assets and certain international subsidiaries in the third quarter of 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. It is not unusual in complex government contracts for the government and the contractor to have issues arise regarding contract obligations. The company continues to work collaboratively with the DCAA and TSA to try to resolve these issues. While the company believes that it and the government will resolve the issues raised, there can be no assurance that these issues will be successfully resolved or that new issues will not be raised. It has been publicly reported that certain of these matters have been referred to the Inspector General's office of the Department of Homeland Security for investigation. The company has received no investigative requests from the Inspector General's office or any other government agency with respect to any such referral. The company does not know whether any such referral will be pursued or, if pursued, what effect it may have on the company or on the resolution of the issues with TSA.

Segment results

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2006 and 2005 was $1.3 million and $4.8 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage. Therefore, the segment comparisons below exclude the cost reduction items mentioned above.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2006
------------------
Customer revenue          $1,387.8                  $1,176.4     $211.4
Intersegment                           $( 42.6)          3.4       39.2
                          --------     -------      --------     ------
Total revenue             $1,387.8     $( 42.6)     $1,179.8     $250.6
                          ========     =======      ========     ======

Gross profit percent          14.5 %                    15.2 %     41.9 %
                          ========                  ========     ======
Operating loss percent       (12.2)%                    (0.9)%     (5.4)%
                          ========                  ========     ======


Three Months Ended
March 31, 2005
------------------
Customer revenue          $1,366.6                  $1,107.7     $258.9
Intersegment                           $( 59.9)          4.8       55.1
                          --------     -------      --------     ------
Total revenue             $1,366.6     $( 59.9)     $1,112.5     $314.0
                          ========     =======      ========     ======
Gross profit percent          19.0%                     11.0%      47.7%
                          ========                  ========     ======

Operating profit
  (loss) percent              (4.8)%                    (6.8)%      6.1%
                          ========                  ========     ======


Gross profit percent and operating income percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.18 billion for the three months ended March 31, 2006 compared with $1.11 billion for the three months ended March 31, 2005. Foreign currency translation had about a 3 percentage point negative impact on Services revenue in current quarter compared with the year-ago period. Revenue in the first quarter of 2006 was up 6% from 2005, principally due to a 14% increase in outsourcing ($455.2 million in 2006 compared with $400.2 million in 2005), an 11% increase in infrastructure services ($225.0 million in 2006 compared with $202.8 million in 2005) and a 3% increase in consulting and systems integration revenue ($381.3 million in 2006 compared with $369.8 million in 2005), offset, in part, by a 15% decrease in core maintenance revenue ($114.9 million in 2006 compared with $134.9 million in 2005). Services gross profit was 15.2% in the first quarter of 2006 compared with 11.0% in the year-ago period. The Services gross profit margin in the current quarter includes pension expense of $8.1 million compared with $31.8 million in 2005. Services operating income (loss) percent was (0.9)% in the three months ended March 31, 2006 compared with (6.8)% in the three months ended March 31, 2005. Included in the operating income (loss) was the impact of pension expense of $9.6 million in the current-year quarter compared with $39.4 million in the year-ago quarter.

In the Technology segment, customer revenue was $211 million in the current quarter compared with $259 million in the year-ago period. Foreign currency translation had a negative impact of approximately 2 percentage points on Technology revenue in the current period compared with the prior-year period. Revenue in the three months ended March 31, 2006 was down 18% from the three months ended March 31, 2005, due to a 15% decrease in sales of enterprise-class servers ($168.1 million in 2006 compared with $198.2 million in 2005) and a 29% decline in sales of specialized technology products ($43.3 million in 2006 compared with $60.7 million in 2005). Technology gross profit was 41.9% in the current quarter compared with 47.7% in the year-ago quarter. Gross profit included pension income of $.4 million in 2006 compared with pension expense of
$1.0 million in 2005.   Technology operating income percent was (5.4)% in the
three months ended March 31, 2006 compared with 6.1% in the three months ended March 31, 2005. The decline in revenue and margins in 2006 compared with 2005 primarily reflected weak demand for enterprise servers based on customer technology lifecycles and buying patterns. The company expects the technology segment to remain weak in the second quarter and to strengthen in the second half of the year over the first half of the year as the company introduces new enterprise server models.


New accounting pronouncements

Effective January 1, 2006, the company adopted SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4" (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Adoption of SFAS No. 151 did not have a material effect on the company's consolidated financial position, consolidated results of operations, or liquidity.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."
SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R using the modified-prospective transition method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. During the three months ended March 31, 2006, the company recorded $1.7 million of share-based compensation expense. Previous periods have not been restated. See note (e) for further details.

Financial condition

Cash and cash equivalents at March 31, 2006 were $980.2 million compared with $642.5 at December 31, 2005.

During the three months ended March 31, 2006, cash provided by operations was $26.9 million compared with $26.8 million for the three months ended March 31, 2005. Cash expenditures in the current quarter related to prior-year restructuring actions (which are included in operating activities) were approximately $6 million compared with $14 million for the prior-year quarter. Cash expenditures for the first quarter of 2006 and the prior-year restructuring actions are expected to be approximately $152 million for the remainder of 2006, resulting in an expected cash expenditure of approximately $158 million in 2006 compared with $57.8 million in 2005.

Cash provided by investing activities for the three months ended March 31, 2006 was $306.0 million compared with $94.2 million of cash used during the three months ended March 31, 2005. The principal reason for the increase was that the company received net proceeds of $380.6 million from the sale of the NUL shares and other assets. Net purchases of investments was $1.3 million for the three months ended March 31, 2006 compared with net proceeds of $3.1 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $27.1 million compared with $33.0 million in the year-ago period, capital additions of properties were $21.6 million in 2006 compared with $22.4 million in 2006 and capital additions of outsourcing assets were $24.6 million in 2006 compared with $41.9 million in 2005.

Cash provided by financing activities during the three months ended March 31, 2006 was $2.2 million compared with $142.0 million of cash used during the three months ended March 31, 2005. The prior-year period includes a cash expenditure of $150.0 million to retire at maturity all of the company's 7 1/4% senior notes.

At March 31, 2006, total debt was $1.1 billion, an increase of $1.6 million from December 31, 2005.

The company has various lending and funding agreements as follows:

The company has a $500 million credit agreement that expires on May 31, 2006. Borrowings under the agreement bear interest based on the then-current LIBOR or prime rates and the company's credit rating. As of March 31, 2006, there were no borrowings under this facility, and the entire $500 million was available for borrowings. The credit agreement contains standard representations and warranties, including no material adverse change. It also contains financial and other covenants, including maintenance of certain financial ratios, a minimum level of net worth and limitations on certain types of transactions, which could reduce the amount the company is able to borrow and could also limit the company's ability to take cost reduction and other charges. Events of default under the credit agreement include failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, described below. On March 31, 2006, the company and its lenders entered into an amendment to the company's $500 million credit agreement modifying the financial covenants to provide the necessary flexibility to record the cost reduction charge, discussed above. The company is in discussions with several financial institutions regarding the terms of a new credit facility. The company currently expects that a new facility will be in place before the end of the second quarter of 2006. The company anticipates that the new facility will be smaller than the current facility and will be secured.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility discussed below.

The company also has an agreement to sell, on an on-going basis, through Unisys Funding Corporation I, a wholly owned subsidiary, interests in eligible U.S. trade accounts receivable. As of January 6, 2006, the company executed an amendment to the facility which, among other things: increases the amount of receivables which the company may sell under the facility to $300 million; increases the selling price of the receivables to reflect a margin based on, among other things, the company's then-current S&P and Moody's credit rating; relaxes the termination provision related to the rating of the company's public debt securities such that the facility is now terminable by the purchasers if the company's public debt securities are rated below B by S&P or B2 by Moody's; and modifies certain definitions related to the maintenance of certain ratios related to the sold receivables. At March 31, 2006, the company's public debt was rated BB- and Ba3 by S&P and Moody's, respectively. The amended facility is renewable annually at the purchasers' option until November 2008.

At March 31, 2006, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

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

Stockholders' equity increased $1,413.5 million during the three months ended March 31, 2006, principally reflecting the reversal of the minimum pension liability adjustment of $1,446.0 million for the U.S. qualified defined benefit pension plan, offset in part by the net loss of $27.9 million.


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

Statements in this report regarding the company's cost reduction plan are subject to the risk that the company may not implement the planned headcount reductions as quickly as currently planned, which could affect the timing of anticipated cost savings. The amount of anticipated cost savings is also subject to currency exchange rate fluctuations with regard to actions taken outside the U.S. Statements in this report regarding the revenue increases anticipated from the new iPSL tariff arrangements are based on assumptions regarding iPSL processing volumes and costs over the 2006-2010 time-frame. Because these volumes and costs are subject to change, the amount of anticipated revenue is not guaranteed. In addition, because iPSL is paid by its customers in British pounds, the U.S. dollar amount of revenue recognized by the company is subject to currency exchange rate fluctuations.

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

Future results will also depend in part on the success of the company's focused investment and sales and marketing strategies. These strategies are based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change.

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

Recoverability of outsourcing assets is dependent on various factors, including the timely completion and ultimate cost of the outsourcing solution, and realization of expected profitability of existing outsourcing contracts. These risks could result in an impairment of a portion of the associated assets, which are tested for recoverability quarterly.

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

Future results will also depend, in part, on an improvement in the company's technology business. This will require, in part, an increase in market demand for the company's high-end enterprise servers. In its technology business, the company continues to focus its resources on enhancing a common high-performance platform for both its proprietary operating environments and open standards-based operating environments such as Microsoft Windows and Linux. In addition, the company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. The high-end enterprise server platforms are based on its Cellular MultiProcessing (CMP) architecture. The company's CMP servers are designed to provide mainframe-class capabilities with compelling price performance by making use of standards-based technologies such as Intel chips and supporting industry standard software. The company has transitioned both its legacy ClearPath servers and its Intel-based ES7000s to the CMP platform. Future results will depend, in part, on customer acceptance of the CMP-based ClearPath Plus systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, competition in these new markets is likely to intensify in coming years, and the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors. Future results of the technology business will also depend, in part, on the successful implementation of the company's new arrangements with NEC.

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


Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION
-------   -----------------

Item 1A.  Risk Factors
-------   ------------

See "Factors that may affect future results" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.

Item 5.  Other Information
------   -----------------

For a description of restricted stock units granted in March 2006 to certain key employees, including officers, see note (e) of the notes to consolidated financial statements. The form of restricted stock unit agreement and information on the restricted stock unit grants made to certain officers of the company in March 2006 are filed as exhibits hereto.

See note (b) of the notes to consolidated financial statements for information on the restructuring charge taken in the first quarter of 2006.

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: April 28, 2006                        By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Joseph M. Munnelly
                                                 ----------------------
                                                 Joseph M. Munnelly
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Bylaws of Unisys Corporation, as amended through December 1, 2005 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated December 1, 2005)

10.1     Form of Restricted Stock Unit Agreement

10.2 Information on Restricted Stock Units granted to certain executive officers

10.3 Description of Turnaround Cash Incentive Program (incorporated by reference to Item 1.01(c) of the registrant's Current Report on Form 8-K dated February 9, 2006)

10.4 Description of 2006 Compensation of Directors (incorporated by reference to Item 1.01(d) of the registrant's Current Report on Form 8-K dated February 9, 2006)

10.5 Consulting Agreement dated as of February 1, 2006 between Unisys Corporation and Lawrence A. Weinbach (incorporated by reference to
         Exhibit 10.1 to the registrant's Current Report on Form 8-K dated February 9, 2006)

10.6 Summary of 2006 Salary and Bonus Arrangements with certain executive officers (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated February 9, 2006)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

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