Form 10-Q
period 2006-06-30
UNISYS CORP
filed 2006-08-09
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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


     Number of shares of Common Stock outstanding as of June 30, 2006:
343,771,654.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          June 30,
                                            2006       December 31,
                                         (Unaudited)       2005
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  655.1       $  642.5
Accounts and notes receivable, net         1,082.2        1,111.5
Inventories:
   Parts and finished equipment              103.4          103.4
   Work in process and materials              80.2           90.7
Deferred income taxes                        110.2           68.2
Prepaid expenses and other current assets    155.7          137.0
                                          --------       --------
Total                                      2,186.8        2,153.3
                                          --------       --------

Properties                                 1,346.6        1,320.8
Less-Accumulated depreciation and
  amortization                               984.9          934.4
                                          --------       --------
Properties, net                              361.7          386.4
                                          --------       --------
Outsourcing assets, net                      420.6          416.0
Marketable software, net                     317.0          327.6
Investments at equity                          1.1          207.8
Prepaid pension cost                       1,318.3           66.1
Deferred income taxes                        138.4          138.4
Goodwill                                     192.1          192.0
Other long-term assets                       138.7          141.3
                                          --------       --------
Total                                     $5,074.7       $4,028.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $   10.7       $   18.1
Current maturities of long-term debt            .8           58.8
Accounts payable                             390.0          444.6
Other accrued liabilities                  1,393.9        1,293.3
                                          --------       --------
Total                                      1,795.4        1,814.8
                                          --------       --------
Long-term debt                             1,049.2        1,049.0
Accrued pension liabilities                  352.4          506.9
Other long-term liabilities                  684.5          690.8

Stockholders' equity (deficit)
Common stock, shares issued: 2006; 345.8
   2005, 344.2                                 3.5            3.4
Accumulated deficit                       (2,330.6)      (2,108.1)
Other capital                              3,931.6        3,917.0
Accumulated other comprehensive loss        (411.3)      (1,844.9)
                                          --------       --------
Stockholders' equity (deficit)             1,193.2          (32.6)
                                          --------       --------
Total                                     $5,074.7       $4,028.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months         Six Months
                                         Ended June 30      Ended June 30
                                         -------------      -------------
                                      2006         2005     2006       2005
                                      ----         ----     ----       ----

Revenue
  Services                          $1,224.5    $1,236.0  $2,400.9   $2,343.7
  Technology                           182.8       199.5     394.2      458.4
                                    --------    --------  --------   --------
                                     1,407.3     1,435.5   2,795.1    2,802.1
Costs and expenses
   Cost of revenue:
     Services                        1,136.3     1,063.4   2,212.8    2,044.8
     Technology                        108.1        94.7     217.5      219.6
                                    --------    --------  --------   --------
                                     1,244.4     1,158.1   2,430.3    2,264.4

Selling, general and administrative    282.7       267.4     578.1      529.0
Research and development                63.9        66.6     139.2      131.5
                                    --------    --------  --------   --------
                                     1,591.0     1,492.1   3,147.6    2,924.9
                                    --------     -------  --------   --------
Operating loss                        (183.7)      (56.6)   (352.5)    (122.8)

Interest expense                        19.1        15.2      38.9       27.8
Other income (expense), net              (.7)       32.0     152.7       32.5
                                    --------    --------  --------   --------
Loss before income taxes              (203.5)      (39.8)   (238.7)    (118.1)
Benefit for income taxes                (8.9)      (12.7)    (16.2)     (45.5)
                                    --------    --------  --------   ---------
Net loss                            $ (194.6)   $  (27.1) $ (222.5)  $  (72.6)
                                    ========    ========  ========   ========
Loss per share
   Basic                            $   (.57)   $   (.08) $   (.65)  $   (.21)
                                    ========    ========  ========   ========
   Diluted                          $   (.57)   $   (.08) $   (.65)  $   (.21)
                                    ========    ========  ========   ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Six Months Ended
                                                         June 30
                                                    ------------------
                                                       2006      2005
                                                    --------   --------

Cash flows from operating activities
Net loss                                           $ (222.5)   $ (72.6)
Add (deduct) items to reconcile net loss
   to net cash (used for) provided by operating
   activities:
Equity loss (income)                                    4.3      (11.6)
Employee stock compensation                             3.2
Depreciation and amortization of properties            58.5       61.8
Depreciation and amortization of outsourcing assets    66.7       65.6
Amortization of marketable software                    66.2       59.2
Gain on sale of NUL shares and other assets          (153.2)
Increase in deferred income taxes, net                (41.9)     (  .6)
Decrease in receivables, net                           66.7       73.6
Decrease in inventories                                10.2       10.4
Increase (decrease) in accounts payable and other
  accrued liabilities                                   8.0     (249.3)
(Decrease) increase in other liabilities              (44.5)     122.6
Decrease (increase) in other assets                     1.2      (24.8)
Other                                                  11.1       56.4
                                                    -------     ------
Net cash (used for) provided by operating activities (166.0)      90.7
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        3,729.3    3,709.4
   Purchases of investments                        (3,731.3)  (3,698.8)
   Investment in marketable software                  (55.3)     (63.3)
   Capital additions of properties                    (32.7)     (59.4)
   Capital additions of outsourcing assets            (50.1)     (86.3)
   Proceeds from sale of NUL shares and
     other assets                                     380.6
   Purchases of businesses                                         (.5)
                                                    -------     ------

Net cash provided by (used for)
  investing activities                                240.5     (198.9)
                                                    -------     ------
Cash flows from financing activities
   Net (reduction in) proceeds from
     short-term borrowings                             (7.4)        .5
   Proceeds from employee stock plans                    .9       12.8
   Payments of long-term debt                         (57.9)    (150.7)
   Financing fees                                      (4.6)
                                                    -------     ------
Net cash used for financing activities                (69.0)    (137.4)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            7.1      (16.0)
                                                    -------     ------

Increase (decrease) in cash and cash equivalents       12.6     (261.6)
Cash and cash equivalents, beginning of period        642.5      660.5
                                                    -------    -------
Cash and cash equivalents, end of period           $  655.1    $ 398.9
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

a. The following table shows how earnings (loss) per share were computed for the three and six months ended June 30, 2006 and 2005 (dollars in millions, shares in thousands):

                                         Three Months         Six Months
                                         Ended June 30      Ended June 30
                                         -------------      -------------
                                      2006         2005     2006       2005
                                      ----         ----     ----       ----

    Basic Loss Per Share

    Net loss                        $ (194.6)   $   (27.1) $ (222.5) $  (72.6)
                                    ========    =========  ========  ========
    Weighted average shares          343,414      340,047   342,936   339,147
                                    ========    =========  ========  ========
    Basic loss per share            $   (.57)   $    (.08) $   (.65) $   (.21)
                                    ========    =========  ========  ========
    Diluted Loss Per Share

    Net loss                        $ (194.6)   $   (27.1) $ (222.5) $  (72.6)
                                    ========    =========  ========  ========
    Weighted average shares          343,414      340,047   342,936   339,147
    Plus incremental shares
      from assumed conversions
      of employee stock plans           -             -         -         -
                                    --------    ---------  --------  --------
    Adjusted weighted average shares 343,414      340,047   342,936   339,147
                                    =========   =========  ========  ========
    Diluted loss per share          $   (.57)   $    (.08) $   (.65) $   (.21)
                                    =========   =========  ========  ========

At June 30, 2006, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three and six months ended June 30, 2006.

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

As part of the company's continuing repositioning plan to right size its cost structure, during the three months ended June 30, 2006, the company committed to an additional reduction of approximately 1,900 employees. This resulted in a pretax charge in the second quarter of 2006 of $141.2 million, principally related to severance costs. The charge is broken down as follows: (a) approximately 650 employees in the U.S. for a charge of $22.1 million and (b) approximately 1,250 employees outside the U.S. for a charge of $119.1 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $101.4 million; selling, general and administrative expenses, $28.3 million; research and development expenses, $11.8 million; and other income (expense), net, $.3 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

For the six months ended June 30, 2006, the pretax charge of $287.1 million was recorded in the following statement of income classifications: cost of revenue-services, $184.8 million; cost of revenue-technology, $2.0 million; selling, general and administrative expenses, $73.7 million; research and development expenses, $29.4 million; and other income (expense), net, $2.8 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

Of the total of approximately 5,500 employee reductions announced in the first half of 2006, approximately 90% are expected to be completed by the end of 2006 with the remaining reductions targeted for the first half of 2007. Net of increases in offshore resources and outsourcing of certain internal, non-client facing functions, the company anticipates that these combined actions will yield annualized cost savings in excess of $325 million by the second half of 2007. The company continues to explore other approaches to reducing its cost structure, including additional work force reductions and potential idle facility charges which could result in additional cost reduction charges in the second half of 2006.

A further breakdown of the individual components of these costs follows (in millions of dollars):

                                  Headcount     Total      U.S.     Int'l.
                                  ---------     -----      ----     ------

Charge for work force reductions    5,528     $287.1      $72.4    $214.7

Minority interest                                2.8                  2.8
                                   ------     ------      ------   -----
                                    5,528      289.9       72.4     217.5

Utilized                           (2,017)     (29.8)      (8.8)   (21.0)
Changes in estimates and
  revisions                          (195)       (.4)       1.6     (2.0)
Translation adjustments                          4.5                 4.5
                                   ------     ------      -----    -----

Balance at June 30, 2006            3,316     $264.2      $65.2    $199.0
                                   ======     ======      =====    ======

Expected future utilization:
2006 remaining six months           2,800     $150.6      $40.6    $110.0
2007 and thereafter                   516      113.6       24.6      89.0


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

* Increasing the company's matching contribution under the company savings plan to 100 percent of the first 6 percent of eligible pay contributed by participants, up from the current 50 percent of the first 4 percent of eligible pay contributed by participants. The company match is made in company common stock.

The changes do not affect the vested accrued pension benefits of current and former employees, including Unisys retirees, as of December 31, 2006.

As a result of the amendment to stop accruals for future benefits in its U.S. defined benefit pension plans, the company recorded a pretax curtailment gain of $45.0 million in the first quarter of 2006. U.S. GAAP pension accounting rules require companies to re-measure both plan assets and obligations whenever a significant event occurs, such as a plan amendment. The company has performed such re-measurement as of March 31, 2006. As a result of the re-measurement, the company's U.S. qualified defined benefit pension plan is no longer in a minimum liability position and, accordingly, the company has reclassified its prepaid pension asset from other comprehensive income to a prepaid pension asset on its balance sheet. Based on the changes to the U.S. plans, the March 31, 2006 re-measurement and including the $45.0 million curtailment gain, the company currently expects its 2006 worldwide pension expense to be approximately $135 million, down from $181 million in 2005. The expected pension expense in 2006 is based on actuarial assumptions and on assumptions regarding interest rates and currency exchange rates, all of which are subject to change. Accordingly the expected expense amount could change.

Net periodic pension expense for the three and six months ended June 30, 2006 and 2005 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended June 30, 2006     Ended June 30, 2005
                                --------------------     -------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   -----    -----    -----   -----

    Service cost             $  27.4  $  15.2  $ 12.2  $  28.1  $  15.6 $ 12.5
    Interest cost              111.9     84.2    27.7     93.0     66.2   26.8
    Expected return on
      plan assets             (140.7)  (110.3)  (30.4)  (119.8)  ( 90.2) (29.6)
    Amortization of prior
      service (benefit) cost     (.2)     (.5)     .3   (  1.7)  (  1.9)    .2
    Recognized net actuarial
      loss                      42.1     29.9    12.2     46.2     36.0   10.2
                               -----   ------   ------   ------   -----   ----
    Net periodic pension
      expense                $  40.5  $  18.5   $22.0   $ 45.8  $  25.7  $20.1
                              ======   ======   ======  ======  =======  =====


                                     Six Months                  Six Months
                                Ended June 30, 2006          Ended June 30, 2005
                                -------------------          -------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   ------   -----    -----   ------

    Service cost             $  57.2  $  33.6   $23.6    $ 59.8  $ 34.7  $ 25.1
    Interest cost              206.8    152.3    54.5     186.1   131.5    54.6
    Expected return on
      plan assets             (260.6)  (201.0)  (59.6)   (240.8) (180.5)  (60.3)
    Amortization of prior
      service (benefit) cost     (.5)    (1.0)     .5      (3.0)   (3.8)     .8
    Recognized net actuarial
      loss                      90.5     66.4    24.1      90.5    70.1    20.4
    Curtailment gain           (45.0)   (45.0)
                             -------  -------   -------  -------  ------  -----
    Net periodic pension
      expense                $  48.4  $   5.3   $43.1    $ 92.6   $ 52.0  $40.6
                             =======  =======   =======  ======   ======  =====

The company currently expects to make cash contributions of approximately $75 million to its worldwide defined benefit pension plans in 2006 compared with $71.6 million in 2005. For the six months ended June 30, 2006 and 2005, $33.7 million and $30.1 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2006.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2006 and 2005 is presented below (in millions of dollars):

                                    Three Months                  Six Months
                                    Ended June 30                Ended June 30
                                    -------------                -------------

                                2006           2005          2006          2005
                                ----           ----          ----          ----

    Interest cost               $3.2         $3.5            $ 6.4        $ 6.9
    Expected return on assets                 (.1)             (.1)         (.2)
    Amortization of prior
      service benefit            (.5)         (.5)            (1.0)        (1.0)
    Recognized net actuarial
      loss                       1.3          1.6              2.6          3.2
                                ----         ----             ----        -----
    Net periodic postretirement
      benefit expense           $4.0         $4.5            $ 7.9        $ 8.9
                                ====         ====             ====        =====

The company expects to make cash contributions of approximately $28 million to its postretirement benefit plan in 2006 compared with $26.4 million in 2005. For the six months ended June 30, 2006 and 2005, $12.7 million and $12.4 million, respectively, of cash contributions have been made.

d. In March 2006, the company sold all of the shares it owned in Nihon Unisys, Ltd. (NUL), a publicly traded Japanese company. The company received gross proceeds of $378.1 million and recognized a pretax gain of $149.9 million in the first quarter of 2006. NUL will remain the exclusive distributor of the company's hardware and software in Japan.

At December 31, 2005, the company owned approximately 29% of the voting common stock of NUL. The company accounted for this investment by the equity method, and, at December 31, 2005, the amount recorded in the company's books for the investment, after the reversal of a minimum pension liability adjustment, was $243 million. During the years ended December 31, 2005, 2004, 2003, and for the six months ended June 30, 2006 and 2005, the company recorded equity income
(loss) related to NUL of $9.1 million, $16.2 million, $18.2 million, $(4.2) million and $11.5 million, respectively. These amounts were recorded in "Other income (expense), net" in the company's consolidated statements of income.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2006, 5.4 million shares of unissued common stock of the company were available for granting under these plans.

As of June 30, 2006, the company has granted non-qualified stock options and restricted stock units under these plans. Prior to January 1, 2006, the company applied the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans, whereby for stock options, at the date of grant, no compensation expense was reflected in income, as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share was provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) had been applied to stock-based compensation. For purposes of the pro forma disclosures, the estimated fair value of stock options was amortized to expense over the options' vesting periods.

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R using the modified-prospective transition method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. The company recognizes compensation cost net of a forfeiture rate and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The company estimated the forfeiture rate based on its historical experience and its expectations about future forfeitures. As required under the modified-prospective transition method, prior periods have not been restated. In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS No. 123R. The company records share-based payment expense in selling, general and administrative expenses.

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

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and expected weighted-average fair values as follows:

                                                Six Months Ended June 30
                                                ------------------------

                                                      2006          2005
                                                      ----          ----

Weighted-average fair value of grant                 $2.53          $3.27
Risk-free interest rate                               4.35%          3.43%
Expected volatility                                  45.88%         55.00%
Expected life of options in years                     3.67           3.50
Expected dividend yield                                 -              -

Prior to January 1, 2006, the company would grant an annual stock option award to officers, directors and other key employees generally in the first quarter of a year. For 2006, this annual stock option award has been replaced with restricted stock unit awards. The company currently expects to continue to grant stock option awards, principally to newly hired individuals. The restricted stock unit awards granted in March of 2006 contain both time-based units (25% of the grant) and performance-based units (75% of the grant). The time-based units vest in three equal annual installments beginning with the first anniversary of the grant, and the performance-based units vest in three equal annual installments, beginning with the first anniversary of the grant, based upon the achievement of pretax profit and revenue growth rate goals in 2006, 2006-2007, and 2006-2008, for each installment, respectively. Each performance-based unit will vest into zero to 1.5 shares depending on the extent to which the performance goals are met. Compensation expense resulting from these awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals.

During the six months ended June 30, 2006, the company recorded $3.2 million of share-based compensation expense, which is comprised of $3.0 million of restricted stock unit expense and $.2 million of stock option expense.

The adoption of SFAS No. 123R had an immaterial impact to income before income taxes and net income for the six months ended June 30, 2006.

A summary of stock option activity for the six months ended June 30, 2006 follows (shares in thousands):

                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options        Shares       Price          Term (years)   ($ in millions)
   -------        ------       ---------      ------------   ---------------

Outstanding at
   December
   31, 2005       47,536       $16.54
Granted              447         6.49
Exercised           (150)        6.25
Forfeited and
   expired        (2,344)       15.32
                  ------
Outstanding at
   June 30, 2006  45,489        16.54             4.7        $    .8
                  ======
Vested and
   expected to
   vest at
   June 30, 2006  45,489        16.54             4.7             .8
                  ======
Exercisable at
   June 30, 2006  44,789        16.71             4.7             .8
                  ======


The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the six months ended June 30, 2006 and June 30, 2005 was immaterial. As of June 30, 2006, $1.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

A summary of restricted stock unit activity for the six months ended June 30, 2006 follows (shares in thousands):

                                                                Weighted-
                                         Restricted             Average
                                         Stock                  Grant Date
                                         Units                  Fair Value
                                         ----------             ----------

Outstanding at December 31, 2005             352                   $8.89
Granted                                    1,777                    6.63
Vested                                      (128)                   7.62
Forfeited and expired                        (83)                  10.45
                                           -----
Outstanding at June 30, 2006               1,918                    6.81
                                           =====

The fair value of restricted stock units is determined based on the average of the high and low trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2006 and 2005 was $6.63 and $7.62, respectively. As of June 30, 2006, there was $9.0 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of restricted share units vested during the six months ended June 30, 2006 was $.8 million. No restricted share units vested during the six months ended June 30, 2005.

For the six months ended June 30, 2005, the following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars, except per share amounts):

                                          Six Months Ended June 30
                                          ------------------------
                                                    2005
                                                    -----
    Net loss as reported                          $(72.6)
    Deduct total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of tax                           (11.1)
                                                  ------
    Pro forma net loss                            $(83.7)
                                                  ======
    Loss per share
      Basic - as reported                         $ (.21)
      Basic - pro forma                           $ (.25)
      Diluted - as reported                       $ (.21)
      Diluted - pro forma                         $ (.25)

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly-issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2006 and 2005 was $1.0 million and $.3 million, respectively. The company did not realize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax asset carryforwards. Prior to the adoption of SFAS No. 123R, the company presented such tax benefits as operating cash flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2006 and 2005 was $2.0 million and $4.8 million, and $3.3 million and $9.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company's operations by business segment for the three and six month periods ended June 30, 2006 and 2005 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      June 30, 2006
    ------------------
    Customer revenue         $1,407.3                $1,224.5     $ 182.8
    Intersegment                        $ (53.2)          3.8        49.4
                             --------   --------     --------      ------
    Total revenue            $1,407.3   $ (53.2)     $1,228.3     $ 232.2
                             ========   ========     ========      ======
    Operating loss           $ (183.7)  $(143.9)     $  (11.6)    $ (28.2)
                             ========   ========     ========     =======


    Three Months Ended
      June 30, 2005
    ------------------

    Customer revenue         $1,435.5                $1,236.0     $ 199.5
    Intersegment                         $( 75.7)         4.9        70.8
                              --------   --------    --------     -------
    Total revenue            $1,435.5    $( 75.7)    $1,240.9     $ 270.3
                             ========    =======     ========     =======
    Operating income (loss)  $  (56.6)   $   2.7     $  (46.4)    $ (12.9)
                             =========   =======     ========     =======

    Six Months Ended
    June 30, 2006
    ----------------

    Customer revenue         $2,795.1               $2,400.9     $ 394.2
    Intersegment                         $ (95.8)        7.2        88.6
                             --------    --------   --------     --------
    Total revenue            $2,795.1    $ (95.8)   $2,408.1     $ 482.8
                             ========    ========   ========     ========
    Operating loss           $ (352.5)   $(288.7)   $  (22.1)    $ (41.7)
                             ========    ========   ========     ========

    Six Months Ended
    June 30, 2005
    ----------------

    Customer revenue         $2,802.1               $2,343.7     $ 458.4
    Intersegment                         $( 135.6)       9.7       125.9
                             --------    --------   --------     -------
    Total revenue            $2,802.1    $( 135.6)  $2,353.4     $ 584.3
                             ========    ========   ========     =======
    Operating income (loss)  $ (122.8)   $   (7.7)  $ (121.5)    $   6.4
                             ========    ========   ========     =======

Presented below is a reconciliation of total business segment operating income
(loss) to consolidated loss before income taxes (in millions of dollars):


                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------

                                  2006         2005          2006        2005
                                  ----         ----          ----        ----

    Total segment operating loss $ (39.8)   $ (59.3)       $ (63.8)    $(115.1)
    Interest expense               (19.1)     (15.2)         (38.9)      (27.8)
    Other income (expense), net      (.7)      32.0          152.7        32.5
    Cost reduction charge         (141.2)                   (287.1)
    Corporate and eliminations      (2.7)       2.7           (1.6)       (7.7)
                                 -------    -------        -------     -------
    Total loss before income
      taxes                      $(203.5)   $ (39.8)       $(238.7)    $(118.1)
                                 =======    =======        =======     =======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------

                                  2006         2005          2006        2005
                                  ----         ----          ----        ----

    Services
     Consulting and systems
       integration               $  404.0    $ 443.5       $  785.3    $  813.3
     Outsourcing                    471.2      452.6          926.4       852.8
     Infrastructure services        229.5      208.4          454.5       411.2
     Core maintenance               119.8      131.5          234.7       266.4
                                 --------   --------       --------    --------
                                  1,224.5    1,236.0        2,400.9     2,343.7
    Technology
     Enterprise-class servers       145.6      165.7          313.7       363.9
     Specialized technologies        37.2       33.8           80.5        94.5
                                 --------   --------       --------    --------
                                    182.8      199.5          394.2       458.4
                                 --------   --------       --------    --------
    Total                        $1,407.3   $1,435.5       $2,795.1    $2,802.1
                                 ========   ========       ========    ========


g. Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 includes the following components (in millions of dollars):

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------

                                  2006         2005          2006        2005
                                  ----         ----          ----        ----
    Net loss                     $(194.6)   $  (27.1)      $ (222.5)   $  (72.6)
    Other comprehensive income
      (loss)
      Cash flow hedges
        Income (loss), net of
          tax of $ -, $1.4, -,
          and $2.7                  (.4)         2.6            (.2)        4.9
        Reclassification
          adjustments, net of
          tax of $ -, $ (1.3), $-
          and $(.6)                  .2         (2.4)            -         (1.0)
      Foreign currency
        translation adjustments    (1.7)         1.4          (12.2)       17.2
      Reversal of U.S. minimum
        pension liability            -            -         1,446.0          -
                                 --------   --------       --------    --------
    Total other comprehensive
      income (loss)                (1.9)         1.6        1,433.6        21.1
                                 --------    -------       --------    --------
    Comprehensive income (loss)  $(196.5)     $(25.5)      $1,211.1    $  (51.5)
                                 ========    =======       ========    ========

    Accumulated other comprehensive income (loss) as of December 31, 2005 and June 30, 2006 is as follows (in millions of dollars):

                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2005  $(1,844.9)  $(627.3)   $   .1  $(1,217.7)

    Change during period            1,433.6     (12.2)      (.2)   1,446.0
                                   --------   -------    ------  ---------

    Balance at June 30, 2006      $  (411.3)  $(639.5)   $  (.1) $   228.3
                                  =========   =======    ======  =========

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

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------

                                  2006         2005          2006        2005
                                  ----         ----          ----        ----

    Balance at beginning of
      period                     $   9.3    $   11.0      $   8.0      $ 11.6

    Accruals for warranties
      issued during the period       2.1         1.9          5.0         4.3

    Settlements made during
      the period                    (2.4)       (2.6)        (4.8)       (5.5)

    Changes in liability for
      pre-existing warranties
      during the period,
      including expirations          (.1)        (.9)          .7        (1.0)
                                 -------     --------     --------     ------
    Balance at June 30           $   8.9     $   9.4      $   8.9      $  9.4
                                 =======     =======      ========     ======

i. Cash paid during the six months ended June 30, 2006 and 2005 for income taxes was $47.4 million and $24.5 million, respectively.

Cash paid during the six months ended June 30, 2006 and 2005 for interest was $49.0 million and $41.7 million, respectively.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating what effect, if any, adoption of FIN 48 will have on the company's financial statements.


k. In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. It is not unusual in complex government contracts for the government and the contractor to have issues arise regarding contract obligations. The company continues to work collaboratively with the DCAA and TSA to try to resolve these issues. While the company believes that it and the government will resolve the issues raised, there can be no assurance that these issues will be successfully resolved or that new issues will not be raised. It has been publicly reported that certain of these matters have been referred to the Inspector General's office of the Department of Homeland Security for investigation. The company has received no investigative requests from the Inspector General's office or any other government agency with respect to any such referral. The company does not know whether any such referral will be pursued or, if pursued, what effect it may have on the company or on the resolution of the issues with TSA.

l. In June 2006, the company retired at maturity all $57.9 million of its remaining 8 1/8% senior notes.

Effective May 31, 2006, the company entered into a three-year, secured revolving credit facility. The new credit agreement, which provides for loans and letters of credit up to an aggregate of $275 million, replaces the company's $500 million credit agreement that expired on May 31, 2006. Borrowings under the new facility will bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of June 30, 2006, there were letters of credit of approximately $24 million issued under the facility and there were no cash borrowings.

m. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

For the six months ended June 30, 2006, the company reported a net loss of $222.5 million, or $.65 per share, compared with a net loss of $72.6 million, or $.21 per share, for the six months ended June 30, 2005. The current period includes pretax charges of $287.1 million relating to cost reduction actions.

During the first half of 2006, the company executed against its previously-announced plan to fundamentally reposition the company for profitable growth. During the period, the company:

* began implementing personnel reductions by committing to a reduction of approximately 5,500 employees, which resulted in pretax charges of $287.1 million. See note (b) to the financial statements.

* adopted changes to its U.S. defined benefit pension plans effective December 31, 2006, and will increase matching contributions to its defined contribution savings plan beginning January 1, 2007. As a result of stopping the accruals for future benefits, the company recorded a pretax curtailment gain of $45.0 million. See note (c).

* took initial steps in its program to divest non-core assets. In March the company divested its stake in Nihon Unisys, Ltd. (NUL), a leading IT solutions provider in Japan. The company sold all of its 30.5 million shares in NUL, generating cash proceeds of approximately $378 million, which will be used to fund the company's cost reduction program. A pretax gain of $149.9 million was recorded on the sale. The company also sold certain assets of its Unigen semiconductor test equipment business for cash proceeds of $8 million. See note (d).

* reached a definitive agreement with its partner banks on renegotiated terms for its iPSL payment processing joint venture in the United Kingdom. The terms of the new agreement, which went into effect on January 1, 2006, include new tariff arrangements that are expected to yield an additional approximately $150 million in revenue to the company over the 2006-2010 timeframe.

* reached a series of alliance agreements with NEC Corporation (NEC) to collaborate in server technology, research and development, manufacturing, and solutions delivery. Among the areas included in the agreements, the two companies will co-design and develop a common high-end, Intel-based server platform for customers of both companies, and NEC is recognizing the company as a preferred provider of technology support and maintenance services and managed security services in markets outside of Japan.

* announced new high-end products in the company's ClearPath and MCP families which should help improve demand in the Technology business in the second half of 2006 compared with the first half of 2006.

Results of operations

Company results

For the three months ended June 30, 2006, the company reported a net loss of $194.6 million, or $.57 per share, compared with a net loss of $27.1 million, or $.08 per share, for the three months ended June 30, 2005.

Revenue for the quarter ended June 30, 2006 was $1.41 billion compared with $1.44 billion for the second quarter of 2005. Revenue in the current period decreased 2% from the prior year. This decrease was principally due to a decrease of 8% in Technology revenue and a decrease of 1% in Services revenue. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the year-ago period. U.S. revenue declined 6% in the quarter compared with the year-ago period principally in the company's Federal business. Revenue in international markets increased 2% due to increases in Latin America and Europe offset in part by a decline in Pacific/Asia. On a constant currency basis, international revenue increased 2% in the three months ended June 30, 2006 compared with the three months ended June 30, 2005.

Pension expense for the three months ended June 30, 2006 was $40.5 million compared with $45.8 million for the three months ended June 30, 2005. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 11.6% in the three months ended June 30, 2006 compared with 19.3% in the three months ended June 30, 2005. This decline principally reflected a $101.4 million cost reduction charge in the current quarter.

Selling, general and administrative expenses were $282.7 million for the three months ended June 30, 2006 (20.1% of revenue) compared with $267.4 million (18.6% of revenue) in the year-ago period. The increase was principally due to a $28.3 million charge in 2006 relating to the cost reduction actions.

Research and development (R&D) expenses in the second quarter of 2006 were $63.9 million compared with $66.6 million in the second quarter of 2005. The company continues to invest in proprietary operating systems, middleware and in key programs within its industry practices. R&D expense in the second quarter of 2006 included an $11.8 million charge relating to the 2006 cost reduction actions. The decline in R&D, exclusive of the current period cost reduction charge, was principally a result of cost reduction actions.

For the second quarter of 2006, the company reported a pretax operating loss of $183.7 million compared with a pretax operating loss of $56.6 million in the second quarter of 2005. The principal item affecting the comparison was a $141.5 million charge in 2006 relating to the cost reduction actions.

Interest expense for the three months ended June 30, 2006 was $19.1 million compared with $15.2 million for the three months ended June 30, 2005, principally due to higher average debt.

Other income (expense), net, which can vary from period to period, was expense of $.7 million in the second quarter of 2006, compared with income of $32.0 million in 2005. The difference in 2006 from 2005 was principally due to (a) a decline in NUL equity income from $15.9 million in the year-ago quarter to zero in the current quarter due to the sale of the company's investment in NUL in March 2006 (see note d) and (b) expense of $2.2 million in the current quarter compared with income of $7.8 million in the last year's second quarter related to minority shareholders' portion of gains or losses of iPSL, a 51% owned subsidiary which is fully consolidated by the company, due to increased profit from iPSL resulting from the renegotiated contract in January 2006.

Income (loss) before income taxes for the three months ended June 30, 2006 was a loss of $203.5 million compared with a loss of $39.8 million in 2005. The benefit for income taxes was $8.9 million in the current quarter compared with a benefit of $12.7 million in the year-ago period. Due to the fact that the company has a full valuation allowance for all of its U.S. tax assets and certain international subsidiaries, which was recorded in the third quarter of 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

For the six months ended June 30, 2006, the company reported a net loss of $222.5 million, or $.65 per share, compared with a net loss of $72.6 million, or $.21 per share, for the six months ended June 30, 2005. The current period includes a pretax charge of $287.1 million relating to the cost reduction actions.

Total revenue for both the six months ended June 30, 2006 and 2005 was $2.80 billion. Foreign currency translations had a 2 percentage point negative impact on revenue in the current six months when compared with the year-ago period. In the current six-month period, Services revenue increased 2% and Technology revenue decreased 14%.

U.S. revenue declined 3% in the current six-month period compared with the year-ago period. Revenue in international markets increased 2% driven by increases in Europe and Latin America which was partially offset by a decrease in Pacific/Asia/Japan. On a constant currency basis, international revenue increased 6% in the six months ended June 30, 2006.

Pension expense for the six months ended June 30, 2006 was $48.4 million compared with $92.6 million of pension expense for the six months ended June 30, 2005. The decrease in pension expense in 2006 from 2005 was principally due to the U.S. curtailment gain of $45.0 million recognized in March 2006.

Total gross profit margin was 13.1% in the six months ended June 30, 2006 compared with 19.2% in the year-ago period. The current period included a $186.8 million charge related to the cost reduction actions.

For the six months ended June 30, 2006, selling, general and administrative expense were $578.1 million (20.7% of revenue) compared with $529.0 million (18.9% of revenue) for the six months ended June 30, 2005. Selling general and administrative expenses for the six months ended June 30, 2006 included $73.7 million related to the cost reduction actions. Selling, general and administrative expense in the current six-month period includes $10.3 million of pension expense compared with pension expense of $18.0 million in the year-ago period.

R&D expense for the six months ended June 30, 2006 was $139.2 million compared with $131.5 million a year ago. R&D expense in the first six months of 2006 included $29.4 million related to the cost reduction actions. R&D in the current period includes $1.2 million of pension expense compared with pension expense of $9.8 million in the year-ago period.

For the six months ended June 30, 2006, the company reported an operating loss of $352.5 million compared with an operating loss of $122.8 million for the six months ended June 30, 2005. The current period includes a $289.9 million charge related to the cost reduction actions. The current period also includes pension expense of $48.4 million compared with pension expense of $92.6 million in the year-ago period.

Interest expense for the six months ended June 30, 2006 was $38.9 million compared with $27.8 million for the six months ended June 30, 2005, principally due to higher average debt.

Other income (expense), net was income of $152.7 million in the current six-month period compared with income of $32.5 million in the year-ago period. The increase in income was principally due to the $149.9 million gain from the sale of all of the company's shares in NUL (see note (d)), offset in part by (a) a decline in NUL equity income from $11.5 million in the year-ago period to a loss of $4.2 million in the current six month period, and (b) an expense of $.8 million in the current period compared with income of $16.1 million in the last year's six month period related to minority shareholders' portion of gains or losses of iPSL, a 51% owned subsidiary which is fully consolidated by the company.

Income (loss) before income taxes was a loss of $238.7 million in the six months ended June 30, 2006 compared with a loss of $118.1 million last year. The benefit for income taxes was $16.2 million in the current period compared with a benefit of $45.5 million in the year-ago period.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2006 and 2005 was $2.0 million and $4.8 million, and $3.3 million and $9.7 million, respectively. The profit on these transactions is eliminated in Corporate.

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

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2006
------------------
Customer revenue          $1,407.3                  $1,224.5     $182.8
Intersegment                           $(53.2)           3.8       49.4
                          --------     -------      --------     ------
Total revenue             $1,407.3     $(53.2)      $1,228.3     $232.2
                          ========     =======      ========     ======

Gross profit percent          11.6 %                    14.3 %     37.6 %
                          ========                  ========     ======
Operating loss percent       (13.1)%                    ( .9)%    (12.2)%
                          ========                  ========     ======

Three Months Ended
June 30, 2005
------------------
Customer revenue          $1,435.5                  $1,236.0     $199.5
Intersegment                           $( 75.7)          4.9       70.8
                          --------     -------      --------     ------
Total revenue             $1,435.5     $( 75.7)     $1,240.9     $270.3
                          ========     =======      ========     ======
Gross profit percent          19.3%                     12.2%      44.6%
                          ========                  ========     ======
Operating loss percent        (3.9)%                    (3.7)%     (4.8)%
                          ========                  ========     ======


Gross profit percent and operating loss percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.22 billion for the three months ended June 30, 2006 compared with $1.24 billion for the three months ended June 30, 2005. Foreign currency translation had a negligible impact on Services revenue in current quarter compared with the year-ago period. Revenue in the second quarter of 2006 declined 1% compared with 2005, principally due to a 4% increase in outsourcing ($471.2 million in 2006 compared with $452.6 million in 2005) and a 10% increase in infrastructure services ($229.5 million in 2006 compared with $208.4 million in 2005), offset by a 9% decrease in consulting and systems integration revenue ($404.0 million in 2006 compared with $443.5 million in 2005) and a 9% decrease in core maintenance revenue ($119.8 million in 2006 compared with $131.5 million in 2005). Services gross profit was 14.3% in the second quarter of 2006 compared with 12.2% in the year-ago period. Services operating income (loss) percent was (.9)% in the three months ended June 30, 2006 compared with (3.7)% in the three months ended June 30, 2005. The Services margin improvements were principally due to operational improvements in several large BPO contracts.

<PAGGE> 20

In the Technology segment, customer revenue was $183 million in the current quarter compared with $200 million in the year-ago period. Foreign currency translation had a negative impact of approximately 1 percentage point on Technology revenue in the current period compared with the prior-year period. Revenue in the three months ended June 30, 2006 was down 8% from the three months ended June 30, 2005, due to a 12% decrease in sales of enterprise-class servers ($145.6 million in 2006 compared with $165.7 million in 2005) offset in part by a 10% increase in sales of specialized technology products ($37.2 million in 2006 compared with $33.8 million in 2005). Technology gross profit was 37.6% in the current quarter compared with 44.6% in the year-ago quarter. Technology operating income percent was (12.2)% in the three months ended June 30, 2006 compared with (4.8)% in the three months ended June 30, 2005. The decline in revenue and margins in 2006 compared with 2005 primarily reflected weak demand for enterprise servers based on customer technology lifecycles and buying patterns. The company expects the technology segment to strengthen in the second half of the year over the first half of the year as the company introduces new enterprise server models.


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

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."
SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R using the modified-prospective transition method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. During the six months ended June 30, 2006, the company recorded $3.2 million of share-based compensation expense. Previous periods have not been restated. See note (e) for further details.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating what effect, if any, adoption of FIN 48 will have on the company's financial statements.


Financial condition

Cash and cash equivalents at June 30, 2006 were $655.1 million compared with $642.5 at December 31, 2005.

During the six months ended June 30, 2006, cash used for operations was $166.0 million compared with cash provided of $90.7 million for the six months ended June 30, 2005. The prior-year period included a tax refund of approximately $39 million. Also contributing to the reduction in operating cash flow was a reduction in the amount of receivables sold in the company's U.S. securitization and a reduction in the amount of customer prepayments. Cash expenditures in the current period related to the current year and prior-year restructuring actions (which are included in operating activities) were approximately $39.6 million compared with $33.6 million for the prior-year period. Cash expenditures for the current-year and the prior-year restructuring actions are expected to be approximately $158.4 million for the remainder of 2006, resulting in an expected cash expenditure of approximately $198 million in 2006 compared with $57.8 million in 2005.

Cash provided by investing activities for the six months ended June 30, 2006 was $240.5 million compared with $198.9 million of cash used during the six months ended June 30, 2005. The principal reason for the increase was that the company received net proceeds of $380.6 million from the sale of the NUL shares and other assets. Net purchases of investments was $2.0 million for the six months ended June 30, 2006 compared with net proceeds of $10.6 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $55.3 million compared with $63.3 million in the year-ago period, capital additions of properties were $32.7 million in 2006 compared with $59.4 million in 2005 and capital additions of outsourcing assets were $50.1 million in 2006 compared with $86.3 million in 2005.

Cash used for financing activities during the six months ended June 30, 2006 was $69.0 million compared with $137.4 million of cash used during the six months ended June 30, 2005. The current period includes a cash expenditure of $57.9 million to retire at maturity all of the company's remaining 8 1/8% senior notes. The prior-year period included a cash expenditure of $150.0 million to retire at maturity all of the company's 7 1/4% senior notes.

At June 30, 2006, total debt was $1.06 billion, a decrease of $65.2 million from December 31, 2005.

The company has various lending and funding arrangements as follows:

Effective May 31, 2006, the company entered into a three-year, secured revolving credit facility. The new credit agreement, which provides for loans and letters of credit up to an aggregate of $275 million, replaces the company's $500 million credit agreement that expired on May 31, 2006. Borrowings under the new facility will bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow,. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of June 30, 2006, there were letters of credit of approximately $24 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

Under the accounts receivable facility, the company has agreed to sell, on an on-going basis, through Unisys Funding Corporation I, a wholly owned subsidiary, interests in up to $300 million of eligible U.S. trade accounts receivable.
The receivables are sold at a discount that reflects a margin based on, among other things, the company's then-current S&P and Moody's credit rating. The facility is terminable by the purchasers if the company's public debt securities are rated below B by S&P or B2 by Moody's and requires the maintenance of certain ratios related to the sold receivables. At June 30, 2006, the company's public debt was rated BB- and Ba3 by S&P and Moody's, respectively.
On July 20, 2006, Moody's lowered its rating on the company's public debt to B2. The facility is renewable annually at the purchasers' option until November 2008.

At June 30, 2006, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

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

Stockholders' equity increased $1,225.8 million during the six months ended June 30, 2006, principally reflecting the reversal of the minimum pension liability adjustment of $1,446.0 million for the U.S. qualified defined benefit pension plan, offset in part by the net loss of $222.5 million.


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

Statements in this report regarding the company's cost reduction plan are subject to the risk that the company may not implement the planned headcount reductions or increase its offshore resources as quickly as currently planned, which could affect the timing of anticipated cost savings. The amount of anticipated cost savings is also subject to currency exchange rate fluctuations with regard to actions taken outside the U.S. Statements in this report regarding the revenue increases anticipated from the new iPSL tariff arrangements are based on assumptions regarding iPSL processing volumes and costs over the 2006-2010 time-frame. Because these volumes and costs are subject to change, the amount of anticipated revenue is not guaranteed. In addition, because iPSL is paid by its customers in British pounds, the U.S. dollar amount of revenue recognized by the company is subject to currency exchange rate fluctuations.

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

Future results will also depend, in part, on an improvement in the company's technology business. This will require, in part, an increase in market demand for the company's high-end enterprise servers and customer acceptance of the new models announced in the second quarter of 2006. In its technology business, the company continues to focus its resources on enhancing a common high-performance platform for both its proprietary operating environments and open standards-based operating environments such as Microsoft Windows and Linux. In addition, the company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend, in part, on customer acceptance of new ClearPath systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is significant growth potential in the developing market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors. Future results of the technology business will also depend, in part, on the successful implementation of the company's new arrangements with NEC.

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

Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - OTHER INFORMATION
-------   -----------------

Item 1A.  Risk Factors
-------   ------------

See "Factors that may affect future results" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2006 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 20, 2006 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   (1) Election of Directors as follows:

   Randall J. Hogan - 302,803,483 votes for; 9,493,299 votes withheld

   Edwin A. Huston - 295,929,801 votes for; 16,366,981 votes withheld

   Leslie F. Kenne - 302,872,185 votes for; 9,424,597 votes withheld

   Joseph W. McGrath - 301,196,395 votes for; 11,100,387 votes withheld

   (2) Ratification of the selection of the company's independent registered public accounting firm for 2006 - 304,389,020 votes for; 5,306,945 votes against; 2,600,817 abstentions.


Item 5.  Other Information
------   -----------------

See note (b) of the notes to consolidated financial statements for information on the restructuring charge taken in the second quarter of 2006.

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: August 9, 2006                        By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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