Form 10-Q
period 2006-09-30
UNISYS CORP
filed 2006-10-27
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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


     Number of shares of Common Stock outstanding as of September 30, 2006:
344,577,714.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                        September 30,
                                            2006       December 31,
                                         (Unaudited)       2005
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  612.0       $  642.5
Accounts and notes receivable, net         1,139.9        1,111.5
Inventories:
   Parts and finished equipment              100.3          103.4
   Work in process and materials              88.4           90.7
Deferred income taxes                        112.2           68.2
Prepaid expenses and other current assets    157.0          137.0
                                          --------       --------
Total                                      2,209.8        2,153.3
                                          --------       --------

Properties                                 1,346.3        1,320.8
Less-Accumulated depreciation and
  amortization                               998.8          934.4
                                          --------       --------
Properties, net                              347.5          386.4
                                          --------       --------
Outsourcing assets, net                      410.6          416.0
Marketable software, net                     307.7          327.6
Investments at equity                          1.1          207.8
Prepaid pension cost                       1,298.0           66.1
Deferred income taxes                        138.4          138.4
Goodwill                                     191.3          192.0
Other long-term assets                       137.8          141.3
                                          --------       --------
Total                                     $5,042.2       $4,028.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $     .8       $   18.1
Current maturities of long-term debt            .6           58.8
Accounts payable                             377.7          444.6
Other accrued liabilities                  1,469.2        1,293.3
                                          --------       --------
Total                                      1,848.3        1,814.8
                                          --------       --------
Long-term debt                             1,049.2        1,049.0
Accrued pension liabilities                  353.8          506.9
Other long-term liabilities                  662.7          690.8

Stockholders' equity (deficit)
Common stock, shares issued: 2006, 346.6;
   2005, 344.2                                 3.5            3.4
Accumulated deficit                       (2,408.1)      (2,108.1)
Other capital                              3,937.7        3,917.0
Accumulated other comprehensive loss        (404.9)      (1,844.9)
                                          --------       --------
Stockholders' equity (deficit)             1,128.2          (32.6)
                                          --------       --------
Total                                     $5,042.2       $4,028.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months         Nine Months
                                      Ended September 30   Ended September 30
                                      ------------------   ------------------
                                      2006         2005     2006       2005
                                      ----         ----     ----       ----

Revenue
  Services                          $1,217.6    $1,174.0  $3,618.5   $3,517.7
  Technology                           192.5       213.1     586.7      671.5
                                    --------    --------  --------   --------
                                     1,410.1     1,387.1   4,205.2    4,189.2
Costs and expenses
   Cost of revenue:
     Services                        1,058.9     1,036.0   3,271.7    3,080.8
     Technology                         92.5       105.1     310.0      324.7
                                    --------    --------  --------   --------
                                     1,151.4     1,141.1   3,581.7    3,405.5

Selling, general and administrative    256.1       261.0     834.2      790.0
Research and development                45.5        61.2     184.7      192.7
                                    --------    --------  --------   --------
                                     1,453.0     1,463.3   4,600.6    4,388.2
                                    --------     -------  --------   --------
Operating loss                         (42.9)      (76.2)   (395.4)    (199.0)

Interest expense                        19.0        17.1      57.9       44.9
Other income (expense), net               .4        13.3     153.1       45.8
                                    --------    --------  --------   --------
Loss before income taxes               (61.5)      (80.0)   (300.2)    (198.1)
Provision (benefit)
   for income taxes                     16.0     1,548.2       (.2)   1,502.7
                                    --------    --------  --------   --------
Net loss                            $  (77.5)  $(1,628.2) $ (300.0) $(1,700.8)
                                    ========    ========  ========   ========
Loss per share
   Basic                            $   (.23)   $  (4.78) $   (.87)  $  (5.01)
                                    ========    ========  ========   ========
   Diluted                          $   (.23)   $  (4.78) $   (.87)  $  (5.01)
                                    ========    ========  ========   ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Nine Months Ended
                                                       September 30
                                                    ------------------
                                                       2006      2005
                                                    --------   --------

Cash flows from operating activities
Net loss                                           $ (300.0) $(1,700.8)
Add (deduct) items to reconcile net loss
   to net cash (used for) provided by operating
   activities:
Equity loss (income)                                    4.3       (3.8)
Employee stock compensation                             4.8         .2
Depreciation and amortization of properties            88.1       89.7
Depreciation and amortization of outsourcing assets   100.5       96.0
Amortization of marketable software                    98.7       91.6
Gain on sale of NUL shares and other assets          (153.2)     (15.8)
Loss on the tender of debt                              -         10.7
(Increase) decrease in deferred income taxes, net     (44.0)   1,474.5
Decrease in receivables, net                            8.0       20.7
Decrease in inventories                                 5.2       19.6
Increase (decrease) in accounts payable and other
  accrued liabilities                                  69.8     (245.9)
(Decrease) increase in other liabilities              (64.8)     199.4
Decrease (increase) in other assets                    21.2      (48.8)
Other                                                  22.7       35.2
                                                    -------     ------
Net cash (used for) provided by operating activities (138.7)      22.5
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        5,617.8    5,758.9
   Purchases of investments                        (5,620.7)  (5,746.2)
   Investment in marketable software                  (81.2)     (93.7)
   Capital additions of properties                    (48.2)     (84.9)
   Capital additions of outsourcing assets            (68.9)    (115.7)
   Proceeds from sale of NUL shares and
     other assets                                     380.6       23.4
   Purchases of businesses                              -          (.5)
                                                    -------     ------
Net cash provided by (used for)
  investing activities                                179.4     (258.7)
                                                    -------     ------
Cash flows from financing activities
   Net (reduction in) proceeds from
     short-term borrowings                            (17.3)       3.8
   Proceeds from employee stock plans                    .9       12.8
   Payments of long-term debt                         (57.9)    (500.2)
   Financing fees                                      (4.6)       -
   Proceeds from issuance of long-term debt              -       541.5
                                                    -------     ------
Net cash (used for) provided by financing activities  (78.9)      57.9
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            7.7      (16.1)
                                                    -------     ------

Decrease in cash and cash equivalents                 (30.5)    (194.4)
Cash and cash equivalents, beginning of period        642.5      660.5
                                                    -------    -------
Cash and cash equivalents, end of period           $  612.0    $ 466.1
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

a. The following table shows how earnings (loss) per share were computed for the three and nine months ended September 30, 2006 and 2005 (dollars in millions, shares in thousands):

                                         Three Months         Nine Months
                                      Ended September 30   Ended September 30
                                      ------------------   ------------------
                                      2006         2005     2006       2005
                                      ----         ----     ----       ----

    Basic Loss Per Share

    Net loss                        $  (77.5)  $ (1,628.2) $ (300.0) $(1,700.8)
                                    ========    =========  ========  =========
    Weighted average shares          344,182      340,914   343,351    339,736
                                    ========    =========  ========  =========
    Basic loss per share            $   (.23)   $   (4.78) $   (.87) $   (5.01)
                                    ========    =========  ========   ========
    Diluted Loss Per Share

    Net loss                        $  (77.5)   $(1,628.2) $ (300.0) $(1,700.8)
                                    ========    =========  ========   ========
    Weighted average shares          344,182      340,914   343,351    339,736
    Plus incremental shares
      from assumed conversions
      of employee stock plans           -            -         -         -
                                    --------    ---------  --------   --------
    Adjusted weighted average shares 344,182      340,914   343,351    339,736
                                    ========    =========  ========   ========
    Diluted loss per share          $   (.23)   $   (4.78) $   (.87)  $  (5.01)
                                    ========    =========  ========   ========

At September 30, 2006, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three and nine months ended September 30, 2006.

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

During the three months ended September 30, 2006, the company committed to an additional reduction of approximately 100 employees outside the U.S that resulted in a pretax charge of $36.4 million, principally related to severance costs. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $28.1 million and selling, general and administrative expenses, $8.3 million.

For the nine months ended September 30, 2006, the pretax charge of $323.5 million was recorded in the following statement of income classifications: cost of revenue-services, $212.9 million; cost of revenue-technology, $2.0 million; selling, general and administrative expenses, $82.0 million; research and development expenses, $29.4 million; and other income (expense), net, $2.8 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

Of the total of approximately 5,600 employee reductions announced through September 30, 2006, approximately 90% are expected to be completed by the end of 2006 with the remaining reductions targeted for the first half of 2007. Net of increases in offshore resources and outsourcing of certain internal, non-client facing functions, the company anticipates that these combined actions will yield annualized cost savings in excess of $340 million by the second half of 2007. The company continues to explore other approaches to reducing its cost structure, including additional work force reductions and potential idle facility charges which could result in additional cost reduction charges in the fourth quarter of 2006.

A further breakdown of the individual components of these costs follows (in millions of dollars):

                                  Headcount    Total       U.S.     Int'l.
                                  ---------    -----       ----     ------

Charge for work force reductions    5,631     $323.5      $72.5    $251.0

Minority interest                                2.8                  2.8
                                   ------     ------      ------    -----
                                    5,631      326.3       72.5     253.8

Utilized                           (3,237)     (98.0)     (27.8)    (70.2)
Changes in estimates and
  revisions                          (411)      (2.4)      (1.9)      (.5)
Translation adjustments                          5.2                  5.2
                                   ------     ------      -----     -----

Balance at September 30, 2006       1,983     $231.1      $42.8    $188.3
                                   ======     ======      =====    ======

Expected future utilization:
2006 remaining three months         1,400      $84.1      $23.2    $ 60.9
2007 and thereafter                   583      147.0       19.6     127.4

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

Net periodic pension expense for the three and nine months ended September 30, 2006 and 2005 is presented below (in millions of dollars):

                                     Three Months             Three Months
                              Ended September 30, 2006  Ended September 30, 2005
                              ------------------------  ------------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   -----    -----    -----   -----

    Service cost              $ 26.0  $  13.9  $ 12.1  $  28.4   $ 17.3 $ 11.1
    Interest cost               91.7     63.0    28.7     91.9     65.8   26.1
    Expected return on
      plan assets             (114.2)   (83.1)  (31.1)  (119.1)  ( 90.3) (28.8)
    Amortization of prior
      service (benefit) cost     (.4)     (.5)     .1   (  1.7)  (  1.9)    .2
    Recognized net actuarial
      loss                      40.3     27.5    12.8     44.7     35.1    9.6
                               -----   ------   -----    -----    -----   ----
    Net periodic pension
      expense                 $ 43.4  $  20.8   $22.6   $ 44.2   $ 26.0  $18.2
                              ======   ======   =====   ======   ======  =====


                                   Nine Months                  Nine Months
                             Ended September 30, 2006   Ended September 30, 2005
                             ------------------------   ------------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   ------   -----    -----   ------

    Service cost              $ 83.2   $ 47.5   $35.7    $ 88.2  $ 52.0  $ 36.2
    Interest cost              298.5    215.3    83.2     278.0   197.3    80.7
    Expected return on
      plan assets             (374.8)  (284.1)  (90.7)   (359.9) (270.8)  (89.1)
    Amortization of prior
      service (benefit) cost     (.9)    (1.5)     .6      (4.7)   (5.7)    1.0
    Recognized net actuarial
      loss                     130.8     93.9    36.9     135.2   105.2    30.0
    Curtailment gain           (45.0)   (45.0)
                              ------   ------   -----    ------   -----   -----
    Net periodic pension
      expense                 $ 91.8   $ 26.1   $65.7    $136.8   $78.0  $ 58.8
                              ======   ======   =====    ======   =====  ======

The company currently expects to make cash contributions of approximately $80 million to its worldwide defined benefit pension plans in 2006 compared with $71.6 million in 2005. For the nine months ended September 30, 2006 and 2005, $53.3 million and $49.3 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2006.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2006 and 2005 is presented below (in millions of dollars):

                                    Three Months                  Nine Months
                                 Ended September 30           Ended September 30
                               --------------------          -------------------

                                2006          2005           2006          2005
                                ----          ----           ----          ----

    Interest cost               $3.2         $3.5            $ 9.6        $10.4
    Expected return on assets    (.2)         (.1)             (.3)         (.3)
    Amortization of prior
      service benefit            (.5)         (.5)            (1.5)        (1.5)
    Recognized net actuarial
      loss                       1.4          1.6              4.0          4.8
                                ----         ----             ----        -----
    Net periodic postretirement
      benefit expense           $3.9         $4.5            $11.8        $13.4
                                ====         ====             ====        =====

The company expects to make cash contributions of approximately $28 million to its postretirement benefit plan in 2006 compared with $26.4 million in 2005. For the nine months ended September 30, 2006 and 2005, $19.1 million and $18.8 million, respectively, of cash contributions have been made.

d. In March 2006, the company sold all of the shares it owned in Nihon Unisys, Ltd. (NUL), a publicly traded Japanese company. The company received gross proceeds of $378.1 million and recognized a pretax gain of $149.9 million in the first quarter of 2006. NUL will remain the exclusive distributor of the company's hardware and software in Japan.

At December 31, 2005, the company owned approximately 29% of the voting common stock of NUL. The company accounted for this investment by the equity method, and, at December 31, 2005, the amount recorded in the company's books for the investment, after the reversal of a minimum pension liability adjustment, was $243 million. During the years ended December 31, 2005, 2004 and 2003, and for the nine months ended September 30, 2006 and 2005, the company recorded equity income (loss) related to NUL of $9.1 million, $16.2 million, $18.2 million, $(4.2) million and $3.7 million, respectively. These amounts were recorded in "Other income (expense), net" in the company's consolidated statements of income.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2006, 5.5 million shares of unissued common stock of the company were available for granting under these plans.

As of September 30, 2006, the company has granted non-qualified stock options and restricted stock units under these plans. Prior to January 1, 2006, the company applied the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for those plans, whereby for stock options, at the date of grant, no compensation expense was reflected in income, as all stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Pro forma information regarding net income and earnings per share was provided in accordance with Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS No. 148), as if the fair value method defined by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) had been applied to stock-based compensation. For purposes of the pro forma disclosures, the estimated fair value of stock options was amortized to expense over the options' vesting periods.

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

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and expected weighted-average fair values as follows:

                                              Nine Months Ended September 30
                                              ------------------------------

2006          2005
----          ----

Weighted-average fair value of grant                 $2.46          $3.27
Risk-free interest rate                               4.35%          3.43%
Expected volatility                                  45.88%         55.00%
Expected life of options in years                     3.67           3.50
Expected dividend yield                                 -              -

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

During the nine months ended September 30, 2006, the company recorded $4.8 million of share-based compensation expense, which is comprised of $4.4 million of restricted stock unit expense and $.4 million of stock option expense.

The adoption of SFAS No. 123R had an immaterial impact to income before income taxes and net income for the nine months ended September 30, 2006.

A summary of stock option activity for the nine months ended September 30, 2006 follows (shares in thousands):

                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options        Shares       Price          Term (years)   ($ in millions)
   -------        ------       ---------      ------------   ---------------

Outstanding at
   December
   31, 2005       47,536       $16.54
Granted              570         6.29
Exercised           (150)        6.25
Forfeited and
   expired        (3,559)       16.47
                  ------
Outstanding at
   Sept. 30, 2006 44,397        16.45             4.4        $    -
                  ======
Vested and
   expected to
   vest at
   Sept. 30, 2006 44,397        16.45             4.4             -
                  ======
Exercisable at
   Sept. 30, 2006 43,576        16.65             4.4             -
                  ======

The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and September 30, 2005 was immaterial. As of September 30, 2006, $1.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of
1.5 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2006 follows (shares in thousands):

                                                                Weighted-
                                         Restricted             Average
                                         Stock                  Grant Date
                                         Units                  Fair Value
                                         ----------             ----------

Outstanding at December 31, 2005             352                   $8.89
Granted                                    1,928                    6.55
Vested                                      (128)                   7.62
Forfeited and expired                       (124)                   8.11
                                           -----
Outstanding at September 30, 2006          2,028                    6.65
                                           =====

The fair value of restricted stock units is determined based on the average of the high and low trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2006 and 2005 was $6.55 and $7.55, respectively. As of September 30, 2006, there was $8.1 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted share units vested during the nine months ended September 30, 2006 was $.8 million. No restricted share units vested during the nine months ended September 30, 2005.

For the nine months ended September 30, 2005, the following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 (in millions of dollars, except per share amounts):

                                       Nine Months Ended September 30
                                       ------------------------------
                                               2005
                                               -----
    Net loss as reported                       $(1,700.8)
    Deduct total stock-based employee
      compensation expense determined
      under fair value method for all
      awards, net of tax                           (65.2)
                                                ---------
    Pro forma net loss                         $(1,766.0)
                                               ==========
    Loss per share
      Basic - as reported                        $ (5.01)
      Basic - pro forma                          $ (5.20)
      Diluted - as reported                      $ (5.01)
      Diluted - pro forma                        $ (5.20)

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly-issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2006 and 2005 was $1.0 million and $.3 million, respectively. The company did not realize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of the company's tax position. Prior to the adoption of SFAS No. 123R, the company presented such tax benefits as operating cash flows. Upon the adoption of SFAS No. 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and nine months ended September 30, 2006 and 2005 was $9.7 million and $3.3 million, and $13.0 million and $13.0 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2006 and 2005 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
    September 30, 2006
    ------------------
    Customer revenue         $1,410.1                $1,217.6     $ 192.5
    Intersegment                        $ (76.5)          3.6        72.9
                             --------   --------     --------     -------
    Total revenue            $1,410.1   $ (76.5)     $1,221.2     $ 265.4
                             ========   ========     ========     =======
    Operating loss (profit)  $  (42.9)  $ (42.0)     $  (15.6)    $  14.7
                             ========   ========     ========     =======


    Three Months Ended
    September 30, 2005
    ------------------

    Customer revenue         $1,387.1                $1,174.0     $ 213.1
    Intersegment                         $( 57.1)         4.5        52.6
                              -------    --------    --------     -------
    Total revenue            $1,387.1    $( 57.1)    $1,178.5     $ 265.7
                             ========    =======     ========     =======
    Operating loss           $  (76.2)   $   (.4)    $  (60.2)    $ (15.6)
                             ========    =======     ========     =======

    Nine Months Ended
    September 30, 2006
    ----------------

    Customer revenue         $4,205.2                $3,618.5     $ 586.7
    Intersegment                         $(172.3)        10.8       161.5
                             --------    -------     --------     -------
    Total revenue            $4,205.2    $(172.3)    $3,629.3     $ 748.2
                             ========    =======     ========     =======
    Operating loss           $ (395.4)   $(330.7)    $  (37.7)    $ (27.0)
                             ========    =======     ========     =======

    Nine Months Ended
    September 30, 2005
    ----------------

    Customer revenue         $4,189.2                $3,517.7     $ 671.5
    Intersegment                        $( 192.7)        14.2       178.5
                             --------   --------     --------     -------
    Total revenue            $4,189.2   $( 192.7)    $3,531.9     $ 850.0
                             ========   ========     ========     =======
    Operating loss           $ (199.0)  $   (8.1)    $ (181.7)    $  (9.2)
                             ========   ========     ========     =======

Presented below is a reconciliation of total business segment operating income (loss) to consolidated loss before income taxes (in millions of dollars):

                                    Three Months                Nine Months
                                  Ended September 30         Ended September 30
                                  ------------------        -------------------

                                   2006         2005          2006        2005
                                   ----         ----          ----        ----

    Total segment operating
      profit (loss)              $   (.9)   $ (75.8)       $ (64.7)    $(190.9)
    Interest expense               (19.0)     (17.1)         (57.9)      (44.9)
    Other income (expense), net       .4       13.3          153.1        45.8
    Cost reduction charge          (36.4)                   (323.5)
    Corporate and eliminations      (5.6)       (.4)          (7.2)       (8.1)
                                 -------    -------        -------     -------
    Total loss before income
      taxes                      $ (61.5)   $ (80.0)       $(300.2)    $(198.1)
                                 =======    =======        =======     =======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                   Three Months                 Nine Months
                                Ended September 30           Ended September 30
                                ------------------           ------------------

                                  2006         2005          2006        2005
                                  ----         ----          ----        ----

    Services
     Consulting and systems
       integration               $  377.6    $ 392.1       $1,162.9    $1,205.4
     Outsourcing                    491.0      435.8        1,417.4     1,288.6
     Infrastructure services        237.0      220.8          691.5       632.0
     Core maintenance               112.0      125.3          346.7       391.7
                                 --------   --------       --------    --------
                                  1,217.6    1,174.0        3,618.5     3,517.7
    Technology
     Enterprise-class servers       146.2      170.9          459.9       534.8
     Specialized technologies        46.3       42.2          126.8       136.7
                                 --------   --------       --------    --------
                                    192.5      213.1          586.7       671.5
                                 --------   --------       --------    --------
    Total                        $1,410.1   $1,387.1       $4,205.2    $4,189.2
                                 ========   ========       ========    ========


g. Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 includes the following components (in millions of dollars):

                                    Three Months                Nine Months
                                 Ended September 30          Ended September 30
                                 ------------------          ------------------

                                    2006       2005          2006        2005
                                    ----       ----          ----        ----
    Net loss                     $ (77.5)   $(1,628.2)    $(300.0)   $(1,700.8)
    Other comprehensive income
      (loss)
      Cash flow hedges
        Income (loss), net of
          tax of $ -, $(.8), -,
          and $1.9                   (.1)        (1.6)        (.3)         3.3
        Reclassification
          adjustments, net of
          tax of $ -, $.6, $-
          and $-                      .5          1.3          .5           .3
      Foreign currency
        translation adjustments      6.0          4.6        (6.2)        21.8
      Reversal of U.S. minimum
        pension liability            -            -        1,446.0          -
                                 --------   ---------      -------    --------
    Total other comprehensive
      income (loss)                  6.4          4.3      1,440.0        25.4
                                 --------    --------      -------    --------
    Comprehensive income (loss)  $ (71.1)   $(1,623.9)    $1,140.0   $(1,675.4)
                                 ========    =========    ========   =========

Accumulated other comprehensive income (loss) as of December 31, 2005 and September 30, 2006 is as follows (in millions of dollars):

                                                          Cash    Minimum
                                            Translation   Flow    Pension
                                     Total  Adjustments  Hedges  Liability
                                     -----  -----------  ------  ---------
    Balance at December 31, 2005  $(1,844.9)  $(627.3)   $   .1  $(1,217.7)

    Change during period            1,440.0      (6.2)       .2    1,446.0
                                   --------   -------    ------  ---------

    Balance at September 30, 2006 $  (404.9)  $(633.5)   $   .3  $   228.3
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

                                    Three Months                Nine Months
                                 Ended September 30          Ended September 30
                                 ------------------          ------------------

                                  2006         2005          2006        2005
                                  ----         ----          ----        ----

    Balance at beginning of
      period                     $   8.9    $    9.4      $   8.0      $ 11.6

    Accruals for warranties
      issued during the period       2.1         2.1          7.1         6.4

    Settlements made during
      the period                    (2.3)       (2.6)        (7.1)       (8.1)

    Changes in liability for
      pre-existing warranties
      during the period,
      including expirations          (.1)        (.5)          .6        (1.5)
                                 -------     --------     --------     ------
    Balance at September 30      $   8.6     $   8.4      $   8.6      $  8.4
                                 =======     =======      ========     ======

i. Cash paid during the nine months ended September 30, 2006 and 2005 for income taxes was $60.4 million and $32.4 million, respectively.

Cash paid during the nine months ended September 30, 2006 and 2005 for interest was $60.4 million and $61.7 million, respectively.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating what effect, if any, adoption of FIN 48 will have on the company's consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating what effect, if any, adoption of SFAS No. 157 will have on the company's consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated benefit obligation. If plan assets exceed plan liabilities, an asset would be recognized, and if plan liabilities exceed plan assets a liability would be recognized. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of expense recorded in a company's statement of income related to defined benefit postretirement plans. The requirement to recognize the funded status of a defined benefit postretirement plan and other disclosure requirements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 by the company on December 31, 2006 will result in the recognition of a material charge in the ending balance of accumulated other comprehensive income. This charge will have no effect on the company's net income, liquidity, cash flows, or financial ratio covenants in the company's credit agreements and debt securities.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The company is currently evaluating what effect, if any, adoption of SAB 108 will have on the company's consolidated results of operations and financial position.

In September 2006, the Emerging Issues Task Force (EITF) of the FASB, reached a consensus on Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF 06-4). EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently evaluating what effect, if any, adoption of EITF 06-4 will have on the company's consolidated results of operations and financial position.

In September 2006, the EITF reached a consensus on Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4," (EITF 06-5). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently evaluating what effect, if any, adoption of EITF 06-5 will have on the company's consolidated results of operations and financial position.


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

l. In June 2006, the company retired at maturity all $57.9 million of its remaining 8-1/8% senior notes.

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

The company has a three-year, secured revolving credit facility which expires in 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of September 30, 2006, there were letters of credit of $35.9 million issued under the facility and there were no cash borrowings.

m. During the financial close for the quarter ended September 30, 2005, the company performed its quarterly assessment of its net deferred tax assets. Up to that point in time, as previously disclosed in the company's critical accounting policies section of its Form 10-K, the company had principally relied on its ability to generate future taxable income (predominately in the U.S.) in its assessment of the realizability of its net deferred tax assets.

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS No. 109), limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the company's pretax losses in 2004 and for the nine months ended September 30, 2005, the expectation of a pretax loss for the full year of 2005, and the company's plans to restructure its business model by divesting non-core assets, reducing its cost structure and shifting its focus to high growth markets, the company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

Accordingly, the company recorded a non-cash charge in the third quarter of 2005 of $1,573.9 million to increase the valuation allowance against deferred tax assets. With this increase the company has a full valuation allowance against its deferred tax assets for all of the U.S. and certain foreign subsidiaries. This non-cash charge did not affect the company's compliance with the financial covenants under its credit agreements. It was recorded in provision for income taxes in the accompanying consolidated statement of income. The company expects to continue to record a full valuation allowance on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization.

The realization of the remaining deferred tax assets is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period's earnings.

n. Certain prior year amounts have been reclassified to conform with the 2006 presentation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

For the nine months ended September 30, 2006, the company reported a net loss of $300.0 million, or $.87 per share, compared with a net loss of $1,700.8 million, or $5.01 per share, for the nine months ended September 30, 2005. The current period includes pretax charges of $323.5 million relating to cost reduction actions and the prior-year period includes a non-cash charge of $1,573.9 million for the increase in the deferred tax asset valuation allowance discussed below.

During the first nine months of 2006, the company executed against its previously-announced plan to fundamentally reposition the company for profitable growth. During the period, the company:

* committed to a reduction of approximately 5,600 employees, which resulted in pretax charges of $323.5 million. In the first nine months, the company implemented approximately 3,600 of the employee reductions. See note (b) to the financial statements.

* adopted changes to its U.S. defined benefit pension plans effective December 31, 2006, and will increase matching contributions to its defined contribution savings plan beginning January 1, 2007. As a result of stopping the accruals for future benefits, the company recorded a pretax curtailment gain of $45.0 million. See note (c) to the financial statements.

* began its program to divest non-core assets. In March the company divested its stake in Nihon Unisys, Ltd. (NUL), a leading IT solutions provider in Japan. The company sold all of its 30.5 million shares in NUL, generating cash proceeds of approximately $378 million, which will be used to fund the company's cost reduction program. A pretax gain of $149.9 million was recorded on the sale. The company also sold certain assets of its Unigen semiconductor test equipment business for cash proceeds of $8 million. See note (d) to the financial statements.

* reached a definitive agreement with its partner banks on renegotiated terms for its iPSL payment processing joint venture in the United Kingdom. The terms of the new agreement, which went into effect on January 1, 2006, include new tariff arrangements that are expected to yield an additional approximately $150 million in revenue to the company over the 2006-2010 timeframe.

* reached a series of alliance agreements with NEC Corporation (NEC) to collaborate in server technology, research and development, manufacturing, and solutions delivery. Among the areas included in the agreements, the two companies will co-design and develop a common high-end, Intel-based server platform for customers of both companies, and NEC is recognizing the company as a preferred provider of technology support and maintenance services and managed security services in markets outside of Japan by offering the company the opportunity to bid these services.


Results of operations

Company results

For the three months ended September 30, 2006, the company reported a net loss of $77.5 million, or $.23 per share, compared with a net loss of $1,628.2 million, or $4.78 per share, for the three months ended September 30, 2005. The prior-year period includes a non-cash charge of $1,573.9 million for the increase in the deferred tax asset valuation allowance discussed below.

Revenue for the quarter ended September 30, 2006 was $1.41 billion compared with $1.39 billion for the third quarter of 2005, an increase of 2% from the prior year. Foreign currency fluctuations had a 2 percentage point positive impact on revenue in the current period compared with the year-ago period. Services revenue increased 4% which was offset in part by a decrease of 10% in Technology revenue. U.S. revenue declined 5% in the quarter compared with the year-ago period principally in the company's Federal business. Revenue in international markets increased 8% due to increases in Latin America, Asia and Europe offset in part by a decline in South Pacific and Japan. On a constant currency basis, international revenue increased 4% in the three months ended September 30, 2006 compared with the three months ended September 30, 2005.

Pension expense for the three months ended September 30, 2006 was $43.4 million compared with $44.2 million for the three months ended September 30, 2005. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 18.3% in the three months ended September 30, 2006 compared with 17.7% in the three months ended September 30, 2005. The current year period includes a charge of $28.1 million related to cost reduction actions. Excluding the cost reduction charge, the gross margin improvement was principally due to operational improvements in several large BPO contracts as well as the benefits derived from the cost reduction actions.

Selling, general and administrative expenses were $256.1 million for the three months ended September 30, 2006 (18.2% of revenue) compared with $261.0 million (18.8% of revenue) in the year-ago period. The current year period includes a charge of $8.3 million related to cost reduction actions. Excluding the cost reduction charge, the improvement was principally due to the benefits derived from the cost reduction actions.

Research and development (R&D) expense in the third quarter of 2006 was $45.5 million compared with $61.2 million in the third quarter of 2005. The company continues to invest in proprietary operating systems, middleware and in key programs within its industry practices. The decline in R&D in the quarter was principally a result of cost reduction actions.

For the third quarter of 2006, the company reported a pretax operating loss of $42.9 million compared with a pretax operating loss of $76.2 million in the third quarter of 2005. The current year period includes a charge of $36.4 million related to cost reduction actions.

Interest expense for the three months ended September 30, 2006 was $19.0 million compared with $17.1 million for the three months ended September 30, 2005, principally due to higher average debt.

Other income (expense), net, which can vary from period to period, was income of $.4 million in the third quarter of 2006 compared with income of $13.3 million in 2005. The difference in 2006 from 2005 was principally due to (a) an increase in NUL equity income from a loss of $7.8 million in the year-ago quarter to zero in the current quarter due to the sale of the company's investment in NUL in March 2006 (see note d), (b) expense of $2.3 million in the current quarter compared with income of $11.3 million in last year's third quarter related to minority shareholders' portion of earnings or losses of iPSL, a 51% owned subsidiary which is fully consolidated by the company, due to increased profit from iPSL resulting from the renegotiated contract in January 2006, (c) a gain on the sale of property of $15.8 million in the year-ago period, and (d) a charge of $10.7 million in the year-ago period related to the debt tender offer discussed below.

During the financial close for the quarter ended September 30, 2005, the company performed its quarterly assessment of its net deferred tax assets. Up to that point in time, as previously disclosed in the company's critical accounting policies section of its Form 10-K, the company had principally relied on its ability to generate future taxable income (predominately in the U.S.) in its assessment of the realizability of its net deferred tax assets.

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS No. 109), limits the ability to use future taxable income to support the realization of deferred tax assets when a company has experienced recent losses even if the future taxable income is supported by detailed forecasts and projections. After considering the company's pretax losses in 2004 and for the nine months ended September 30, 2005, the expectation of a pre-tax loss for the full year of 2005, and the company's plans to restructure its business model by divesting non-core assets, reducing its cost structure and shifting its focus to high growth markets, the company concluded that it could no longer rely on future taxable income as the basis for realization of its net deferred tax asset.

Accordingly, the company recorded a non-cash charge in the third quarter of 2005 of $1,573.9 million to increase the valuation allowance against deferred tax assets. With this increase the company has a full valuation allowance against its deferred tax assets for all of the U.S. and certain foreign subsidiaries. This non-cash charge did not affect the company's compliance with the financial covenants under its credit agreements. It was recorded in provision for income taxes in the accompanying consolidated statement of income. The company expects to continue to record a full valuation allowance on future tax benefits in such jurisdictions until other positive evidence is sufficient to justify realization.

The realization of the remaining deferred tax assets is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period's earnings.

Income (loss) before income taxes for the three months ended September 30, 2006 was a loss of $61.5 million compared with a loss of $80.0 million in 2005. The provision for income taxes was $16.0 million in the current quarter compared with a provision for income taxes of $1,548.2 million in the year-ago period. The prior year provision includes the increase in the deferred tax asset valuation allowance discussed above. Due to the fact that the company has a full valuation allowance for all of its U.S. tax assets and certain international subsidiaries, which was recorded in the third quarter of 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

For the nine months ended September 30, 2006, the company reported a net loss of $300.0 million, or $.87 per share, compared with a net loss of $1,700.8 million, or $5.01 per share, for the nine months ended September 30, 2005. The current period includes a pretax charge of $323.5 million relating to the cost reduction actions and the prior-year period includes a non-cash charge of $1,573.9 million for the increase in the deferred tax asset valuation allowance.

Total revenue for the nine months ended September 30, 2006 was $4.21 billion compared with $4.19 billion for the nine months ended September 30, 2005. Foreign currency translations had a negligible impact on revenue in the current nine months when compared with the year-ago period. In the current nine-month period, Services revenue increased 3% and Technology revenue decreased 13%.

U.S. revenue declined 4% in the current nine-month period compared with the year-ago period. Revenue in international markets increased 4% driven by increases in Europe and Latin America which was partially offset by a decrease in Pacific/Asia/Japan. On a constant currency basis, international revenue increased 5% in the nine months ended September 30, 2006.

Pension expense for the nine months ended September 30, 2006 was $91.8 million compared with $136.8 million of pension expense for the nine months ended September 30, 2005. The decrease in pension expense in 2006 from 2005 was principally due to the U.S. curtailment gain of $45.0 million recognized in March 2006, resulting from the freezing of U.S. plan benefits effective January 1, 2007.

Total gross profit margin was 14.8% in the nine months ended September 30, 2006 compared with 18.7% in the year-ago period. The current period included a $214.9 million charge related to the cost reduction actions.

For the nine months ended September 30, 2006, selling, general and administrative expense were $834.2 million (19.8% of revenue) compared with $790.0 million (18.9% of revenue) for the nine months ended September 30, 2005. Selling general and administrative expenses for the nine months ended September 30, 2006 included $82.0 million related to the cost reduction actions. Selling, general and administrative expense in the current nine-month period includes $19.5 million of pension expense compared with pension expense of $27.1 million in the year-ago period.

R&D expense for the nine months ended September 30, 2006 was $184.7 million compared with $192.7 million a year ago. R&D expense in the nine months of 2006 included $29.4 million related to the cost reduction actions. R&D in the current period includes $4.3 million of pension expense compared with pension expense of $14.7 million in the year-ago period.

For the nine months ended September 30, 2006, the company reported an operating loss of $395.4 million compared with an operating loss of $199.0 million for the nine months ended September 30, 2005. The current period includes a $323.5 million charge related to the cost reduction actions. The current period also includes pension expense of $91.8 million compared with pension expense of $136.8 million in the year-ago period.

Interest expense for the nine months ended September 30, 2006 was $57.9 million compared with $44.9 million for the nine months ended September 30, 2005, principally due to higher average debt.

Other income (expense), net was income of $153.1 million in the current nine-month period compared with income of $45.8 million in the year-ago period. The increase in income was principally due to the $149.9 million gain from the sale of all of the company's shares in NUL (see note (d)), offset in part by (a) a decline in NUL equity income from $3.7 million in the year-ago period to a loss of $4.2 million in the current nine month period, (b) an expense of $5.0 million in the current period compared with income of $27.4 million in the last year's nine month period related to minority shareholders' portion of earnings or losses of iPSL, a 51% owned subsidiary which is fully consolidated by the company, (c) a gain on the sale of property of $15.8 million in the year-ago period, and (d) a charge of $10.7 million in the year-ago period related to the debt tender offer.

Income (loss) before income taxes was a loss of $300.2 million in the nine months ended September 30, 2006 compared with a loss of $198.1 million last year. The benefit for income taxes was $.2 million in the current period compared with a provision for income taxes of $1,502.7 million in the year-ago period.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three and nine months ended September 30, 2006 and 2005 was $9.7 million and $3.3 million, and $13.0 million and $13.0 million, respectively. The profit on these transactions is eliminated in Corporate.

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

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2006
------------------
Customer revenue          $1,410.1                  $1,217.6     $192.5
Intersegment                           $(76.5)           3.6       72.9
                          --------     -------      --------     ------
Total revenue             $1,410.1     $(76.5)      $1,221.2     $265.4
                          ========     =======      ========     ======

Gross profit percent          18.3 %                    13.9 %     46.3%
                          ========                  ========     ======
Operating (loss)
 profit percent               (3.0)%                   ( 1.3)%      5.5%
                          ========                  ========     ======

Three Months Ended
September 30, 2005
------------------
Customer revenue          $1,387.1                  $1,174.0     $213.1
Intersegment                           $( 57.1)          4.5       52.6
                          --------     -------      --------     ------
Total revenue             $1,387.1     $( 57.1)     $1,178.5     $265.7
                          ========     =======      ========     ======
Gross profit percent          17.7%                     11.3%      42.4%
                          ========                  ========     ======
Operating loss percent        (5.5)%                    (5.1)%     (5.9)%
                          ========                  ========     ======


Gross profit percent and operating loss percent are as a percent of total revenue.

In the Services segment, customer revenue was $1.22 billion for the three months ended September 30, 2006 compared with $1.17 billion for the three months ended September 30, 2005. Foreign currency translation had a 2 percentage point positive impact on Services revenue in the current quarter compared with the year-ago period. Revenue in the third quarter of 2006 increased 4% compared with 2005, principally due to a 13% increase in outsourcing ($491.0 million in 2006 compared with $435.8 million in 2005), and a 7% increase in infrastructure services ($237.0 million in 2006 compared with $220.8 million in 2005), offset in part by a 4% decrease in consulting and systems integration revenue ($377.6 million in 2006 compared with $392.1 million in 2005) and a 11% decrease in core maintenance ($112.0 million in 2006 compared with $125.3 million in 2005). Services gross profit was 13.9% in the third quarter of 2006 compared with 11.3% in the year-ago period. Services operating income (loss) percent was (1.3)% in the three months ended September 30, 2006 compared with (5.1)% in the three months ended September 30, 2005. The Services margin improvements were principally due to operational improvements in several large BPO contracts as well as the benefits derived from the cost reduction actions.

In the Technology segment, customer revenue was $193 million in the current quarter compared with $213 million in the year-ago period. Foreign currency translation had a 1 percentage point positive impact on Technology revenue in the current period compared with the prior-year period. Revenue in the three months ended September 30, 2006 was down 10% from the three months ended September 30, 2005, due to a 14% decrease in sales of enterprise-class servers ($146.2 million in 2006 compared with $170.9 million in 2005) offset in part by a 10% increase in sales of specialized technology products ($46.3 million in 2006 compared with $42.2 million in 2005). Technology gross profit was 46.3% in the current quarter compared with 42.4% in the year-ago quarter. Technology operating income percent was 5.5% in the three months ended September 30, 2006 compared with (5.9)% in the three months ended September 30, 2005. The decline in revenue in 2006 compared with 2005 primarily reflected the continuing secular decline in the proprietary mainframe industry. The Technology margin improvements were principally due to the benefits derived from the cost reduction actions.

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

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The company adopted SFAS No. 123R using the modified-prospective transition method, which requires the company, beginning January 1, 2006 and thereafter, to expense the grant date fair value of all share-based awards over their remaining vesting periods to the extent the awards were not fully vested as of the date of adoption and to expense the fair value of all share-based awards granted subsequent to December 31, 2005 over their requisite service periods. During the nine months ended September 30, 2006, the company recorded $4.8 million of share-based compensation expense. Previous periods have not been restated. See note (e) for further details.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating what effect, if any, adoption of FIN 48 will have on the company's consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating what effect, if any, adoption of SFAS No. 157 will have on the company's consolidated results of operations and financial position.

In September 2006, the FASB issued Statement of Financial Accounting
Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)," (SFAS No. 158). SFAS No. 158 requires an employer to recognize in its statement of financial position the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation.
For pension plans, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan,
the benefit obligation is the accumulated benefit obligation.   If plan assets
exceed plan liabilities, an asset would be recognized, and if plan liabilities exceed plan assets a liability would be recognized. In addition, SFAS No. 158 requires that changes in the funded status of a defined benefit postretirement plan be recognized in comprehensive income in the year in which the changes occur. SFAS No. 158 does not change the amount of expense recorded in a company's statement of income related to defined benefit postretirement plans. The requirement to recognize the funded status of a defined benefit postretirement plan and other disclosure requirements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. Adoption of SFAS No. 158 by the company on December 31, 2006 will result in the recognition of a material charge in the ending balance of accumulated other comprehensive income. This charge will have no effect on the company's net income, liquidity, cash flows, or financial ratio covenants in the company's credit agreements and debt securities.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The company is currently evaluating what effect, if any, adoption of SAB 108 will have on the company's consolidated results of operations and financial position.

In September 2006, the Emerging Issues Task Force (EITF) of the FASB, reached a consensus on Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF 06-4). EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 is effective for fiscal years beginning after December 15, 2007 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently evaluating what effect, if any, adoption of EITF 06-4 will have on the company's consolidated results of operations and financial position.

In September 2006, the EITF reached a consensus on Issue 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4," (EITF 06-5). EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy by policy basis. EITF 06-5 is effective for fiscal years beginning after December 15, 2006 and it requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is currently evaluating what effect, if any, adoption of EITF 06-5 will have on the company's consolidated results of operations and financial position.

Financial condition

Cash and cash equivalents at September 30, 2006 were $612.0 million compared with $642.5 at December 31, 2005.

During the nine months ended September 30, 2006, cash used for operations was $138.7 million compared with cash provided of $22.5 million for the nine months ended September 30, 2005. The current-year period includes $112.5 million, which represents the final payment from NUL relating to the 2005 grant of a perpetual license to certain of the company's intellectual property. The prior-year period included a tax refund of approximately $39 million. Also contributing to the reduction in operating cash flow was a reduction in the amount of receivables sold in the company's U.S. securitization. At September 30, 2006 and December 31, 2005, receivables of $120 million and $225 million, respectively, were sold under the facility and therefore were removed from the accompanying consolidated balance sheets. Cash expenditures in the current period related to the current year and prior-year restructuring actions (which are included in operating activities) were approximately $110.2 million compared with $49.0 million for the prior-year period. Cash expenditures for the current-year and the prior-year restructuring actions are expected to be approximately $88 million for the remainder of 2006, resulting in an expected cash expenditure of approximately $198 million in 2006 compared with $57.8 million in 2005.

Cash provided by investing activities for the nine months ended September 30, 2006 was $179.4 million compared with $258.7 million of cash used during the nine months ended September 30, 2005. The principal reason for the increase in cash provided was that the company received net proceeds of $380.6 million from the sale of the NUL shares and other assets. Net purchases of investments were $2.9 million for the nine months ended September 30, 2006 compared with net proceeds of $12.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $81.2 million compared with $93.7 million in the year-ago period, capital additions of properties were $48.2 million in 2006 compared with $84.9 million in 2005 and capital additions of outsourcing assets were $68.9 million in 2006 compared with $115.7 million in 2005.

Cash used for financing activities during the nine months ended September 30, 2006 was $78.9 million compared with $57.9 million of cash provided during the nine months ended September 30, 2005. The current period includes a cash expenditure of $57.9 million to retire at maturity all of the company's remaining 8-1/8% senior notes. The prior period includes the following: (a) $541.5 million net proceeds from the September 2005 issuances of $400 million 8% senior notes due 2012 and $150 million 8-1/2% senior notes due 2015, (b) the cash expenditure of $349.2 million (including tender premium and expenses of $9.4 million) for the repayment of $339.8 million of the company's $400 million 8-1/8% senior notes due 2006 pursuant to a September 2005 tender offer by the company, and (c) the cash expenditure of $150.0 million to retire at maturity all of the company's 7-1/4% senior notes.

At September 30, 2006, total debt was $1.05 billion, a decrease of $75.3 million from December 31, 2005.

The company has various lending and funding arrangements as follows:

The company has a three-year, secured revolving credit facility which expires in 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of September 30, 2006, there were letters of credit of $35.9 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

Under the accounts receivable facility, the company has agreed to sell, on an on-going basis, through Unisys Funding Corporation I, a wholly owned subsidiary, interests in up to $300 million of eligible U.S. trade accounts receivable. The receivables are sold at a discount that reflects a margin based on, among other things, the company's then-current S&P and Moody's credit rating. The facility is terminable by the purchasers if the company's corporate rating is below B by S&P or B2 by Moody's and requires the maintenance of certain ratios related to the sold receivables. At September 30, 2006, the company's corporate rating was B+ and B2 by S&P and Moody's, respectively. The facility is renewable annually at the purchasers' option until November 2008.

At September 30, 2006, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

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

Stockholders' equity increased $1,160.8 million during the nine months ended September 30, 2006, principally reflecting the reversal of the minimum pension liability adjustment of $1,446.0 million for the U.S. qualified defined benefit pension plan, offset in part by the net loss of $300.0 million.


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

Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



Part II - OTHER INFORMATION
-------   -----------------

Item 1A.  Risk Factors
-------   ------------

See "Factors that may affect future results" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.

Item 5.  Other Information
------   -----------------

See note (b) of the notes to consolidated financial statements for information on the restructuring charge taken in the third quarter of 2006.

Effective October 26, 2006, Randall J. Hogan has resigned from the company's Board of Directors.

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: October 26, 2006                        By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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