Form 10-K
period 2006-12-31
UNISYS CORP
filed 2007-02-23
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $2.2 billion.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2006. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys

Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2006: 345,254,057

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 2006 Annual Report to Stockholders — Part I, Part II and Part IV.

Portions of the Unisys Corporation Proxy Statement for the 2007 Annual Meeting of Stockholders — Part III.

PART I

ITEM 1. BUSINESS

Unisys Corporation (“Unisys” or the “Company”) is a worldwide technology services and solutions company. The Company’s employees apply Unisys expertise in consulting, systems integration, outsourcing, infrastructure, and server technology to help clients achieve secure business operations.

Unisys has two business segments — Services and Technology. Financial information concerning the two segments is set forth in Note 17, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2006 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

Customers

No single customer accounts for more than 10% of Unisys revenue. Sales of commercial products and services to various agencies of the U.S. government represented 16% of total consolidated revenue in 2006.

Backlog

In the Services segment, firm order backlog at December 31, 2006 was $6.6 billion, compared to $6.4 billion at December 31, 2005. Approximately $2.9 billion (44%) of 2006 backlog is expected to be filled in 2007. Although the Company believes that this backlog is firm, the Company may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, the Company is generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

At the end of 2006, the Company also had $2.0 billion of potential future Services order value which it may receive under certain multi-year U.S. government contracts for which funding is appropriated annually. The comparable value of unfunded multi-year U.S. government contracts at the end of 2005 was $2.3 billion.

Because of the relatively short cycle between order and shipment in its Technology segment, the Company believes that backlog information for this segment is not material to the understanding of its business.

Competition

Unisys business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Unisys competes primarily on the basis of service, product performance, technological innovation, and price. Unisys believes that its continued focused investment in engineering and research and development, coupled with its marketing capabilities, will have a favorable impact on its competitive position.

Research and Development

Unisys-sponsored research and development costs were $231.7 million in 2006, $263.9 million in 2005, and $294.3 million in 2004.

Environmental Matters

Capital expenditures, earnings and the competitive position of Unisys have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2007 and 2008.

Employees

As of December 31, 2006, Unisys had approximately 31,500 employees.

Unisys uses the title “partner” for certain members of its services business management. In using the term “partner” or “partners,” Unisys does not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

International and Domestic Operations

Financial information by geographic area is set forth in Note 17, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2006 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2006, Unisys had 21 major facilities in the United States with an aggregate floor space of approximately 4.2 million square feet, located primarily in California, Georgia, Michigan, Minnesota, New Jersey, Pennsylvania, Utah and Virginia. Two of these facilities, with aggregate floor space of approximately 1.0 million square feet, were owned by Unisys and 19, with approximately 3.2 million square feet of floor space, were leased to Unisys. Approximately 3.6 million square feet of the U.S. facilities were in current operation, approximately .1 million square feet were subleased to others, and approximately .5 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

As of December 31, 2006, Unisys had 23 major facilities outside the United States with an aggregate floor space of approximately 2.3 million square feet, located primarily in Australia, Brazil, France, Germany, India, Netherlands, South Africa, Switzerland and the United Kingdom. Four of these facilities, with approximately .7 million square feet of floor space, were owned by Unisys and 19, with approximately 1.6 million square feet of floor space, were leased to Unisys. Approximately 1.8 million square feet were in current operation, approximately .2 million square feet were subleased to others, and approximately .3 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2006.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 1, 2007 is set forth below.

Name	Age	Position with Unisys

Joseph W. McGrath	54	President and Chief Executive Officer

Peter Blackmore	59	Executive Vice President; President, Worldwide Sales, Marketing and Technology

Greg J. Baroni	53	Senior Vice President; President, Federal Systems

Patricia A. Bradford	56	Senior Vice President, Worldwide Human Resources

Janet Brutschea Haugen	48	Senior Vice President and Chief Financial Officer

Randy J. Hendricks	50	Senior Vice President; President, Global Outsourcing and Infrastructure Services

Brian T. Maloney	53	Senior Vice President; President, Global Industries

Nancy Straus Sundheim	55	Senior Vice President, General Counsel and Secretary

Scott A. Battersby	48	Vice President and Treasurer

Leo C. Daiuto	61	Vice President; President, Systems and Technology

Jack F. McHale	57	Vice President, Investor Relations

Joseph M. Munnelly	42	Vice President and Corporate Controller

There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.

Mr. McGrath, Chief Executive Officer since 2005 and President since 2004. He also served as Chief Operating Officer (2004), Executive Vice President and President, Enterprise Transformation Services (2000-2004), and Senior Vice President of Major Accounts Sales and Chief Marketing Officer (1999). Prior to joining Unisys in 1999, he was with Xerox Corporation from 1988 until 1998, serving as vice president and general manager of its Production Color Systems unit and as vice president of strategy and integration for the Production Systems division. Mr. McGrath has been an officer since 1999.

Mr. Blackmore, Executive Vice President since 2005 and President, Worldwide Sales, Marketing and Technology since May 2006. He also served as President, Worldwide Sales and Marketing (2005-May 2006). Prior to joining Unisys in 2005, he was with Hewlett-Packard Company, a global technology solutions provider, serving as Executive Vice President, Customer Solutions Group (2004) and Executive Vice President, Enterprise Systems Group (2002-2004). From 1991 until its acquisition by Hewlett-Packard in 2002, he was with Compaq Computer Corporation, serving in a number of senior management positions, most recently as Executive Vice President, Worldwide Sales and Services (2000-2002). Mr. Blackmore has been an officer since 2005.

Mr. Baroni, Senior Vice President and President, Federal Systems since April 2006. He also served as Vice President (2004-April 2006) and President, Global Public Sector (2001-April 2006 Prior to joining Unisys in 2001, he spent almost 20 years at KPMG, LLP and KPMG Consulting (now Bearing Point) where his last position was as Senior Vice President of their Public Services Practice. Mr. Baroni has been an officer since 2004.

Ms. Bradford, Senior Vice President, Worldwide Human Resources since April 2006. Prior to that time, she served as Vice President, Worldwide Human Resources (2005- April 2006), Vice President, Human Resources Operations (2004), Vice President and Managing Business Partner, Enterprise Transformation Services (2003–2004), and Vice President and Managing Business Partner, Global Industries (1999-2003). Ms. Bradford joined Unisys in 1982 and has held several other leadership positions in Human Resources. Ms. Bradford has been an officer since 2005.

Ms. Haugen, Senior Vice President and Chief Financial Officer since 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-1999). Ms. Haugen has been an officer since 1996.

Mr. Hendricks, Senior Vice President since April 2006 and President, Global Outsourcing and Infrastructure Services since 2005. From 2005 until April 2006 he was a Vice President. Mr. Hendricks joined Unisys in 2001 and has served in a variety of other leadership roles. Prior to joining Unisys, he was President and Chief Executive Officer of Digite, a software company based in Silicon Valley (2000-2001). Prior to that he was with Arthur Andersen & Co. and Andersen Consulting (now Accenture) for 20 years. Mr. Hendricks has been an officer since 2005.

Mr. Maloney, Senior Vice President and President, Global Industries since July 2006. Before joining Unisys in May 2006, Mr. Maloney was an independent consultant providing services primarily in the areas of business growth, strategic uses of technology, outsourcing and offshoring (2005-2006). Prior to that, he was Chief Operating Officer of Perot Systems, a technology-based business solutions company (2002-2004), and prior to that, he was with AT&T for over 20 years, serving most recently as President and Chief Executive Officer, AT&T Solutions and Senior Vice President, AT&T Business Services (2001-2002). Mr. Maloney has been an officer since July 2006.

Ms. Sundheim, Senior Vice President, General Counsel and Secretary since 2001. From 1999 to 2001, she was Vice President, Deputy General Counsel and Secretary. She had been Deputy General Counsel since 1990. Ms. Sundheim has been an officer since 1999.

Mr. Battersby, Vice President and Treasurer since 2000. Prior to that time, he served as Vice President of Corporate Strategy and Development (1998-2000) and Vice President and Assistant Treasurer (1996-1998). Mr. Battersby has been an officer since 2000.

Mr. Daiuto, Vice President and President, Systems and Technology since 2005. From 2000 until 2004, he served as Vice President, Product Development and Technology. Mr. Daiuto joined Unisys in 1970 and has served in a variety of other business and engineering management positions. Mr. Daiuto has been an officer since 2000.

Mr. McHale, Vice President, Investor Relations since 1997. From 1989 to 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.

Mr. Munnelly, Vice President and Corporate Controller since 2005. Prior to joining Unisys in 2005, Mr. Munnelly was with KPMG where he served as a partner in the Audit and Risk Advisory Services Practice. Prior to KPMG, he spent 16 years with Arthur Andersen, most recently as a partner in the Audit and Business Advisory practice. Mr. Munnelly has been an officer since 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2006 Annual Report to

Stockholders and is incorporated herein by reference. At December 31, 2006, there were approximately 345.3 million shares outstanding and approximately 22,900 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990 and does not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data for Unisys is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2006 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2006 and 2005 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006, appearing in the Unisys 2006 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent registered public accountants, on the financial statements at December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, appearing in the Unisys 2006 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2006 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Such evaluation did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(b) Management’s Report on Internal Control Over Financial Reporting; Attestation Report of Independent Registered Public Accounting Firm

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP thereon are set forth under the headings “Report of Management on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in the Unisys 2006 Annual Report to Stockholders, and are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Unisys is set forth under the headings “Nominees for Election to the Board of Directors”, “Members of the Board of Directors Continuing in Office — Term Expiring in 2008” and “Members of the Board of Directors Continuing in Office — Term Expiring in 2009” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Identification of Executive Officers. Information concerning executive officers of Unisys is set forth under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I, Item 10, of this report.

(c) Code of Ethics. Information concerning the Unisys Code of Ethics and Business Conduct is set forth under the caption “Code of Ethics and Business Conduct” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Audit Committee. Information concerning the audit committee of Unisys is set forth under the heading “Committees” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Audit Committee Financial Experts. Information concerning audit committee financial experts is set forth under the heading “Committees” in the Unisys Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “EXECUTIVE COMPENSATION” and “COMMITTEES” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning securities authorized for issuance under equity compensation plans is set forth under the heading “EQUITY COMPENSATION PLAN INFORMATION” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

Information concerning shares of Unisys equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence is set forth under the headings “Independence of Directors” and “Related Party Transactions” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Relationship with Independent Registered Public Accounting Firm” in the Unisys Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2006 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2006 and December 31, 2005

Consolidated Statements of Income for each of the three years in the period ended December 31, 2006

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006

Notes to Consolidated Financial Statements

Report of Management on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule Number	Form 10-K Page No.
II Valuation and Qualifying Accounts	15

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2006 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

UNISYS CORPORATION

	By:	/s/ Joseph W. McGrath
Joseph W. McGrath
Date: February 20, 2007		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2007.

/s/ Joseph W. McGrath	*Henry C. Duques
Joseph W. McGrath	Henry C. Duques
President and Chief Executive Officer (principal executive officer) and Director	Chairman of the Board and Director

/s/ Janet Brutschea Haugen	*J. P. Bolduc
Janet Brutschea Haugen	J. P. Bolduc
Senior Vice President and Chief Financial Officer (principal financial officer)	Director

/s/ Joseph M. Munnelly	*James J. Duderstadt
Joseph M. Munnelly	James J. Duderstadt
Vice President and Corporate Controller (principal accounting officer)	Director

*Matthew J. Espe	*Leslie F. Kenne
Matthew J. Espe	Leslie F. Kenne
Director	Director

*Denise K. Fletcher	*Theodore M. Martin
Denise K. Fletcher	Theodore M. Martin
Director	Director

*Edwin A. Huston	*By: /s/ Joseph W. McGrath
Edwin A. Huston	Joseph W. McGrath
Director	Attorney-in-Fact

*Clayton M. Jones
Clayton M. Jones
Director

UNISYS CORPORATION SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (Millions)
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for Doubtful Accounts (deducted from accounts and notes receivable):

Year Ended
December 31, 2004	$49.8	$1.9	$(2.1)	$49.6

Year Ended
December 31, 2005	$49.6	$9.0	$(8.0)	$50.6

Year Ended
December 31, 2006	$50.6	$10.6	$—	$61.2

(1)	Write-off of bad debts less recoveries.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2	By-Laws of Unisys Corporation, as amended through February 8, 2007 (incorporated by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K dated February 8, 2007)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the registrant (incorporated by reference to Exhibit 4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the registrant’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.6	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.7	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the registrant’s Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.8	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

10.9	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.10	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix B to the registrant’s Proxy Statement, dated March 14, 2003, for its 2003 Annual Meeting of Stockholders)

10.11	Agreement, dated December 22, 2004, between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10 to the registrant’s Amendment No. 1 to Current Report on Form 8-K/A dated December 22, 2004)

10.12	2005 Deferred Compensation Plan for Directors of Unisys Corporation (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Description of Turnaround Cash Incentive Program (incorporated by reference to Item 1.01(c) of the registrant’s Current Report on Form 8-K dated February 9, 2006)

10.14	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.15	Form of Restricted Stock Unit Agreement (incorporated by Reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.16	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2005

10.17	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2005

10.18	Unisys Corporation 2005 Deferred Compensation Plan, as Amended and restated effective January 1, 2005

10.19	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2005

10.20	Summary of supplemental benefits provided to elected officers of Unisys Corporation

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of the Annual Report to Stockholders of the Registrant for the year ended December 31, 2006

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Joseph W. McGrath required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Joseph W. McGrath required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350