Form 10-Q
period 2007-03-31
UNISYS CORP
filed 2007-05-04
CIK 746838

`                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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


     Number of shares of Common Stock outstanding as of March 31, 2007 347,753,268.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          March 31,
                                            2007       December 31,
                                         (Unaudited)       2006
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  564.2       $  719.3
Accounts and notes receivable, net         1,164.3        1,164.6
Inventories:
   Parts and finished equipment              103.1           95.0
   Work in process and materials              85.6           81.2
Deferred income taxes                         30.0           30.0
Prepaid expenses and other current assets    155.6          148.4
                                          --------       --------
Total                                      2,102.8        2,238.5
                                          --------       --------

Properties                                 1,242.8        1,233.4
Less-Accumulated depreciation and
  amortization                               910.1          892.1
                                          --------       --------
Properties, net                              332.7          341.3
                                          --------       --------
Outsourcing assets, net                      403.7          401.1
Marketable software, net                     290.1          304.3
Prepaid postretirement assets                279.7          250.1
Deferred income taxes                        191.3          191.3
Goodwill                                     194.7          193.9
Other long-term assets                       118.3          117.4
                                          --------       --------
Total                                     $3,913.3       $4,037.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $     .1       $    1.2
Current maturities of long-term debt            .4             .5
Accounts payable                             396.9          460.9
Other accrued liabilities                  1,388.5        1,469.1
                                          --------       --------
Total                                      1,785.9        1,931.7
                                          --------       --------
Long-term debt                             1,049.2        1,049.1
Long-term postretirement liabilities         654.8          667.7
Other long-term liabilities                  428.7          453.6

Stockholders' equity (deficit)
Common stock, shares issued: 2007; 349.9
   2006, 347.5                                 3.5            3.5
Accumulated deficit                       (2,383.2)      (2,386.8)
Other capital                              3,963.2        3,945.1
Accumulated other comprehensive loss      (1,588.8)      (1,626.0)
                                          --------       --------
Stockholders' deficit                         (5.3)         (64.2)
                                          --------       --------
Total                                     $3,913.3       $4,037.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2007           2006
                                           --------       --------

Revenue
  Services                                 $1,152.9       $1,176.4
  Technology                                  195.1          211.4
                                           --------       --------
                                            1,348.0        1,387.8
Costs and expenses
   Cost of revenue:
     Services                                 993.9        1,076.5
     Technology                                96.7          109.4
                                           --------       --------
                                            1,090.6        1,185.9

Selling, general and administrative           244.6          295.4
Research and development                       42.4           75.3
                                           --------       --------
                                            1,377.6        1,556.6
                                           --------       --------
Operating loss                                (29.6)        (168.8)

Interest expense                               18.9           19.8
Other income (expense), net                    25.5          153.4
                                           --------       --------
Loss before income taxes                      (23.0)         (35.2)
Benefit for income taxes                      (26.6)          (7.3)
                                           --------       --------
Net income (loss)                          $    3.6       $  (27.9)
                                           ========       ========
Earnings (loss) per share
   Basic                                   $    .01       $   (.08)
                                           ========       ========
   Diluted                                 $    .01       $   (.08)
                                           ========       ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2007      2006
                                                    --------   --------

Cash flows from operating activities
Net income (loss)                                  $    3.6    $ (27.9)
Add (deduct) items to reconcile net income (loss)
   to net cash (used for) provided by
   operating activities:
Equity loss                                             -          4.3
Employee stock compensation                             2.3        1.7
Company stock issued for U.S. 401(k) plan               9.5        4.4
Depreciation and amortization of properties            27.4       30.3
Depreciation and amortization of outsourcing assets    38.0       35.0
Amortization of marketable software                    33.4       33.1
Gain on sale of assets                                (23.7)    (153.2)
Increase in deferred income taxes, net                 (2.3)     (19.8)
(Increase) decrease in receivables, net                (5.3)      67.0
(Increase) decrease in inventories                    (11.9)       4.3
(Decrease) increase in accounts payable and other
  accrued liabilities                                (135.3)      94.5
Decrease in other liabilities                         (29.2)     (14.6)
Increase in other assets                              (13.1)     (30.8)
Other                                                   2.3       (1.4)
                                                    -------     ------
Net cash (used for) provided by operating activities (104.3)      26.9
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        1,922.4    1,869.3
   Purchases of investments                        (1,925.4)  (1,870.6)
   Investment in marketable software                  (24.3)     (27.1)
   Capital additions of properties                    (19.3)     (21.6)
   Capital additions of outsourcing assets            (39.3)     (24.6)
   Purchases of businesses                             (1.2)       -
   Proceeds from sale of assets                        28.3      380.6
                                                    -------     ------
Net cash (used for) provided by
  investing activities                                (58.8)     306.0
                                                    -------     ------
Cash flows from financing activities
   Net (reduction in) proceeds from
     short-term borrowings			       (1.1)       1.6
   Proceeds from exercise of stock options              7.0         .6
                                                    -------     ------
Net cash provided by financing activities               5.9        2.2
                                                    -------     ------

Effect of exchange rate changes on
   cash and cash equivalents                            2.1        2.6
                                                    -------     ------

(Decrease) increase in cash and cash equivalents     (155.1)     337.7
Cash and cash equivalents, beginning of period        719.3      642.5
                                                    -------    -------
Cash and cash equivalents, end of period           $  564.2    $ 980.2
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

a. The following table shows how earnings (loss) per share were computed for the three months ended March 31, 2007 and 2006 (dollars in millions, shares
in thousands):
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2007            2006
                                                   -----------     ----------
    Basic Earnings (Loss) Per Share

    Net income (loss)                              $    3.6        $   (27.9)
                                                   ========        =========
    Weighted average shares                         346,421          342,458
                                                   ========        =========
    Basic income (loss) per share                  $    .01        $    (.08)
                                                   ========        =========
    Diluted Earnings (Loss) Per Share

    Net income (loss)                              $    3.6        $   (27.9)
                                                   ========        =========
    Weighted average shares                         346,421          342,458
    Plus incremental shares from assumed
      conversions of employee stock plans             1,917             -
                                                   --------        ---------
    Adjusted weighted average shares                348,338          342,458
                                                   ========        =========
    Diluted income (loss) per share                $    .01        $    (.08)
                                                   ========        =========

At March 31, 2007, 29.6 million shares related to employee stock plans were excluded from the computation of diluted earnings per share since inclusion of these shares would be antidilutive.

b. In October 2005, the company announced a cost-reduction plan to right size the company's cost structure. During 2006, the company committed to a reduction of 5,665 employees. This resulted in pretax charges in 2006 of $330.1 million, principally related to severance costs, and was comprised of
(a) a charge of $72.4 million for 2,250 employees in the U.S. and (b) a charge of $257.7 million for 3,415 employees outside the U.S.

As part of the company's continuing repositioning plan to right size its cost structure, during the three months ended March 31, 2007, the company committed to an additional reduction of 966 employees. This resulted in a pretax charge in the quarter of $32.7 million, principally related to severance costs. The charge is broken down as follows: (a) 451 employees in the U.S. for a charge of $11.6 million and (b) 515 employees outside the U.S. for a charge of $21.1 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $25.0 million; selling, general and administrative expenses, $2.1 million; research and development expenses, $6.2 million; and other income (expense), net, $.6 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

The cost reduction actions taken in the first quarter of 2007 when combined with the 2006 cost restructuring actions brings the total employee reductions to 6,631 for a charge of $362.8 million. The combined employee reduction actions are expected to be substantially completed by the end of 2007. The company currently expects to record an additional restructuring charge in the second quarter of 2007 related to facility consolidations and additional employee reductions principally in continental Europe. This would represent the first phase of global facility consolidations to reflect the company's headcount reductions and its continued move to a mobile services delivery work force.

A further breakdown of the individual components of these costs follows (in millions of dollars):
                                  Headcount    Total       U.S.     Int'l.
                                  ---------    -----       ----     ------
Balance at December 31, 2006          757     $142.6      $26.1     $116.5

Additional provisions                 966       32.7       11.6       21.1
Minority interest                                 .6                    .6
Utilized                             (375)     (47.3)     (12.6)     (34.7)
Changes in estimates and
  revisions                          (101)      (6.2)        .4       (6.6)
Translation adjustments                          (.1)                  (.1)
                                   ------      ------      -----    ------
Balance at March 31, 2007           1,247     $122.3      $25.5     $ 96.8
                                   ======     ======       =====    ======
Expected future utilization:
2007 remaining nine months          1,227      $91.9      $23.4     $ 68.5
Beyond 2007                            20       30.4        2.1       28.3


c. In March 2006, the company adopted changes to its U.S. defined benefit pension plans effective December 31, 2006. The changes affected most U.S. employees and senior management and included ending the accrual of future benefits in the company's defined benefit pension plans for employees effective December 31, 2006. No new entrants to the plans are allowed after that date. The changes do not affect the vested accrued pension benefits of current and former employees, including retirees. As a result of the amendment to stop accruals for future benefits in its U.S. defined benefit pension plans, the company recorded a pretax curtailment gain of $45.0 million in the first quarter of 2006.

Net periodic pension expense (income) for the three months ended March 31, 2007 and 2006 is presented below (in millions of dollars):

                                 Three Months             Three Months
                             Ended March 31, 2007     Ended March 31, 2006
                            ----------------------   ----------------------
                                    U.S.    Int'l.            U.S.    Int'l.
                            Total   Plans   Plans    Total    Plans   Plans
                            -----   -----   -----    -----    -----   -----

Service cost               $ 10.8  $   .1   $ 10.7   $ 29.8  $ 18.4  $ 11.4
Interest cost                99.8    69.4     30.4     94.9    68.1    26.8
Expected return on
  plan assets              (133.2)  (97.6)   (35.6)  (119.9)  (90.7)  (29.2)
Amortization of prior
  service (benefit) cost       .2               .2      (.3)  (  .5)     .2
Recognized net actuarial
  loss                       33.0    24.3      8.7     48.4    36.5    11.9
Curtailment gain               -       -        -     (45.0)  (45.0)
                            -----   ------   -----    ------   ----   -----
Net periodic pension
  expense (income)         $ 10.6  $ (3.8)   $14.4   $  7.9  $(13.2)  $21.1
                            =====   ======   =====   =======  =====   =====

The company currently expects to make cash contributions of approximately $76 million to its worldwide defined benefit pension plans in 2007 compared with $78.0 million in 2006. For the three months ended March 31, 2007 and 2006, $15.6 million and $18.4 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2007.

Net periodic postretirement benefit expense for the three months ended March 31, 2007 and 2006 is presented below (in millions of dollars):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   2007          2006
                                                   ----          ----
Interest cost                                      $3.0         $3.2
Expected return on assets                           (.1)         (.1)
Amortization of prior service benefit                -           (.5)
Recognized net actuarial loss                       1.3          1.3
                                                   ----         ----
Net periodic postretirement benefit expense        $4.2         $3.9
                                                   ====         ====

The company expects to make cash contributions of approximately $30 million to its postretirement benefit plan in 2007 compared with $26.9 million in 2006. For the three months ended March 31, 2007 and 2006, $7.3 million and $6.1 million, respectively, of cash contributions have been made.

d. In March 2006, the company sold all of the shares it owned in Nihon Unisys, Ltd. (NUL), a publicly traded Japanese company. The company received gross proceeds of $378.1 million and recognized a pretax gain of $149.9 million in the March 2006 quarter. NUL will remain the exclusive distributor of the company's hardware and software in Japan.

In February 2007, the company sold its media business for gross proceeds of $28.3 million and recognized a pretax gain of $23.7 million.

e. Effective January 1, 2007, the company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 did not have a material impact on the company's consolidated results of operations and financial position.

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The company recently concluded a U.S. federal income tax audit of the years 2000-2003 with no material impact. Several U.S. state and foreign income tax audits are in process. There are currently no income tax audits in process in either Brazil or the United Kingdom, which are the most significant jurisdictions outside the U.S. For Brazil, the audit period through 2000 is closed and for the United Kingdom, the audit period through 2004 is closed. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company's financial position.

The company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its consolidated statements of income. The company had an accrual of $10.0 million for the payment of penalties and interest at March 31, 2007 and $10.3 million at December 31, 2006.

As of December 31, 2006, the company had $38.3 million of a liability for unrecognized tax benefits. During the three months ended March 31, 2007, the company settled an income tax audit in the Netherlands and as a result, recorded a tax benefit of $39.4 million and expects to receive a refund, including interest, of approximately $57 million during the second quarter of 2007.

After the settlement discussed above, the company had $22.7 million of a liability (including $10.0 million for interest and penalties) for unrecognized tax benefits as of March 31, 2007, all of which, if recognized, would affect the company's effective tax rate. The company does not currently expect that the total amount of unrecognized tax benefits at March 31, 2007 will significantly increase or decrease within the next 12 months.

f. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. As of March 31, 2007, the company has granted non-qualified stock options and restricted stock units under these plans. At March 31, 2007, 3.4 million shares of unissued common stock of the company were available for granting under these plans.

For the three months ended March 31, 2007, no stock options were granted. The company currently expects that any future grants of stock option awards will be principally to newly hired individuals.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

                                                    Three Months Ended March 31,
                                                ----------------------------
                                                       2007          2006
                                                       ----          ----

Weighted-average fair value of grant                   N/A          $2.59
Risk-free interest rate                                N/A           4.35%
Expected volatility                                    N/A          45.88%
Expected life of options in years                      N/A           3.67
Expected dividend yield                                 -              -

For periods after January 1, 2006, the company has granted an annual restricted stock unit award to officers, directors and other key employees in lieu of an annual stock option grant. The restricted stock unit awards granted in March 2006 contained both time-based units (25% of the grant) and performance-based units (75% of the grant). The time-based units vest in three equal annual installments beginning with the first anniversary of the grant, and the performance-based units vest in three equal annual installments, beginning with the first anniversary of the grant, based upon the achievement of pretax profit and revenue growth rate goals in 2006 (the first installment), 2006-2007 (the second installment), and 2006-2008 (the third installment). The restricted stock unit awards granted in March 2007 consist of only performance-based units which vest at the end of three years, based upon the achievement of pretax profit and revenue growth rate goals for the three-year period from 2007-2009. Each performance-based unit will vest into zero to 1.5 shares depending on the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. The company records share-based expense in selling, general and administrative expense.

During the three months ended March 31, 2007 and 2006, the company recorded $2.4 million and $1.7 million of share-based compensation expense, respectively, which is comprised of $2.4 million and $1.6 million of restricted stock unit expense and $- million and $.1 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2007 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2006           43,190       $16.44
Granted                  -            -
Exercised               (986)        7.10
Forfeited and
   expired            (1,098)       15.12
                      -------
Outstanding at
   March 31, 2007     41,106        16.70            3.97           $12.7
                      ======
Vested and
   expected to
   vest at
   March 31, 2007     41,106        16.70            3.97            12.7
                      ======
Exercisable at
   March 31, 2007     40,549        16.84            3.97            11.4
                      ======

The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2007 was $8.7 million; the amount for the three months ended March 31, 2006 was immaterial. As of March 31, 2007, $1.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of
1.2 years.

A summary of restricted stock unit activity for the three months ended March 31, 2007 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at
   December 31, 2006                       1,963                  $6.66
Granted                                    3,155                   8.31
Vested                                      (342)                  6.95
Forfeited and expired                       (242)                  6.77
                                            ----
Outstanding at
   March 31, 2007                          4,534                   7.78
                                           =====
The fair value of restricted stock units is determined based on the average of the high and low trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2007 and 2006 was $8.31 and $6.65, respectively. As of March 31, 2007, there was $29.4 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of restricted share units vested during the three months ended March 31, 2007 and 2006 was $2.9 million and $.8 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2007 and 2006 was $7.0 million and $.6 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

g. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology - enterprise-class servers and specialized technologies.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2007 and 2006 was $.5 million and $1.3 million, respectively. The profit on these transactions is eliminated in Corporate.

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

A summary of the company's operations by business segment for the three-month periods ended March 31, 2007 and 2006 is presented below (in millions of dollars):
                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      March 31, 2007
    ------------------
    Customer revenue         $1,348.0                $1,152.9     $ 195.1
    Intersegment                        $  (40.1)         3.9        36.2
                             --------   --------     --------     -------
    Total revenue            $1,348.0   $  (40.1)    $1,156.8     $ 231.3
                             ========   ========     ========     =======
    Operating income (loss)  $  (29.6)  $  (26.1)    $  (11.5)    $   8.0
                             ========   ========     ========     =======


    Three Months Ended
      March 31, 2006
    ------------------
    Customer revenue         $1,387.8                $1,176.4     $ 211.4
    Intersegment                        $  (42.6)         3.4        39.2
                             --------   --------     --------     -------
    Total revenue            $1,387.8   $  (42.6)    $1,179.8     $ 250.6
                             ========   ========     ========     =======
    Operating loss           $ (168.8)  $ (144.8)    $  (10.5)    $ (13.5)
                             ========   ========     ========     =======

Presented below is a reconciliation of total business segment operating income (loss) to consolidated loss before income taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                   2007          2006
                                                   ----          ----
    Total segment operating loss                  $ (3.5)       $(24.0)
    Interest expense                               (18.9)        (19.8)
    Other income (expense), net                     25.5         153.4
    Cost reduction charge                          (32.7)       (145.9)
    Corporate and eliminations                       6.6           1.1
                                                  ------        ------
    Total loss before income taxes               $ (23.0)       $(35.2)
                                                  ======        ======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2007           2006
                                                  ----           ----
    Services
     Systems integration and consulting        $  342.6       $  381.3
     Outsourcing                                  469.1          455.2
     Infrastructure services                      234.6          225.0
     Core maintenance                             106.6          114.9
                                                -------       --------
                                                1,152.9        1,176.4
    Technology
     Enterprise-class servers                     150.4          168.1
     Specialized technologies                      44.7           43.3
                                                -------       --------
                                                  195.1          211.4
                                                -------       --------
    Total                                      $1,348.0       $1,387.8
                                               ========       ========

h. Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 includes the following components (in millions of dollars):

                                                          2007       2006
                                                        ------     -------
    Net income (loss)                                  $   3.6    $  (27.9)
    Other comprehensive income (loss)
    Cash flow hedges
       Income (loss), net of tax of $- and $-              (.2)         .2
       Reclassification adjustments, net of tax
        of $-  and $-                                       .1         (.2)
    Foreign currency translation adjustments               5.1       (10.5)
    Postretirement adjustments                            32.2     1,446.0
                                                       -------     -------
    Total other comprehensive income (loss)               37.2     1,435.5
                                                       -------     -------
    Comprehensive income                               $  40.8    $1,407.6
                                                       =======     =======

Accumulated other comprehensive income (loss) as of December 31, 2006 and March 31, 2007 is as follows (in millions of dollars):

                                                          Cash
                                            Translation   Flow  Postretirement
                                     Total  Adjustments  Hedges     Plans
                                     -----  -----------  ------  ---------
    Balance at December 31, 2006  $(1,626.0)  $(633.1)   $ -     $  (992.9)

    Change during period               37.2       5.1       (.1)      32.2
                                   --------   -------    ------  ---------

    Balance at March 31, 2007     $(1,588.8)  $(628.0)   $  (.1) $  (960.7)
                                   ========   =======    ======  =========

i. For equipment manufactured by the company, the company warrants that it will substantially conform to relevant published specifications for 12 months after shipment to the customer. The company will repair or replace, at its option and expense, items of equipment that do not meet this warranty. For company software, the company warrants that it will conform substantially to then-current published functional specifications for 90 days from customer's receipt. The company will provide a workaround or correction for material errors in its software that prevents its use in a production environment.

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

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2007        2006
                                                       ----        ----
    Balance at beginning of period                    $ 8.2       $ 8.0

    Accruals for warranties issued
      during the period                                 1.4         2.9

    Settlements made during the period                 (2.4)       (2.4)

    Changes in liability for pre-existing warranties
      during the period, including expirations          1.3          .8
                                                      -----       -----
    Balance at March 31                               $ 8.5       $ 9.3
                                                      =====       =====

j. Cash paid during the three months ended March 31, 2007 and 2006 for income taxes was $11.3 million and $19.9 million, respectively.

Cash paid during the three months ended March 31, 2007 and 2006 for interest was $11.1 million and $11.6 million, respectively.

k. Effective January 1, 2007, the company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 did not have a material impact on the company's consolidated results of operations and financial position. See note (e).

Effective January 1, 2007, the company adopted EITF 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF 06-2 applies to compensated absences that require a minimum service period but have no increase in the benefit even with additional years of service and requires the benefit to be recognized as a liability over the service period. Adoption of EITF 06-2 did not have a material impact on the company's consolidated results of operations and financial position.

Effective January 1, 2007, the company adopted EITF 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4." EITF 06-5 requires that a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract on a policy-by-policy basis. Adoption of EITF 06-5 did not have a material impact on the company's consolidated results of operations and financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The company is currently evaluating what effect, if any, adoption of SFAS No. 157 will have on the company's consolidated results of operations and financial position.

EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," was issued in September 2006 and is effective for fiscal years beginning after December 15, 2007. EITF 06-4 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits in accordance with SFAS No. 106. EITF 06-4 requires that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The company is reviewing EITF 06-4 and does not currently expect that its adoption will have a material impact on the company's consolidated results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. SFAS No. 159 should not be applied retrospectively to fiscal years beginning prior to the effective date. The company is currently evaluating whether it will adopt the provisions of SFAS No. 159, and if adopted, what effect adoption of SFAS No. 159 will have on the company's consolidated results of operations and financial position.

l. In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. The company continues to work to address certain contracts administration issues raised by the DCAA. In addition, the company has learned that the Civil Division of the Department of Justice, working with the Inspector General?s Office of the Department of Homeland Security, is reviewing issues raised by the DCAA relating to labor categorization and overtime on the TSA contract. The company understands that the Civil Division is at an early stage in its review. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue the matter, or, if pursued, what effect this might have on the company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2007, the company reported net income of $3.6 million, or $.01 per share, compared with a net loss of $27.9 million, or $.08 per share, for the three months ended March 31, 2006.

During the first quarter of 2007, the company:

* recorded a cost reduction charge of $32.7 million for 966 personnel reductions. See note (b).



* continued its program to divest non-core assets by selling its media business for cash proceeds of approximately $28 million. See note (d).

* settled a Netherlands income tax audit and as a result recorded a tax benefit of approximately $39 million and expects to receive a cash refund, including interest, of approximately $57 million by the end of the second quarter of 2007. See note (e).

Results of operations

Company results

Revenue for the quarter ended March 31, 2007 was $1.35 billion compared with $1.39 billion for the first quarter of 2006, a decrease of 3% from the prior year. This decrease was due to a 2% decrease in Services revenue and an 8% decrease in Technology revenue. Foreign currency fluctuations had a 3-percentage-point positive impact on revenue in the current period compared with
the year-ago period.   U.S. revenue declined 3% in the first quarter compared
with the year-ago period, principally driven by weakness in systems integration and consulting, and revenue in international markets also decreased 3% due to decreases in South Pacific and Japan, offset in part by increases in Europe and Brazil. On a constant currency basis, international revenue declined 9% in the three months ended March 31, 2007 compared with the three months ended
March 31, 2006.

As part of the company's continuing repositioning plan to right size its cost structure, during the three months ended March 31, 2007, the company committed to an additional reduction of 966 employees. This resulted in a pretax charge in the quarter of $32.7 million, principally related to severance costs. The charge is broken down as follows: (a) 451 employees in the U.S. for a charge of $11.6 million and (b) 515 employees outside the U.S. for a charge of $21.1 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $25.0 million; selling, general and administrative expenses, $2.1 million; research and development expenses, $6.2 million; and other income (expense), net, $.6 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

The cost reduction actions taken in the first quarter of 2007 when combined with the 2006 cost restructuring actions brings the total employee reductions to 6,631 for a charge of $362.8 million. The combined employee reduction actions are expected to be substantially completed by the end of 2007. Net of increases in offshore resources and outsourcing of certain internal, non-client facing functions, the company anticipates that these combined actions will yield annualized cost savings in excess of $340 million by the second half of 2007 and $360 million by the first half of 2008. The company currently expects to record an additional restructuring charge in the second quarter of 2007 related to facility consolidations and additional employee reductions principally in continental Europe. This would represent the first phase of global facility consolidations to reflect the company's headcount reductions and its continued move to a mobile services delivery work force.

In the first quarter of 2006, the company recorded a pretax cost reduction charge of $145.9 million, principally related to severance costs. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $83.4 million; cost of revenue-technology, $2.0 million; selling, general and administrative expenses, $45.4 million; research and development expenses, $17.6 million; and other income (expense), net, $2.5 million.

In March 2006, the company adopted changes to its U.S. defined benefit pension plans effective December 31, 2006. The changes affected most U.S. employees and senior management and included ending the accrual of future benefits in the company's defined benefit pension plans for employees effective December 31, 2006. No new entrants to the plans are allowed after that date. The changes do not affect the vested accrued pension benefits of current and former employees, including retirees. As a result of the amendment to stop accruals for future benefits in its U.S. defined benefit pension plans, the company recorded a pretax curtailment gain of $45.0 million in the first quarter of 2006.

Pension expense for the three months ended March 31, 2007 was $10.6 million compared with $7.9 million for the three months ended March 31, 2006. The increase in pension expense in 2007 from 2006 was due to the following: (a) a curtailment gain in the U.S. of $45.0 million recognized in 2006, offset in part by (b) a decrease in expense in 2007 due to changes in the company's U.S. defined benefit plans, discussed above. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 19.1% in the three months ended March 31, 2007 compared with 14.5% in the three months ended March 31, 2006. Included in the gross profit margin in 2007 and 2006 were cost reduction charges of $25.0 million and $85.4 million, respectively. The increase in gross profit margin excluding these charges principally reflects the benefits derived in 2007 from the 2006 cost reduction actions.

Selling, general and administrative expenses were $244.6 million for the three months ended March 31, 2007 (18.1% of revenue) compared with $295.4 million (21.3% of revenue) in the year-ago period. Included in selling, general and administrative expense in 2007 and 2006 were cost reduction charges of $2.1 million and $45.4 million, respectively. The decrease in selling, general and administrative expense excluding these charges principally reflects the benefits derived in 2007 from the 2006 cost reduction actions.

Research and development (R&D) expenses in first quarter of 2007 were $42.4 million compared with $75.3 million in the first quarter of 2006. The company continues to invest in proprietary operating systems and in key programs within its industry practices. Included in R&D expense in 2007 and 2006 were cost reduction charges of $6.2 million and $17.6 million, respectively. The reduction in R&D in 2007 compared with 2006 excluding these charges principally reflects the benefits derived in 2007 from the 2006 cost reduction actions.

For the first quarter of 2007, the company reported an operating loss of $29.6 million compared with an operating loss of $168.8 million in the first quarter of 2006. The principal items affecting the comparison of 2007 with 2006 were a $33.3 million and a $148.4 million charge in 2007 and 2006, respectively, relating to the cost reduction actions, as well as the benefits derived in 2007 from the 2006 cost reduction actions.

Interest expense for the three months ended March 31, 2007 was $18.9 million compared with $19.8 million for the three months ended March 31, 2006.

Other income (expense), net, which can vary from period to period, was income of $25.5 million in the first quarter of 2007, compared with income of $153.4 million in 2006. Other income (expense) in 2007 principally reflects a gain of $23.7 million on the sale of the company's media business and 2006 principally reflects a gain of $149.9 million from the sale of all of the company's shares in NUL (see note (d)).

The loss before income taxes for the three months ended March 31, 2007 was $23.0 million compared with a loss of $35.2 million in 2006. The benefit for income taxes was $26.6 million in the current quarter compared with a benefit of $7.3 million in the year-ago period. The tax benefit in the current period includes $39.4 million related to the Netherlands income tax audit settlement (see note (e)). Due to the establishment of a full valuation allowance for all of the company's U.S. deferred tax assets and certain international subsidiaries in the third quarter of 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. The company continues to work to address certain contracts administration issues raised by the DCAA. In addition, the company has learned that the Civil Division of the Department of Justice, working with the Inspector General's Office of the Department of Homeland Security, is reviewing issues raised by the DCAA relating to labor categorization and overtime on the TSA contract. The company understands that the Civil Division is at an early stage in its review. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue the matter, or, if pursued, what effect this might have on the company.

Segment results

The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology - enterprise-class servers and specialized technologies. The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profit on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company's Services channels. In the company's consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2007 and 2006 was $.5 million and $1.3 million, respectively. The profit on these transactions is eliminated in Corporate.

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

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2007
------------------
Customer revenue          $1,348.0                 $1,152.9     $ 195.1
Intersegment                           $ (40.1)         3.9        36.2
                          --------     -------      -------      ------
Total revenue             $1,348.0     $ (40.1)    $1,156.8     $ 231.3
                           ========    ========     ========    =======

Gross profit percent          19.1%                    15.0%       43.3%
                          ========                  =======      ======
Operating profit
  (loss) percent              (2.2)%                   (1.0)%       3.5%
                          ========                  =======      ======

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

In the Services segment, customer revenue was $1.15 billion for the three months ended March 31, 2007 compared with $1.18 billion for the three months ended March 31, 2006. Foreign currency translation had about a 4-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period. Revenue in the first quarter of 2007 was down 2% from 2006, principally due to a 10% decrease in systems integration and consulting revenue ($342.6 million in 2007 compared with $381.3 million in 2006), and a 7% decrease in core maintenance revenue ($106.6 million in 2007 compared with $114.9 million in 2006), offset in part by a 4% increase in infrastructure services ($234.6 million in 2007 compared with $225.0 million in 2006)and a 3% increase in outsourcing ($469.1 million in 2007 compared with $455.2 million in 2006). Services gross profit was 15.0% in the first quarter of 2007 compared with 15.2% in the year-ago period. Services operating income (loss) percent was (1.0)% in the three months ended March 31, 2007 compared with (0.9)% in the three months ended March 31, 2006. During the quarter, the company experienced lower volume in systems integration and consulting, and higher temporary contract labor costs primarily due to changes implemented through the repositioning program. The company currently expects to have both of these issues behind it in the second half of 2007.

In the Technology segment, customer revenue was $195 million in the current quarter compared with $211 million in the year-ago period. Foreign currency translation had a positive impact of approximately 2 percentage points on Technology revenue in the current period compared with the prior-year period. Revenue in the three months ended March 31, 2007 was down 8% from the three months ended March 31, 2006, due to an 11% decrease in sales of enterprise-class servers ($150.4 million in 2007 compared with $168.1 million in 2006) offset in part by a 3% increase in sales of specialized technology products ($44.7 million in 2007 compared with $43.3 million in 2006). Technology gross profit was 43.3% in the current quarter compared with 41.9% in the year-ago quarter. Technology operating income percent was 3.5% in the three months ended March 31, 2007 compared with (5.4)% in the three months ended March 31, 2006. The decline in revenue in 2007 compared with 2006 primarily reflected the continuing secular decline in enterprise servers.


New accounting pronouncements

See note (k) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.


Financial condition

Cash and cash equivalents at March 31, 2007 were $564.2 million compared with $719.3 million at December 31, 2006.


During the three months ended March 31, 2007, cash used for operations was $104.3 million compared with cash provided of $26.9 million for the three months ended March 31, 2006. Cash expenditures in the current quarter related to restructuring actions (which are included in operating activities) were approximately $50 million compared with $6 million for the prior-year quarter. Cash expenditures for the current-year and the prior-year restructuring actions are expected to be approximately $99 million for the remainder of 2007, resulting in an expected cash expenditure of approximately $149 million in 2007 compared with $198 million in 2006. Also contributing to the decline in operating cash flow was a reduction in the amount of receivables sold in the company's U.S. securitization. At March 31, 2007 and December 31, 2006, receivables of $110 million and $170 million, respectively, were sold under the company's U.S. securitization.

Cash used for investing activities for the three months ended March 31, 2007 was $58.8 million compared with cash provided of $306.0 million during the three months ended March 31, 2006. The principal reason for the decrease was that in 2006, the company received net proceeds of $380.6 million from the sale of the NUL shares and other assets. Other items affecting cash used for investing activities were the following. Net purchases of investments were $3.0 million for the three months ended March 31, 2007 compared with net purchases of $1.3 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $24.3 million compared with $27.1 million in the year-ago period, capital additions of properties were $19.3 million in 2007 compared with $21.6 million in 2006 and capital additions of outsourcing assets were $39.3 million in 2007 compared with $24.6 million in 2006. Cash provided from investing activities in the three months ended March 31, 2007 includes $28.3 million of proceeds from the sale of the company's media business.

Cash provided by financing activities during the three months ended March 31, 2007 was $5.9 million compared with $2.2 million of cash provided during the three months ended March 31, 2006. The increase was principally due to the receipt of $7.0 million of cash due to employee exercise of stock options during the three months ended March 31, 2007.

At March 31, 2007, total debt was $1.05 billion, a decrease of $1.1 million from December 31, 2006.

The company has a three-year, secured revolving credit facility which expires in 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. Also, the credit facility may be terminated if the 7 7/8% senior notes due 2008 have not been repaid, refinanced or defeased by payment of amounts due to an escrow agent on or prior to January 1, 2008. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of March 31, 2007, there were letters of credit of $47.5 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

At March 31, 2007, the company had an agreement to sell, on an on-going basis, through Unisys Funding Corporation I, a wholly owned subsidiary, interests in up to $300 million of eligible U.S. trade accounts receivable. The receivables are sold at a discount that reflects a margin based on, among other things, the company's then-current S&P and Moody's credit rating. The facility is terminable by the purchasers if the company's corporate rating is below B by S&P or B2 by Moody's and requires the maintenance of certain ratios related to the sold receivables. At March 31, 2007, the company's corporate rating was B+ and B2 by S&P and Moody's, respectively. The facility is renewable annually in November at the purchasers' option until November 2008. At March 31, 2007 and December 31, 2006, the company had sold $110 million and $170 million, respectively, of eligible receivables.

At March 31, 2007, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

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

Stockholders' equity increased $58.9 million during the three months ended March 31, 2007, principally reflecting a decrease in other comprehensive loss due to amortization of postretirement losses recognized in accumulated other comprehensive income and net income of $3.6 million.

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

The company's future results will depend in part on the success of its efforts to control and reduce costs through the development and use of low-cost subsidiaries and low-cost offshore and global sourcing models. Future results will also depend in part on the success of the company's focused investment and sales and marketing strategies. These strategies are based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change.

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

As long-term relationships, outsourcing contracts provide a base of recurring revenue. However, outsourcing contracts are highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing business processes to the new environment. In the early phases of these contracts, gross margins may be lower than in later years when an integrated solution has been implemented, the duplicate costs of transitioning from the old to the new system have been eliminated and the work force and facilities have been rationalized for efficient operations. Future results will depend on the company's ability to effectively and timely complete these implementations, transitions and rationalizations. Future results will also depend on the company's ability to continue to effectively address its challenging outsourcing operations through negotiations or operationally and to fully recover the associated outsourcing assets.

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

Future results will also depend, in part, on market demand for the company's high-end enterprise servers and customer acceptance of the new models introduced in 2006. The company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend, in part, on customer acceptance of new ClearPath systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base.
In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is growth potential in the market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors. Future results of the technology business will also depend, in part, on the successful implementation of the company's arrangements with NEC.

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

Certain of the company's outsourcing agreements require that the company's prices be benchmarked and provide for a downward adjustment to those prices if the pricing for similar services in the market has changed. As a result, anticipated revenues from these contracts may decline.

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

Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.





Part II - OTHER INFORMATION
-------   -----------------

Item 1A.  Risk Factors
-------   ------------

See "Factors that may affect future results" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.

Item 5.  Other Information
------   -----------------

See note (b) of the notes to consolidated financial statements for information on the restructuring charge taken in the first quarter of 2007.

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: May 3, 2007                            By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Joseph M. Munnelly
                                                 ----------------------
                                                 Joseph M. Munnelly
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Bylaws of Unisys Corporation, as amended through February 8, 2007 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated February 8, 2007)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

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