Form 10-Q
period 2007-06-30
UNISYS CORP
filed 2007-08-08
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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


     Number of shares of Common Stock outstanding as of June 30, 2007:
349,948,612.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          June 30,
                                            2007       December 31,
                                         (Unaudited)       2006
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  520.7       $  719.3
Accounts and notes receivable, net         1,045.2        1,164.6
Inventories:
   Parts and finished equipment              101.2           95.0
   Work in process and materials              86.5           81.2
Deferred income taxes                         30.0           30.0
Prepaid expenses and other current assets    173.1          148.4
                                          --------       --------
Total                                      1,956.7        2,238.5
                                          --------       --------

Properties                                 1,294.7        1,233.4
Less-Accumulated depreciation and
  amortization                               943.8          892.1
                                          --------       --------
Properties, net                              350.9          341.3
                                          --------       --------
Outsourcing assets, net                      419.2          401.1
Marketable software, net                     286.8          304.3
Prepaid postretirement assets                308.8          250.1
Deferred income taxes                        191.3          191.3
Goodwill                                     196.8          193.9
Other long-term assets                       121.8          117.4
                                          --------       --------
Total                                     $3,832.3       $4,037.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $     .6       $    1.2
Current maturities of long-term debt         200.3             .5
Accounts payable                             373.3          460.9
Other accrued liabilities                  1,342.1        1,469.1
                                          --------       --------
Total                                      1,916.3        1,931.7
                                          --------       --------
Long-term debt                               849.3        1,049.1
Long-term postretirement liabilities         642.7          667.7
Other long-term liabilities                  426.2          453.6

Stockholders' equity (deficit)
Common stock, shares issued: 2007; 352.1
   2006, 347.5                                 3.5            3.5
Accumulated deficit                       (2,448.7)      (2,386.8)
Other capital                              3,984.2        3,945.1
Accumulated other comprehensive loss      (1,541.2)      (1,626.0)
                                          --------       --------
Stockholders' equity (deficit)                (2.2)         (64.2)
                                          --------       --------
Total                                     $3,832.3       $4,037.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months         Six Months
                                         Ended June 30      Ended June 30
                                      ----------------      ---------------
                                      2007         2006     2007       2006
                                      ----         ----     ----       ----

Revenue
  Services                          $1,208.6    $1,224.5  $2,361.5   $2,400.9
  Technology                           167.1       182.8     362.2      394.2
                                    --------    --------  --------   --------
                                     1,375.7     1,407.3   2,723.7    2,795.1
Costs and expenses
   Cost of revenue:
     Services                          992.2     1,136.3   1,986.1    2,212.8
     Technology                         84.1       108.1     180.8      217.5
                                    --------    --------  --------   --------
                                     1,076.3     1,244.4   2,166.9    2,430.3

Selling, general and administrative    247.4       282.7     492.0      578.1
Research and development                49.5        63.9      91.9      139.2
                                    --------    --------  --------   --------
                                     1,373.2     1,591.0   2,750.8    3,147.6
                                    --------     -------  --------   --------
Operating profit (loss)                  2.5      (183.7)    (27.1)    (352.5)

Interest expense                        18.7        19.1      37.6       38.9
Other income (expense), net             (8.7)        (.7)     16.8      152.7
                                    --------    --------  --------   --------
Loss before income taxes               (24.9)     (203.5)    (47.9)    (238.7)
Provision (benefit) for income taxes    40.6        (8.9)     14.0      (16.2)
                                    --------    --------  --------   --------
Net loss                            $  (65.5)   $ (194.6) $  (61.9)  $ (222.5)
                                    ========    ========  ========   ========
Loss per share
   Basic                            $   (.19)   $   (.57) $   (.18)  $   (.65)
                                    ========    ========  ========   ========
   Diluted                          $   (.19)   $   (.57) $   (.18)  $   (.65)
                                    ========    ========  ========   ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Six Months Ended
                                                         June 30
                                                    ------------------
                                                       2007      2006
                                                    --------   --------

Cash flows from operating activities
Net loss                                           $  (61.9)   $(222.5)
Add (deduct) items to reconcile net loss
   to net cash used for operating activities:
Equity loss                                              -         4.3
Employee stock compensation                             5.5        3.2
Company stock issued for U.S. 401(k) plan              23.0        8.9
Depreciation and amortization of properties            56.9       58.5
Depreciation and amortization of outsourcing assets    70.6       66.7
Amortization of marketable software                    62.1       66.2
Gain on sale of assets                                (23.1)    (153.2)
Increase in deferred income taxes, net                  -        (41.9)
Decrease in receivables, net                          136.0       66.7
(Increase) decrease in inventories                     (9.0)      10.2
(Decrease) increase in accounts payable and other
  accrued liabilities                                (250.5)       8.0
Decrease in other liabilities                         (50.9)     (44.5)
(Increase) decrease in other assets                   (39.9)       1.2
Other                                                    .1        2.2
                                                    -------     ------
Net cash used for operating activities                (81.1)    (166.0)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        3,942.4    3,729.3
   Purchases of investments                        (3,941.0)  (3,731.3)
   Investment in marketable software                  (48.9)     (55.3)
   Capital additions of properties                    (39.8)     (32.7)
   Capital additions of outsourcing assets            (78.5)     (50.1)
   Purchases of businesses                             (1.6)       -
   Proceeds from sale of assets                        27.7      380.6
                                                     -------     -----
Net cash (used for) provided by
  investing activities                               (139.7)     240.5
                                                     -------     -----
Cash flows from financing activities
   Net reduction in short-term borrowings               (.6)      (7.4)
   Proceeds from exercise of stock options             11.3         .9
   Payments of long-term debt                            -       (57.9)
   Cost of credit agreement                              -        (4.6)
                                                    -------     ------
Net cash provided by (used for) financing
   activities                                          10.7      (69.0)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           11.5        7.1
                                                    -------     ------

(Decrease) increase in cash and cash equivalents     (198.6)      12.6
Cash and cash equivalents, beginning of period        719.3      642.5
                                                    -------    -------
Cash and cash equivalents, end of period           $  520.7    $ 655.1
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

a. The following table shows how earnings (loss) per share were computed for the three and six months ended June 30, 2007 and 2006 (dollars in millions, shares in thousands):
                                         Three Months         Six Months
                                         Ended June 30      Ended June 30
                                         -------------      -------------
                                      2007         2006     2007       2006
                                      ----         ----     ----       ----
    Basic Loss Per Share

    Net loss                        $  (65.5)   $  (194.6) $  (61.9) $ (222.5)
                                    ========    =========  ========  ========
    Weighted average shares          348,958      343,414   347,690   342,936
                                    ========    =========  ========  ========
    Basic loss per share            $   (.19)   $    (.57) $   (.18) $   (.65)
                                    ========    =========  ========  ========
    Diluted Loss Per Share

    Net loss                        $  (65.5)   $  (194.6) $  (61.9) $ (222.5)
                                    ========    =========  ========  ========
    Weighted average shares          348,958      343,414   347,690   342,936
    Plus incremental shares
      from assumed conversions
      of employee stock plans           -           -          -         -
                                    --------    ---------  --------  --------
    Adjusted weighted average shares 348,958      343,414   347,690   342,936
                                    ========    =========  ========  ========
    Diluted loss per share          $   (.19)   $    (.57) $   (.18) $   (.65)
                                    ========    =========  ========  ========

At June 30, 2007, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three and six months ended June 30, 2007.

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

As part of the company's continuing repositioning plan to right size its cost structure, during the three months ended June 30, 2007, the company consolidated facility space and committed to an additional reduction of 551 employees. This resulted in a pretax charge in the quarter of $33.3 million. The charge related to work force reductions of $19.8 million is broken down as follows: (a) 425 employees in the U.S. for a charge of $12.0 million and (b) 126 employees outside the U.S. for a charge of $7.8 million. The facility charge of $13.5 million principally relates to leased property that the company ceased using as of June 30, 2007. The facility charge represents the fair value of the liability at the cease-use date and was determined based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $6.8 million; cost of revenue-technology, $.5 million; selling, general and administrative expenses, $16.5 million; research and development expenses, $9.7 million; and other income (expense), net, $.2 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

During the three months ended March 31, 2007, the company committed to a reduction of 966 employees. This resulted in a pretax charge in the March 2007 quarter of $32.7 million, principally related to severance costs. The charge was broken down as follows: (a) 451 employees in the U.S. for a charge of $11.6 million and (b) 515 employees outside the U.S. for a charge of $21.1 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $25.0 million; selling, general and administrative expenses, $2.1 million; research and development expenses, $6.2 million; and other income (expense), net, $.6 million.

The cost reduction actions taken in the first half of 2007 when combined with the 2006 actions bring the total pretax charge to $396.1 million, comprised of $382.6 million for 7,182 work force reductions and $13.5 million for idle lease cost. The combined employee reduction actions are expected to be substantially completed by the end of 2007. During the current quarter, the company took the first steps to consolidate lease space around the world to reflect its recent headcount reductions and its continued move to an increasingly mobile services delivery work force. The company is currently looking at other potential opportunities and may take additional actions later in the year to further consolidate facility space.

For the six months ended June 30, 2007, the pretax charge of $66.0 million was recorded in the following statement of income classifications: cost of revenue-services, $31.8 million; cost of revenue-technology, $.5 million; selling, general and administrative expenses, $18.6 million; research and development expenses, $15.9 million; and other income (expense), net, $.8 million.

On March 31, 2006, the company committed to a reduction of approximately 3,600 employees. This resulted in a pretax charge in the first quarter of 2006 of $145.9 million, principally related to severance costs. The charge was broken down as follows: (a) approximately 1,600 employees in the U.S. for a charge of $50.3 million and (b) approximately 2,000 employees outside the U.S. for a charge of $95.6 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $83.4 million; cost of revenue-technology, $2.0 million; selling, general and administrative expenses, $45.4 million; research and development expenses, $17.6 million; and other income (expense), net, $2.5 million.

During the three months ended June 30, 2006, the company committed to a reduction of approximately 1,900 employees. This resulted in a pretax charge in the second quarter of 2006 of $141.2 million, principally related to severance costs. The charge is broken down as follows: (a) approximately 650 employees in the U.S. for a charge of $22.1 million and (b) approximately 1,250 employees outside the U.S. for a charge of $119.1 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $101.4 million; selling, general and administrative expenses, $28.3 million; research and development expenses, $11.8 million; and other income (expense), net, $.3 million.

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

A further breakdown of the individual components of these costs follows (in millions of dollars):
                                                 Work Force
                                                 Reductions
                                              --------------      Idle
                         Headcount    Total    U.S.    Int'l.  Lease Cost
                         ---------    -----    ----    ------  ----------
Balance at December
 31, 2006                    757     $142.6   $ 26.1   $116.5
Additional provisions      1,517       66.0     23.6     28.9     $13.5
Minority interest                        .8                .8
Utilized                    (911)     (82.3)   (22.4)   (59.9)
Changes in estimates
  and revisions             (110)     (15.7)     6.0    (21.7)
Translation adjustments                 1.7               1.7
                          ------     ------    -----    -----    ------
Balance at June 30, 2007   1,253     $113.1    $33.3   $ 66.3     $13.5
                          ======     ======    =====    =====    ======

Expected future utilization:
2007 remaining six months   1,082     $70.1    $25.1   $ 43.4     $ 1.6
Beyond 2007                   171      43.0      8.2     22.9      11.9

c. In March 2006, the company adopted changes to its U.S. defined benefit pension plans effective December 31, 2006. The changes affected most U.S. employees including senior management and included ending the accrual of future benefits in the company's defined benefit pension plans for employees effective December 31, 2006. No new entrants to the plans are allowed after that date. The changes do not affect the vested accrued pension benefits of current and former employees, including retirees. In addition, effective January 1, 2007, the company increased its matching contribution for its U.S. defined contribution plan to 100 percent of the first 6 percent of eligible pay contributed by plan participants. As a result of the amendment to stop accruals for future benefits in its U.S. defined benefit pension plans, the company recorded a pretax curtailment gain of $45.0 million in the first quarter of 2006.

Net periodic pension expense (income) for the three and six months ended June 30, 2007 and 2006 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended June 30, 2007     Ended June 30, 2006
                                --------------------     -------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   -----    -----    -----   -----

    Service cost             $  11.0  $   -    $ 11.0  $  27.4  $  15.2 $ 12.2
    Interest cost              100.3     69.6    30.7    111.9     84.2   27.7
    Expected return on
      plan assets             (133.3)   (97.3)  (36.0)  (140.7)  (110.3) (30.4)
    Amortization of prior
      service (benefit) cost      .1     -         .1    (  .2)   (  .5)    .3
    Recognized net actuarial
      loss                      33.3     24.4     8.9     42.1     29.9   12.2
                               -----   ------   ------   -----    -----   ----
    Net periodic pension
      expense (income)       $  11.4  $  (3.3)  $14.7   $ 40.5  $  18.5  $22.0
                              ======   ======   ======  ======  =======  =====


                                     Six Months                Six Months
                                Ended June 30, 2007        Ended June 30, 2006
                                -------------------      ----------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                               -----   -----   ------    -----   -----   ------

    Service cost             $  21.8  $    .1   $21.7    $ 57.2  $ 33.6  $ 23.6
    Interest cost              200.1    139.0    61.1     206.8   152.3    54.5
    Expected return on
      plan assets             (266.5)  (194.9)  (71.6)   (260.6) (201.0)  (59.6)
    Amortization of prior
      service (benefit) cost      .3     -         .3       (.5)   (1.0)     .5
    Recognized net actuarial
      loss                      66.3     48.7    17.6      90.5    66.4    24.1
    Curtailment gain             -        -       -       (45.0)  (45.0)    -
                             -------  -------   -----    -------  ------  -----
    Net periodic pension
      expense (income)       $  22.0  $  (7.1)  $29.1    $ 48.4   $ 5.3   $43.1
                             =======  =======   =====    ======   ======  =====

The company currently expects to make cash contributions of approximately $77 million to its worldwide defined benefit pension plans in 2007 compared with $78.0 million in 2006. For the six months ended June 30, 2007 and 2006, $34.3 million and $33.7 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2007.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2007 and 2006 is presented below (in millions of dollars):

                                  Three Months                   Six Months
                                  Ended June 30                 Ended June 30
                                  -------------                 -------------
                                2007         2006             2007          2006
                                ----         ----             ----          ----

    Interest cost               $3.1         $3.2            $ 6.1        $ 6.4
    Expected return on assets    (.2)          -               (.3)         (.1)
    Amortization of prior
      service benefit             -           (.5)              -          (1.0)
    Recognized net actuarial
      loss                       1.3          1.3              2.6          2.6
                                ----         ----             ----        -----
    Net periodic postretirement
      benefit expense           $4.2         $4.0            $ 8.4        $ 7.9
                                ====         ====             ====        =====

The company expects to make cash contributions of approximately $30 million to its postretirement benefit plan in 2007 compared with $26.9 million in 2006. For the six months ended June 30, 2007 and 2006, $16.7 million and $12.7 million, respectively, of cash contributions have been made.

d. In March 2006, the company sold all of the shares it owned in Nihon Unisys, Ltd. (NUL), a publicly traded Japanese company. The company received gross proceeds of $378.1 million and recognized a pretax gain of $149.9 million in the first quarter of 2006. NUL will remain the exclusive distributor of the company's hardware and software in Japan.

In February 2007, the company sold its media business for gross proceeds of $27.7 million and recognized a pretax gain of $23.1 million.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. As of June 30, 2007, the company has granted non-qualified stock options and restricted stock units under these plans. At June 30, 2007, 3.5 million shares of unissued common stock of the company were available for granting under these plans.

For the six months ended June 30, 2007, no stock options were granted. The company currently expects that any future grants of stock option awards will be principally to newly hired individuals.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:
                                                    Six Months Ended June 30,
                                                ----------------------------
                                                       2007          2006
                                                       ----          ----
Weighted-average fair value of grant                   N/A          $2.53
Risk-free interest rate                                N/A           4.35%
Expected volatility                                    N/A          45.88%
Expected life of options in years                      N/A           3.67
Expected dividend yield                                 -              -

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

During the six months ended June 30, 2007 and 2006, the company recorded $5.5 million and $3.2 million of share-based compensation expense, respectively, which is comprised of $5.3 million and $3.0 million of restricted stock unit expense and $.2 million and $.2 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2007 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2006           43,190       $16.44
Granted                  -            -
Exercised             (1,578)        7.13
Forfeited and
   expired            (1,978)       16.87
                      -------
Outstanding at
   June 30, 2007      39,634        16.79            3.76           $19.3
                      ======
Vested and
   expected to
   vest at
   June 30, 2007      39,634        16.79            3.76            19.3
                      ======
Exercisable at
   June 30, 2007      39,164        16.92            3.76            17.9
                      ======

The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the six months ended June 30, 2007 was $2.8 million; the amount for the six months ended June 30, 2006 was immaterial. As of June 30, 2007, $1.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years.

A summary of restricted stock unit activity for the six months ended June 30, 2007 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at
   December 31, 2006                       1,963                  $6.66
Granted                                    3,223                   8.32
Vested                                      (342)                  6.95
Forfeited and expired                       (305)                  5.71
                                            ----
Outstanding at
   June 30, 2007                           4,539                   7.80
                                           =====

The fair value of restricted stock units is determined based on the average of the high and low trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2007 and 2006 was $8.32 and $6.63, respectively. As of June 30, 2007, there was $26.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of restricted share units vested during the six months ended June 30, 2007 and 2006 was $2.9 million and $.8 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2007 and 2006 was $11.3 million and $.9 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2007 and 2006 was $1.3 million and $2.0 million, and $1.8 million and $3.3 million, respectively. The profit on these transactions is eliminated in Corporate.

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

A summary of the company's operations by business segment for the three and six month periods ended June 30, 2007 and 2006 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      June 30, 2007
    ------------------
    Customer revenue         $1,375.7                $1,208.6     $ 167.1
    Intersegment                        $ (47.4)          3.6        43.8
                             --------   --------     --------      ------
    Total revenue            $1,375.7   $ (47.4)     $1,212.2     $ 210.9
                             ========   =======      ========      ======
    Operating income (loss)  $    2.5   $ (27.0)     $   30.7     $  (1.2)
                             ========   =======      ========     =======

    Three Months Ended
      June 30, 2006
    ------------------

    Customer revenue         $1,407.3                $1,224.5     $ 182.8
    Intersegment                        $ (53.2)          3.8        49.4
                             --------   --------     --------     -------
    Total revenue            $1,407.3   $ (53.2)     $1,228.3     $ 232.2
                             ========   =======      ========     =======

    Operating income (loss)  $ (183.7)  $(143.9)     $  (11.6)    $ (28.2)
                             ========   =======      ========     =======


    Six Months Ended
      June 30, 2007
    ----------------

    Customer revenue         $2,723.7               $2,361.5     $ 362.2
    Intersegment                         $ (87.5)        7.5        80.0
                             --------    -------    --------     -------
    Total revenue            $2,723.7    $ (87.5)   $2,369.0     $ 442.2
                             ========    =======    ========     =======
    Operating income (loss)  $  (27.1)   $ (53.1)   $   19.2     $   6.8
                             ========    =======    ========     =======

    Six Months Ended
      June 30, 2006
    ----------------

    Customer revenue         $2,795.1               $2,400.9     $ 394.2
    Intersegment                         $ (95.8)        7.2        88.6
                             --------    --------   --------     -------
    Total revenue            $2,795.1    $ (95.8)   $2,408.1     $ 482.8
                             ========    ========   ========     =======
    Operating income (loss)  $ (352.5)   $(288.7)   $  (22.1)    $ (41.7)
                             ========    ========   ========     =======


Presented below is a reconciliation of total business segment operating income (loss) to consolidated loss before income taxes (in millions of dollars):


                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------

                                   2007       2006           2007        2006
                                   ----       ----           ----        ----
    Total segment operating
       income (loss)             $  29.5    $ (39.8)       $  26.0     $ (63.8)
    Interest expense               (18.7)     (19.1)         (37.6)      (38.9)
    Other income (expense), net     (8.7)       (.7)          16.8       152.7
    Cost reduction charges         (33.3)    (141.2)         (66.0)     (287.1)
    Corporate and eliminations       6.3       (2.7)          12.9        (1.6)
                                 -------    -------        -------     -------
    Total loss before income
      taxes                      $ (24.9)   $(203.5)       $ (47.9)    $(238.7)
                                 =======    =======        =======     =======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------
                                   2007       2006           2007        2006
                                   ----       ----           ----        ----
    Services
     Systems integration
       and consulting            $  370.8    $ 404.0       $  713.4    $  785.3
     Outsourcing                    504.7      471.2          973.8       926.4
     Infrastructure services        224.2      229.5          458.8       454.5
     Core maintenance               108.9      119.8          215.5       234.7
                                 --------   --------       --------    --------
                                  1,208.6    1,224.5        2,361.5     2,400.9
    Technology
     Enterprise-class servers       127.5      145.6          277.9       313.7
     Specialized technologies        39.6       37.2           84.3        80.5
                                 --------   --------       --------    --------
                                    167.1      182.8          362.2       394.2
                                 --------   --------       --------    --------
    Total                        $1,375.7   $1,407.3       $2,723.7    $2,795.1
                                 ========   ========       ========    ========

g. Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 includes the following components (in millions of dollars):


                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------
                                  2007         2006            2007        2006
                                  ----         ----            ----        ----
    Net loss                     $(65.5)    $ (194.6)       $ (61.9)   $ (222.5)
    Other comprehensive income
      (loss)
      Cash flow hedges
        Income (loss)               (.2)         (.4)           (.4)       (.2)
        Reclassification adj.        .3           .2             .4          -
      Foreign currency
       translation adjustments     24.3         (1.7)          29.4      (12.2)
      Postretirement adjustments   23.2           -            55.4     1,446.0
                                  ------     -------         ------     -------
    Total other comprehensive
      income (loss)                 47.6        (1.9)          84.8     1,433.6
                                 -------     -------        -------    --------
    Comprehensive income (loss)  $ (17.9)    $(196.5)       $  22.9    $1,211.1
                                 =======     =======        =======    ========

    Accumulated other comprehensive income (loss) as of December 31, 2006 and June 30, 2007 is as follows (in millions of dollars):

                                                          Cash
                                            Translation   Flow   Postretirement
                                     Total  Adjustments  Hedges     Plans
                                     -----  -----------  ------  -------------
    Balance at December 31, 2006  $(1,626.0)  $(633.1)   $  -      $  (992.9)

    Change during period               84.8      29.4       -           55.4
                                   --------   -------    ------    ---------

    Balance at June 30, 2007      $(1,541.2)  $(603.7)   $  -      $  (937.5)
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

                                     Three Months               Six Months
                                    Ended June 30              Ended June 30
                                    -------------              -------------

                                    2007       2006          2007        2006
                                    ----       ----          ----        ----

    Balance at beginning of
      period                     $   8.5    $    9.3      $   8.2      $  8.0

    Accruals for warranties
      issued during the period       1.1         2.1          2.5         5.0

    Settlements made during
      the period                    (1.4)       (2.4)        (3.8)       (4.8)

    Changes in liability for
      pre-existing warranties
      during the period,
      including expirations           .4         (.1)         1.7          .7
                                 -------     -------      -------      ------
    Balance at June 30           $   8.6     $   8.9      $   8.6      $  8.9
                                 =======     =======      =======      ======

i. Net cash refunds received during the six months ended June 30, 2007 for income taxes was $30.1 million compared with net cash paid for income taxes during the six months ended June 30, 2006 of $47.4 million.

Cash paid during the six months ended June 30, 2007 and 2006 for interest was $41.8 million and $49.0 million, respectively.

During the six months ended June 30, 2007, the company financed $22.7 million of internal use software licenses.


j. Effective January 1, 2007, the company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 did not have a material impact on the company's consolidated results of operations and financial position. See note (l).

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reportable in earnings. The provisions of SFAS No. 159 shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. SFAS No. 159 should not be applied retrospectively to fiscal years beginning prior to the effective date. The company is currently evaluating whether it will adopt the provisions of SFAS No. 159, and if adopted, what effect adoption of SFAS No. 159 will have on the company's consolidated results of operations and financial position.

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


l. Effective January 1, 2007, the company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 did not have a material impact on the company's consolidated results of operations and financial position.

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

The company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its consolidated statements of income. The company had an accrual of $11.4 million for the payment of penalties and interest at June 30, 2007 and $10.3 million at December 31, 2006. The increase in the liability of $1.1 million was recognized as part of the company's income tax provision during the six months ended June 30, 2007.

As of December 31, 2006, the company had $38.3 million of a liability for unrecognized tax benefits. In March 2007, the company settled an income tax audit in the Netherlands and as a result, recorded a tax benefit of $39.4 million and received a refund, including interest, of approximately $58 million during the second quarter of 2007.

After the settlement discussed above, the company had $13.4 million of a liability for unrecognized tax benefits as of June 30, 2007, all of which, if recognized, would affect the company's effective tax rate. The company does not currently expect that the total amount of unrecognized tax benefits at June 30, 2007 will significantly increase or decrease within the next 12 months.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Overview

For the six months ended June 30, 2007, the company reported a net loss of $61.9 million, or $.18 per share, compared with a net loss of $222.5 million, or $.65 per share, for the six months ended June 30, 2006. The current six-month period includes pretax charges relating to cost reduction actions of $66.0 million compared with $287.1 million in the prior six-month period.

During the first half of 2007, the company:

* recorded cost reduction charges of $66.0 million for 1,517 personnel reductions and idle facility costs (see note (b));

* continued its program to divest non-core assets by selling its media business for cash proceeds of approximately $28 million (see note (d)); and

* settled a Netherlands income tax audit and, as a result, recorded a tax benefit of approximately $39 million and received a cash refund, including interest, of approximately $58 million (see note (l)).

Results of operations

Company results

For the three months ended June 30, 2007, the company reported a net loss of $65.5 million, or $.19 per share, compared with a net loss of $194.6 million, or $.57 per share, for the three months ended June 30, 2006. The current period includes pretax charges relating to cost reduction actions of $33.3 million compared with $141.2 million in the prior-year period.

Revenue for the quarter ended June 30, 2007 was $1.38 billion compared with $1.41 billion for the second quarter of 2006, a decrease of 2% from the prior year. This decrease was principally due to a decrease of 9% in Technology revenue and a decrease of 1% in Services revenue. Foreign currency had a 3-percentage-point positive impact on revenue in the current period compared with the year-ago period. U.S. revenue declined 7% in the quarter compared with the year-ago period, principally driven by continued weakness in systems integration and consulting. Revenue in international markets increased 2% due to increases in Europe, Latin America (excluding Brazil), South Pacific and Asia, offset in part by decreases in Japan and Brazil. On a constant currency basis, international revenue declined 4% in the three months ended June 30, 2007 compared with the three months ended June 30, 2006.

As part of the company's continuing repositioning plan to right size its cost structure, during the three months ended June 30, 2007, the company consolidated facility space and committed to an additional reduction of 551 employees. This resulted in a pretax charge in the quarter of $33.3 million. The $19.8 million charge related to work force reductions is broken down as follows: (a) 425 employees in the U.S. for a charge of $12.0 million and (b) 126 employees outside the U.S. for a charge of $7.8 million. The facility charge of $13.5 million principally relates to leased property that the company ceased using as of June 30, 2007. The facility charge represents the fair value of the liability at the cease-use date and was determined based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $6.8 million; cost of revenue-technology, $.5 million; selling, general and administrative expenses, $16.5 million; research and development expenses, $9.7 million; and other income (expense), net, $.2 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

The cost reduction actions taken in the first half of 2007, when combined with the 2006 actions, bring the total pretax charge to $396.1 million, comprised of $382.6 million for 7,182 work force reductions and $13.5 million for idle lease cost. The combined employee reduction actions are expected to be substantially completed by the end of 2007. Net of investments in offshore resources and outsourcing of certain internal, non-client facing functions, the company anticipates that these combined actions will yield, on a run-rate basis, annualized cost savings in excess of $340 million by the second half of 2007 and in excess of $365 million by the first half of 2008. During the current quarter, the company took the first steps to consolidate lease space around the world to reflect its recent headcount reductions and its continued move to an increasingly mobile services delivery work force. The company is currently looking at other potential opportunities and may take additional actions later in the year to further consolidate facility space.

During the three months ended June 30, 2006, the company committed to a reduction of approximately 1,900 employees. This resulted in a pretax charge in the second quarter of 2006 of $141.2 million, principally related to severance costs. The charge is broken down as follows: (a) approximately 650 employees in the U.S. for a charge of $22.1 million and (b) approximately 1,250 employees outside the U.S. for a charge of $119.1 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $101.4 million; selling, general and administrative expenses, $28.3 million; research and development expenses, $11.8 million; and other income (expense), net, $.3 million.

In March 2006, the company adopted changes to its U.S. defined benefit pension plans effective December 31, 2006. The changes affected most U.S. employees and senior management and included ending the accrual of future benefits in the company's defined benefit pension plans for employees effective December 31, 2006. No new entrants to the plans are allowed after that date. The changes do not affect the vested accrued pension benefits of current and former employees, including retirees. In addition, effective January 1, 2007, the company increased its matching contribution for its U.S. defined contribution plan to 100 percent of the first 6 percent of eligible pay contributed by plan participants. As a result of the amendment to stop accruals for future benefits in its U.S. defined benefit pension plans, the company recorded a pretax curtailment gain of $45.0 million in the first quarter of 2006.

Pension expense for the three months ended June 30, 2007 was $11.4 million compared with $40.5 million for the three months ended June 30, 2006. The decrease was principally due to the change in the U.S. defined benefit pension plans. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 21.8% in the three months ended June 30, 2007 compared with 11.6% in the three months ended June 30, 2006. Included in the gross profit margin in 2007 and 2006 were cost reduction charges of $7.3 million and $101.4 million, respectively. The increase in gross profit margin excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $20.8 million ($8.4 million for the three months ended June 30, 2007 compared with $29.2 million in the year-ago period).

Selling, general and administrative expenses were $247.4 million for the three months ended June 30, 2007 (18.0% of revenue) compared with $282.7 million (20.1% of revenue) in the year-ago period. Included in selling, general and administrative expense in 2007 and 2006 were cost reduction charges of $16.5 million and $28.3 million, respectively. The decrease in selling, general and administrative expense excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $5.3 million ($3.2 million for the three months ended June 30, 2007 compared with $8.5 million in the year-ago period).

Research and development (R&D) expenses in the second quarter of 2007 were $49.5 million compared with $63.9 million in the second quarter of 2006. The company continues to invest in proprietary operating systems and in key programs within its industry practices. Included in R&D expense in 2007 and 2006 were cost reduction charges of $9.7 million and $11.8 million, respectively. The reduction in R&D in 2007 compared with 2006, excluding these charges, principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $3.0 million ($.2 million income for the three months ended June 30, 2007 compared with expense of $2.8 million in the year-ago period).

For the second quarter of 2007, the company reported a pretax operating profit of $2.5 million compared with a pretax operating loss of $183.7 million in the second quarter of 2006. The principal items affecting the comparison of 2007 with 2006 were a $33.5 million and a $141.5 million charge in 2007 and 2006, respectively, relating to the cost reduction actions, as well as the benefits derived from the cost reduction actions. Contributing to the increase in operating profit was a decline in pension expense of $29.1 million ($11.4 million for the three months ended June 30, 2007 compared with $40.5 million in the year-ago period).

Interest expense for the three months ended June 30, 2007 was $18.7 million compared with $19.1 million for the three months ended June 30, 2006.

Other income (expense), net, which can vary from period to period, was expense of $8.7 million in the second quarter of 2007, compared with expense of $.7 million in 2006. The difference in 2007 from 2006 was principally due to expense of $6.1 million in the current quarter compared with expense of $2.2 million in last year's second quarter related to minority shareholders' portion of income of iPSL, a 51% owned subsidiary which is fully consolidated by the company. The change was due to increased profit from iPSL resulting from the renegotiated contract in January 2006 and benefits derived from cost reduction actions. Additionally, lower interest income in the current quarter ($6.5 million compared with $8.7 million in the prior-year quarter) due to reduced cash levels contributed to the increase in expense.

Income (loss) before income taxes for the three months ended June 30, 2007 was a loss of $24.9 million compared with a loss of $203.5 million in 2006. The provision for income taxes was $40.6 million in the current quarter compared with a benefit of $8.9 million in the year-ago period. Due to the establishment of a full valuation allowance for all of the company's U.S. deferred tax assets and certain international subsidiaries in the third quarter of 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income. In the current quarter, income increased in certain international jurisdictions where the company still provides for income taxes due in large part to profit improvement caused by the company's cost reduction actions.

For the six months ended June 30, 2007, the company reported a net loss of $61.9 million, or $.18 per share, compared with a net loss of $222.5 million, or $.65 per share, for the six months ended June 30, 2006. The current six-month period includes pretax charges relating to cost reduction actions of $66.0 million compared with $287.1 million in the prior six-month period.

Total revenue for the six months ended June 30, 2007 and 2006 was $2.72 billion and $2.80 billion, respectively. Foreign currency translations had a 3-percentage-point positive impact on revenue in the current six months when compared with the year-ago period. In the current six-month period, Services revenue decreased 2% and Technology revenue decreased 8%.

U.S. revenue declined 5% in the current six-month period compared with the year-ago period and revenue in international markets decreased 1%. On a constant currency basis, international revenue decreased 7% in the six months ended June 30, 2007.

Pension expense for the six months ended June 30, 2007 was $22.0 million compared with $48.4 million of pension expense for the six months ended June 30, 2006. The decrease in pension expense in 2007 from 2006 was principally due to the change in the U.S. defined benefit pension plans, discussed above.

Total gross profit margin was 20.4% in the six months ended June 30, 2007
compared with 13.1% in the year-ago period.   Included in the gross profit
margin in 2007 and 2006 were cost reduction charges of $32.3 million and $186.8 million, respectively. The increase in gross profit margin excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $20.6 million ($16.3 million for the six months ended June 30, 2007 compared with $36.9 million in the year-ago period).

For the six months ended June 30, 2007, selling, general and administrative expenses were $492.0 million (18.1% of revenue) compared with $578.1 million (20.7% of revenue) for the six months ended June 30, 2006. Included in selling, general and administrative expense in 2007 and 2006 were cost reduction charges of $18.6 million and $73.7 million, respectively. The decrease in selling, general and administrative expense excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $4.1 million ($6.2 million for the six months ended June 30, 2007 compared with $10.3 million in the year-ago period).

R&D expense for the six months ended June 30, 2007 was $91.9 million compared with $139.2 million a year ago. Included in R&D expense in 2007 and 2006 were cost reduction charges of $15.9 million and $29.4 million, respectively. The reduction in R&D in 2007 compared with 2006 excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $1.7 million ($.5 million income for the six months ended June 30, 2007 compared with $1.2 million of expense in the year-ago period).

For the six months ended June 30, 2007, the company reported an operating loss of $27.1 million compared with an operating loss of $352.5 million for the six months ended June 30, 2006. The principal items affecting the comparison of 2007 with 2006 were a $66.8 million and a $289.9 million charge in 2007 and 2006, respectively, relating to the cost reduction actions, as well as the benefits derived from the cost reduction actions. Contributing to the increase in operating profit was a decline in pension expense of $26.4 million ($22.0 million for the six months ended June 30, 2007 compared with $48.4 million in the year-ago period).

Interest expense for the six months ended June 30, 2007 was $37.6 million compared with $38.9 million for the six months ended June 30, 2006.

Other income (expense), net was income of $16.8 million in the current six-month period compared with income of $152.7 million in the year-ago period. Other income (expense) in 2007 principally reflects a gain of $23.1 million on the sale of the company's media business and 2006 principally reflects a gain of $149.9 million from the sale of all of the company's shares in NUL (see note
(d)).

Income (loss) before income taxes was a loss of $47.9 million in the six months ended June 30, 2007 compared with a loss of $238.7 million last year. The provision for income taxes was $14.0 million in the current period compared with a benefit of $16.2 million in the year-ago period. The tax provision in the current six-month period includes a $39.4 million benefit related to the Netherlands income tax audit settlement (see note (l)).

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three and six months ended June 30, 2007 and 2006 was $1.3 million and $2.0 million, and $1.8 million and $3.3 million, respectively. The profit on these transactions is eliminated in Corporate.

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


Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2007
------------------
Customer revenue          $1,375.7                  $1,208.6     $167.1
Intersegment                           $(47.4)           3.6       43.8
                          --------     -------      --------     ------
Total revenue             $1,375.7     $(47.4)      $1,212.2     $210.9
                          ========     =======      ========     ======
Gross profit percent          21.8 %                    17.3 %     43.3 %
                          ========                  ========     ======
Operating profit
  (loss) percent                .2 %                     2.5 %      (.6)%
                          ========                  ========     ======

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

In the Services segment, customer revenue was $1.21 billion for the three months ended June 30, 2007 compared with $1.22 billion for the three months ended June 30, 2006. Foreign currency translation had a 4-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period. Revenue in the second quarter of 2007 declined 1% compared with 2006, principally due to an 8% decrease in systems integration and consulting revenue ($370.8 million in 2007 compared with $404.0 million in 2006), a 9% decrease in core maintenance revenue ($108.9 million in 2007 compared with $119.8 million in 2006), and a 2% decrease in infrastructure services ($224.2 million in 2007 compared with $229.5 million in 2006), offset in part by a 7% increase in outsourcing ($504.7 million in 2007 compared with $471.2 million in 2006). Services gross profit was 17.3% in the second quarter of 2007 compared with 14.3% in the year-ago period. Services operating income (loss) percent was 2.5% in the three months ended June 30, 2007 compared with (.9)% in the three months ended June 30, 2006. The increase in Services operating profit margin principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $24.1 million ($11.3 million for the three months ended June 30, 2007 compared with $35.4 million in the year-ago period). During the quarter, the company continued to experience lower volume in systems integration and consulting, and higher temporary contract labor costs primarily due to changes and disruptions associated with the repositioning program. The company is currently addressing these issues.

In the Technology segment, customer revenue was $167 million in the current quarter compared with $183 million in the year-ago period. Foreign currency translation had a positive impact of approximately 1-percentage point on Technology revenue in the current period compared with the prior-year period. Revenue in the three months ended June 30, 2007 was down 9% from the three months ended June 30, 2006, due to a 12% decrease in sales of enterprise-class servers ($127.5 million in 2007 compared with $145.6 million in 2006) offset in part by a 6% increase in sales of specialized technology products ($39.6 million in 2007 compared with $37.2 million in 2006). Technology gross profit was 43.3% in the current quarter compared with 37.6% in the year-ago quarter. Technology operating income (loss) percent was (.6)% in the three months ended June 30, 2007 compared with (12.2)% in the three months ended June 30, 2006. The increase in Technology operating profit margin principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $4.9 million ($.1 million for the three months ended June 30, 2007 compared with $5.0 million in the year-ago period). The decline in revenue in 2007 compared with 2006 primarily reflected the continuing secular decline in enterprise servers.

New accounting pronouncements

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.


Financial condition

Cash and cash equivalents at June 30, 2007 were $520.7 million compared with $719.3 million at December 31, 2006.

During the six months ended June 30, 2007, cash used for operations was $81.1 million compared with cash used of $166.0 million for the six months ended June 30, 2006. The current-year period included a tax refund of approximately $58 million. Cash expenditures in the current period related to the current year and prior-year restructuring actions (which are included in operating activities) were approximately $86.7 million compared with $39.6 million for the prior-year period. Cash expenditures for the current-year and the prior-year restructuring actions are expected to be approximately $75.1 million for the remainder of 2007, resulting in an expected cash expenditure of approximately $161.8 million in 2007 compared with $198 million in 2006. In addition, there was a reduction in the amount of receivables sold in the company's U.S. securitization. At June 30, 2007 and December 31, 2006, receivables of $125 million and $170 million, respectively, were sold under the company's U.S. securitization.

Cash used for investing activities for the six months ended June 30, 2007 was $139.7 million compared with $240.5 million of cash provided during the six months ended June 30, 2006. The principal reason for the decrease was that in 2006, the company received net proceeds of $380.6 million from the sale of the NUL shares and other assets. In the current period, the investment in marketable software was $48.9 million compared with $55.3 million in the year-ago period, capital additions of properties were $39.8 million in 2007 compared with $32.7 million in 2006 and capital additions of outsourcing assets were $78.5 million in 2007 compared with $50.1 million in 2006. The increase in capital expenditures for outsourcing assets reflects higher expenditures on outsourcing projects as the company began new client projects. During the six months ended June 30, 2007, the company financed $22.7 million of internal use software licenses.

Cash provided by financing activities during the six months ended June 30, 2007 was $10.7 million compared with $69.0 million of cash used during the six months ended June 30, 2006. The prior-year period includes a cash expenditure of $57.9 million to retire at maturity all of the company's remaining 8 1/8% senior notes. The current-year period includes $11.3 million of cash received due to employee exercise of stock options during the six months ended June 30, 2007 compared with $.9 million in the prior-year period.

At June 30, 2007, total debt was $1.05 billion, unchanged from December 31,
2006.

The company has a three-year, secured revolving credit facility which expires in 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. Also, the credit facility may be terminated if the 7 7/8% senior notes due 2008 have not been repaid, refinanced or defeased by payment of amounts due to an escrow agent on or prior to January 1, 2008. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of June 30, 2007, there were letters of credit of $45.5 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

At June 30, 2007, the company had an agreement to sell, on an on-going basis, through Unisys Funding Corporation I, a wholly owned subsidiary, interests in up to $300 million of eligible U.S. trade accounts receivable. The receivables are sold at a discount that reflects a margin based on, among other things, the company's then-current S&P and Moody's credit rating. The facility is terminable by the purchasers if the company's corporate rating is below B by S&P or B2 by Moody's and requires the maintenance of certain ratios related to the sold receivables. At June 30, 2007, the company's corporate rating was B+ and B2 by S&P and Moody's, respectively. The facility is renewable annually in November at the purchasers' option until November 2008. At June 30, 2007 and December 31, 2006, the company had sold $125 million and $170 million, respectively, of eligible receivables.

At June 30, 2007, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

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

Stockholders' equity increased $62.0 million during the six months ended
June 30, 2007, principally reflecting a decrease in other comprehensive loss due to amortization of postretirement losses recognized in accumulated other comprehensive income, offset in part by a net loss of $61.9 million.


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

Statements in this report regarding the company's cost reduction plan are subject to the risk that the company may not implement the planned headcount reductions, increase its offshore resources, or reduce its use of third-party contract labor as quickly as currently planned. All of these factors could affect the timing of anticipated cost savings. The amount of anticipated cost savings is also subject to currency exchange rate fluctuations with regard to actions taken outside the U.S.

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

Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - OTHER INFORMATION
-------   -----------------

Item 1A.  Risk Factors
-------   ------------

See "Factors that may affect future results" in Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a) The company's 2007 Annual Meeting of Stockholders (the "Annual Meeting") was held on April 26, 2007 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   (1) Election of Directors as follows:

   Henry C. Duques - 309,811,117 votes for; 12,414,882 votes withheld

   Clayton M. Jones - 309,618,973 votes for; 12,607,026 votes withheld

   Theodore E. Martin - 308,556,030 votes for; 13,659,969 votes withheld

   (2) Ratification of the selection of the company's independent registered public accounting firm for 2007 - 316,358,692 votes for; 3,488,294 votes against; 2,379,015 abstentions.

   (3) Approval of the Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan - 211,375,645 votes for; 58,785,518 votes against; 2,885,245 abstentions; 49,179,593 broker non-votes.

   (4) Consideration and vote upon a stockholder proposal to provide a report concerning political contributions by the company - 110,229,306 votes for; 105,613,155 votes against; 57,203,947 abstentions; 49,179,593 broker non-votes.

   (5) Consideration and vote upon a stockholder proposal requesting the Board of Directors to issue a sustainability report relating to the company's social and environmental practices - 17,267,505 votes for; 200,272,719 votes against; 55,506,184 abstentions; 49,179,593 broker non-votes.


Item 5.  Other Information
------   -----------------

See note (b) of the notes to consolidated financial statements for information on the restructuring charge taken in the second quarter of 2007.

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: August 6, 2007                         By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Joseph M. Munnelly
                                                 ----------------------
                                                 Joseph M. Munnelly
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Bylaws of Unisys Corporation, as amended through February 8, 2007 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated February 8, 2007)

10 Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix A to the registrant's Proxy Statement, dated March 15, 2007, for its 2007 annual meeting of stockholders)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

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