Form 10-Q
period 2007-09-30
UNISYS CORP
filed 2007-11-09
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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


     Number of shares of Common Stock outstanding as of September 30, 2007:
351,525,102.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                        September 30,
                                            2007       December 31,
                                         (Unaudited)       2006
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  448.5       $  719.3
Accounts and notes receivable, net         1,093.0        1,164.6
Inventories:
   Parts and finished equipment               99.9           95.0
   Work in process and materials              96.0           81.2
Deferred income taxes                         30.0           30.0
Prepaid expenses and other current assets    155.1          148.4
                                          --------       --------
Total                                      1,922.5        2,238.5
                                          --------       --------

Properties                                 1,320.1        1,233.4
Less-Accumulated depreciation and
  amortization                               982.7          892.1
                                          --------       --------
Properties, net                              337.4          341.3
                                          --------       --------
Outsourcing assets, net                      426.1          401.1
Marketable software, net                     282.7          304.3
Prepaid postretirement assets                338.2          250.1
Deferred income taxes                        182.4          191.3
Goodwill                                     199.3          193.9
Other long-term assets                       124.9          117.4
                                          --------       --------
Total                                     $3,813.5       $4,037.9
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $    -         $    1.2
Current maturities of long-term debt         200.3             .5
Accounts payable                             420.9          460.9
Other accrued liabilities                  1,286.2        1,469.1
                                          --------       --------
Total                                      1,907.4        1,931.7
                                          --------       --------
Long-term debt                               849.4        1,049.1
Long-term postretirement liabilities         629.7          667.7
Other long-term liabilities                  414.0          453.6

Stockholders' equity (deficit)
Common stock, shares issued: 2007, 353.7;
   2006, 347.5                                 3.5            3.5
Accumulated deficit                       (2,479.7)      (2,386.8)
Other capital                              3,999.7        3,945.1
Accumulated other comprehensive loss      (1,510.5)      (1,626.0)
                                          --------       --------
Stockholders' equity (deficit)                13.0          (64.2)
                                          --------       --------
Total                                     $3,813.5       $4,037.9
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                        Three Months          Nine Months
                                     Ended September 30    Ended September 30
                                     ------------------    ------------------
                                      2007         2006     2007       2006
                                      ----         ----     ----       ----

Revenue
  Services                          $1,217.6    $1,217.6  $3,579.1   $3,618.5
  Technology                           175.5       192.5     537.7      586.7
                                    --------    --------  --------   --------
                                     1,393.1     1,410.1   4,116.8    4,205.2
Costs and expenses
   Cost of revenue:
     Services                          994.5     1,058.9   2,980.6    3,271.7
     Technology                         89.5        92.5     270.3      310.0
                                    --------    --------  --------   --------
                                     1,084.0     1,151.4   3,250.9    3,581.7

Selling, general and administrative    225.8       256.1     717.8      834.2
Research and development                39.7        45.5     131.6      184.7
                                    --------    --------  --------   --------
                                     1,349.5     1,453.0   4,100.3    4,600.6
                                    --------     -------  --------   --------
Operating profit (loss)                 43.6       (42.9)     16.5     (395.4)

Interest expense                        18.5        19.0      56.1       57.9
Other income (expense), net            (19.3)         .4      (2.5)     153.1
                                    --------    --------  --------   --------
Income (loss) before income taxes        5.8       (61.5)    (42.1)    (300.2)
Provision (benefit) for income taxes    36.8        16.0      50.8        (.2)
                                    --------    --------  --------   --------
Net loss                            $  (31.0)   $  (77.5) $  (92.9)  $ (300.0)
                                    ========    ========  ========   ========
Loss per share
   Basic                            $   (.09)   $   (.23) $   (.27)  $   (.87)
                                    ========    ========  ========   ========
   Diluted                          $   (.09)   $   (.23) $   (.27)  $   (.87)
                                    ========    ========  ========   ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Nine Months Ended
                                                       September 30
                                                    ------------------
                                                       2007      2006
                                                    --------   --------

Cash flows from operating activities
Net loss                                           $  (92.9)   $(300.0)
Add (deduct) items to reconcile net loss
   to net cash used for operating activities:
Equity loss                                              -         4.3
Employee stock compensation                             8.6        4.8
Company stock issued for U.S. 401(k) plan              34.3       13.4
Depreciation and amortization of properties            83.9       88.1
Depreciation and amortization of outsourcing assets   102.4      100.5
Amortization of marketable software                    90.1       98.7
Gain on sale of assets                                (23.4)    (153.2)
Decrease (increase) in deferred income taxes, net       8.9      (44.0)
Decrease in receivables, net                          111.7        8.0
(Increase) decrease in inventories                    (15.6)       5.2
(Decrease) increase in accounts payable and other
  accrued liabilities                                (286.8)      69.8
Decrease in other liabilities                         (68.8)     (64.8)
(Increase) decrease in other assets                   (28.7)      21.2
Other                                                   2.1        9.3
                                                    -------     ------
Net cash used for operating activities                (74.2)    (138.7)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        5,785.7    5,617.8
   Purchases of investments                        (5,793.4)  (5,620.7)
   Investment in marketable software                  (73.0)     (81.2)
   Capital additions of properties                    (56.4)     (48.2)
   Capital additions of outsourcing assets           (108.4)     (68.9)
   Purchases of businesses                             (2.0)       -
   Proceeds from sale of assets                        28.0      380.6
                                                     -------     ------
Net cash (used for) provided by
  investing activities                               (219.5)     179.4
                                                    -------     ------
Cash flows from financing activities
   Net reduction in short-term borrowings              (1.1)     (17.3)
   Proceeds from exercise of stock options             12.3         .9
   Dividends paid to minority shareholders             (5.8)        -
   Payments of long-term debt                            -       (57.9)
   Cost of credit agreement                              -        (4.6)
                                                    -------     ------
Net cash provided by (used for) financing activities    5.4      (78.9)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           17.5        7.7
                                                    -------     ------

(Decrease) increase in cash and cash equivalents     (270.8)     (30.5)
Cash and cash equivalents, beginning of period        719.3      642.5
                                                    -------    -------
Cash and cash equivalents, end of period           $  448.5    $ 612.0
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

a. The following table shows how the loss per share was computed for the three and nine months ended September 30, 2007 and 2006 (dollars in millions, shares in thousands):
                                         Three Months         Nine Months
                                       Ended September 30  Ended September 30
                                       ----------------    -----------------
                                      2007         2006     2007       2006
                                      ----         ----     ----       ----
    Basic Loss Per Share:
    Net loss                        $  (31.0)   $   (77.5) $  (92.9)$  (300.0)
                                    ========    =========  ========  ========
    Weighted average shares          350,765      344,182   348,715   343,351
                                    ========    =========  ========  ========
    Basic loss per share            $   (.09)   $    (.23) $   (.27) $   (.87)
                                    ========    =========  ========  ========
    Diluted Loss Per Share:
    Net loss                        $  (31.0)   $  (77.5) $   (92.9) $ (300.0)
                                    ========    =========  ========  ========
    Weighted average shares          350,765      344,182   348,715   343,351
    Plus incremental shares
      from assumed conversions
      of employee stock plans           -             -         -         -
                                    --------    ---------  --------  --------
    Adjusted weighted average shares 350,765      344,182   348,715   343,351
                                    ========    =========  ========  ========
    Diluted loss per share          $   (.09)   $    (.23) $   (.27) $   (.87)
                                    ========    =========  ========  ========

At September 30, 2007, no shares related to employee stock plans were included in the computation of diluted earnings per share since inclusion of these shares would be antidilutive because of the net loss incurred in the three and nine months ended September 30, 2007.

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

During the three months ended September 30, 2007, the company did not record additional cost reduction charges.

During the three months ended September 30, 2006, the company committed to a reduction of approximately 100 employees outside the U.S. that resulted in a pretax charge in the third quarter of 2006 of $36.4 million, principally related to severance costs. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $28.1 million and selling, general and administrative expenses, $8.3 million.

During the nine months ended September 30, 2007, the company consolidated facility space and committed to an additional reduction of 1,517 employees. This resulted in a pretax charge of $66.0 million. The charge related to work force reductions of $52.5 million is broken down as follows: (a) 876 employees in the U.S. for a charge of $23.6 million and (b) 641 employees outside the U.S. for a charge of $28.9 million. The facility charge of $13.5 million principally relates to leased property that the company ceased using as of June 30, 2007. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $31.8 million; cost of revenue-technology, $.5 million; selling, general and administrative expenses, $18.6 million; research and development expenses, $15.9 million; and other income (expense), net, $.8 million.

The cost reduction actions taken in the first nine months of 2007 when combined with the 2006 actions bring the total pretax charge to $396.1 million, comprised of $382.6 million for 7,182 work force reductions and $13.5 million for idle lease cost. The combined employee reduction actions are expected to be substantially completed by the end of 2007. Given the company's recent headcount reductions and its continued move to an increasingly mobile services delivery workforce, the company is currently looking at potential cost saving opportunities and may take additional actions in the fourth quarter to further consolidate facility space.

For the nine months ended September 30, 2006, a pretax charge of $323.5 million was recorded in the following statement of income classifications: cost of revenue-services, $212.9 million; cost of revenue-technology, $2.0 million; selling, general and administrative expenses, $82.0 million; research and development expenses, $29.4 million; and other income (expense), net, $2.8 million.

A further breakdown of the individual components of these costs follows (in millions of dollars):

                                                 Work Force
                                                 Reductions
                                              --------------      Idle
                         Headcount    Total    U.S.    Int'l.  Lease Cost
                         ---------    -----    ----    ------  ----------
Balance at December
 31, 2006                    757     $142.6   $ 26.1   $116.5
Additional provisions      1,517       66.0     23.6     28.9    $ 13.5
Minority interest                        .8                .8
Utilized                  (1,220)    (117.2)   (33.2)   (82.7)     (1.3)
Changes in estimates
  and revisions             (126)     (17.4)     6.3    (23.0)      (.7)
Translation adjustments                 3.6               3.3        .3
                          ------     ------    -----    -----    ------
Balance at Sept. 30, 2007    928     $ 78.4    $22.8   $ 43.8    $ 11.8
                          ======     ======    =====    =====    ======
Expected future utilization:
2007 remaining three months  410      $22.2    $ 8.0   $ 13.4     $  .8
Beyond 2007                  518       56.2     14.8     30.4      11.0


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

Net periodic pension expense (income) for the three and nine months ended September 30, 2007 and 2006 is presented below (in millions of dollars):

                                     Three Months             Three Months
                               Ended September 30, 2007 Ended September 30, 2006
                               -----------------------  -----------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   -----    -----    -----   -----

    Service cost             $  11.4  $    .1  $ 11.3  $  26.0  $  13.9 $ 12.1
    Interest cost              101.0     69.5    31.5     91.7     63.0   28.7
    Expected return on
      plan assets             (134.5)   (97.4)  (37.1)  (114.2)   (83.1) (31.1)
    Amortization of prior
      service (benefit) cost      .1      -        .1    (  .4)   (  .5)    .1
    Recognized net actuarial
      loss                      33.4     24.3     9.1     40.3     27.5   12.8
                               -----   ------   -----    -----    -----  -----
    Net periodic pension
      expense (income)       $  11.4  $  (3.5) $ 14.9   $ 43.4  $  20.8 $ 22.6
                              ======   ======  ======   ======  ======= ======

                                 Nine Months                Nine Months
                              Ended September 30, 2007  Ended September 30, 2006
                              -----------------------   ------------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                               -----   -----   ------    -----   -----   ------
    Service cost             $  33.2  $    .2   $33.0    $ 83.2  $ 47.5  $ 35.7
    Interest cost              301.1    208.5    92.6     298.5   215.3    83.2
    Expected return on
      plan assets             (401.0)  (292.3) (108.7)   (374.8) (284.1)  (90.7)
    Amortization of prior
      service (benefit) cost      .4      -        .4       (.9)   (1.5)     .6
    Recognized net actuarial
      loss                      99.7     73.0    26.7     130.8    93.9    36.9
    Curtailment gain                                      (45.0)  (45.0)
                             -------  -------   -------  -------  ------  -----
    Net periodic pension
      expense (income)       $  33.4  $ (10.6)   $44.0   $ 91.8    $26.1  $65.7
                             =======  =======   =======  ======   ======  =====

The company currently expects to make cash contributions of approximately $75 million to its worldwide defined benefit pension plans in 2007 compared with $78.0 million in 2006. For the nine months ended September 30, 2007 and 2006, $52.6 million and $53.3 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2007.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2007 and 2006 is presented below (in millions of dollars):
                                    Three Months                  Nine Months
                                 Ended September 30           Ended September 30
                                 -----------------            -----------------
                                2007          2006            2007         2006
                                ----          ----            ----         ----
    Interest cost               $3.1         $3.2            $ 9.2        $ 9.6
    Expected return on assets    (.1)         (.2)             (.4)         (.3)
    Amortization of prior
      service benefit             -           (.5)              -          (1.5)
    Recognized net actuarial
      loss                       1.2          1.4              3.8          4.0
                                ----         ----             ----        -----
    Net periodic postretirement
      benefit expense           $4.2         $3.9            $12.6        $11.8
                                ====         ====             ====        =====

The company expects to make cash contributions of approximately $30 million to its postretirement benefit plan in 2007 compared with $26.9 million in 2006. For the nine months ended September 30, 2007 and 2006, $27.3 million and $19.1 million, respectively, of cash contributions have been made.

d. In March 2006, the company sold all of the shares it owned in Nihon Unisys, Ltd. (NUL), a publicly traded Japanese company. The company received gross proceeds of $378.1 million and recognized a pretax gain of $149.9 million in the first quarter of 2006. NUL will remain the exclusive distributor of the company's hardware and software in Japan.

In February 2007, the company sold its media business for gross proceeds of $28.0 million and recognized a pretax gain of $23.4 million.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. As of September
30, 2007, the company has granted non-qualified stock options and restricted stock units under these plans. At September 30, 2007, 3.9 million shares of unissued common stock of the company were available for granting under these plans.

For the nine months ended September 30, 2007, 54,000 stock options were granted. The company currently expects that any future grants of stock option awards will be principally to newly hired individuals.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:


PAGE> 8


                                                 Nine Months Ended September 30,
                                             -------------------------------
                                                      2007          2006
                                                      ----          ----
Weighted-average fair value of grant                 $2.88          $2.46
Risk-free interest rate                               4.63%          4.35%
Expected volatility                                  35.31%         45.88%
Expected life of options in years                     3.67           3.67
Expected dividend yield                                 -              -

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

During the nine months ended September 30, 2007 and 2006, the company recorded $8.6 million and $4.8 million of share-based compensation expense, respectively, which is comprised of $8.4 million and $4.4 million of restricted stock unit expense and $.2 million and $.4 million of stock option expense, respectively.

A summary of stock option activity for the nine months ended September 30, 2007 follows (shares in thousands):

                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2006          43,190       $16.44
Granted                  54         8.87
Exercised            (1,712)        7.21
Forfeited and
   expired           (3,455)       15.18
                     -------
Outstanding at
   Sept. 30, 2007    38,077        16.95            3.27            $2.0
                     ======
Vested and
   expected to
   vest at
   Sept. 30, 2007    38,077        16.95            3.27             2.0
                     ======
Exercisable at
   Sept. 30, 2007    37,614        17.08            3.27             1.8
                     ======

The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the nine months ended September 30, 2007 was $2.9 million; the amount for the nine months ended September 30, 2006 was immaterial. As of September 30, 2007, $1.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2007 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at
   December 31, 2006                       1,963                  $6.66
Granted                                    3,336                   8.34
Vested                                      (359)                  6.89
Forfeited and expired                       (654)                  7.36
                                            ----
Outstanding at
   Sept. 30, 2007                          4,286                   7.84
                                           =====

The fair value of restricted stock units is determined based on the average of the high and low trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2007 and 2006 was $8.34 and $6.55, respectively. As of September 30, 2007, there was $25.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted share units vested during the nine months ended September 30, 2007 and 2006 was $3.0 million and $.8 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2007 and 2006 was $12.3 million and $.9 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three and nine months ended September 30, 2007 and 2006 was $14.4 million and $9.7 million, and $16.2 million and $13.0 million, respectively. The profit on these transactions is eliminated in Corporate.

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

A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2007 and 2006 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
    September 30, 2007
    ------------------
    Customer revenue         $1,393.1                $1,217.6     $ 175.5
    Intersegment                        $ (61.2)          3.4        57.8
                             --------   -------      --------      ------
    Total revenue            $1,393.1   $ (61.2)     $1,221.0     $ 233.3
                             ========   =======      ========      ======
    Operating income (loss)  $   43.6   $  (9.5)     $   43.6     $   9.5
                             ========   =======      ========     =======


    Three Months Ended
    September 30, 2006
    ------------------

    Customer revenue         $1,410.1                $1,217.6     $ 192.5
    Intersegment                        $ (76.5)          3.6        72.9
                             --------   --------     --------     -------
    Total revenue            $1,410.1   $ (76.5)     $1,221.2     $ 265.4
                             ========   ========     ========     =======
    Operating income (loss)  $  (42.9)  $ (42.0)     $  (15.6)    $  14.7
                             ========   =======      ========     =======

    Nine Months Ended
    September 30, 2007
    ------------------

    Customer revenue         $4,116.8               $3,579.1      $ 537.7
    Intersegment                         $(148.7)       10.9        137.8
                             --------    --------   --------      -------
    Total revenue            $4,116.8    $(148.7)   $3,590.0      $ 675.5
                             ========    ========   ========      =======
    Operating income (loss)  $   16.5    $ (62.5)   $   62.8      $  16.2
                             ========    ========   ========      =======

    Nine Months Ended
    September 30, 2006
    ------------------

    Customer revenue         $4,205.2               $3,618.5     $ 586.7
    Intersegment                         $(172.3)       10.8       161.5
                             --------    --------   --------     -------
    Total revenue            $4,205.2    $(172.3)   $3,629.3     $ 748.2
                             ========    ========   ========     =======
    Operating loss           $ (395.4)    $(330.7)  $  (37.7)    $ (27.0)
                             ========    ========   ========     =======


Presented below is a reconciliation of total business segment operating income (loss) to consolidated income (loss) before income taxes (in millions of dollars):


                                    Three Months               Nine Months
                                 Ended September 30        Ended September 30
                                 -----------------        -------------------

                                  2007         2006          2007        2006
                                  ----         ----          ----        ----
    Total segment
     operating income (loss)     $  53.1    $   (.9)       $  79.0     $  (64.7)
    Interest expense               (18.5)     (19.0)         (56.1)       (57.9)
    Other income (expense), net    (19.3)        .4           (2.5)       153.1
    Cost reduction charges            -       (36.4)         (66.0)      (323.5)
    Corporate and eliminations      (9.5)      (5.6)           3.5         (7.2)
                                 -------    -------        -------      -------
    Total income (loss) before
      income taxes               $   5.8    $ (61.5)       $ (42.1)     $(300.2)
                                 =======    =======        =======      =======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months                Nine Months
                                 Ended September 30          Ended September 30
                                 ------------------          ------------------

                                   2007       2006           2007        2006
                                   ----       ----           ----        ----

    Services
     Systems integration
       and consulting            $  379.2    $ 377.6       $1,092.6    $1,162.9
     Outsourcing                    523.9      491.0        1,497.7     1,417.4
     Infrastructure services        208.6      237.0          667.4       691.5
     Core maintenance               105.9      112.0          321.4       346.7
                                 --------   --------       --------    --------
                                  1,217.6    1,217.6        3,579.1     3,618.5
    Technology
     Enterprise-class servers       133.9      146.2          411.8       459.9
     Specialized technologies        41.6       46.3          125.9       126.8
                                 --------   --------       --------    --------
                                    175.5      192.5          537.7       586.7
                                 --------   --------       --------    --------
    Total                        $1,393.1   $1,410.1       $4,116.8    $4,205.2
                                 ========   ========       ========    ========


g. Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 includes the following components (in millions of dollars):

                                  Three Months               Nine Months
                               Ended September 30         Ended September 30
                               ------------------         ------------------

                                  2007         2006          2007        2006
                                  ----         ----          ----        ----
    Net loss                     $(31.0)    $  (77.5)      $  (92.9)  $ (300.0)
    Other comprehensive income
      (loss)
      Cash flow hedges
        Income (loss)                .4         (.1)            -          (.3)
        Reclassification adj.       (.4)         .5             -           .5
      Foreign currency
       translation adjustments       6.4         6.0           35.8       (6.2)
      Postretirement adjustments    24.3          -            79.7    1,446.0
                                  ------     --------       --------   -------
    Total other comprehensive
      income (loss)                 30.7         6.4          115.5    1,440.0
                                 -------     -------       --------    -------
    Comprehensive income (loss)  $   (.3)    $ (71.1)      $   22.6   $1,140.0
                                 =======     =======       ========    =======

    Accumulated other comprehensive income (loss) as of December 31, 2006 and September 30, 2007 is as follows (in millions of dollars):

                                                          Cash
                                            Translation   Flow   Postretirement
                                     Total  Adjustments  Hedges     Plans
                                     -----  -----------  ------  -------------
    Balance at December 31, 2006  $(1,626.0)  $(633.1)   $  -      $  (992.9)

    Change during period              115.5      35.8       -           79.7
                                   --------   -------    ------    ---------

    Balance at September 30, 2007 $(1,510.5)  $(597.3)   $  -     $   (913.2)
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

                                   Three Months              Nine Months
                                Ended September 30        Ended September 30
                                ------------------        ------------------

                                    2007       2006          2007        2006
                                    ----       ----          ----        ----

    Balance at beginning of
      period                     $   8.6    $    8.9      $   8.2      $  8.0

    Accruals for warranties
      issued during the period       1.4         2.1          3.9         7.1

    Settlements made during
      the period                    (1.8)       (2.3)        (5.6)       (7.1)

    Changes in liability for
      pre-existing warranties
      during the period,
      including expirations          (.1)        (.1)         1.6          .6
                                 -------     --------     -------      ------
    Balance at September 30      $   8.1     $   8.6      $   8.1      $  8.6
                                 =======     ========     =======      ======

i. Net cash refunds received during the nine months ended September 30, 2007 for income taxes was $4.0 million compared with net cash paid for income taxes during the nine months ended September 30, 2006 of $60.4 million.

Cash paid during the nine months ended September 30, 2007 and 2006 for interest was $52.6 million and $60.4 million, respectively.

During the nine months ended September 30, 2007, the company financed $22.7 million of internal use software licenses.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reportable in earnings. The provisions of SFAS No. 159 shall be effective as of the beginning of each reporting entity's first fiscal year that begins after November 15, 2007. The company is currently assessing the impact of SFAS No. 159 on its consolidated results of operations and financial position.

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

k. In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. The company continues to work to address certain contracts administration issues raised by the DCAA. In addition, the Civil Division of the Department of Justice, working with the Inspector General's Office of the Department of Homeland Security, is reviewing issues raised by the DCAA relating to labor categorization and overtime on the TSA contract. The company understands that the Civil Division's review continues at a preliminary stage. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue the matter, or, if pursued, what effect this might have on the company.

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

The company recognizes penalties and interest accrued related to income tax liabilities in the provision (benefit) for income taxes in its consolidated statements of income. The company had an accrual of $7.7 million for the payment of penalties and interest at September 30, 2007 and $10.3 million at December 31, 2006.

As of December 31, 2006, the company had $38.3 million of a liability for unrecognized tax benefits. In March 2007, the company settled an income tax audit in the Netherlands and as a result, recorded a tax benefit of $39.4 million and received a refund, including interest, of approximately $57 million during the second quarter of 2007.

After the settlement discussed above, the company had $14.4 million of a liability for unrecognized tax benefits as of September 30, 2007, all of which, if recognized, would affect the company's effective tax rate. The company does not currently expect that the total amount of unrecognized tax benefits at September 30, 2007 will significantly increase or decrease within the next 12 months.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



Overview

In October 2005, Unisys announced a comprehensive, multi-year program to fundamentally reposition the company in the marketplace and enhance its profitability. The program included: 1) focusing the company's resources on higher-growth market segments such as outsourcing, enterprise security, open source, Microsoft solutions, and real-time infrastructure while continuing to invest in its proprietary ClearPath enterprise servers; 2) focusing sales and marketing efforts on large client accounts and selected geographies; 3) significantly reducing the company's cost structure in line with its more focused business model; and 4) divesting non-core areas of the business and using the proceeds to fund its restructuring efforts.

In the third quarter of 2007, the company continued to make progress against this repositioning program. As a result of its cost-reduction efforts and other actions, the company's operating profit margins improved significantly in the quarter from year-ago levels. The company saw this progress particularly in its services business, which represented 87% of its revenue in the quarter.

The company achieved this progress despite two issues that continue to impact its operating profitability: 1) higher temporary contract labor costs, which have been needed to help maintain service delivery levels during the transitional period as it implements headcount reductions; and 2) lower volume in its systems integration and consulting business due to disruptions in this business related to repositioning actions. The company is focused on addressing these issues while continuing to implement the repositioning program.

For the nine months ended September 30, 2007, the company reported a net loss of $92.9 million, or $.27 per share, compared with a net loss of $300.0 million, or $.87 per share, for the nine months ended September 30, 2006. The current nine-month period includes pretax charges relating to cost reduction actions of $66.0 million compared with $323.5 million in the prior nine-month period.

During the first nine months of 2007, the company:

* recorded cost reduction charges of $66.0 million for 1,517 personnel reductions and idle facility costs (see note (b));

* continued its program to divest non-core assets by selling its media business for cash proceeds of approximately $28 million (see note (d)); and

* settled a Netherlands income tax audit and as a result recorded a tax benefit of approximately $39 million and received a cash refund, including interest, of approximately $57 million (see note (l)).

Results of operations

Company results

For the three months ended September 30, 2007, the company reported a net loss of $31.0 million, or $.09 per share, compared with a net loss of $77.5 million, or $.23 per share, for the three months ended September 30, 2006. The current period includes no pretax charges relating to cost reduction actions compared with $36.4 million of charges in the prior-year period.

Revenue for the quarter ended September 30, 2007 was $1.39 billion compared with $1.41 billion for the third quarter of 2006, a decrease of 1% from the prior year. Technology revenue declined 9% while Services revenue was flat when compared with the prior year. Foreign currency fluctuations had a 3-percentage-point positive impact on revenue in the current period compared with the year-ago period. U.S. revenue declined 5% in the quarter compared with the year-ago period, principally driven by weakness in infrastructure services. Revenue in international markets increased 2% due to increases in Latin America, Canada and Pacific/Asia, offset in part by a decrease in Europe. On a constant currency basis, international revenue declined 4% in the three months ended September 30, 2007 compared with the three months ended September 30, 2006.

During the three months ended September 30, 2007, the company did not record additional cost reduction charges.

During the three months ended September 30, 2006, the company committed to a reduction of approximately 100 employees outside the U.S. that resulted in a pretax charge in the third quarter of 2006 of $36.4 million, principally related to severance costs. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $28.1 million and selling, general and administrative expenses, $8.3 million.

The cost reduction actions taken in the first nine months of 2007 when combined with the 2006 actions bring the total pretax charge to $396.1 million, comprised of $382.6 million for 7,182 work force reductions and $13.5 million for idle lease cost. The combined employee reduction actions are expected to be substantially completed by the end of 2007. Net of investments in offshore resources and outsourcing of certain internal, non-client facing functions, the company anticipates that these combined actions will yield, on a run-rate basis, annualized cost savings in excess of $365 million by the first half of 2008. Given the company's recent headcount reductions and its continued move to an increasingly mobile services delivery workforce, the company is currently looking at potential cost saving opportunities and may take additional actions in the fourth quarter to further consolidate facility space.

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

Pension expense for the three months ended September 30, 2007 was $11.4 million compared with $43.4 million for the three months ended September 30, 2006. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of sales; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 22.2% in the three months ended September 30, 2007 compared with 18.3% in the three months ended September 30, 2006. Included in the gross profit margin in 2006 were cost reduction charges of $28.1 million. The increase in gross profit margin excluding the 2006 charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $22.3 million ($8.8 million for the three months ended September 30, 2007 compared with $31.1 million in the year-ago period).

Selling, general and administrative expenses were $225.8 million for the three months ended September 30, 2007 (16.2% of revenue) compared with $256.1 million (18.2% of revenue) in the year-ago period. During the current quarter, as a result of unfavorable administrative tax rulings, the company recorded a charge of approximately $6 million principally related to a sales and use tax matter. In addition, as a result of a favorable arbitration ruling, the company reversed approximately $6.5 million of outstanding bad debt reserves related to a former systems integration contract. Included in selling, general and administrative expense in the year-ago quarter were cost reduction charges of $8.3 million.
The decrease in selling, general and administrative expense excluding these items principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $6.3 million ($2.9 million for the three months ended September 30, 2007 compared with $9.2 million in the year-ago period).

Research and development (R&D) expenses in the third quarter of 2007 were $39.7 million compared with $45.5 million in the third quarter of 2006. The company continues to invest in proprietary operating systems and in key programs within its industry practices. The reduction in R&D in 2007 compared with 2006 principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $3.3 million ($.2 million of income for the three months ended September 30, 2007 compared with $3.1 million of expense in the year-ago period).

For the third quarter of 2007, the company reported a pretax operating income of $43.6 million compared with a pretax operating loss of $42.9 million in the third quarter of 2006. The third quarter of 2006 included a $36.4 million charge related to cost reduction actions. Contributing to the increase in operating profit was a decline in pension expense of $32.0 million ($11.4 million for the three months ended September 30, 2007 compared with $43.4 million in the year-ago period), as well as the benefits derived from the cost reduction actions.

Interest expense for the three months ended September 30, 2007 was $18.5 million compared with $19.0 million for the three months ended September 30, 2006.

Other income (expense), net, which can vary from period to period, was expense of $19.3 million in the third quarter of 2007, compared with income of $.4 million in 2006. The difference in 2007 from 2006 was principally due to expense of $10.7 million in the current quarter to settle an escheat audit and foreign exchange losses in the current period of $6.1 million compared with $.2 million gain in the prior-year period. In addition, there was an expense of $6.2 million in the current quarter compared with expense of $2.3 million in the last year's third quarter related to minority shareholders' portion of income of iPSL, a 51% owned subsidiary which is fully consolidated by the company. The change was due to increased profit from iPSL resulting from the renegotiated contract in January 2006 and benefits derived from cost reduction actions.

Income (loss) before income taxes for the three months ended September 30, 2007 was income of $5.8 million compared with a loss of $61.5 million in 2006. The provision for income taxes was $36.8 million in the current quarter compared with a provision of $16.0 million in the year-ago period. Due to the establishment of a full valuation allowance for all of the company's U.S. deferred tax assets and certain international subsidiaries in the third quarter of 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income. In the current quarter, income increased in certain international jurisdictions due in large part to profit improvement caused by the company's cost reduction actions. In addition, the provision for income taxes in the current period includes $8.9 million due to a reduction in the UK income tax rate. The rate reduction from 30% to 28% was enacted in the third quarter effective April 1, 2008. The provision of $8.9 million was caused by a write down of the UK deferred tax assets to the 28% rate.

For the nine months ended September 30, 2007, the company reported a net loss of $92.9 million, or $.27 per share, compared with a net loss of $300.0 million, or $.87 per share, for the nine months ended September 30, 2006. The current nine-month period includes pretax charges relating to cost reduction actions of $66.0 million compared with $323.5 million in the prior nine-month period.

Total revenue for the nine months ended September 30, 2007 and 2006 was $4.12 billion and $4.21 billion, respectively. Foreign currency translations had a 3-percentage-point positive impact on revenue in the current nine months when compared with the year-ago period. In the current nine-month period, Services revenue decreased 1% and Technology revenue decreased 8%.

U.S. revenue declined 5% in the current nine-month period compared with the year-ago period and revenue in international markets was up slightly. On a constant currency basis, international revenue decreased 6% in the nine months ended September 30, 2007.

Pension expense for the nine months ended September 30, 2007 was $33.4 million compared with $91.8 million of pension expense for the nine months ended September 30, 2006. The decrease in pension expense in 2007 from 2006 was principally due to the change in the U.S. defined benefit pension plans, discussed above.

Total gross profit margin was 21.0% in the nine months ended September 30, 2007 compared with 14.8% in the year-ago period. Included in the gross profit margin in 2007 and 2006 were cost reduction charges of $32.3 million and $214.9 million, respectively. The increase in gross profit margin excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $42.9 million ($25.1 million for the nine months ended September 30, 2007 compared with $68.0 million in the year-ago period).

For the nine months ended September 30, 2007, selling, general and administrative expenses were $717.8 million (17.4% of revenue) compared with $834.2 million (19.8% of revenue) for the nine months ended September 30, 2006. Included in selling, general and administrative expense in 2007 and 2006 were cost reduction charges of $18.6 million and $82.0 million, respectively. The decrease in selling, general and administrative expense excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $10.4 million ($9.1 million for the nine months ended September 30, 2007 compared with $19.5 million in the year-ago period).

R&D expense for the nine months ended September 30, 2007 was $131.6 million compared with $184.7 million a year ago. Included in R&D expense in 2007 and 2006 were cost reduction charges of $15.9 million and $29.4 million, respectively. The reduction in R&D in 2007 compared with 2006 excluding these charges principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $5.0 million ($.7 million of income for the nine months ended September 30, 2007 compared with $4.3 million of expense in the year-ago period).

For the nine months ended September 30, 2007, the company reported an operating profit of $16.5 million compared with an operating loss of $395.4 million for the nine months ended September 30, 2006. Included in operating profit was charges of $66.8 million and $323.5 million in 2007 and 2006, respectively, related to the cost reduction actions. Contributing to the increase in operating profit was a decline in pension expense of $58.4 million ($33.4 million for the nine months ended September 30, 2007 compared with $91.8 million in the year-ago period), as well as the benefits derived from the cost reduction actions.

Interest expense for the nine months ended September 30, 2007 was $56.1 million compared with $57.9 million for the nine months ended September 30, 2006.

Other income (expense), net was an expense of $2.5 million in the current nine-month period compared with income of $153.1 million in the year-ago period. Other income (expense) in 2007 principally reflects a gain of $23.4 million on the sale of the company's media business as well as an expense of $10.7 million to settle an escheat audit. The 2006 period principally reflects a gain of $149.9 million from the sale of all of the company's shares in NUL (see note
(d)).

Income (loss) before income taxes was a loss of $42.1 million in the nine months ended September 30, 2007 compared with a loss of $300.2 million last year. The provision for income taxes was $50.8 million in the current period compared with a benefit of $.2 million in the year-ago period. The tax provision in the current period includes $39.4 million related to the Netherlands income tax audit settlement (see note (l)) and $8.9 million related to the U.K income tax rate change (discussed above).

In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Defense Contract Audit Agency (DCAA), at the request of TSA, reviewed contract performance and raised some government contracting issues. The company continues to work to address certain contracts administration issues raised by the DCAA. In addition, the Civil Division of the Department of Justice, working with the Inspector General's Office of the Department of Homeland Security, is reviewing issues raised by the DCAA relating to labor categorization and overtime on the TSA contract. The company understands that the Civil Division's review continues at a preliminary stage. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue the matter, or, if pursued, what effect this might have on the company.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three and nine months ended September 30, 2007 and 2006 was $14.4 million and $9.7 million, and $16.2 million and $13.0 million, respectively. The profit on these transactions is eliminated in Corporate.

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

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2007
------------------
Customer revenue          $1,393.1                  $1,217.6     $175.5
Intersegment                           $(61.2)           3.4       57.8
                          --------     -------      --------     ------
Total revenue             $1,393.1     $(61.2)      $1,221.0     $233.3
                          ========     =======      ========     ======
Gross profit percent          22.2 %                    17.7 %     44.6 %
                          ========                  ========     ======
Operating profit percent       3.1 %                     3.6 %      4.0 %
                          ========                  ========     ======

Three Months Ended
September 30, 2006
------------------
Customer revenue          $1,410.1                  $1,217.6     $192.5
Intersegment                           $(76.5)           3.6       72.9
                          --------     -------      --------     ------
Total revenue             $1,410.1     $(76.5)      $1,221.2     $265.4
                          ========     =======      ========     ======
Gross profit percent          18.3 %                    13.9 %     46.3 %
                          ========                  ========     ======
Operating profit
  (loss) percent              (3.0)%                    (1.3)%     5.5 %
                          ========                  ========     ======

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):


                                    Three Months
                                 Ended September 30      Percent
                                 ------------------      Increase
                                   2007       2006       (Decrease)
                                   ----       ----       ----------
    Services
     Systems integration
       and consulting            $  379.2    $ 377.6          -
     Outsourcing                    523.9      491.0          7 %
     Infrastructure services        208.6      237.0        (12)%
     Core maintenance               105.9      112.0         (5)%
                                 --------   --------
                                  1,217.6    1,217.6          -
    Technology
     Enterprise-class servers       133.9      146.2         (8)%
     Specialized technologies        41.6       46.3        (10)%
                                 --------   --------
                                    175.5      192.5         (9)%
                                 --------   --------
    Total                        $1,393.1   $1,410.1         (1)%
                                 ========   ========


In the Services segment, customer revenue was $1.22 billion for the three months ended September 30, 2007 unchanged from the three months ended September 30, 2006. Foreign currency translation had a 4-percentage-point positive impact on Services revenue in current quarter compared with the year-ago period.

Revenue from systems integration and consulting remained flat with an increase of $1.6 million from $377.6 million in the September 2006 quarter to $379.2 million in the September 2007 quarter. Although revenue was flat in the current quarter, the company continues to work through disruptions in this business related to changes made in the repositioning program.

Outsourcing revenue increased by $32.9 million or 7% for the three months ended September 30, 2007 compared with the three months ended September 30, 2006, led by increases in both information technology outsourcing (ITO) and business processing outsourcing (BPO).

Infrastructure services revenue declined by $28.4 million or 12% for the three month period ended September 30, 2007 compared with the three month period ended September 30, 2006 due to weakness in network design and consulting projects, as well as the shift of project-based infrastructure work to managed outsourcing contracts. This trend is expected to continue.

Core maintenance revenue declined by $6.1 million or 5% in the current quarter compared with the prior-year quarter. The company expects the secular decline of core maintenance will continue.

Services gross profit was 17.7% in the third quarter of 2007 compared with 13.9% in the year-ago period. Services operating income (loss) percent was 3.6% in the three months ended September 30, 2007 compared with (1.3)% in the three months ended September 30, 2006. The increase in Services operating profit margin principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $26.7 million ($11.2 million for the three months ended September 30, 2007 compared with $37.9 million in the year-ago period). During the quarter, the company continued to experience higher temporary contract labor costs, which have been needed to help maintain service delivery levels during the transitional period as it implements headcount reductions; and lower volume in its systems integration and consulting business due to disruptions in this business related to repositioning actions. The company is focused on addressing these issues while continuing to implement the repositioning program.

In the Technology segment, customer revenue was $176 million in the current quarter compared with $193 million in the year-ago period for a decrease of 9%. Foreign currency translation had a positive impact of approximately 1-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue for the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased from $146.2 million for the three months ended September 30, 2006 to $133.9 million for the three months ended September 30, 2007, a decline of $12.3 million or 8%. Included in the three months ended September 30, 2007 were systems upgrades from large financial services customers in Latin America and Pacific/Asia. The revenue decline reflects the continuing secular decline in enterprise servers.

Revenue from specialized technologies, which includes the company's payment systems products, third-party technology products and royalties from the company's agreement with NUL, decreased from $46.3 million for the three months ended September 30, 2006 to $41.6 million for the three months ended September 30, 2007, a decrease of $4.7 million or 10%. The decline was principally due to reduced revenue from the company's former semiconductor test equipment business that was sold in 2006. Revenue from NUL will decline in 2008 due to expiration of the one-time fixed royalty fee of $225 million under an agreement executed in 2005. The company currently is recognizing $18.8 million per quarter under this royalty agreement over the three-year period ending March 31, 2008.

Technology gross profit was 44.6% in the current quarter compared with 46.3% in the year-ago quarter. Technology operating income percent was 4.0% in the three months ended September 30, 2007 compared with 5.5% in the three months ended September 30, 2006. The decline in revenue and operating margins in 2007 compared with 2006 primarily reflects the continuing secular decline in enterprise servers.



Information by business segment is presented below (in millions of dollars):


                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------

Nine Months Ended
September 30, 2007
------------------

Customer revenue          $4,116.8                  $3,579.1     $537.7
Intersegment                           $(148.7)         10.9      137.8
                          --------     -------      --------     ------
Total revenue             $4,116.8     $(148.7)     $3,590.0     $675.5
                          ========     =======      ========     ======
Gross profit percent          21.0 %                    16.7 %     43.7 %
                          ========                  ========     ======
Operating profit percent       0.4 %                     1.7 %      2.4 %
                          ========                  ========     ======


Nine Months Ended
September 30, 2006
------------------

Customer revenue          $4,205.2                  $3,618.5     $586.7
Intersegment                           $(172.3)         10.8      161.5
                          --------     -------      --------     ------
Total revenue             $4,205.2     $(172.3)     $3,629.3     $748.2
                          ========     =======      ========     ======
Gross profit percent          14.8 %                    14.4 %     42.1 %
                          ========                  ========     ======
Operating profit
  (loss) percent              (9.4)%                    (1.0)%     (3.6)%
                          ========                  ========     ======


Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Nine Months
                                 Ended September 30      Percent
                                 ------------------      Increase
                                   2007       2006       (Decrease)
                                   ----       ----       ----------
    Services
     Systems integration
       and consulting            $1,092.6   $1,162.9         (6)%
     Outsourcing                  1,497.7    1,417.4          6 %
     Infrastructure services        667.4      691.5         (3)%
     Core maintenance               321.4      346.7         (7)%
                                 --------   --------
                                  3,579.1    3,618.5         (1)%
    Technology
     Enterprise-class servers       411.8      459.9        (10)%
     Specialized technologies       125.9      126.8         (1)%
                                 --------   --------
                                    537.7      586.7         (8)%
                                 --------   --------
    Total                        $4,116.8   $4,205.2         (2)%
                                 ========   ========



In the Services segment, customer revenue was $3.58 billion for the nine months ended September 30, 2007, down 1% from $3.62 billion for the nine months ended September 30, 2006. Foreign currency translation had a 4-percentage-point positive impact on Services revenue in the current period compared with the year-ago period.

Revenue from systems integration and consulting decreased $70.3 million or 6% from $1.16 billion in the nine months ended September 30, 2006 to $1.09 billion in the nine months ended September 30, 2007. The company continues to work through disruptions in this business related to changes made in the repositioning program.

Outsourcing revenue increased by $80.3 million or 6% for the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006, led by increases in both information technology outsourcing (ITO) and business processing outsourcing (BPO).

Infrastructure services revenue declined by $24.1 million or 3% for the nine month period ended September 30, 2007 compared with the nine month period ended September 30, 2006 due to weakness in network design and consulting projects, as well as the shift of project-based infrastructure work to managed outsourcing contracts. This trend is expected to continue.

Core maintenance revenue declined by $25.3 million or 7% in the current period compared with the prior-year period. The company expects the secular decline of core maintenance will continue.

Services gross profit was 16.7% in the nine months ended September 30, 2007 compared with 14.4% in the year-ago period. Services operating income (loss) percent was 1.7% in the nine months ended September 30, 2007 compared with (1.0)% in the nine months ended September 30, 2006. The increase in Services operating profit margin principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $50.0 million ($33.0 million for the nine months ended September 30, 2007 compared with $83.0 million in the year-ago period). During the period, the company continued to experience higher temporary contract labor costs, which have been needed to help maintain service delivery levels during the transitional period as it implements headcount reductions; and lower volume in its systems integration and consulting business due to disruptions in this business related to repositioning actions. The company is focused on addressing these issues while continuing to implement the repositioning program.

In the Technology segment, customer revenue was $538 million in the current quarter compared with $587 million in the year-ago period for a decrease of 8%. Foreign currency translation had a positive impact of approximately 2-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue for the company's enterprise-class servers decreased from $459.9 million for the nine months ended September 30, 2006 to $411.8 million for the nine months ended September 30, 2007, a decline of $48.1 million or 10%. The revenue decline reflects the continuing secular decline in enterprise servers.

Revenue from specialized technologies decreased from $126.8 million for the nine months ended September 30, 2006 to $125.9 million for the nine months ended September 30, 2007, a decrease of $.9 million or 1%.

Technology gross profit was 43.7% in the current period compared with 42.1% in the year-ago period. Technology operating income percent was 2.4% in the nine months ended September 30, 2007 compared with (3.6)% in the nine months ended September 30, 2006. The increase in Technology operating profit margin principally reflects the benefits derived from the cost reduction actions as well as a decline in pension expense of $8.5 million ($.3 million for the nine months ended September 30, 2007 compared with $8.8 million in the year-ago period).


New accounting pronouncements

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.


Financial condition

Cash and cash equivalents at September 30, 2007 were $448.5 million compared with $719.3 million at December 31, 2006.

During the nine months ended September 30, 2007, cash used for operations was $74.2 million compared with cash used of $138.7 million for the nine months ended September 30, 2006. The current-year period included a tax refund of approximately $57 million. Cash expenditures in the current period related to the current year and prior-year restructuring actions (which are included in operating activities) were approximately $123.9 million compared with $110.2 million for the prior-year period. Cash expenditures for the current-year and the prior-year restructuring actions are expected to be approximately $24 million for the remainder of 2007, resulting in an expected cash expenditure of approximately $148 million in 2007 compared with $198 million in 2006. At September 30, 2007 and December 31, 2006, receivables of $100 million and $170 million, respectively, were sold under the company's U.S. trade accounts receivable program discussed below.

Cash used for investing activities for the nine months ended September 30, 2007 was $219.5 million compared with $179.4 million of cash provided during the nine months ended September 30, 2006. The principal reason for the decrease was that in 2006, the company received net proceeds of $380.6 million from the sale of the NUL shares and other assets. Net purchases of investments were $7.7 million for the nine months ended September 30, 2007 compared with net purchases of $2.9 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $73.0 million compared with $81.2 million in the year-ago period, capital additions of properties were $56.4 million in 2007 compared with $48.2 million in 2006 and capital additions of outsourcing assets were $108.4 million in 2007 compared with $68.9 million in 2006. The increase in capital expenditures for outsourcing assets reflects higher expenditures on outsourcing projects as the company began new client projects. During the nine months ended September 30, 2007, the company financed $22.7 million of internal use software licenses.

Cash provided by financing activities during the nine months ended September 30, 2007 was $5.4 million compared with $78.9 million of cash used during the nine months ended September 30, 2006. The prior-year period includes a cash expenditure of $57.9 million to retire at maturity all of the company's remaining 8 1/8% senior notes. The current-year period includes $12.3 million of cash received due to employee exercise of stock options during the nine months ended September 30, 2007 compared with $.9 million in the prior-year period. The current period also includes $5.8 million of cash expenditure for dividends paid to minority shareholders.

At September 30, 2007 and December 31, 2006, total debt was $1.05 billion.

The company has a three-year, secured revolving credit facility which expires in 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. Also, the credit facility may be terminated if the 7 7/8% senior notes due 2008 have not been repaid, refinanced or defeased by payment of amounts due to an escrow agent on or prior to January 1, 2008. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of September 30, 2007, there were letters of credit of $43.7 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

At September 30, 2007, the company had an agreement to sell, on an on-going basis, through Unisys Funding Corporation I, a wholly owned subsidiary, interests in up to $300 million of eligible U.S. trade accounts receivable. The receivables are sold at a discount that reflects a margin based on, among other things, the company's then-current S&P and Moody's credit rating. The facility is terminable by the purchasers if the company's corporate rating is below B by S&P or B2 by Moody's and requires the maintenance of certain ratios related to the sold receivables. At September 30, 2007, the company's corporate rating was B+ and B2 by S&P and Moody's, respectively. The facility is renewable annually in November at the purchasers' option until November 2008. At September 30, 2007 and December 31, 2006, the company had sold $100 million and $170 million, respectively, of eligible receivables.

At September 30, 2007, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

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

Stockholders' equity increased $77.2 million during the nine months ended September 30, 2007, principally reflecting a decrease of $79.7 million in other comprehensive loss due to amortization of postretirement losses recognized in accumulated other comprehensive income as well as positive currency exchange rate changes of $35.8 million and an increase of $54.5 million relating to issuance of stock under various share-based plans, offset in part by a net loss of $92.9 million.

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

Future results will also depend in part on the company's ability to drive profitable growth in systems integration and consulting. The company's ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions offered by the company for specific industries. It will also depend on an improvement in the utilization of services delivery personnel. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company's ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate head count.

Future results will also depend, in part, on market demand for the company's high-end enterprise servers and maintenance on these servers, both of which continue to experience secular revenue declines. The company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend, in part, on customer acceptance of new ClearPath systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is growth potential in the market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors. Future results of the technology business will also depend, in part, on the successful implementation of the company's arrangements with NEC.

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

The success of the company's business is dependent on strong, long-term client relationships and on its reputation for responsiveness and quality. As a result, if a client is not satisfied with the company's services or products, its reputation could be damaged and its business adversely affected. Allegations by private litigants or regulators of improper conduct, as well as negative publicity and press speculation about the company, whatever the outcome and whether or not valid, may harm its reputation. For example, in September 2007, an article in the Washington Post alleged that the FBI is investigating the company in connection with its alleged failure to detect cyber intrusions at the Department of Homeland Security, a client of the company, and its alleged failure to disclose these security breaches once detected. The company disputed the allegations made in the article. In addition to harm to reputation, if the company fails to meet its contractual obligations, it could be subject to legal liability, which could adversely affect its business, operating results and financial condition.

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

Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

                                              UNISYS CORPORATION


November 9, 2007                         By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                         By: /s/ William M. Reinheimer
                                                 -------------------------
                                                 William M. Reinheimer
                                                 Principal Accounting Officer

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