Form 10-K
period 2007-12-31
UNISYS CORP
filed 2008-02-29
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large Accelerated filer” in (as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $3.2 billion.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2007. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2007: 353,408,919

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Unisys Corporation 2007 Annual Report to Stockholders are incorporated by reference into Part I, Part II and Part IV hereof.

PART I

ITEM 1. BUSINESS

General

Unisys Corporation is a worldwide information technology (“IT”) services and solutions company. Our core offerings include systems integration and consulting services, outsourcing services, infrastructure services, maintenance services and high-end server technology. We combine these offerings with in-depth expertise in specific markets such as the public sector, financial services and other commercial markets, including transportation and communications. We serve organizations and government agencies throughout the world by helping them to use information and technology to achieve their business goals.

Our consultants, industry experts and infrastructure specialists work with clients to understand their business challenges and develop innovative IT solutions to make them more successful. We complement these services with some of the industry’s most powerful, mission-critical enterprise server technology. This combination of services and technology capabilities, along with core competencies in such growing areas as outsourcing, enterprise security, open source, Microsoft solutions and real-time infrastructure, allows us to provide value-added solutions to handle an organization’s most business-critical information requirements.

We operate in two business segments – Services and Technology. Financial information concerning the two segments is found in Note 17, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2007 Annual Report to Stockholders, and such information is incorporated herein by reference.

Principal Products and Services

We provide services and technology to commercial businesses and governments throughout most of the world.

In the Services segment, we provide end-to-end IT services and solutions designed to help clients improve their competitiveness and efficiency. We design, build and manage critical IT systems and solutions for businesses and governments around the world. Our services include systems integration and consulting, outsourcing, infrastructure services and core maintenance. In systems integration and consulting, we design and develop innovative solutions for specific industries – such as check processing systems, public welfare systems, airline reservations and communications messaging solutions. In outsourcing, we manage a customer’s internal information systems as well as specific business processes, such as check processing, insurance claims processing, health claims processing, mortgage administration and cargo management. In infrastructure services, we design and support customers’ IT infrastructure, including desktops, servers, mobile and wireless systems, and networks, and we provide enterprise-wide security solutions to protect systems, networks, applications and data. Our core maintenance services include maintenance of Unisys proprietary products.

In the Technology segment, we design and develop servers and related products that operate in transaction-intensive, mission-critical environments. As a pioneer in large-scale computing, we bring deep experience and rich technological innovation and capabilities to the enterprise server marketplace. Major offerings include enterprise-class servers based on our Cellular MultiProcessing architecture, such as the ClearPath family of servers, and the ES7000 family of servers, which provide enterprise-class attributes on Intel-based servers. Our technology offerings include operating system software and middleware to power high-end servers, as well as specialized technologies such as payment systems and third-party technology products.

The primary vertical markets we serve worldwide include the public sector (including the U.S. federal government), financial services and other commercial markets including communications and transportation.

We market our products and services primarily through a direct sales force. In certain foreign countries, we market primarily through distributors. Complementing our direct sales force, we make use of a select group of alliance partners to market and complement our services and product portfolio. In 2006, we moved to an account-centric sales model focused on serving the needs of our top 500 customer accounts in our top ten countries.

Beginning in 2006, as part of our comprehensive, multi-year program to reposition the company in the marketplace, we have invested in and launched strategic programs focused on growing our business in five targeted higher-growth market areas: outsourcing, enterprise security, open source solutions, Microsoft solutions and real-time infrastructure. To support these growth initiatives, we have realigned our services delivery force by pooling and retraining services specialists in our targeted market areas. To access highly skilled delivery resources in lower-cost regions around the world, we have significantly expanded our use of offshore sourcing of people and centers in such areas as India, China and Eastern Europe.

Materials

Unisys purchases components and supplies from a number of suppliers around the world. For certain technology products, we rely on a single or limited number of suppliers, although we make every effort to assure that alternative sources are available if the need arises. The failure of our suppliers to deliver components and supplies in sufficient quantities and in a timely manner could adversely affect our business.

Patents, Trademarks and Licenses

Unisys owns over 1500 active U.S. patents and over 300 active patents granted in 19 non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to computing systems, relational database management, information storage, device/circuit manufacture and design, imaging, data compression and document recognition/handling. We have granted licenses covering both single patents, and particular groups of patents to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

Unisys also maintains over 60 U.S. trademark and service mark registrations, and over 1600 additional trademark and service mark registrations in over 120 non-U.S. jurisdictions. These marks are valuable assets used on or in connection with our products and services, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality

Our revenue is affected by such factors as the introduction of new products and services, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenue than in other quarters.

Customers

No single customer accounts for more than 10% of our revenue. Sales of commercial products and services to various agencies of the U.S. government represented 16% of total consolidated revenue in 2007. For more information on the risks associated with contracting with governmental entities, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2007 Annual Report to Stockholders which is incorporated herein by reference.

Backlog

In the Services segment, firm order backlog at December 31, 2007 was $6.9 billion, compared to $6.6 billion at December 31, 2006. Approximately $3.1 billion (45%) of 2007 backlog is expected to be filled in 2008. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.

Competition

Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2007 Annual Report to Stockholders which is incorporated herein by reference.

Research and Development

Unisys-sponsored research and development costs were $179.0 million in 2007, $231.7 million in 2006, and $263.9 million in 2005.

Environmental Matters

Our capital expenditures, earnings and the competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2008 and 2009.

Employees

At December 31, 2007, we employed approximately 30,000 people worldwide.

We use the title “partner” for certain members of our services business management. In using the term “partner” or “partners,” we do not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

International and Domestic Operations

Financial information by geographic area is set forth in Note 17, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2007 Annual Report to Stockholders, and such information is incorporated herein by reference.

Available Information

Our Internet web site is located at http://www.unisys.com/about    unisys/investors. Through our web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. We also make available on the web site our Guidelines on Significant Corporate Governance Issues, the charters of the Audit Committee, Compensation Committee, Finance Committee, and Nominating and Corporate Governance Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 1, 2008 is set forth below.

Name	Age	Position with Unisys

Joseph W. McGrath	55	President and Chief Executive Officer

Randy J. Hendricks	51	Executive Vice President; President, Global Industries

Greg J. Baroni	54	Senior Vice President; President, Federal Systems

Patricia A. Bradford	57	Senior Vice President, Worldwide Human Resources

Anthony P. Doye	51	Senior Vice President; President, Global Outsourcing and Infrastructure Services

Janet Brutschea Haugen	49	Senior Vice President and Chief Financial Officer

Richard C. Marcello	50	Senior Vice President; President, Systems and Technology

Nancy Straus Sundheim	56	Senior Vice President, General Counsel and Secretary

Scott A. Battersby	49	Vice President and Treasurer

Jack F. McHale	58	Vice President Investor Relations

There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.

Mr. McGrath has been Chief Executive Officer since 2005 and President since 2004. He also served as Chief Operating Officer (2004), Executive Vice President and President of Enterprise Transformation Services (2000-2004), and Senior Vice President of Major Accounts Sales and Chief Marketing Officer (1999). Prior to joining Unisys in 1999, he was with Xerox Corporation from 1988 until 1998, serving as vice president and general manager of its Production Color Systems unit and as vice president of strategy and integration for the Production Systems division. Mr. McGrath has been an officer since 1999.

Mr. Hendricks has been Executive Vice President and President, Global Industries since January 2008. He has also served as Senior Vice President (2006-2008) and President, Global Outsourcing and Infrastructure Services (2005-2008). From 2005 until 2006 he was a Vice President. Mr. Hendricks joined Unisys in 2001 and has served in a variety of other leadership roles. Prior to joining Unisys, he was President and Chief Executive Officer of Digite, a software company based in Silicon Valley (2000-2001). Before that he was with Arthur Andersen & Co. and Andersen Consulting (now Accenture) for 20 years. Mr. Hendricks has been an officer since 2005.

Mr. Baroni has been Senior Vice President and President, Federal Systems since 2006. He has also served as Vice President (2004-2006) and President, Global Public Sector (2001-2006). Prior to joining Unisys in 2001, he spent almost 20 years at KPMG, LLP and KPMG Consulting (now Bearing Point) where his last position was as Senior Vice President of their Public Services Practice. Mr. Baroni has been an officer since 2004.

Ms. Bradford has been Senior Vice President, Worldwide Human Resources since 2006. Prior to that time, she served as Vice President, Worldwide Human Resources (2005-2006), Vice President, Human Resources Operations (2004), Vice President and Managing Business Partner, Enterprise Transformation Services (2003–2004), and Vice President and Managing Business Partner, Global Industries (1999-2003). Ms. Bradford joined Unisys in 1982 and has held several other leadership positions in Human Resources. Ms. Bradford has been an officer since 2005.

Mr. Doye has been Senior Vice President and President, Global Outsourcing and Infrastructure Services since January 2008. Before joining Unisys in November 2007, Mr. Doye held numerous global leadership roles at Computer Sciences Corporation, serving as Group President, Strategic Programs from May until November 2007 and as Group President, Commercial Outsourcing Americas from 2003 until May 2007. Mr. Doye has been an officer since January 2008.

Ms. Haugen has been Senior Vice President and Chief Financial Officer since 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-1999). Ms. Haugen has been an officer since 1996.

Mr. Marcello has been Senior Vice President and President, Systems and Technology since July 2007. Mr. Marcello has been with Unisys since May 2007, most recently serving as President, Systems and Technology. From 2003 until 2006, he was Senior Vice President and General Manager of the Business Critical Servers product line within Enterprise Storage and Servers global business unit at Hewlett Packard. Mr. Marcello has been an officer since July 2007.

Ms. Sundheim has been Senior Vice President, General Counsel and Secretary since 2001. From 1999 to 2001, she was Vice President, Deputy General Counsel and Secretary. She had been Deputy General Counsel since 1990. Ms. Sundheim has been an officer since 1999.

Mr. Battersby has been Vice President and Treasurer since 2000. Prior to that time, he served as Vice President of Corporate Strategy and Development (1998-2000) and Vice President and Assistant Treasurer (1996-1998). Mr. Battersby has been an officer since 2000.

Mr. McHale has been Vice President, Investor Relations since 1997. From 1989 to 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.

ITEM 1A. RISK FACTORS

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2007, we had 19 major facilities in the United States with an aggregate floor space of approximately 4.2 million square feet, located primarily in California, Michigan, Minnesota, New Jersey, Pennsylvania, Texas, Utah and Virginia. We owned two of these facilities, with aggregate floor space of approximately 1.2 million square feet; 17 of these facilities, with approximately 3.0 million square feet of floor space, were leased to us. Approximately 3.2 million square feet of the U.S. facilities were in current operation, approximately 0.3 million square feet were subleased to others, and approximately 0.7 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

As of December 31, 2007, we had 20 major facilities outside the United States with an aggregate floor space of approximately 1.9 million square feet, located primarily in Australia, Belgium, Brazil, Germany, India, Netherlands and the United Kingdom. We owned three of these facilities, with approximately 0.5 million square feet of floor space; 17 of these facilities, with approximately 1.4 million square feet of floor space, were leased to us. Approximately 1.4 million square feet were in current operation, approximately 0.3 million square feet were subleased to others, and approximately 0.2 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

Our major facilities include offices, data centers, call centers, manufacturing plants, warehouses, and distribution and sales centers. We believe that our facilities are suitable and adequate for current and presently projected needs. We continuously review our anticipated requirements for facilities and will from time to time acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as necessary.

ITEM 3. LEGAL PROCEEDINGS

Information with respect to litigation is set forth in Note 16, “Litigation and contingencies”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2007 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2007 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2007, there were approximately 353.4 million shares outstanding and approximately 20,700 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

A summary of selected financial data is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2007 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2007 and 2006 and the related consolidated statements of income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007, appearing in the Unisys 2007 Annual Report to Stockholders, together with the report of Ernst & Young LLP, independent registered public accountants, on the financial statements at December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, appearing in the Unisys 2007 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2007 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer and the Chief Financial Officer, an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of the material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective.

Management determined that at December 31, 2007 the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the company’s financial reporting requirements. Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year combined with prior restructuring actions. Because of the material weakness, the company took the following actions so that its consolidated financial statements as of, and for the year ended December 31, 2007, are presented in accordance with U.S. GAAP. These actions included (i) supplementing existing resources with technically qualified third party consultants and (ii) performing additional procedures and analyses (a) in income taxes and (b) in two locations.

The company believes that because of (i) the addition to existing resources, and (ii) the procedures described above, combined with the effectiveness of the company’s other ongoing internal controls and processes, the consolidated financial statements for the periods included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, an assessment, including testing of the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of the company’s internal control over financial reporting, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2007. Management determined that at December 31, 2007, the company had a material weakness related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. Contributing to this lack of sufficient resources was the unanticipated voluntary turnover of key personnel late in the year combined with prior restructuring actions. This material weakness resulted in the identification of adjustments during the financial statement close process that have been recorded in the consolidated financial statements.

Because of the material weakness described above, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the Internal Control—Integrated Framework issued by COSO.

Ernst & Young LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2007, as stated in their attestation report that appears in the Unisys 2007 Annual Report to Stockholders, and such report is incorporated herein by reference.

Remediation of Material Weakness in Internal Control over Financial Reporting

The company has commenced efforts to address the material weakness in its internal control over financial reporting and the ineffectiveness of the company’s disclosure controls and procedures. The company plans to remediate its material weakness through the following actions:

•	The company has hired a new corporate controller and reassigned responsibilities among key accounting personnel,

•

The company will add personnel with an appropriate level of U.S. GAAP tax accounting knowledge and experience to its income tax accounting function and provide additional income tax accounting training to personnel responsible for its foreign subsidiaries,

•	The company will add personnel with an appropriate level of U.S. GAAP accounting knowledge and experience in two locations, and

•	The company will continue to supplement existing resources with consultants where needed.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1 above.

The following information will be filed by amendment to this Annual Report on Form 10-K on or before April 29, 2008:

•	Information regarding our directors

•	Information regarding the Unisys Code of Ethics and Business Conduct

•	Information regarding our audit committee and audit committee financial experts

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be filed by amendment to this Annual Report on Form 10-K on or before April 29, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information will be filed by amendment to this Annual Report on Form 10-K on or before April 29, 2008:

•	Information regarding securities authorized for issuance under equity compensation plans

•	Information regarding the security ownership of certain beneficial owners, directors and executive officers

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following information will be filed by amendment to this Annual Report on Form 10-K on or before April 29, 2008:

•	Information regarding transactions with related persons

•	Information regarding director independence

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the company’s principal accountants will be filed by amendment to this Annual Report on Form 10-K on or before April 29, 2008.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2007 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2007 and December 31, 2006

Consolidated Statements of Income for each of the three years in the period ended December 31, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007

Notes to Consolidated Financial Statements

Report of Management on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules filed as part of this report pursuant to Item 8 of this report:

Schedule Number	Form 10-K Page No.
II Valuation and Qualifying Accounts	12

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2007 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 13 through 15. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.20.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ Joseph W. McGrath
Joseph W. McGrath
Date: February 29, 2008		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

/s/ Joseph W. McGrath	*Matthew J. Espe
Joseph W. McGrath	Matthew J. Espe
President and Chief Executive Officer (principal executive officer) and Director	Director

/s/ Janet Brutschea Haugen	*Denise K. Fletcher
Janet Brutschea Haugen	Denise K. Fletcher
Senior Vice President and Chief Financial Officer (principal financial officer)	Director

/s/ William M. Reinheimer	*Edwin A. Huston
William M. Reinheimer	Edwin A. Huston
(principal accounting officer)	Director

* Henry C. Duques	*Clayton M. Jones
Henry C. Duques	Clayton M. Jones
Chairman of the Board and Director	Director

* J. P. Bolduc	*Leslie F. Kenne
J.P. Bolduc	Leslie F. Kenne
Director	Director

*Craig A. Conway	*Theodore E. Martin
Craig A. Conway	Theodore E. Martin
Director	Director

*James J. Duderstadt	*By: /s/ Joseph W. McGrath
James J. Duderstadt	Joseph W. McGrath
Director	Attorney-in-Fact

UNISYS CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year Ended
December 31, 2005	$49.6	$9.0	$(8.0)	$50.6

Year Ended
December 31, 2006	$50.6	$10.6	$—	$61.2

Year Ended
December 31, 2007	$61.2	$(6.1)	$(3.3)	$51.8

(1)	Write-off of bad debts less recoveries.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2	By-Laws of Unisys Corporation, as amended through December 6, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 6, 2007)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.6	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.7	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.8	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995)

10.9	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.10	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated March 14, 2003, for its 2003 Annual Meeting of Stockholders)

10.11	Agreement, dated January 2, 2008, between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated January 2, 2008)

10.12	2005 Deferred Compensation Plan for Directors of Unisys Corporation (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, dated March 15, 2007, for its 2007 Annual Meeting of Stockholders)

10.14	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.15	Form of Restricted Stock Unit Agreement (incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.16	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.17	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.18	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.19	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.20	Summary of supplemental benefits provided to elected officers of Unisys Corporation

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2007

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Joseph W. McGrath required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Joseph W. McGrath required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350