Form 10-K/A
period 2007-12-31
UNISYS CORP
filed 2008-04-29
CIK 746838

UNITED STATES

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

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2007: 353,408,919

Unisys Corporation hereby amends Part III, Items 10, 11, 12, 13 and 14 of its Annual Report on Form 10-K for the year ended December 31, 2007 to read in their entirety as set forth below.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Information regarding the Company’s executive officers is set forth in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

Directors

The Board of Directors currently consists of 11 members, divided into three classes. One class of directors is elected each year to hold office for a three-year term. Information concerning the company’s directors is set forth below.

Name	Age	Term Expiring
J.P. Bolduc	68	2008

James J. Duderstadt	65	2008

Matthew J. Espe	48	2008

Denise K. Fletcher	59	2008

Craig A. Conway	53	2009

Edwin A. Huston	69	2009

Leslie F. Kenne	60	2009

Joseph W. McGrath	55	2009

Henry C. Duques	64	2010

Clayton M. Jones	58	2010

Theodore E. Martin	68	2010

Mr. Bolduc has been Chairman and Chief Executive Officer of JPB Enterprises, Inc., an investment banking, private equity and real estate investment holding company, since April 1995. From April 2003 to September 2004, he also served as Chief Executive Officer of J. A. Jones, a multi-national construction and construction-related services company. From 1990 to 1995, he served in the positions of President and Chief Executive Officer, Vice Chairman, and Chief Operating Officer of W. R. Grace & Co., a specialty chemicals and health care company. He is a director of EnPro Industries, Inc. and Lance, Inc. He has served as a director of Unisys since 1992 and is chairman of the Finance Committee of the Board of Directors.

Dr. Duderstadt is President Emeritus and University Professor of Science and Engineering at the University of Michigan. He has served as a director of Unisys since 1990 and is chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of the Board of Directors.

Mr. Espe is a director and Chairman and Chief Executive Officer of IKON Office Solutions, Inc., a provider of integrated document management systems and services. Prior to joining IKON in 2002, Mr. Espe had been with General Electric Company since 1980, most recently serving as President and Chief Executive Officer of GE Lighting. He has served as a director of Unisys since 2004 and is a member of the Audit Committee and the Finance Committee of the Board of Directors.

Ms. Fletcher has been Executive Vice President, Finance of Vulcan, Inc., an investment and project company, since 2005. From 2004 to 2005, she served as Chief Financial Officer of DaVita, Inc., an independent provider of dialysis services in the United States. From 2000 to 2003, she was Executive Vice President and Chief Financial Officer of MasterCard International, an international payment solutions company. She has served as a director of Unisys since 2001 and is a member of the Audit Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

Mr. Conway served as President and Chief Executive Officer of PeopleSoft, Inc., an enterprise application software company, from 1999 until 2004. Prior to that, he served as President and Chief Executive Officer of One Touch Systems, Inc. from 1996 to 1999. He is a director of salesforce.com, inc. He has served as a director of Unisys since August 2007 and is a member of the Nominating and Corporate Governance Committee of the Board of Directors.

Mr. Huston is a retired Vice Chairman of Ryder System, Inc., an international logistics and transportation solutions company. He has also served as Senior Executive Vice President-Finance and Chief Financial Officer of that company. He is a director of The Hackett Group, Inc., Kaman Corporation and Tennenbaum Opportunities Fund V, LLC. He has served as a director of Unisys since 1993 and is chairman of the Audit Committee of the Board of Directors.

Ms. Kenne is a retired Lieutenant General of the United States Air Force. Prior to retiring from the Air Force in 2003 as Deputy Chief of Staff, Warfighting Integration, Pentagon, she had a 32-year military career including technical training, command experience and responsibility for large aircraft test, evaluation and acquisition programs. She is currently an independent consultant for various defense companies and/or agencies. She is a director of Harris Corporation. She has served as a director of Unisys since 2006 and is a member of the Audit Committee of the Board of Directors.

Mr. McGrath is President and Chief Executive Officer of Unisys. He has been with Unisys since 1999, serving as President and Chief Operating Officer from April 2004 through December 2004; Executive Vice President and President of the Company’s Enterprise Transformation Services business from 2000 to 2004; and Senior Vice President of Major Accounts Sales and Chief Marketing Officer from 1999 to 2000. He is a Director of McCormick & Company, Inc. He has served as a director of Unisys since 2005.

Mr. Duques is a retired Chairman and Chief Executive Officer of First Data Corporation, an electronic commerce and payment services company, a position he held from 1992 to 2002 and from 2005 to 2007. He has served as a director of Unisys since 1998 and has been the non-executive Chairman of the Board since 2006.

Mr. Jones is a director and Chairman, President and Chief Executive Officer of Rockwell Collins, Inc., a global aviation electronics and communications company. He has also held the positions of Executive Vice President of that company and Senior Vice President of its former parent company, Rockwell International Corporation. He is a director of Deere & Company. He has served as a director of Unisys since 2004 and is a member of the Compensation Committee and the Finance Committee of the Board of Directors.

Mr. Martin is a retired President and Chief Executive Officer of Barnes Group Inc., a manufacturer and distributor of automotive and aircraft components and maintenance products. He has also held the position of Executive Vice President-Operations of that company. He is a director of Ingersoll-Rand Company, Applera Corporation and C.R. Bard, Inc. He has served as a director of Unisys since 1995 and is chairman of the Compensation Committee of the Board of Directors.

There is no family relationship among any of the Company’s executive officers or directors.

Code of Ethics

Unisys has a code of ethics, the Unisys Code of Ethics and Business Conduct, that applies to all employees, officers (including the chief executive officer, chief financial officer and principal accounting officer) and directors. The code is posted on our Internet web site at www.unisys.com in the Investors section under Corporate Governance and Board of Directors and is also available in print to any stockholder who requests it. Unisys intends to post amendments to or waivers from the code (to the extent applicable to the Company’s chief executive officer, chief financial officer or principal accounting officer) at this location on its web site.

Audit Committee

The members of the Audit Committee are Matthew J. Espe, Denise K. Fletcher, Edwin A. Huston (chair) and Leslie F. Kenne. All members of the Audit Committee meet the independence requirements prescribed by the New York Stock Exchange and the audit committee independence requirements prescribed by the SEC. The Board has determined that each of Mr. Espe, Ms. Fletcher and Mr. Huston is an audit committee financial expert as defined by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy

The Company’s executive compensation program is based upon the following objectives:

•	attract, retain and motivate executives responsible for the Company’s long-term success;

•	reward executives for achieving both financial and strategic Company goals;

•	align executive and stockholder interests through long-term, equity-based plans; and

•	provide a compensation package that recognizes individual contributions as well as overall business results.

Given these objectives, the Company’s executive compensation program is designed to provide a mix of fixed compensation and at-risk compensation that is heavily weighted towards variable compensation tied to the achievement of specific business objectives and corporate financial goals (both short-term and long-term), as well as to the attainment of the executive’s individual performance objectives. To that end, the principal components of executive officer compensation are:

•	base salary;

•	annual cash incentives tied to annual corporate and individual performance; and

•	long-term incentives in the form of restricted stock units, stock options and/or other stock-based awards.

In addition, executive officers receive other benefits that the Company believes are reasonable and consistent with its overall compensation program. These include supplemental retirement programs, executive life insurance and executive perquisites.

Each of the three principal elements of the Company’s executive compensation program is essential to meeting the program’s overall objectives, and most of the compensation components simultaneously fulfill one or more of these objectives. Base salaries, which are the only fixed component of compensation, are used primarily to attract and retain executives responsible for the Company’s long-term success. Annual cash incentive compensation is “at-risk” compensation designed both to reward executives for the achievement of short-term corporate and individual goals and to attract and retain executives. Long-term incentive compensation is intended to align executive and stockholder interests, to motivate and reward executives for long-term business success and to attract and retain executives responsible for this long-term success.

The Company has not adopted a formula to allocate total compensation among its various components. As a general matter, total target compensation, as well as each element of total target compensation, is intended to be consistent with the median for the companies against which Unisys benchmarks the compensation it pays to its executive officers. However, the Company incorporates flexibility into its compensation programs and into the assessment process to respond to and adjust for the changing business environment and to emphasize, as needed, one or more of its compensation objectives.

Benchmarking

The Company’s executive compensation program takes into account the compensation practices of companies with which Unisys competes or could compete for executive talent. In its general review of the Company’s executive compensation program in 2007, the Compensation Committee compared the Company’s overall compensation practices (types of compensation paid, mix of variable and fixed compensation, mix of cash and equity-based compensation and the like) with the compensation practices of those companies in the Towers Perrin TriComp survey that are principally in the businesses of systems integration and consulting, information technology outsourcing, infrastructure services and hardware technology:

Advanced Micro Devices	Hewlett-Packard	National Semiconductor
Agilent Technologies	IBM	Nortel Networks
Apple Computer	Intel	Seagate Technology
Applied Materials	Lenovo	Sun Microsystems
Cisco Systems	Lexmark International	Texas Instruments
Dell	Lucent Technologies	Xerox
EDS	Microsoft Corporation
EMC	Motorola

The committee then, in setting compensation levels for the Company’s executive officers, reviewed the officers’ total annual compensation, as well as each component of their total compensation, against the median compensation levels for persons holding comparable positions at a subset of the above companies. These companies, which have revenue levels more similar to the Company’s, were Advanced Micro Devices, Agilent Technologies, Applied Materials, EMC, Lexmark International, Lucent Technologies, National Semiconductor and Seagate Technology.

As a general proposition, total target compensation, as well as each element of total target compensation, for the Company’s executive officers is intended to be consistent with the median for this smaller group of benchmark companies. However, because the Compensation Committee also takes into consideration both individual and corporate performance, as well as a subjective assessment of the relative complexity and strategic importance of any particular position held, any given executive can be compensated at, above or below the median benchmark levels. For 2007, base salaries and annual incentive targets were generally in line with the benchmark companies. For the reasons set forth below, long-term incentive targets were below the benchmark levels, and, as a result, total target compensation was below competitive levels.

Role of Compensation Consultants and Management

To assist in carrying out its responsibilities, the Compensation Committee regularly receives reports and recommendations from the committee’s outside compensation consultant. Under its charter, the Compensation Committee has sole authority to retain and terminate outside compensation consultants, including sole authority to approve the consultant’s fees and other retention terms. For most of 2007, Towers Perrin was the committee’s outside compensation consultant, and it performed such duties as were requested by the committee. Those duties consisted primarily of providing market data and advice to the committee that were used to determine executive and director compensation, particularly analyses of the Company’s executive and director compensation in comparison to the benchmark companies. Towers Perrin spoke with the chairman of the Compensation Committee, as well as with management, in preparing for committee meetings, regularly attended committee meetings and frequently met in executive session with the Compensation Committee without the presence of management. In December 2007, the Compensation Committee engaged Watson Wyatt to act as its outside compensation consultant.

The Compensation Committee also receives reports and recommendations from management. In particular, the committee solicits input from Joseph W. McGrath, the Company’s president and chief executive officer, regarding the compensation of those executives reporting directly to him. In connection with these recommendations, Mr. McGrath consults with the Company’s head of human resources and senior executive compensation staff and meets periodically with the Compensation Committee’s outside compensation consultant to review the benchmark data. In addition, Mr. McGrath provides recommendations, based on the Company’s operating and strategic plans, to the Compensation Committee related to the corporate performance measures used in the Company’s annual and long-term incentive plans, as well as the recommended threshold, target and maximum performance levels. In connection with these recommendations, Mr. McGrath consults with the Company’s chief financial officer. Although Mr. McGrath regularly attends Compensation Committee meetings, his compensation package is handled by the committee in an executive session without Mr. McGrath present, using data, analysis and advice provided by the outside compensation consultant. The Compensation Committee also meets from time to time in executive session with the outside compensation consultant, but without the presence of Mr. McGrath or any other members of management, to consider, among other things, the compensation recommendations proposed by Mr. McGrath.

Principal Components of Executive Officer Compensation

As set forth above, the principal elements of the Company’s executive compensation program consist of base salary, annual variable cash incentives and long-term incentive compensation.

Base Salary

Base salaries for elected officers are initially determined by evaluating the responsibilities of the position held and the experience of the individual and comparing such salaries to the benchmark compensation data. Thereafter, increases in salary can be based on the Compensation Committee’s evaluation of any number of factors, including the individual’s level of responsibility, individual performance, pay levels of both the executive in question and other similarly situated executives and the benchmark compensation data. In February 2007, when it conducted its review of executive compensation, the Compensation Committee considered primarily the relationship of executive compensation at the Company to the benchmark compensation data. Salaries that had been in effect for 2006 for the Named Officers listed in the Summary Compensation Table below were generally consistent with the median for the benchmark companies. In light of this, the Named Officers did not receive salary increases in 2007. In addition, as is discussed below under “Long-Term Incentive Awards”, because long-term incentive targets in 2006 were significantly below the median for the benchmark companies, the committee decided to focus on increasing the competitiveness of that component of executive compensation in 2007.

In July 2007, the Compensation Committee discontinued a number of executive perquisites and increased base salaries by the value of certain of the discontinued perquisites (see “Other Benefits” below). The amount of these increases and the resultant new base salaries were as follows:

Name	Previous Base Salary	Amount of Increase	New Base Salary
Joseph W. McGrath	$950,000	$22,313	$972,313
Janet B. Haugen	$525,000	$12,985	$537,985
Greg J. Baroni	$500,000	$7,200	$507,200
Randy J. Hendricks	$500,000	$9,324	$509,324
Brian T. Maloney	$500,004	$7,200	$507,204

Variable Annual Incentive Compensation

During 2007, all of the Company’s elected officers were eligible to receive annual cash incentive compensation through the Company’s executive variable compensation plan (“EVC Plan”). Compensation under the EVC Plan is “at-risk” compensation intended to motivate and reward executives for the attainment of corporate and/or individual performance goals for the year. Under the plan, the Compensation Committee has the discretion to determine the conditions (including performance objectives) applicable to annual award payments and the amounts of such awards. The amount of incentive compensation awards payable under the plan depends upon (1) a participant’s target annual incentive, (2) the amount of funding the Company makes available for the plan and (3) individual performance. Individual targets for elected officers are approved by the committee and are intended to be competitive in the market for which the Company competes for talent. They are therefore set at or around the median for comparable positions at the benchmark companies (except that Mr. McGrath’s target for 2007 was below the median for chief executive officers at the benchmark companies). For 2007, target award amounts, which are typically stated as a percentage of base salary, were as follows for the Named Officers: Joseph W. McGrath – 100%; Janet B. Haugen – 85%; Greg J. Baroni – 85%; Randy J. Hendricks – 85%; Brian T. Maloney – 85%.

The extent to which the Company makes funding available for the plan depends upon the degree to which the Company achieves performance targets approved by the Compensation Committee at the beginning of each year. For 2007, the committee determined that awards under the plan would be funded if the Company met certain revenue growth and pre-tax profit (exclusive of pension expense, gain or loss from divestitures and restructuring charges) performance targets. Each target was weighted 50%. Both the revenue growth and the pre-tax profit targets were based on the Company’s Board-approved operating plan, which outlooks the Company’s anticipated results for the year. Target levels (those that would result in funding at 100% if achieved) were the same as the forecasted amounts in the operating plan. The committee also set threshold and maximum performance levels for each criterion, which would result in funding at 50% and 150% of target, respectively, if achieved. No funding would be provided by the Company in respect of a criterion if performance was below the threshold level. In addition, the committee determined that if pre-tax profit at the target level was not achieved, all funding for the year would be reduced by 50%. Both the pre-tax profit and the revenue growth goals were subject to adjustment by the chief executive officer and the Compensation Committee for one-time and extraordinary items. In order to reward key individuals for the achievement of personal and business unit objectives in the event corporate performance goals were not met, the Compensation Committee also approved making discretionary funding available for payout in an amount of up to 10% of the total target awards under the EVC Plan if the Company did not meet target performance levels for the year. Assuming available funding, the amount of awards granted to individual executives would then depend upon individual performance and could range from 0% to 150% of the individual’s proportionate share of the amount funded.

For 2007, both revenue growth and pre-tax profit were below threshold levels. Therefore, no funds were made available in respect of corporate performance. The committee did, however, exercise the discretionary authority mentioned above and made $4,000,000 available to pay awards under the EVC Plan for 2007. The committee determined that these funds should be used to retain, motivate and recognize employees below the level of elected officer. As a result, none of the Named Officers (and no other elected officer other than those who had received a bonus guarantee as part of their new hire compensation package) received an EVC Plan payout for 2007.

Long-Term Incentive Awards

Long-term incentives in the form of equity-based compensation are intended to ensure that the Company’s executives have a continuing stake in the long-term success of the Company and to align their interests with those of stockholders. They are also used as a vehicle to attract, retain and motivate executives responsible for the Company’s long-term success. In 2007, as in 2006, long-term incentives generally took the form of restricted stock unit (“RSU”) awards that vest into shares of Unisys stock after certain restrictions lapse or performance goals are met. Prior to 2006, the Company had generally granted long-term incentive awards in the form of stock options. In 2007, the Company granted stock options only to certain newly hired employees as part of their new hire compensation package.

In 2006, the RSU grant for elected officers was significantly below the median for the benchmark companies. Even though the Company intends for each element of executive compensation to be generally consistent with the median at the benchmark companies, in 2006 the Company did not want to incur the additional compensation expense that would have been required to be recorded if RSU grants had been made at that level. In 2007, however, the Compensation Committee, primarily for purposes of retaining key employees, decided to bring their total target compensation more in line with the benchmark companies. It therefore increased the number of RSUs granted to elected officers significantly above the 2006 levels. The grants were, however, still below median levels because of the financial considerations mentioned above. The total number of RSUs granted to each Named Officer in 2007 is set forth in the Grants of Plan-Based Awards Table below, under the heading “Estimated Future Payouts Under Equity-Incentive Plan Awards”.

Because it had granted a larger number of RSUs in 2007, the committee determined that the entire 2007 annual grant would be tied to the financial performance of the Company and therefore “at risk”. In 2006, 25% of the RSUs granted had been time-based and 75% had been performance-based. The performance-based RSUs granted in 2007 will vest into shares of Unisys common stock on March 7, 2010, but only to the extent that the Company meets the performance targets approved by the Compensation Committee for the 2007-2009 performance period. These performance targets consist of cumulative revenue growth rate and cumulative pre-tax profit (exclusive of retirement expenses, gain or loss on divestitures and restructuring charges) goals for the performance period, and each is weighted 50%. Both targets are based on the Company’s operating and strategic plans, which outlook the Company’s anticipated results for the current year and subsequent periods. The committee established threshold, target and maximum performance levels for each of these two performance measures. The RSUs will be converted into shares at rates ranging from 0.5 shares per unit if the threshold level is met to 1.0 share per unit if the target level is met and to 1.5 shares per unit if the maximum level is met. No shares will be issued if threshold levels are not achieved. Target revenue growth and pre-tax profit levels are the same as those that were forecasted in the operating and strategic plans. Threshold and maximum revenue growth were approximately 21% and 200% of target revenue growth, respectively; threshold and maximum profitability amounts were approximately 66% and 120% of target profitability, respectively.

For 2007, both the Company’s pre-tax profit and its revenue growth performance were below forecasted levels for the year. As a result, with respect to performance-based RSUs granted in 2006 for the 2006-2007 performance period, the Company did not meet the threshold levels for either criterion. Therefore, none of the performance-based RSUs granted in respect of the 2006-2007 performance period vested into shares of Unisys common stock. Given its performance for 2007, the Company will need to over perform against its operating and strategic plans in the remaining two years of the 2007-2009 performance period in order to achieve the cumulative revenue and profit targets set for the RSU grants made in 2007.

Stock Ownership Guidelines

Since 1998, the Company has had stock ownership guidelines in place for both directors and elected officers in order to more closely link their interests with those of stockholders. Under the guidelines, as revised in 2005, elected officers are expected to own a specified number of shares of Unisys stock as follows: chief executive officer – 200,000 shares; executive vice presidents – 75,000 shares; senior vice presidents – 45,000 shares; vice presidents – 25,000 shares. Stock options, including vested stock options, and restricted stock units do not count toward fulfillment of the ownership guidelines. Officers are expected to meet the ownership guidelines by 2010, or within five years of election for officers elected after 2005. The Compensation Committee reviews compliance with the guidelines on an annual basis. The number of shares owned by each of the Named Officers is set forth in the stock ownership table in Item 12.

Stock Option/RSU Granting Practices

As set forth above, in 2007 long-term incentives generally took the form of RSUs, rather than stock options, and stock options were granted only to certain newly hired employees as part of their compensation package. Prior to 2006, the Company had primarily granted long-term incentives in the form of stock options. The most prevalent form of stock option grant was the annual grant made to executives. The annual grants were approved at a specified, regularly scheduled meeting of the Compensation Committee early each year. Since 2000, annual stock option grants had been approved at the February meeting; prior to 2000, annual grants were approved at the April meeting. For grants in the United States, the grant date was always the date of the meeting, and the exercise price was at least 100% of the fair market value of Unisys common stock on the date of grant. The dates of regularly scheduled board and committee meetings are generally determined many months in advance as part of the normal board calendaring process.

Stock options granted as part of the hiring process have a grant date no earlier than the date of approval, have an exercise price at least equal to fair market value on the date of grant and, except as noted below, are approved by the Compensation Committee or the Board of Directors. New hire stock option grants are typically reviewed and approved by the Compensation Committee at its regularly scheduled meetings. For these grants, the date of grant is the date of the meeting, if the individual receiving the grant has already commenced employment at Unisys. If the individual has not yet commenced employment, the date of grant is the business day following the individual’s first day of employment. The Compensation Committee has also delegated to the Company’s chief executive officer the authority to grant a limited number of stock options during the year to eligible individuals (other than the chief executive officer, his direct reports and their direct reports). The committee’s delegation of authority specifies that for these stock options the grant date will be either (1) the first business day of the month following the date of the chief executive officer’s approval, if the individual has commenced employment at Unisys, or (2) if the individual has not yet commenced employment, the first business day of the month following the individual’s date of hire. The chief executive officer has no discretion with respect to choosing the grant date, and in all cases, the date of grant occurs after the date the grantee commences employment with Unisys.

Since 2006, long-term incentive awards have primarily taken the form of RSUs. As with stock options, the principal award is the annual grant to executives. This grant is made during the first quarter of the year, at the time the Compensation Committee determines the number of units to be granted and finalizes the performance criteria for performance-based awards. As with stock options, RSUs may also be granted as part of the hiring process. The same procedures regarding timing of stock option grants to new employees also apply with respect to RSUs granted to new hires.

Other Benefits

Elected officers participate in the retirement programs discussed below under “Pension Benefits” and “Non-Qualified Deferred Compensation”. In addition, the Company has historically offered life insurance benefits to executive officers through split-dollar and later through corporate-owned life insurance. All split-dollar life policies for current executives were converted to corporate-owned life insurance policies in 2007. Life insurance premiums paid in 2007 for each of the Named Officers are disclosed in the footnotes to the Summary Compensation Table. Perquisites provided to executive officers include financial counseling/tax preparation services and an annual physical. In July 2007, the Company stopped providing car allowances, club memberships and umbrella liability insurance as perquisites. The car allowances and annual dues for existing club memberships were instead rolled into base salaries effective August 1, 2007.

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code imposes a $1 million annual limit on the amount of compensation that may be deducted by the Company with respect to each Named Officer employed as of the last day of the applicable year. The limitation does not apply to compensation based on the attainment of objective performance goals.

Both the Company’s 2003 Long-Term Incentive and Equity Compensation Plan and its 2007 Long-Term Incentive and Equity Compensation Plan permit the Compensation Committee to design compensation awards to Named Officers that will meet the requirements of Section 162(m) of the Internal Revenue Code. The committee may grant awards under the plans that meet the requirements of Section 162(m) of the Internal Revenue Code at such times as the committee believes that such awards are in the best interests of the Company. The committee has considered the impact of the deduction limitation and has determined that it is not in the best interests of the Company or its stockholders to base compensation solely on objective performance criteria. Rather, the committee believes that it should retain the flexibility to base compensation on its subjective evaluation of performance as well as on the attainment of objective goals.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management. Based on such review and discussion, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Compensation Committee

James J. Duderstadt
Clayton M. Jones
Theodore E. Martin

Summary Compensation Table

The following table sets forth information concerning the total compensation paid to the chief executive officer, the chief financial officer and the other three most highly compensated executive officers in 2007 (the “Named Officers”) for services rendered in all capacities to Unisys.

Name and Principal Position	Year	Salary (1) ($)	Bonus (1) ($)	Stock Awards (2) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings (4) ($)	All Other Compensation (5) ($)	Total ($)
Joseph W. McGrath President and Chief Executive Officer	2007 2006	959,297 941,667	— —	634,503 714,624	— —	— 810,000	161,371 316,906	142,282 104,302	1,897,453 2,887,499
Janet B. Haugen Senior Vice President and Chief Financial Officer	2007 2006	530,410 520,833	— —	222,919 199,416	— —	— 300,000	9,766 78,528	95,016 24,578	858,111 1,123,355
Greg J. Baroni Senior Vice President; President Federal Systems	2007 2006	503,000 488,667	— —	224,678 200,853	— —	— 380,000	50,323 214,327	107,609 110,969	885,610 1,394,816
Randy J. Hendricks Senior Vice President; President Global Outsourcing and Infrastructure Services (6)	2007 2006	503,885 495,833	— —	279,356 199,416	— —	— 500,000	47,853 173,211	107,229 64,380	938,323 1,432,840
Brian T. Maloney Senior Vice President; President Global Industries (7)	2007	503,004	—	391,369	164,770	—	—	160,331	1,219,474

(1)	Amounts shown include compensation deferred under the Unisys Savings Plan or a Unisys deferred compensation plan.
(2)	Amounts shown are the amounts recognized for financial statement reporting purposes for each year shown in accordance with FAS 123R except that no estimates for forfeitures in respect of service-based vesting have been taken into account. For a discussion of the assumptions made in such valuation, see note 18 to the Company’s 2007 financial statements. For more details on grants in 2007, see the Grants of Plan-Based Awards Table below.
(3)	Amounts shown are payouts under the Company’s 2006 turnaround incentive program.
(4)	Amounts shown are the increase in pension value only.
(5)

Amounts shown are tax reimbursements, executive life insurance premiums, company matching contributions under the Unisys Savings Plan (including amounts credited by the Company to the individual’s account under the Company’s deferred compensation plan as described in “Unisys Savings Plan” below and perquisites. For 2007, amounts consist of the following: Mr. McGrath — tax reimbursements of $9,201, executive life insurance premiums of $36,026, company matching contributions under the Unisys Savings Plan of $57,558, and perquisites of $39,397, which consist of car allowance, financial counseling reimbursement, country club dues, luncheon club dues, commuting expenses and umbrella liability insurance premium; Ms. Haugen — tax reimbursements of $13,512, executive life insurance premiums of $23,827, company matching contributions under the Unisys Savings Plan of $31,825, and perquisites of $25,852, which consist of car allowance, country club dues, executive physical, commuting expenses, airline club and umbrella liability insurance premium; Mr. Baroni – tax reimbursements of $320, executive life insurance premiums of $71,681, company matching contributions under the Unisys Savings Plan of $30,180 and perquisites of $5,428, which consist of car allowance and umbrella liability insurance premium; Mr. Hendricks — tax reimbursements of $5,922, executive life insurance premiums of $59,170, company matching contributions under the Unisys Savings Plan of $30,233 and perquisites of $11,904, which consist of car allowance, financial counseling reimbursement, country club dues and umbrella liability insurance premium; Mr. Maloney – tax reimbursements of $435, executive life insurance premiums of $98, 664, company matching contributions under the Unisys Savings Plan of $47,297 and perquisites of $13,935, which consist of car allowance, financial counseling reimbursement, executive physical and umbrella liability insurance premium.

(6)	Mr. Hendricks became an Executive Vice President and President of Global Industries in January 2008.
(7)	Mr. Maloney resigned as an officer of the Company in December 2007 but remained as President of Global Industries until January 2008.

Grants of Plan-Based Awards

The following table sets forth information on grants of plan-based awards during 2007 to the Named Officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph W. McGrath	3/7/07				225,000	450,000	675,000				3,723,750
Janet B. Haugen	3/7/07				75,000	150,000	225,000				1,241,250
Greg J. Baroni	3/7/07				75,000	150,000	225,000				1,241,250
Randy J. Hendricks	3/7/07				87,500	175,000	262,500				1,448,125
Brain T. Maloney	3/7/07				75,000	150,000	225,000				1,241,250

Awards shown under “Estimated Future Payouts Under Equity Incentive Plan Awards” are performance-based restricted stock units granted on March 7, 2007 under the Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan. Performance-based units will vest into shares of Unisys common stock on the third anniversary of the date of grant if pre-tax profit and/or revenue growth goals are achieved in the 2007-2009 performance period. Performance-based units will be converted into shares at a rate of 0 to 1.5 shares per unit depending on the degree to which the performance goals are met. See “Compensation Discussion and Analysis” above.

Outstanding Equity Awards at Fiscal Year-End

The following table shows equity awards to the Named Officers that were outstanding as of December 31, 2007.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Joseph W. McGrath	60,000			34.5938	1/6/2009	33,333	157,665	275,000	1,300,750
	20,000			30.1875	4/22/2009
	75,000			34.1250	2/17/2010
	75,000			18.5700	2/15/2011
	200,000			12.1050	2/14/2012
	200,000			24.2100	2/14/2012
	100,000			8.4150	2/13/2013
	85,000			14.2700	2/11/2014
	250,000			9.9750	12/22/2014
	150,000			7.6200	2/9/2010
	600,000			6.0500	12/19/2010

Janet B. Haugen	25,000			22.7188	4/22/2008	10,000	47,300	90,000	425,700
	30,000			30.1875	4/22/2009
	40,000			34.1250	2/17/2010
	25,000			9.4063	7/27/2010
	50,000			18.5700	2/15/2011
	125,000			12.1050	2/14/2012
	125,000			24.2100	2/14/2012
	80,000			8.4150	2/13/2013
	75,000			14.2700	2/11/2014
	75,000			7.6200	2/9/2010
	100,000			6.0500	12/19/2010

Greg J. Baroni	140,000			8.1650	10/2/2011	10,000	47,300	90,000	425,700
	40,000			12.1050	2/14/2012
	20,000			8.4150	2/13/2013
	20,000			14.2700	2/11/2014
	200,000			6.0500	12/19/2010

Randy J. Hendricks	125,000			8.1650	10/2/2011	10,000	47,300	102,500	484,825
	25,000			12.1050	2/14/2012
	20,000			8.4150	2/13/2013
	15,000			14.2700	2/11/2014
	30,000			7.6200	2/9/2010
	200,000			6.0500	12/19/2010

Brian T. Maloney	66,667	133,333		6.3350	5/2/2011	25,000	118,250	75,000	354,750

(1)	Awards shown are time-based restricted stock units that vest on specified dates if the individual is then employed by the Company or has met certain age and service criteria. Awards shown for Mr. Maloney are scheduled to vest 100% into shares of Unisys common stock on May 2, 2009. Awards shown for the other Named Officers are scheduled to vest in two equal annual installments on March 8, 2008 and March 8, 2009.

(2)	Market value reflects the $4.73 closing price of Unisys common stock on December 31, 2007.
(3)	Awards shown are performance-based restricted stock units that vest if performance goals for the relevant performance period are met and the individual is then employed by the Company. The number of shares shown in this column is based on achieving threshold performance goals in the relevant performance period. Assuming threshold performance goals are met, the restricted stock units are scheduled to vest as follows: Mr. McGrath – 25,000 units on March 8, 2008; 25,000 units on March 8, 2009; 225,000 units on March 7, 2010; Ms. Haugen – 7,500 units on March 8, 2008; 7,500 units on March 8, 2009; 75,000 units on March 7, 2010; Mr. Baroni – 7,500 units on March 8, 2008; 7,500 units on March 8, 2009; 75,000 units on March 7, 2010; Mr. Hendricks – 7,500 units on March 8, 2008; 7,500 units on March 8, 2009; 87,500 units on March 7, 2010; Mr. Maloney – 75,000 units on March 7, 2010. As set forth above in “Compensation Discussion and Analysis”, no performance-based restricted stock units scheduled to vest on March 8, 2008 vested into any shares of Unisys common stock.

Option Exercises and Stock Vested

The following table gives information on stock option exercises and the vesting of stock awards during 2007 for each of the Named Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Joseph W. McGrath	—	—	41,667	345,628
Janet B. Haugen	15,000	46,485	12,500	103,688
Greg J. Baroni	—	—	12,500	103,688
Randy J. Hendricks	—	—	12,500	103,688
Brian T. Maloney	—	—		—

Pension Benefits

The Company’s officers participate in three pension plans sponsored by Unisys in the United States:

•	Unisys Pension Plan (“UPP”) – a qualified defined benefit pension plan available to all U.S. employees who met eligibility requirements by December 31, 2006.

•

Unisys Corporation Supplemental Executive Retirement Income Plan (“SERIP”) – a nonqualified excess defined benefit plan available to all U.S. employees who met eligibility requirements by December 31, 2006 and whose qualified plan benefits are limited by the Internal Revenue Code or limited because they have deferred compensation under non-qualified plans. The plan is designed to make up for the benefit shortfall created by the Internal Revenue Code limits and the non-qualified deferrals of compensation.

•

Unisys Corporation Elected Officer Pension Plan (“EOPP”) – a nonqualified defined benefit plan available to all elected officers who met eligibility requirements by December 31, 2006. The plan is designed to provide a minimum target of retirement income for executives.

Effective December 31, 2006, each of these plans was frozen and benefits thereunder ceased to accrue. No new participants are now allowed.

The table below presents pension plan information as of December 31, 2007 for the Named Officers.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Joseph W. McGrath	UPP SERIP EOPP	8.000 8.000 8.000	221,467 221,700 1,540,398	— — —
Janet B. Haugen	UPP SERIP EOPP	10.667 10.667 10.667	231,036 103,041 815,884	— — —
Greg J. Baroni	UPP SERIP EOPP	5.250 5.250 5.250	98,896 105,135 548,638	— — —
Randy J. Hendricks	UPP SERIP EOPP	5.167 5.167 5.167	78,619 75,535 408,733	— — —
Brian T. Maloney	UPP SERIP EOPP	0.667 0.667 0.667	— — 28,266	— — —

The present value of the accumulated benefit has been determined assuming benefits commence as of the earliest date at which each executive is entitled to unreduced benefits in total from all three plans (the later of age 62 and achievement of vesting requirements). The calculations use the same actuarial assumptions used for financial disclosure requirements for the pension plans, except that the calculations assume that each of the above individuals will remain with the Company until such retirement date and therefore do not apply any decrements in respect of termination, disability and the like. Assumptions as to life expectancy are based on the RP2000 Mortality Table projected to 2010 for healthy males and females. The discount rate used is 6.38%. Where benefits are payable as a 50% contingent annuity without actuarial reduction, which is the case for EOPP participants who are married, benefits have been valued using actuarial factors assuming 80% of plan participants are married and assuming wives are three years younger than husbands.

Mr. Maloney did not meet the eligibility requirements of the UPP or the SERIP on or before December 31, 2006. He did, however, meet the EOPP eligibility requirements.

The following summarizes the benefits under the specific plans:

Unisys Pension Plan

Prior to December 31, 2006, all employees of Unisys were eligible to participate in the UPP on the January 1 or July 1 first following attainment of both age 21 and one year of service with Unisys.

The UPP provides benefits under two benefit formulas:

1.

For service beginning on or after January 1, 2003, benefits accrue each year under a cash balance formula under which a participant’s account is credited with an amount equal to 4% of plan compensation. In addition, the account balance is credited with interest on a monthly basis using the annual interest rates on 5-Year Constant Maturity Treasury Notes, plus 0.25%. Generally, participants vest in the benefit after completion of three years of service with Unisys. The vested cash balance benefit is available for payment following termination of employment, and the normal form of payment is a life annuity for single participants (the participant receives the periodic amount during his or her lifetime, with no survivor benefit payable after his or her death), or an actuarially reduced 50% contingent annuity for married participants (the participant receives a reduced periodic benefit during his or her lifetime to reflect the survivor payments, and the participant’s surviving beneficiary receives 50% of the periodic amount the participant received). Other annuity forms are also available on an actuarially equivalent basis. The benefit is also available in the form of a lump sum distribution. All Named Officers who met plan eligibility requirements are eligible for the cash balance benefit.

2.	For employees hired prior to January 1, 2003, benefits are also based on a career pay formula. Each year, the annual accrued benefit payable to a participant at normal retirement date (age 65) is increased by 1% of plan compensation, plus 0.35% of plan compensation in excess of one-half of the average Social Security taxable wage base for the five preceding years. Participants ultimately are eligible for the larger of: (a) the career pay formula through the date of termination of employment or (b) the career pay formula accrued through December 31, 2002 plus the cash balance benefit described above. Generally, participants vest in the benefit after completion of three years of service with Unisys. The vested benefit is available for payment following termination of employment and attainment of early retirement eligibility (age 55). The benefit is reduced by 0.5% for each month that the benefit commences prior to age 65. Should the employee terminate employment after attainment of both age 55 and 20 years of service with Unisys, the benefit is reduced by 0.5% for each month that the benefit commences prior to age 62. The normal form of payment of the vested career pay benefit is a life annuity for single participants, or an actuarially reduced 50% contingent annuity for married participants. Other annuity forms are also available on an actuarially equivalent basis. All Named Officers who met plan eligibility requirements are eligible for the career pay benefit.

For both formulas, plan compensation is salary, commissions, overtime pay, paid bonus and paid accrued and unused vacation. Compensation includes amounts deferred on a before-tax basis under the Unisys Savings Plan. Excluded from compensation are severance payments, supplements, compensation deferred under a non-qualified plan and other forms of extraordinary compensation. Plan compensation is limited by Section 401(a)(17) of the Internal Revenue Code.

As of December 31, 2007, all Named Officers who met plan eligibility requirements were vested in their UPP benefit and would have been eligible to immediately receive the cash balance portion of their benefit upon termination of employment. Mr. McGrath is the only Named Officer currently eligible to receive an early retirement benefit under the career pay formula.

Although benefits ceased to accrue under the UPP effective December 31, 2006, the cash balance accounts continue to grow with interest credits.

Unisys Corporation Supplemental Executive Retirement Income Plan

Prior to December 31, 2006, all employees of Unisys were eligible to participate in the SERIP on the January 1 or July 1 first following attainment of both age 21 and one year of service with Unisys.

The SERIP provides benefits under the same provisions as the UPP except as follows:

•	Plan compensation includes compensation deferred under non-qualified plans and is not limited by Internal Revenue Code Section 401(a)(17).

•	The benefit payable under the UPP is applied as an offset to the benefits available under the SERIP.

•

The vested cash balance portion of the benefit is payable upon termination of employment (or, in the case of benefits accrued or vested on or after January 1, 2005, six months following termination of employment) in the form of a lump sum distribution. The vested career pay portion of the benefit is payable following the later of (a) termination of employment (or, in the case of benefits accrued or vested on or after January 1, 2005, six months following termination of employment) or (b) attainment of age 55. The career pay benefit is payable in the form of a life annuity for single participants, or an actuarially reduced 50% contingent annuity for married participants. No optional forms of benefit are currently available under the SERIP.

As of December 31, 2007, all Named Officers who met plan eligibility requirements were vested in their SERIP benefit and would have been eligible to receive the cash balance portion of their benefit following termination of employment. Mr. McGrath is the only Named Officer currently eligible to receive an early retirement benefit under the career pay formula.

Although benefits ceased to accrue under the SERIP effective December 31, 2006, the cash balance accounts continue to grow with interest credits.

The Company has established a grantor trust relating to the SERIP. If a change in control of the Company occurs, the Company is required to fund the trust in an amount equal to the present value of the accrued pension benefits under the plan.

Unisys Corporation Elected Officer Pension Plan

Only elected officers of Unisys are eligible to participate in the EOPP.

The EOPP provides a gross annual accrued benefit equal to 4% of final average compensation for each of the first 10 years of credited service, plus 1% of final average compensation for each year of credited service in excess of 10 (but not in excess of 30), minus 50% of the participant’s Social Security benefit. This benefit is reduced by 0.5% for each month that the benefit commences prior to age 62. The vested benefit is payable following the later of (1) termination of employment (or, in the case of benefits accrued or vested on or after January 1, 2005, six months following termination of employment) or (2) attainment of age 55. The benefit is payable in the form of a life annuity for single participants, or a 50% contingent annuity, which is not actuarially reduced, for married participants. No optional forms of benefit are currently available under the EOPP. The gross benefit is offset by the benefits payable under both the UPP and the SERIP.

Final average compensation is the average of the highest consecutive 60 months of plan compensation out of the last 120 months of employment, but no compensation after December 31, 2006 is included. Plan compensation is identical to that used for the SERIP.

Generally, benefits under the EOPP vest upon the earliest to occur of (1) attainment of age 55 and 10 years of service with Unisys, (2) for executives who were participants on or after January 1, 1997 and before July 19, 2001, attainment of age 50 and five years of service with Unisys or (3) a change in control of Unisys. As of December 31, 2007, Mr. McGrath was the only Named Officer vested in his EOPP benefit. Mr. McGrath is also the only Named Officer currently eligible to receive an early retirement benefit.

The Company has established a grantor trust relating to the EOPP. If a change in control of the Company occurs, the Company is required to fund the trust in an amount equal to the present value of the accrued pension benefits under the plan.

Unisys Savings Plan

In conjunction with freezing the UPP, SERIP and EOPP defined benefit plans, effective January 1, 2007, the Company increased its matching contributions under the Unisys Savings Plan, which is a tax-qualified defined contribution plan, to 100% of the first 6% of eligible pay contributed by participants on a before-tax basis. If a participant is not eligible to get the full amount of this Company matching contribution under the Savings Plan because his or her eligible pay exceeds the annual compensation limits for qualified plans under the Internal Revenue Code ($225,000 in 2007), or because the participant has deferred some compensation under the Company’s non-qualified 2005 deferred compensation plan, the Company will automatically credit the participant’s memorandum account under the 2005 deferred compensation plan with an amount equal to 6% of such excess or deferred eligible pay to make up for the Company matching contributions that are not permitted under the Savings Plan.

Non-Qualified Deferred Compensation

The table below shows unaudited information with respect to compensation of the Named Officers that has been deferred under a plan that is not tax-qualified. Under the Company’s non-qualified deferred compensation plans, eligible employees may defer until a future date payment of all or any portion of their annual salary or bonus, as well as any vested share unit award under one of the Company’s long-term incentive plans. Amounts deferred are recorded in a memorandum account for each participant and are credited or debited with earnings or losses as if such amounts had been invested in one or more of the approximately 70 professionally managed investment options available under the Unisys Savings Plan, as selected by the participant. Participants may change their investment options at any time. Account balances will be paid either in a single lump sum or in annual installments, as elected by the participant. The memorandum accounts are not funded, and the right to receive future payments of amounts recorded in these accounts is an unsecured claim against the Company’s general assets. However, the Company has established a grantor trust relating to its pre-2005 non-qualified deferred compensation plan. If a change in control of the Company occurs, the Company is required to fund the trust in an amount equal to the aggregate account balances under that plan.

Name	Executive Contributions in 2007 ($)	Company Contributions in 2007 ($) (1)	Aggregate Earnings in 2007 ($) (2)	Aggregate Withdrawals/ Distributions in 2007 ($)	Aggregate Balance at December 31, 2007 ($) (3)
Joseph W. McGrath	—	44,058	(2,911)	—	875,065
Janet B. Haugen	—	18,325	11,191	—	124,245
Greg J. Baroni	—	16,680	(14)	—	16,666
Randy J. Hendricks	—	16,733	12,020	—	152,087
Brian T. Maloney	—	33,797	758	—	34,555

(1)	All amounts shown are in respect of the 6% Company match on compensation in excess of the Internal Revenue Code limitations, as described above under “Unisys Savings Plan”. All such amounts are reported as compensation in the Summary Compensation Table.
(2)	No amounts shown in this column are reported in the Summary Compensation Table because they are not above-market or preferential earnings.
(3)	No amounts in this column were reported as compensation in the Summary Compensation Table for 2006.

Potential Payments upon Termination or Change in Control

Under the agreements and plans discussed below, the Named Officers would be entitled to the following payments and benefits upon termination of employment and/or a change in control of the Company.

Employment Agreement

On December 22, 2004, the Company and Joseph W. McGrath signed an employment agreement covering the terms and conditions of Mr. McGrath’s employment as President and Chief Executive Officer for the period from January 1, 2005 through December 31, 2007. The agreement provided for Mr. McGrath to receive certain benefits if his employment were terminated by the Company without cause or by Mr. McGrath for good reason, defined generally as a reduction in aggregate compensation target, a reduction in duties or authority or removal as chief executive officer. In such event, the agreement provided for Mr. McGrath to receive an amount equal to 100% of the compensation payable to him for the remainder of the term, but not less than one year’s compensation. Compensation was defined as base salary (at its then current rate) and annual bonus under the EVC Plan (in an amount equal to the average percentage of target bonus paid to him for the three years preceding termination times the target bonus amount in effect on the date of termination). Such amounts were to be paid in the same manner and at the same times as the salary and bonus paid to him during his employment. He was also entitled to full vesting in outstanding awards under the Company’s long-term incentive plan. The agreement provided for Mr. McGrath to receive continued medical and dental coverage, at the same costs applicable to active employees, through the later of the term of the agreement or his attaining age 55 and, upon attainment of age 55, for him to receive the post-retirement medical and post-retirement insurance coverage generally available to other retired executive officers. Any of the above salary and bonus payments made to Mr. McGrath would be reduced by the amount of any cash compensation he might receive for services rendered to any entity other than Unisys. The agreement also included a confidentiality provision of unlimited duration and non-compete, non-solicitation and non-disparagement provisions effective for a period equal to the greater of 12 months from the date of termination of employment or the period during which the Company was making the payments described above. In the event of a breach of any of these provisions, the Company would have the right to terminate any of such payments remaining due. If Mr. McGrath’s employment had terminated on the last business day of 2007 under circumstances entitling him to the payments described above, he would have been entitled to receive a salary of $972,313, payable in monthly installments. The value of the stock awards that would have vested would have been $2,759,165.

On January 2, 2008, the Company and Mr. McGrath entered into a new agreement to replace the agreement described above, which ended on December 31, 2007. Under the new agreement, if Mr. McGrath’s employment is terminated by the Company without cause or by Mr. McGrath for good reason (defined generally as a reduction in aggregate compensation target, a reduction in duties or authority or removal as chief executive officer), Mr. McGrath will be entitled to receive an amount equal to two times (i) his base salary (at its then current rate) plus (ii) his annual bonus under the EVC Plan (in an amount equal to the average percentage of target bonus paid to him for the three years preceding the employment termination date times the target bonus amount in effect on the termination date). This termination payment is to be paid in a lump sum in cash within 30 days of the date of termination, subject to Section 409A of the Internal Revenue Code. Mr. McGrath and his eligible dependents will also be entitled to continued medical and dental coverage, at the same costs applicable to active employees, for up to two years following termination of employment. Such coverage will cease if Mr. McGrath becomes employed during such two-year period. The agreement includes non-compete, non-solicitation and non-disparagement provisions effective for 12 months from the date of termination of employment. In the event Mr. McGrath breaches any of these provisions, the Company will have the right to terminate any of the foregoing payments due to him.

The agreement also provides that, in the event of Mr. McGrath’s disability or death, all compensation and benefits under the agreement will terminate. In such event, Mr. McGrath or his estate will instead receive

(i) if termination by reason of disability or death occurs prior to the bonus payment date for the previous award year, a bonus for such year determined by the Board of Directors in its sole discretion after receiving a recommendation from the Compensation Committee of the Board, (ii) a bonus for the year in which the termination by reason of disability or death occurs equal to a pro rata portion, based on the period of service rendered in such year, of the bonus amount paid for the previous year, (iii) benefits under the retirement, welfare, incentive, fringe and perquisite programs generally available to executive officers upon disability or death and (iv) any deferred balance under the Company’s deferred compensation plans. If Mr. McGrath’s employment is terminated for cause or by Mr. McGrath for other than good reason, he will be entitled only to the benefits provided to the Company’s executive employees upon termination of employment.

Mr. McGrath is also party to a change in control agreement with the Company, as described below. He is not entitled to receive duplicate payments under the change in control agreement and either of the above agreements, and in the event of a conflict he will be allowed the greater entitlement.

Change in Control Agreements

The Company has entered into change in control employment agreements with its elected officers. The agreements are intended to retain the services of these executives and provide for continuity of management in the event of any actual or threatened change in control. A change in control is generally defined as (1) the acquisition of 20% or more of Unisys common stock, (2) a change in the majority of the Board of Directors unless approved by the incumbent directors (other than as a result of a contested election) and (3) certain reorganizations, mergers, consolidations, liquidations or dissolutions. Each agreement has a term ending on the third anniversary of the date of the change in control. These agreements, which are the same in substance for each executive, provide that in the event of a change in control each executive will have specific rights and receive certain benefits. Those benefits include the right to continue in the Company’s employ during the term, performing comparable duties to those being performed immediately prior to the change in control and at compensation and benefit levels that are at least equal to the compensation and benefit levels in effect immediately prior to the change in control. For purposes of determining compensation levels, base salary must be at least equal to the highest salary paid to the executive during the 12 months preceding the change in control, and bonus must be at least equal to the highest bonus paid to the executive under the EVC Plan (or any comparable bonus or retention amount under any predecessor or successor plan or retention agreement) for the three fiscal years preceding the change in control. If, following a change in control, the Company terminates the executive without cause or the executive terminates employment for good reason (generally defined as a reduction in the executive’s compensation or responsibilities or a change in the executive’s job location), or if the executive voluntarily terminates employment for any reason during the 30-day period following the first anniversary of the date of the change in control, the terminated executive will be entitled to receive special termination benefits as follows: a pro-rated bonus for the year in which the termination occurs (based on the highest bonus paid during the term of the agreement), a lump sum payment equal to three years base salary and bonus (based on the highest salary and bonus paid during the term of the agreement), a lump sum payment equal to the excess of the actuarial value of the pension benefit the executive would have accrued if the executive’s employment had continued for three years after the termination date over the actuarial value of the actual pension benefit payable as of the termination date, outplacement services and, for three years following the termination of employment, continued benefits under the Company’s welfare benefit plans and programs. If any payment or distribution by the Company to the executive is determined to be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the executive is entitled to receive a payment on an after-tax basis equal to the excise tax imposed. The executive is under no obligation to mitigate amounts payable under these agreements, and to the extent the executive has a separate employment agreement with the Company with conflicting rights, the executive is allowed the greater entitlement. If the Named Officers had become entitled to the special termination benefits on the last business day of 2007, they would have received the following:

Name	Pro-Rata Bonus ($)(1)	Three Times Salary and Bonus ($)(1)	Three Year Pension Accrual ($)(1)(2)	Value of Outplacement Services ($)(3)	Value of Continued Participation in Welfare Benefit Plans ($)(4)	Excise Tax Gross-Up ($)(1)(5)	Total ($)(1)
Joseph W. McGrath	—	2,916,939	175,016	50,000	173,747	1,768,537	5,084,239
Janet B. Haugen	—	1,613,955	96,837	50,000	109,324	828,221	2,698,337
Greg J. Baroni	—	1,521,600	91,296	50,000	252,886	880,675	2,796,457
Randy J. Hendricks	—	1,527,972	91,678	50,000	190,133	1,000,150	2,859,933

(1)	No bonuses under the EVC Plan were paid to the officers shown in the table for 2004, 2005 or 2006. Therefore, the numbers in the table do not include any amounts in respect of bonus. If amounts paid to the Named Officers for 2006 under the Company’s 2006 Turnaround Incentive Plan were deemed to be bonus, the amounts shown for pro-rata bonus would have been as follows: Mr. McGrath - $810,000; Ms. Haugen - $300,000; Mr. Baroni - $380,000; Mr. Hendricks - $500,000. The amounts for three times salary and bonus, pension accrual and excise tax gross-up shown in the table would have been adjusted accordingly, with the result that amounts shown in the “Total” column would have been as follows: Mr. McGrath - $10,215,477; Ms. Haugen - $4,571,903; Mr. Baroni - $5,225,280; Mr. Hendricks - $6,159,074.
(2)	As set forth above, the Company’s defined benefit plans were frozen as of December 31, 2006. Therefore, the amounts shown represent the Company match equivalent to 6% of eligible pay under the Unisys Savings Plan discussed above.
(3)	The agreements provide that the executive may select the provider and the scope of outplacement services, and therefore the costs actually incurred will vary by individual. The Company believes that the amounts shown in this column are a reasonable estimate of the potential costs of outplacement services.
(4)	The amounts shown represent the annual cost of welfare benefits, multiplied by three.
(5)	Change in control payments are assumed to consist of the amounts shown in the table, as well as the value of any accelerated vesting of equity awards pursuant to the terms of the Company’s long-term incentive plans. The calculations use a Federal excise tax rate of 20%, a Federal income tax rate of 35%, a Medicare tax rate of 1.45% and the current income tax rates for the States of residence of the Named Officers.

At December 31, 2007, Brian T. Maloney was not an officer of the Company and was not a party to a change in control agreement. He was therefore not entitled to payments of the type set forth in the table. Under his employment arrangement with the Company, if Mr. Maloney’s employment had been terminated without cause or if he had resigned for good reason at December 31, 2007, he would have been entitled to continued payment of his base salary and continued medical benefits for six months. These would have had a value of $253,600 and $5,786, respectively. Mr. Maloney left the Company on January 15, 2008. On that date, Mr. Maloney and the Company entered into an agreement providing for him to receive continued payment of his base salary and continued health and welfare benefits for up to nine months. During this period, he will also remain entitled to exercise the stock options and restricted stock units previously granted to him in accordance with the terms of the Company’s long-term incentive plans.

Long-Term Incentive Plans

Under the Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, if a change in control occurs, all time-based awards will become fully vested and a pro-rata portion (based on the completed portion of the related performance cycle) of the target amount of performance-based awards will vest. In addition, all unvested stock options will become immediately exercisable. If a change in control had occurred on the last business day of 2007, the Named Officers would have become vested in the following number of restricted stock units, having the following values:

Name	Vested Units (#)	Value of Vested Units (1) ($)
Joseph W. McGrath	266,666	1,261,330
Janet B. Haugen	85,000	402,050
Greg J. Baroni	85,000	402,050
Randy J. Hendricks	93,333	441,465
Brian T. Maloney	75,000	353,750

(1)	Based on the $4.73 closing price of Unisys common stock on December 31, 2007.

For Mr. Maloney, 133,333 stock options, with an exercise price of $6.3350, would also have become exercisable.

A discussion of amounts payable to the Named Officers under the pension plans sponsored by the Company is set forth above under “Pension Benefits”. As set forth in “Pension Benefits”, benefits under the Elected Officer Pension Plan become immediately vested upon a change in control of the Company.

Compensation of Directors

In 2007, the Company’s non-employee directors received an annual retainer/attendance fee for regularly scheduled meetings of $60,000 and a meeting fee of $1,500 per meeting for attendance at certain additional Board and committee meetings. In addition, the non-executive Chairman of the Board received a $100,000 annual retainer; chairmen of committees other than the audit committee each received a $5,000 annual retainer; and the chair of the audit committee received a $20,000 annual retainer. In February 2007, the Board also approved an annual grant to each non-employee director of restricted stock units having a value of $100,000 (based on the fair market value of Unisys common stock on the date of grant). Accordingly, on February 8, 2007 each non-employee director received a grant of 10,829 restricted stock units. The restricted stock units vest in three annual installments beginning one year after the date of grant and will be settled in shares of Unisys common stock. In February 2008, the Board approved increasing the value of the annual grant of restricted stock units to $130,000 (based on the fair market value of Unisys common stock on the date of grant). Accordingly, on February 7, 2008, each non-employee director received a grant of 31,554 restricted stock units.

The annual retainers described above are paid in monthly installments in cash. However, directors have the opportunity to receive these fees in the form of common stock equivalent units if they choose. The value of each stock unit at any point in time is equal to the value of one share of Unisys common stock. Stock units are recorded in a memorandum account maintained for each director. A director’s stock unit account is payable in Unisys common stock, either upon termination of service or on a date specified by the director, at the director’s option. Directors do not have the right to vote with respect to any stock units. Directors also have the opportunity to defer until termination of service, or until a specified date, all or a portion of their cash fees under the Company’s deferred compensation plan for directors. Under this plan, any deferred cash amounts, and earnings or losses thereon (calculated by reference to the investment options available under the Unisys Savings Plan and selected by the director), are recorded in a memorandum account maintained for each director. The right to receive future payments of deferred cash accounts is an unsecured claim against the Company’s general assets. Directors who are employees of the Company do not receive any cash, stock units, stock options or restricted stock units for their services as directors. The table below provides a summary of Director Compensation for 2007.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2), (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
J.P. Bolduc Chairman, Finance Committee	68,000	100,006	—	—	—	—	168,006
Craig A. Conway	20,000	—				—	20,000
James J. Duderstadt Chairman, Nominating and Corporate Governance Committee	66,500	100,006	—	—	—	—	166,506
Henry C. Duques Non- Executive Chairman of the Board	160,000	100,006	—	—	—	—	260,006
Matthew J. Espe	67,500	67,847	—	—	—	—	135,347
Denise K. Fletcher	69,000	100,006	—	—	—	—	169,006
Edwin A. Huston Chairman, Audit Committee	89,000	100,006	—	—	—	—	189,006
Clayton M. Jones	63,000	75,777	—	—	—	—	138,777
Leslie F. Kenne	69,000	61,167	—	—	—	—	130,167
Theodore E. Martin Chairman, Compensation Committee	66,500	100,006	—	—	—	—	166,506

(1)	Amounts shown are the annual retainer/meeting fee, annual fees for chairmen of committees and non-executive Chairman of the Board and meeting fees for attendance at additional meetings. Includes amounts that have been deferred under the deferred compensation plan for directors. Also includes the value of stock units received in lieu of cash payments of retainers and fees, as described above.
(2)	Amounts shown are the amounts recognized for financial statement reporting purposes with respect to 2007 in accordance with FAS 123R except that no estimates for forfeitures in respect of service-based vesting have been taken into account. For a discussion of the assumptions made in such valuation, see note 18 to the Company’s 2007 financial statements. The grant-date fair value of the 10,829 restricted stock units granted to directors in 2007 was $100,006.
(3)	At December 31, 2007, directors had outstanding restricted stock units as follows: Mr. Bolduc – 21,093; Mr. Conway – 0; Dr. Duderstadt – 21,093; Mr. Duques – 21,093; Mr. Espe – 21,093; Ms. Fletcher – 21,093; Mr. Huston – 21,093; Mr. Jones –21,093; Ms. Kenne — 21,093; Mr. Martin – 21,093. Directors also had outstanding stock units in respect of directors’ fees as follows: Mr. Bolduc – 27,029; Mr. Conway – 0; Dr. Duderstadt – 26,342; Mr. Duques – 60,826; Mr. Espe – 6,323; Ms. Fletcher – 13,943; Mr. Huston – 30,078; Mr. Jones –7,298; Ms. Kenne – 0; Mr. Martin – 73,826.
(4)	At December 31, 2007, directors had outstanding stock options as follows: Mr. Bolduc – 68,000; Mr. Conway – 0; Dr. Duderstadt — 68,000; Mr. Duques – 68,000; Mr. Espe – 24,000; Ms. Fletcher – 48,000; Mr. Huston – 68,000; Mr. Jones – 24,000; Ms. Kenne — 0; Mr. Martin – 68,000.

Under the Company’s stock ownership guidelines, as revised in 2005, directors are expected to own 12,000 shares of the Company’s common stock within five years. This goal must be achieved by April 20, 2010 for directors in office in 2005 and within five years after election date for newly elected directors. Stock units received in respect of directors’ fees count toward fulfillment of the ownership guidelines; stock options, including vested stock options, and restricted stock units do not count. The number of shares owned by each director is set forth in the stock ownership table in Item 12 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which Unisys common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	32.055 million 4.470 million	[1] [2]	$ $	18.05 0	[3]	28.074 million	[4]
Equity compensation plans not approved by security holders[5]	5.397 million 0.140 million	[6] [7]	$ $	10.74 0		0
Total	42.062 million			$16.99		28.074 million

1	Represents stock options, including options for approximately 277 shares granted under compensation plans assumed in connection with acquisitions.
2	Represents restricted share units and stock units. Assumes that performance-based restricted stock units will vest at target.
3	Weighted-average exercise price of outstanding options under compensation plans assumed in connection with acquisitions is $31.60.
4	4.074 million shares are issuable under the Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan (the “2003 Plan”) and 24 million shares are issuable under the Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan (the “2007 Plan”). Assumes that outstanding performance-based restricted stock units will vest at target.

5	Comprises the Unisys Corporation Director Stock Unit Plan (the “Stock Unit Plan”) and the 2002 Stock Option Plan (the “2002 Plan”). Under the Stock Unit Plan, directors received a portion of their annual retainers and attendance fees in common stock equivalent units. The Stock Unit Plan was terminated in 2004, and stock units are now granted to directors under either the 2003 Plan or the 2007 Plan, both of which were approved by stockholders. Under the 2002 Plan, stock options could be granted to key employees other than elected officers to purchase the Company’s common stock at no less than 100% of fair market value at the date of grant. Options generally had a maximum duration of ten years and were exercisable in four equal annual installments beginning one year after the date of grant. The 2002 Plan was replaced by the 2003 Plan in 2003. No further awards will be made under either the Stock Unit Plan or the 2002 Plan, and no shares (other than shares subject to outstanding options and other awards previously made) are available for future issuance under either plan.
6	Represents options granted under the 2002 Plan.
7	Represents stock units granted under the Stock Unit Plan.

Security Ownership by Certain Beneficial Owners

Shown below is information with respect to persons or groups that beneficially own more than 5% of Unisys common stock. This information is derived from Schedules 13D and 13G filed by such persons or groups.

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percent of Class
Black Rock, Inc. (on behalf of its investment advisory subsidiaries) 40 East 52nd Street New York, NY 10022	34,487,441	[1]	9.81

Brandes Investment Partners, L.P. Brandes Investment Partners, Inc. Brandes Worldwide Holdings, L.P. Charles H. Brandes Glenn R. Carlson Jeffrey A. Busby 11988 El Camino Real, Suite 500 San Diego, CA 92130	34,314,141	[2]	9.76

FMR LLC Edward C. Johnson 3d Fidelity Management & Research Company 82 Devonshire Street Boston, MA 02109	51,693,026	[3]	14.705

MMI Investments, L.P. MCM Capital Management, LLC 1370 Avenue of the Americas New York, NY 10019	34,787,000	[4]	9.9

1	Shared dispositive and shared voting power has been reported for all shares.

2	Shared dispositive power has been reported for 34,314,141 shares. Shared voting power has been reported for 26,024,955 shares.
3	Sole dispositive power has been reported for 51,693,026 shares. Sole voting power has been reported for 10,380,651 shares.
4	Sole dispositive and sole voting power has been reported for all shares.

Security Ownership by Directors and Officers

Shown below are the number of shares of Unisys common stock (or stock units) beneficially owned as of March 31, 2008, by all directors, the Named Officers and all directors and current officers of Unisys as a group. No individual named below beneficially owns more than one percent of the outstanding shares of Unisys common stock. All directors and officers as a group beneficially own 1.5% of the shares of Unisys common stock deemed outstanding.

Beneficial Owner	Number of Shares of Common Stock (1)(2)	Additional Shares of Common Stock Deemed Beneficially Owned (1)(3)
Greg J. Baroni	38,732	420,000
J.P. Bolduc	43,904	68,000
Craig A. Conway	0	0
James J. Duderstadt	41,267	68,000
Henry C. Duques	79,701	68,000
Matthew J. Espe	20,198	24,000
Denise K. Fletcher	27,818	48,000
Janet B. Haugen	49,541	750,000
Randy J. Hendricks	58,059	415,000
Edwin A. Huston	44,953	68,000
Clayton M. Jones	21,173	24,000
Leslie F. Kenne	13,875	0
Brian T. Maloney	2,334	133,334
Theodore E. Martin	107,701	68,000
Joseph W. McGrath	149,589	1,815,000
All directors and officers as a group	812,665	5,223,500

(1)	Includes shares reported by directors and officers as held directly or in the names of spouses, children or trusts as to which beneficial ownership may have been disclaimed.

(2)	Includes:
(a)	Shares held under the Unisys Savings Plan, a qualified plan under Sections 401(a) and 401(k) of the Internal Revenue Code, as follows: Mr. Baroni, 1,059; Ms. Haugen, 13,143; Mr. Hendricks, 3,202; Mr. Maloney, 2,334; Mr. McGrath, 3,253; officers as a group, 37,018. With respect to such shares, plan participants have authority to direct voting.
(b)	Stock units deferred under a Unisys deferred compensation plan as follows: Mr. McGrath, 34,894; officers as a group, 34,894. Deferred stock units are payable in shares of Unisys common stock upon termination of employment or on a date specified by the executive. They may not be voted.
(c)	Stock units paid in lieu of directors’ fees to directors as follows: Mr. Bolduc, 27,029; Dr. Duderstadt, 26,342; Mr. Duques, 60,826; Mr. Espe, 6,323; Ms. Fletcher, 13,943; Mr. Huston, 30,078; Mr. Jones, 7,298; and Mr. Martin, 73,826. They may not be voted.
(3)	Shares shown are shares subject to options exercisable within 60 days following March 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Unisys is required to disclose any transactions since the beginning of 2007 (or any currently proposed transaction) in which the company was a participant, the amount involved exceeds $120,000 and a director or executive officer or any immediate family member of a director or executive officer had a direct or indirect material interest. We had no such transactions in 2007 and none are currently contemplated.

Currently Unisys has not adopted a policy specifically directed at the review, approval or ratification of related party transactions required to be disclosed. However, under the Unisys Code of Ethics and Business Conduct, all employees, officers and directors are required to avoid conflicts of interest. Employees (including officers) must review with, and obtain the approval of, their immediate supervisor and the Company’s Corporate Ethics Office, any situation (without regard to dollar amount) that may involve a conflict of interest. Directors should raise possible conflicts of interest with the chief executive officer or the general counsel. The Code defines a conflict of interest as any relationship, arrangement, investment or situation in which loyalties are divided between Unisys interests and personal interests and specifically notes involvement (either personally or through a family member) in a business that is a competitor, supplier or customer of the company as a particularly sensitive area that requires careful review.

Director Independence

All of our directors other than Mr. McGrath meet the independence requirements prescribed by the New York Stock Exchange and, in the case of members of the Audit Committee, also meet the audit committee independence requirements prescribed by the SEC. In assessing whether a director has a material relationship with Unisys (either directly or as a partner, stockholder or officer of an organization that has a relationship with Unisys), the Board uses the criteria set forth in the Company’s Guidelines on Significant Corporate Governance Issues. The full text of these guidelines, as amended through September 21, 2007, is available on the Company’s Internet web site at www.unisys.com in the Investors section under Corporate Governance and Board of Directors and is also available in print to any stockholder who requests it. Under the guidelines, the following commercial or charitable relationships will not be considered to be material relationships that would impair independence: (a) if a director is an executive officer or partner of, or owns more than a ten percent equity interest in, a company that does business with

Unisys, and sales to or purchases from Unisys are less than one percent of the annual revenues of that company and (b) if a director is an officer, director or trustee of a charitable organization, and Unisys contributions to that organization are less than one percent of its annual charitable receipts. All non-employee directors met these criteria in 2007. In particular, three of the company’s non-employee directors, Mr. Duques, Mr. Espe and Mr. Jones, served as chief executive officer of a company that does business with Unisys in the ordinary course. In each instance, combined Unisys sales to and purchases from the director’s company in 2007 represented less than one percent of that company’s annual revenue. In addition, two of the Company’s non-employee directors, Mr. Bolduc and Mr. Espe, served as directors of organizations to which the Company made charitable contributions in 2007. In each instance, the amounts contributed by Unisys to the charitable organization represented less than one percent of the organization’s annual charitable receipts.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP was the Company’s independent registered public accounting firm for the years ended December 31, 2007 and 2006. Ernst & Young LLP has billed the Company the following fees for professional services rendered in respect of each such year (in millions of dollars):

	2007	2006
Audit Fees	$8.8	$8.7
Audit-Related Fees	2.1	1.3
Tax Fees	0.1	0.1
All Other Fees	—	—

Audit fees consist of fees for the audit and review of the Company’s financial statements, statutory audits, comfort letters, consents, assistance with and review of documents filed with the SEC and Section 404 attestation procedures. Audit-related fees consist of fees for employee benefit plan audits, accounting advice regarding specific transactions and various attestation engagements. Tax fees principally represent fees for tax compliance services.

The Audit Committee annually reviews and pre-approves the services that may be provided by the independent registered public accounting firm. The committee has also adopted an Audit and Non-Audit Services Pre-Approval Policy that contains a list of pre-approved services, which the committee may revise from time to time. In addition, the Audit Committee has delegated pre-approval authority, up to a fee limitation of $150,000 per service, to the chairman of the committee. The chairman of the committee reports any such pre-approval decision to the Audit Committee at its next scheduled meeting.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ Joseph W. McGrath
Joseph W. McGrath
Date: April 29, 2008		President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Joseph W. McGrath required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)