Form 10-Q
period 2008-03-31
UNISYS CORP
filed 2008-05-12
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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


     Number of shares of Common Stock outstanding as of March 31, 2008 356,253,335.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          March 31,
                                            2008       December 31,
                                         (Unaudited)       2007
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  490.2       $  830.2
Accounts and notes receivable, net         1,031.7        1,059.2
Inventories:
   Parts and finished equipment               90.9           91.9
   Work in process and materials              84.1           79.2
Deferred income taxes                         18.0           18.0
Prepaid expenses and other current assets    150.4          133.7
                                          --------       --------
Total                                      1,865.3        2,212.2
                                          --------       --------

Properties                                 1,354.3        1,336.9
Less-Accumulated depreciation and
  amortization                             1,030.5        1,004.7
                                          --------       --------
Properties, net                              323.8          332.2
                                          --------       --------
Outsourcing assets, net                      391.4          409.4
Marketable software, net                     261.0          268.8
Prepaid postretirement assets                529.8          497.0
Deferred income taxes                         93.8           93.8
Goodwill                                     201.2          200.6
Other long-term assets                       125.0          123.1
                                          --------       --------
Total                                     $3,791.3       $4,137.1
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $     .1       $     .1
Current maturities of long-term debt           3.7          204.3
Accounts payable                             379.9          419.6
Other accrued liabilities                  1,214.6        1,272.0
                                          --------       --------
Total                                      1,598.3        1,896.0
                                          --------       --------
Long-term debt                             1,061.3        1,058.3
Long-term postretirement liabilities         414.1          420.7
Other long-term liabilities                  367.3          395.5

Stockholders' equity
Common stock, shares issued: 2008; 358.5
   2007, 356.1                                 3.6            3.6
Accumulated deficit                       (2,489.3)      (2,465.9)
Other capital                              4,026.6        4,011.8
Accumulated other comprehensive loss      (1,190.6)      (1,182.9)
                                          --------       --------
Stockholders' equity                         350.3          366.6
                                          --------       --------
Total                                     $3,791.3       $4,137.1
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2008           2007
                                           --------       --------

Revenue
  Services                                 $1,137.1       $1,152.9
  Technology                                  164.2          195.1
                                           --------       --------
                                            1,301.3        1,348.0
Costs and expenses
   Cost of revenue:
     Services                                 922.2          993.9
     Technology                                85.9           96.7
                                           --------       --------
                                            1,008.1        1,090.6

Selling, general and administrative           232.5          244.6
Research and development                       32.7           42.4
                                           --------       --------
                                            1,273.3        1,377.6
                                           --------       --------
Operating profit (loss)                        28.0          (29.6)

Interest expense                               21.6           18.9
Other income (expense), net                    (6.0)          25.5
                                           --------       --------
Income (loss) before income taxes                .4          (23.0)

Provision (benefit) for income taxes           23.8          (26.6)
                                           --------       --------
Net income (loss)                          $  (23.4)      $    3.6
                                           ========       ========
Earnings (loss) per share
   Basic                                   $   (.07)      $    .01
                                           ========       ========
   Diluted                                 $   (.07)      $    .01
                                           ========       ========




See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2008      2007
                                                    --------   --------

Cash flows from operating activities
Net income (loss)                                  $  (23.4)   $   3.6
Add (deduct) items to reconcile net income (loss)
   to net cash used for operating activities:
Employee stock compensation                             6.0        2.3
Company stock issued for U.S. 401(k) plan               8.8        9.5
Depreciation and amortization of properties            26.7       27.4
Depreciation and amortization of outsourcing assets    42.4       38.0
Amortization of marketable software                    30.5       33.4
Gain on sale of assets                                   -       (23.7)
Increase in deferred income taxes, net                   -        (2.3)
Decrease (increase) in receivables, net                42.5       (5.3)
Increase in inventories                                (2.2)     (11.9)
Decrease in accounts payable and other
  accrued liabilities                                (129.0)    (135.3)
Decrease in other liabilities                         (14.5)     (29.2)
Increase in other assets                              (42.5)     (13.1)
Other                                                   5.4        2.3
                                                    -------     ------
Net cash used for operating activities                (49.3)    (104.3)
                                                    -------     ------
Cash flows from investing activities
Proceeds from investments                           1,646.6    1,922.4
Purchases of investments                           (1,675.9)  (1,925.4)
   Investment in marketable software                  (22.4)     (24.3)
   Capital additions of properties                    (14.6)     (19.3)
   Capital additions of outsourcing assets            (27.9)     (39.3)
   Purchases of businesses                              (.4)      (1.2)
   Proceeds from sale of assets                          -        28.3
                                                    -------     ------

Net cash used for investing activities                (94.6)     (58.8)
                                                    -------     ------
Cash flows from financing activities
   Net reduction in short-term borrowings                 -       (1.1)
   Proceeds from exercise of stock options                -        7.0
   Payment of long-term debt                         (200.0)        -
   Financing fees                                       (.8)        -
                                                    -------     ------
Net cash (used for) provided by financing activities (200.8)       5.9
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            4.7        2.1
                                                    -------     ------

Decrease in cash and cash equivalents                (340.0)    (155.1)
Cash and cash equivalents, beginning of period        830.2      719.3
                                                    -------    -------
Cash and cash equivalents, end of period           $  490.2    $ 564.2
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

The company's accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company's critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company's consolidated financial statements. There have been no changes in the company's critical accounting policies from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2007.

a. The following table shows how earnings (loss) per share were computed for the three months ended March 31, 2008 and 2007 (dollars in millions, shares in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2008            2007
                                                   ---------       ----------
    Basic Earnings (Loss) Per Share

    Net income (loss)                              $  (23.4)       $     3.6
                                                   ========        =========
    Weighted average shares                         354,798          346,421
                                                   ========        =========
    Basic earnings (loss) per share                $   (.07)       $     .01
                                                   ========        =========
    Diluted Earnings (Loss) Per Share

    Net earnings (loss)                            $  (23.4)       $     3.6
                                                   ========        =========
    Weighted average shares                         354,798          346,421
    Plus incremental shares from assumed
      conversions of employee stock plans               -              1,917
                                                   --------        ---------
    Adjusted weighted average shares                354,798          348,338
                                                   ========        =========
    Diluted earnings (loss) per share              $   (.07)       $     .01
                                                   ========        =========


At March 31, 2008 and 2007, 37.0 million and 29.6 million, respectively, of employee stock options were not included in the computation of diluted earnings per share because either a loss was reported or the option prices were above the average market price of the company's common stock.


b. In October 2005, the company announced a plan to reduce its cost structure. As part of this plan, during the three months ended March 31, 2007, the company committed to a reduction of 966 employees. This resulted in a pretax charge in the quarter of $32.7 million, principally related to severance costs. The charge was broken down as follows: (a) 451 employees in the U.S. for a charge of $11.6 million and (b) 515 employees outside the U.S. for a charge of $21.1 million. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $25.0 million; selling, general and administrative expenses, $2.1 million; research and development expenses, $6.2 million; and other income (expense), net, $.6 million. The income recorded in other income (expense), net relates to minority shareholders' portion of the charge related to the majority owned subsidiaries which are fully consolidated by the company. There were no additional cost-reduction charges recorded during the three months ended March 31, 2008; however, a $3.3 million change in estimates was recorded as income in the current quarter compared with $6.2 million of income in the year-ago period.

A breakdown of the individual components of these costs follows (in millions of dollars):
                                                Work-Force
                                                Reductions
                                              --------------      Idle
                         Headcount    Total    U.S.    Int'l.  Lease Cost
                         ---------    -----    ----    ------  ----------
Balance at December
 31, 2007                    727     $ 92.0   $ 21.1   $ 31.1    $ 39.8
Utilized                    (377)     (19.1)    (7.2)    (8.3)     (3.6)
Changes in estimates
  and revisions             (151)      (3.3)      .7     (3.9)      (.1)
Translation adjustments       -         1.0       -        .9        .1
                          ------     ------    -----    -----    ------
Balance at March 31, 2008    199     $ 70.6    $14.6   $ 19.8    $ 36.2
                          ======     ======    =====    =====    ======
Expected future utilization:
2008 remaining nine months   199      $32.0    $ 9.8   $ 13.4    $  8.8
Beyond 2008                            38.6      4.8      6.4      27.4


c. Net periodic pension expense (income) for the three months ended March 31, 2008 and 2007 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended March 31, 2008     Ended March 31, 2007
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $  8.3  $   -     $ 8.3   $ 10.8  $   .1   $10.7
    Interest cost               104.9    70.8     34.1     99.8    69.4    30.4
    Expected return on
      plan assets              (142.7) (102.1)   (40.6)  (133.2)  (97.6)  (35.6)
    Amortization of prior
      service cost                 .3      .2       .1       .2      -       .2
    Recognized net actuarial
      loss                       17.7    13.8      3.9     33.0    24.3     8.7
                                -----   -----    -----    -----    ----   -----
    Net periodic pension
      expense (income)         $(11.5) $(17.3)    $5.8   $ 10.6  $ (3.8)  $14.4
                                =====   =====     ====   ======   =====   =====

The company currently expects to make cash contributions of approximately $80 million to its worldwide defined benefit pension plans in 2008 compared with $78.7 million in 2007. For the three months ended March 31, 2008 and 2007, $19.1 million and $15.6 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2008.

The expense related to the company's match to the U.S. 401(k) plan for the three months ended March 31, 2008 and 2007 was $12.1 million and $12.9 million, respectively.

Net periodic postretirement benefit expense for the three months ended March 31, 2008 and 2007 is presented below (in millions of dollars):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2008          2007
                                                       ----          ----
    Service cost                                       $ .3         $ -
    Interest cost                                       3.4          3.0
    Expected return on assets                           (.1)         (.1)
    Amortization of prior service cost                   .9            -
    Recognized net actuarial loss                       1.1          1.3
                                                       ----         ----
    Net periodic postretirement benefit expense        $5.6         $4.2
                                                       ====         ====

The company expects to make cash contributions of approximately $28 million to its postretirement benefit plan in 2008 compared with $24.4 million in 2007. For the three months ended March 31, 2008 and 2007, $2.6 million and $7.3 million, respectively, of cash contributions have been made.

d. In February 2007, the company sold its media business for gross proceeds of $28.3 million and recognized a pretax gain of $23.7 million, which is included in other income (expense).

In March 2007, the company settled an income tax audit in the Netherlands and as a result, recorded a tax benefit of $39.4 million.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. As of March 31, 2008, the company has granted non-qualified stock options and restricted stock units under these plans. At March 31, 2008, 22.2 million shares of unissued common stock of the company were available for granting under these plans.

For the three months ended March 31, 2008, 72,000 stock options were granted; there were no stock options granted during the three months ended March 31, 2007. The company currently expects that any future grants of stock option awards will be principally to newly hired individuals.



The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2008         2007
                                                      ----         ----

Weighted-average fair value of grant                  $1.60          N/A
Risk-free interest rate                                3.63%         N/A
Expected volatility                                   45.28%         N/A
Expected life of options in years                      3.67          N/A
Expected dividend yield                                 -              -

For periods after January 1, 2006, the company has granted an annual restricted stock unit award to officers, directors and other key employees in lieu of an annual stock option grant. The restricted stock unit awards granted can contain both time-based units and performance-based units. Each performance-based unit will vest into zero to 1.5 shares depending on the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. The company records share-based expense in selling, general and administrative expense.

During the three months ended March 31, 2008 and 2007, the company recorded
$6.0 million and $2.3 million of share-based compensation expense, respectively, which is comprised of $5.9 million and $2.3 million of restricted stock unit expense and $.1 million and zero of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2008 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2007           37,452       $16.99
Granted                   72         4.22
Forfeited and
   expired              (504)       15.03
                      ------
Outstanding at
   March 31, 2008     37,020        16.98            2.76          $ -
                      ======
Vested and
   expected to
   vest at
   March 31, 2008     37,020        16.98            2.76            -
                      ======
Exercisable at
   March 31, 2008     36,546        17.12            2.76            -
                      ======
The aggregate intrinsic value in the above table reflects the total pretax intrinsic value (the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2008 was zero since no options were exercised and the amount for the three months ended March 31, 2007 was $8.7 million. As of March 31, 2008, $.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

A summary of restricted stock unit activity for the three months ended March 31, 2008 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at
   December 31, 2007                       4,346                  $7.65
Granted                                    6,396                   4.12
Vested                                      (189)                  7.09
Forfeited and expired                       (373)                  6.92
                                            ----
Outstanding at
   March 31, 2008                         10,180                   5.47
                                          ======
The fair value of restricted stock units is determined based on the stock price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2008 and 2007 was $4.12 and $8.31, respectively. As of March 31, 2008, there was $42.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted share units vested during the three months ended March 31, 2008 and 2007 was $.8 million and $2.9 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2008 and 2007 was zero and $7.0 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2008 and 2007 was $5.5 million and $.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. Therefore, the segment comparisons below exclude the cost reduction items mentioned in note (b).

A summary of the company's operations by business segment for the three-month periods ended March 31, 2008 and 2007 is presented below (in millions of dollars):


                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      March 31, 2008
    ------------------
    Customer revenue         $1,301.3                $1,137.1     $ 164.2
    Intersegment                        $  (43.7)         2.7        41.0
                             --------   --------     --------     -------
    Total revenue            $1,301.3   $  (43.7)    $1,139.8     $ 205.2
                             ========   ========     ========     =======
    Operating income (loss)  $   28.0   $    (.3)    $   26.7     $   1.6
                             ========   ========     ========     =======




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
                             ========   ========     ========     =======

Presented below is a reconciliation of total business segment operating income (loss) to consolidated income (loss) before income taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                   2008          2007
                                                   ----          ----
    Total segment operating profit (loss)         $ 28.3        $ (3.5)
    Interest expense                               (21.6)        (18.9)
    Other income (expense), net                     (6.0)         25.5
    Cost reduction charge                             -          (32.7)
    Corporate and eliminations                       (.3)          6.6
                                                  ------        ------
    Total income (loss) before income taxes       $   .4        $(23.0)
                                                  ======        ======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2008           2007
                                                  ----           ----
    Services
     Systems integration and consulting        $  344.1       $  342.6
     Outsourcing                                  494.5          469.1
     Infrastructure services                      201.7          234.6
     Core maintenance                              96.8          106.6
                                                -------       --------
                                                1,137.1        1,152.9
   Technology
     Enterprise-class servers                     128.8          150.4
     Specialized technologies                      35.4           44.7
                                                -------       --------
                                                  164.2          195.1
                                                -------       --------
    Total                                      $1,301.3       $1,348.0
                                               ========       ========


Geographic information about the company's revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2008           2007
                                                  ----           ----
     United States                             $  536.9       $  603.9
     United Kingdom                               209.5          220.3
     Other foreign                                554.9          523.8
                                                -------       --------
        Total                                  $1,301.3       $1,348.0
                                               ========       ========


g. Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 includes the following components (in millions of dollars):


                                                          2008       2007
                                                        ------     -------
    Net income (loss)                                  $ (23.4)    $   3.6
    Other comprehensive income (loss)
    Cash flow hedges
       Loss                                                (.5)        (.2)
       Reclassification adjustments                         .3          .1
    Foreign currency translation adjustments             (13.5)        5.1
    Postretirement adjustments                             6.0        32.2
                                                       -------     -------
    Total other comprehensive income (loss)               (7.7)       37.2
                                                       -------     -------
    Comprehensive income (loss)                        $ (31.1)    $  40.8
                                                       =======     =======

Accumulated other comprehensive income (loss) as of December 31, 2007 and March 31, 2008 is as follows (in millions of dollars):

                                                          Cash
                                            Translation   Flow  Postretirement
                                     Total  Adjustments  Hedges     Plans
                                     -----  -----------  ------  ---------
    Balance at December 31, 2007  $(1,182.9)  $(595.3)   $  -     $ (587.6)

    Change during period               (7.7)    (13.5)      (.2)       6.0
                                   --------   -------    ------  ---------

    Balance at March 31, 2008     $(1,190.6)  $(608.8)   $  (.2) $  (581.6)
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

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2008        2007
                                                       ----        ----
    Balance at beginning of period                    $ 6.9       $ 8.2

    Accruals for warranties issued
      during the period                                  .7         1.4

    Settlements made during the period                  (.7)       (2.4)

    Changes in liability for pre-existing warranties
      during the period, including expirations         (1.1)        1.3
                                                      -----       -----
    Balance at March 31                               $ 5.8       $ 8.5
                                                      =====       =====

i. Cash paid during the three months ended March 31, 2008 and 2007 for income taxes was $6.9 million and $11.3 million, respectively.

Cash paid during the three months ended March 31, 2008 and 2007 for interest was $15.1 million and $11.1 million, respectively.

j. Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. In February 2008, the FASB deferred the effective date for one year for certain nonfinancial assets and nonfinancial liabilities. Adoption of SFAS No. 157 did not have an impact on the company's consolidated results of operations and financial position.

    Effective January 1, 2008, the company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reportable in earnings. Adoption of SFAS No. 159 did not have an impact on the company's consolidated results of operations and financial position.

    In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" (SFAS No. 141R).
SFAS No. 141R replaces SFAS No. 141, "Business Combinations," and establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is January 1, 2009 for the company. An entity may not apply it before that date. The company will adopt SFAS No. 141R for business combinations, if any, after January 1, 2009.

    In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interest in Consolidated Financial Statements" (SFAS No. 160). SFAS No. 160 describes a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 establishes accounting and reporting standards that require, among other items:
(a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) the amount of consolidated net income attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, which is January 1, 2009 for the company. Earlier adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for the presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The company is currently assessing the impact of the adoption of SFAS No. 160 on its consolidated results of operations and financial position.

k. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters and intellectual property. In accordance with SFAS No. 5, "Accounting for Contingencies," the company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.

    The company believes that it has valid defenses with respect to legal matters pending against it. Based on its experience, the company also believes that the damage amounts claimed in the lawsuits disclosed below are not a meaningful indicator of the company's potential liability. Litigation is inherently unpredictable, however, and it is possible that the company's results of operations or cash flow could be affected in any particular period by the resolution of one or more of the legal matters pending against it.

    In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General's Office of the Department of Homeland Security, is reviewing issues relating to labor categorization and overtime on the TSA contract. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue the matter, or, if pursued, what effect this might have on the company.

    In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately 28 million euros. Unisys Belgium believes it has valid defenses to the claims and contends that the Belgian State's termination of the contract was unjustified and caused millions of euros in damages to Unisys Belgium. Unisys Belgium expects to file its defense and counterclaim no later than June 2008.

    In December 2007, Lufthansa AG sued Unisys Deutschland GmbH, a Unisys subsidiary (Unisys Germany), in the District Court of Frankfurt, Germany, for allegedly failing to perform properly its obligations during the initial phase of a 2004 software design and development contract relating to a Lufthansa
customer loyalty program.    Under the contract, either party was free to
withdraw from the project at the conclusion of the initial design phase.
Rather than withdraw, Lufthansa instead terminated the contract and failed to pay the balance owed to Unisys Germany for the initial phase. Lufthansa's lawsuit alleges that Unisys Germany breached the contract by failing to deliver a proper design for the new system and seeks approximately 21.4 million euros in damages. Unisys Germany believes it has valid defenses and expects to file its defense and counterclaim no later than June 2008.

    Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2008, it has adequate provisions for any such matters.


l. Due to the establishment of a full valuation allowance for all of the company's U.S. deferred tax assets and certain international subsidiaries in 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview

Since late 2005, the company has been implementing a comprehensive, multi-year program to significantly enhance its profitability and competitive position in the information technology market. The repositioning program has involved fundamental changes to the company's business, from its strategic focus, to its sales and marketing efforts, to its cost structure and service delivery model. The program has also involved divestitures of non-core business areas, with the proceeds used to fund the cost-reduction efforts.

During the first quarter of 2008, the company continued to improve its operating profit despite some weakness in the U.S. business. The company's federal business was impacted by contracting delays at certain federal agencies and the company saw some unfavorable impact on its U.S. technology sales as organizations tightened spending on information technology projects due to economic concerns. Despite this, the company was able to continue to improve profit margins in the services business as a result of the cost-reduction actions over the past two years.

For the first quarter of 2008, the company reported operating profit of $28.0 million compared with an operating loss of $29.6 million in the year-ago period. Services operating profit percent was 2.3% for the first quarter compared with an operating loss percent of 1.0% in the year-ago period. For the first quarter of 2008, the company reported a tax provision of $23.8 million compared with a tax benefit of $26.6 million in the year-ago period, which included a $39.4 million benefit for settlement of a tax audit. For the three months ended March 31, 2008, the company reported a net loss of $23.4 million, or $.07 per share, compared with net income of $3.6 million, or $.01 per share, for the three months ended March 31, 2007.

Results of operations

Company results

Revenue for the quarter ended March 31, 2008 was $1.30 billion compared with $1.35 billion for the first quarter of 2007, a decrease of 3% from the prior year. This decrease was due to a 1% decrease in Services revenue and a 16% decrease in Technology revenue. Foreign currency fluctuations had a 5-percentage-point positive impact on revenue in the current period compared
with the year-ago period.   U.S. revenue declined 11% in the first quarter
compared with the year-ago period, principally driven by weakness in Federal government revenue due in part to contracting delays at certain agencies and reduced technology revenue as clients tightened spending on information technology projects due to economic concerns. The U.S. decline was partially offset by a 3% increase in revenue in international markets led by increases in Latin America, Brazil, South Pacific and Japan which were partially offset by a decline in Europe. On a constant currency basis, international revenue declined 6% in the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

During the three months ended March 31, 2007, the company committed to a reduction of 966 employees. This resulted in a pretax charge in the quarter of $32.7 million, principally related to severance costs. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $25.0 million; selling, general and administrative expenses, $2.1 million; research and development expenses, $6.2 million; and other income (expense), net, $.6 million. The income recorded in other income (expense), net relates to the minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company. No cost-reduction charges were recorded in the three months ended March 31, 2008; however, a $3.3 million change in estimates was recorded as income in the current quarter compared with $6.2 million of income in the year-ago period.

For the three months ended March 31, 2008 pension income was $11.5 million compared with pension expense of $10.6 million for the three months ended March 31, 2007. The change in pension expense in 2008 from 2007 was principally due to the amendments in the U.S. pension plans made in 2006 as well as increases in worldwide discount rates and higher returns on plan assets worldwide. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 22.5% in the three months ended March 31, 2008 compared with 19.1% in the three months ended March 31, 2007. Included in the gross profit margin in 2007 were cost reduction charges of $25.0 million. The increase in gross profit margin excluding these charges principally reflects the benefits derived in 2008 from the prior-years cost reduction actions as well as a decline in pension expense of $17.0 million (income of $9.1 million in 2008 compared with expense of $7.9 million in 2007).

Selling, general and administrative expenses were $232.5 million for the three months ended March 31, 2008 (17.9% of revenue) compared with $244.6 million (18.1% of revenue) in the year-ago period. Included in selling, general and administrative expense in 2007 were cost reduction charges of $2.1 million. The decrease in selling, general and administrative expense excluding these charges principally reflects the benefits derived in 2008 from the prior-years cost reduction actions as well as a decline in pension expense of $3.6 million (income of $.6 million in 2008 compared with expense of $3.0 million in 2007).

Research and development (R&D) expenses in the first quarter of 2008 were $32.7 million compared with $42.4 million in the first quarter of 2007. The company continues to invest in proprietary operating systems, enterprise server operating systems, middleware and in key programs within its industry practices. Included in R&D expense in 2007 were cost reduction charges of $6.2 million.
The reduction in R&D in 2008 compared with 2007 excluding these charges principally reflects the benefits derived in 2008 from the prior-years' cost reduction actions.

For the first quarter of 2008, the company reported an operating profit of $28.0 million compared with an operating loss of $29.6 million in the first quarter of 2007. The principal items affecting the comparison of 2008 with 2007 were charges of $33.3 million in 2007 relating to the cost-reduction actions, as well as the benefits derived in 2008 from the prior-years' cost reduction actions. Also contributing to the increase in operating profit for the three months ended March 31, 2008 compared with the year-ago period was a decline in pension expense of $22.1 million (income of $11.5 million in 2008 compared with expense of $10.6 million in 2007).

Interest expense for the three months ended March 31, 2008 was $21.6 million compared with $18.9 million for the three months ended March 31, 2007. The increase in interest expense was primarily due to increased interest rates related to the refinancing of the $200 million 7 7/8% notes due 2008 with the company's $210 million 12 1/2% notes due 2016.

Other income (expense), net, which can vary from period to period, was an expense of $6.0 million in the first quarter of 2008, compared with income of $25.5 million in 2007. Other income (expense) in 2007 principally reflects a gain of $23.7 million on the sale of the company's media business (see note
(d)). In addition, for the three months ended March 31, 2008 other income (expense) includes foreign exchange losses of $.3 million compared with gains of $4.9 million in the year-ago period.

Income before income taxes for the three months ended March 31, 2008 was $.4 million compared with a loss of $23.0 million in 2007. The provision for income taxes was $23.8 million in the current quarter compared with a benefit of $26.6 million in the year-ago period. The tax benefit in the prior-year period includes $39.4 million related to an income tax audit settlement (see note (d)). Due to the establishment of a full valuation allowance for all of the company's U.S. deferred tax assets and certain international subsidiaries in 2005, the company no longer has a meaningful effective tax rate. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General's Office of the Department of Homeland Security, is reviewing issues relating to labor categorization and overtime on the TSA contract. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue the matter, or, if pursued, what effect this might have on the company.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2008 and 2007 was $5.5 million and $.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating profit exclusive of cost reduction charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage. Therefore, the segment comparisons below exclude the cost reduction items mentioned above.


Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2008
------------------
Customer revenue          $1,301.3                 $1,137.1     $ 164.2
Intersegment                           $ (43.7)         2.7        41.0
                          --------     -------      -------      ------
Total revenue             $1,301.3     $ (43.7)    $1,139.8     $ 205.2
                          ========     ========     ========     =======

Gross profit percent          22.5%                    18.5%       42.9%
                          ========                  =======      ======
Operating profit
  (loss) percent               2.2%                     2.3%         .8%
                          ========                  =======      ======


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

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):


                                    Three Months
                                   Ended March 31        Percent
                                 ------------------      Increase
                                   2008       2007      (Decrease)
                                   ----       ----       ----------
    Services
     Systems integration
       and consulting            $  344.1    $ 342.6        0.4 %
     Outsourcing                    494.5      469.1        5.4 %
     Infrastructure services        201.7      234.6      (14.0)%
     Core maintenance                96.8      106.6       (9.2)%
                                 --------   --------
                                  1,137.1    1,152.9       (1.4)%
    Technology
     Enterprise-class servers       128.8      150.4      (14.4)%
     Specialized technologies        35.4       44.7      (20.8)%
                                 --------   --------
                                    164.2      195.1      (15.8)%
                                 --------   --------
    Total                        $1,301.3   $1,348.0       (3.5)%
                                 ========   ========


In the Services segment, customer revenue was $1.14 billion for the three months ended March 31, 2008 down 1.4% from the three months ended March 31, 2007. Foreign currency translation had a 5-percentage-point positive impact on Services revenue in current quarter compared with the year-ago period.

Revenue from systems integration and consulting increased 0.4% from $342.6 million in the March 2007 quarter to $344.1 million in the March 2008 quarter.

Outsourcing revenue increased 5.4% for the three months ended March 31, 2008 to $494.5 million compared with the three months ended March 31, 2007, led by increases in both information technology outsourcing (ITO) and business processing outsourcing (BPO).

Infrastructure services revenue declined 14.0% for the three month period ended March 31, 2008 compared with the three month period ended March 31, 2007 due to weakness in demand for network design and consulting projects, the shift of project-based infrastructure work to managed outsourcing contracts and the company's shift away from low-margin project work, all of which is expected to continue.

Core maintenance revenue declined 9.2% in the current quarter compared with the prior-year quarter. The company expects the secular decline of core maintenance to continue.

Services gross profit was 18.5% in the first quarter of 2008 compared with 15.0% in the year-ago period. Services operating income (loss) percent was 2.3% in the three months ended March 31, 2008 compared with (1.0)% in the three months ended March 31, 2007. The increase in Services margins was principally due to the benefits derived from the cost reduction actions as well as a decline in pension expense in gross profit of $16.5 million (income of $8.5 million for the three months ended March 31, 2008 compared with expense of $8.0 million in the year-ago period) and a decline in pension expense in operating income of $19.4 million (income of $8.9 million for the three months ended March 31, 2008 compared with expense of $10.5 million in the year-ago period).

In the Technology segment, customer revenue was $164 million in the current quarter compared with $195 million in the year-ago period for a decrease of 15.8%. Foreign currency translation had a positive impact of approximately 5-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue for the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 14.4% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. As mentioned above, U.S. technology sales during the quarter slowed down as clients tightened spending on information technology projects due to economic concerns. The company expects the secular decline of enterprise-class servers to continue.

Revenue from specialized technologies, which includes the company's payment systems products, third-party technology products and royalties from the company's agreement with NUL, decreased 20.8% for the three months ended March 31, 2008 compared with the three months ended March 31, 2007. The decline primarily reflects lower payment systems revenue. Revenue from NUL will decline beginning in the second quarter of 2008 due to expiration of the one-time fixed royalty fee of $225 million under an agreement executed in 2005. The company recognized $18.8 million per quarter under this royalty agreement over the three-year period ended March 31, 2008.

Technology gross profit was 42.9% in the current quarter compared with 43.3% in the year-ago quarter. Technology operating income percent was .8% in the three months ended March 31, 2008 compared with 3.5% in the three months ended March 31, 2007. The decline in revenue and operating profit margin in 2008 compared with 2007 primarily reflects the continuing secular decline in enterprise servers.


New accounting pronouncements

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.


Financial condition

Cash and cash equivalents at March 31, 2008 were $490.2 million compared with $830.2 million at December 31, 2007.

During the three months ended March 31, 2008, cash used for operations was $49.3 million compared with cash usage of $104.3 million for the three months ended March 31, 2007. Cash expenditures in the current quarter related to cost-reduction actions (which are included in operating activities) were approximately $21 million compared with $50 million for the prior-year quarter. Cash expenditures for prior year cost-reduction actions are expected to be approximately $32 million for the remainder of 2008, resulting in an expected cash expenditure of approximately $53 million in 2008 compared with $151.7 million in 2007.

Cash used for investing activities for the three months ended March 31, 2008 was $94.6 million compared with cash usage of $58.8 million during the three months ended March 31, 2007. Items affecting cash used for investing activities were the following: Net purchases of investments were $29.3 million for the three months ended March 31, 2008 compared with net purchases of $3.0 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $22.4 million compared with $24.3 million in the year-ago period, capital additions of properties were $14.6 million in 2008 compared with $19.3 million in 2007 and capital additions of outsourcing assets were $27.9 million in 2008 compared with $39.3 million in 2007. Cash used for investing activities in the three months ended March 31, 2007 includes $28.3 million of proceeds from the sale of the company's media business.

Cash used for financing activities during the three months ended March 31, 2008 was $200.8 million compared with $5.9 million of cash provided during the three months ended March 31, 2007. The decrease was principally due to the January 2008 redemption, at par, of all $200 million of the company's 7 7/8% senior notes due April 1, 2008.

At March 31, 2008, total debt was $1.07 billion, a decrease of $197.6 million from December 31, 2007.

The company has a three-year, secured revolving credit facility which expires in 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include nonpayment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of March 31, 2008, there were letters of credit of $67.2 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

Under the accounts receivable facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, interests in up to $300 million of eligible U.S. trade accounts receivable.
The receivables are sold at a discount that reflects a margin based on, among other things, the company's then-current S&P and Moody's credit rating. The facility may be terminated by the purchasers if the company's corporate rating is below B by S&P or B2 by Moody's and requires the maintenance of certain ratios related to the sold receivables. At March 31, 2008, the company's corporate rating was B+ and B2 by S&P and Moody's, respectively. In December 2007, the facility was amended to provide that the termination date would be May 28, 2008. The company is currently negotiating a replacement of this
facility and expects to have it in place on or before May 28, 2008.   At March
31, 2008 and December 31, 2007, the company had sold $113 million and $140 million, respectively, of eligible receivables.

At March 31, 2008, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.

The company has on file with the Securities and Exchange Commission a registration statement covering $440 million of debt or equity securities, which enables the company to be prepared for future market opportunities.

Stockholders' equity decreased $16.3 million during the three months ended March 31, 2008, principally reflecting a net loss of $23.4 million and foreign currency translation losses of $13.5 million. Partially offsetting these declines was an improvement of $6.0 million in the funded status of the company's defined benefit plans and $14.8 million from share-based plans.



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

Factors that could affect future results include the following:

THE COMPANY'S BUSINESS IS AFFECTED BY CHANGES IN GENERAL ECONOMIC AND BUSINESS CONDITIONS. The company continues to face a highly competitive business environment. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business. Although the company has not seen an impact in its business caused by the recent turmoil in the credit markets, if the turmoil spills over into the general economy and it results in a recession, the company's business could be impacted.

THE COMPANY FACES AGGRESSIVE COMPETITION IN THE INFORMATION SERVICES AND TECHNOLOGY MARKETPLACE. The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company's competitors include consulting and other professional services firms, systems integrators, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company's competitors may develop competing products and services that offer better price-performance or that reach the market in advance of the company's offerings.
Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could have an adverse effect on the company's business. Future results will depend on the company's ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company's ability to attract and retain talented people.

THE COMPANY FACES VOLATILITY AND RAPID TECHNOLOGICAL CHANGE IN ITS INDUSTRY. The company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company's ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative products and services on a timely and cost-effective basis. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company's offerings less competitive.

THE COMPANY'S FUTURE RESULTS WILL DEPEND ON THE SUCCESS OF ITS REPOSITIONING STRATEGY. The company's future results will depend in part on the success of its efforts to control and reduce costs through the development and use of low-cost subsidiaries and low-cost offshore and global sourcing models. Future results will also depend in part on the success of the company's focused investment and sales and marketing strategies. These strategies are based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. Furthermore, the company's institutional stockholders may attempt to influence these strategies.

THE COMPANY'S FUTURE RESULTS WILL DEPEND ON ITS ABILITY TO RETAIN SIGNIFICANT CLIENTS. The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients. The company could lose clients due to contract expiration, conversion to a competing service provider, disputes with clients or a decision to in-source services, including for contracts with governmental entities as part of the rebid process. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client.

THE COMPANY'S FUTURE RESULTS WILL DEPEND IN PART ON ITS ABILITY TO GROW OUTSOURCING. The company's outsourcing contracts are multiyear engagements under which the company takes over management of a client's technology operations, business processes or networks. In a number of these arrangements, the company hires certain of its clients' employees and may become responsible for the related employee obligations, such as pension and severance commitments. In addition, system development activity on outsourcing contracts may require the company to make significant upfront investments. The company will need to have available sufficient financial resources in order to take on these obligations and make these investments.

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

FUTURE RESULTS WILL ALSO DEPEND IN PART ON THE COMPANY'S ABILITY TO DRIVE PROFITABLE GROWTH IN CONSULTING AND SYSTEMS INTEGRATION. The company's ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions the company offers for specific industries. It will also depend on an improvement in the utilization of services delivery personnel and on the company's ability to work through disruptions in this business related to the repositioning actions. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company's ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

FUTURE RESULTS WILL ALSO DEPEND, IN PART, ON MARKET DEMAND FOR THE COMPANY'S HIGH-END ENTERPRISE SERVERS AND MAINTENANCE ON THESE SERVERS. In the company's technology business, high-end enterprise servers and maintenance on these servers continue to experience secular revenue declines. The company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend, in part, on customer acceptance of new ClearPath systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. In addition, future results will depend, in part, on the company's ability to generate new customers and increase sales of the Intel-based ES7000 line. The company believes there is growth potential in the market for high-end, Intel-based servers running Microsoft and Linux operating system software. However, the company's ability to succeed will depend on its ability to compete effectively against enterprise server competitors with more substantial resources and its ability to achieve market acceptance of the ES7000 technology by clients, systems integrators and independent software vendors. Future results of the technology business will also depend, in part, on the successful execution of the company's arrangements with NEC.

THE COMPANY'S CONTRACTS WITH U.S. GOVERNMENTAL AGENCIES MAY BE SUBJECT TO AUDITS, CRIMINAL PENALTIES, SANCTIONS AND OTHER EXPENSES AND FINES. The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor's compliance with contract terms and conditions, its systems and policies, including the contractor's purchasing, property, estimating, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract will be subject to reimbursement to the government. If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

THE COMPANY'S CONTRACTS MAY NOT BE AS PROFITABLE AS EXPECTED OR PROVIDE THE EXPECTED LEVEL OF REVENUES. A number of the company's long-term contracts for infrastructure services, outsourcing, help desk and similar services do not provide for minimum transaction volumes. As a result, revenue levels are not guaranteed. In addition, some of these contracts may permit customer termination or may impose other penalties if the company does not meet the performance levels specified in the contracts.

The company's contracts with governmental entities are subject to the availability of appropriated funds. These contracts also contain provisions allowing the governmental entity to terminate the contract at the governmental entity's discretion before the end of the contract's term. In addition, if the company's performance is unacceptable to the customer under a government contract, the government retains the right to pursue remedies under the affected contract, which remedies could include termination.

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

THE COMPANY MAY FACE DAMAGE TO ITS REPUTATION OR LEGAL LIABILITY IF ITS CLIENTS ARE NOT SATISFIED WITH ITS SERVICES OR PRODUCTS. The success of the company's business is dependent on strong, long-term client relationships and on its reputation for responsiveness and quality. As a result, if a client is not satisfied with the company's services or products, its reputation could be damaged and its business adversely affected. Allegations by private litigants or regulators of improper conduct, as well as negative publicity and press speculation about the company, whatever the outcome and whether or not valid, may harm its reputation. For example, in September 2007, an article in the Washington Post alleged that the FBI is investigating the company in connection with its alleged failure to detect cyber intrusions at the Department of Homeland Security, a client of the company, and its alleged failure to disclose these security breaches once detected. The company disputed the allegations made in the article. In addition to harm to reputation, if the company fails to meet its contractual obligations, it could be subject to legal liability, which could adversely affect its business, operating results and financial condition.

FUTURE RESULTS WILL DEPEND IN PART ON THE PERFORMANCE AND CAPABILITIES OF THIRD PARTIES. The company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. The company has announced that alliance partnerships with select IT companies are a key factor in the development and delivery of the company's refocused portfolio. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company's relationship with, distributors and other indirect channel partners.

THE COMPANY IS SUBJECT TO THE RISKS OF DOING BUSINESS INTERNATIONALLY. More than half of the company's total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the Foreign Corrupt Practices Act and non-U.S. laws and regulations.

THE COMPANY COULD FACE BUSINESS AND FINANCIAL RISK IN IMPLEMENTING FUTURE ACQUISITIONS OR DISPOSITIONS. As part of the company's business strategy, it may from time to time consider acquiring complementary technologies, products and businesses and disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees; and dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities. Further, with respect to both acquisitions and dispositions, management's attention could be diverted from other business concerns. The risks associated with acquisitions and dispositions could have a material adverse effect upon the company's business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future acquisitions or dispositions on favorable terms or at all.

THE COMPANY'S SERVICES OR PRODUCTS MAY INFRINGE UPON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. The company cannot be sure that its services and products do not infringe on the intellectual property rights of third parties, and it may have infringement claims asserted against it or against its clients. These claims could cost the company money, prevent it from offering some services or products, or damage its reputation.

PENDING LITIGATION COULD AFFECT THE COMPANY'S RESULTS OF OPERATIONS OR CASH FLOW. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters and intellectual property. See note (k) of the notes to financial statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company's results of operations or cash flow could be affected in any particular period by the resolution of one or more of the legal matters pending against it.

Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008.
Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008 due to the material weakness at December 31, 2007, described below. To address the material weakness referenced below, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As previously reported in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008, in connection with Company's assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weakness in the Company's internal control over financial reporting as of December 31, 2007 that is in the process of being remediated as of March 31, 2008: it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended December 31, 2007, for additional information on Management's Report on Internal Controls Over Financial Reporting.

Management is working to address the material weakness and is committed to remediate the material weakness as timely as possible. The Company plans to remediate its material weakness through the following actions:

* The Company has hired a new corporate controller and reassigned responsibilities among key accounting personnel,

* The Company will add personnel with an appropriate level of U.S. GAAP tax knowledge and experience to its income tax accounting function and provide additional income tax accounting training to personnel responsible for its foreign subsidiaries,

* The Company will add personnel with an appropriate level of U.S. GAAP accounting knowledge and experience in two locations, and

* The Company will continue to supplement existing resources with consultants where needed.

Management believes that the above actions, when fully implemented, will be effective in remediating this material weakness. However, the Company's material weakness will not be considered remediated until the above personnel are in place for a period of time and the controls are tested and management concludes that these controls are properly designed and operating effectively.

The evaluation discussed above identified a change in the Company's internal control over financial reporting regarding the implementation, as of January 1, 2008, of a financial management and project accounting system, in the Company's Federal government group. This system is expected to increase the efficiency of processing transactions and produce more accurate and timely information to address the various operational and compliance needs of the Company's Federal government group. The Company conducted and will continue to conduct post-implementation monitoring to ensure internal control over financial reporting is properly designed and operating effectively. To date, the Company has not experienced any significant difficulties in connection with the implementation or operation of this system.

Part II - OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings
-------   -----------------

Information with respect to litigation is set forth in note (k) of the notes to financial statements, and such information is incorporated herein by reference.


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

                                              UNISYS CORPORATION

Date: May 12, 2008                           By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Scott Hurley
                                                 ----------------------
                                                 Scott Hurley
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Bylaws of Unisys Corporation, as amended through December 6, 2007 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated December 6, 2007)

10.1     Agreement, dated January 2, 2008, between Unisys Corporation and Joseph
         W. McGrath (incorporated by reference to Exhibit 10 to the registrant's Current Report on Form 8-K dated January 2, 2008)

10.2     Agreement, dated January 15, 2008, between Unisys Corporation and Brian
         T. Maloney

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