Form 10-Q
period 2008-06-30
UNISYS CORP
filed 2008-08-07
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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


     Number of shares of Common Stock outstanding as of June 30, 2008
359,564,203.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                          June 30,
                                            2008       December 31,
                                         (Unaudited)       2007
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  471.4       $  830.2
Accounts and notes receivable, net           991.1        1,059.2
Inventories:
   Parts and finished equipment               90.6           91.9
   Work in process and materials              73.5           79.2
Deferred income taxes                         18.0           18.0
Prepaid expenses and other current assets    155.9          133.7
                                          --------       --------
Total                                      1,800.5        2,212.2
                                          --------       --------

Properties                                 1,374.8        1,336.9
Less-Accumulated depreciation and
  amortization                             1,057.9        1,004.7
                                          --------       --------
Properties, net                              316.9          332.2
                                          --------       --------
Outsourcing assets, net                      380.2          409.4
Marketable software, net                     254.0          268.8
Prepaid postretirement assets                570.5          497.0
Deferred income taxes                         93.8           93.8
Goodwill                                     203.7          200.6
Other long-term assets                       134.4          123.1
                                          --------       --------
Total                                     $3,754.0       $4,137.1
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $     .1       $     .1
Current maturities of long-term debt           3.2          204.3
Accounts payable                             373.3          419.6
Other accrued liabilities                  1,162.2        1,272.0
                                          --------       --------
Total                                      1,538.8        1,896.0
                                          --------       --------
Long-term debt                             1,060.3        1,058.3
Long-term postretirement liabilities         406.1          420.7
Other long-term liabilities                  358.4          395.5

Stockholders' equity
Common stock, shares issued: 2008; 361.8
   2007, 356.1                                 3.6            3.6
Accumulated deficit                       (2,503.3)      (2,465.9)
Other capital                              4,047.7        4,011.8
Accumulated other comprehensive loss      (1,157.6)      (1,182.9)
                                          --------       --------
Stockholders' equity                         390.4          366.6
                                          --------       --------
Total                                     $3,754.0       $4,137.1
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months         Six Months
                                         Ended June 30      Ended June 30
                                      ----------------      ---------------
                                      2008         2007     2008       2007
                                      ----         ----     ----       ----

Revenue
  Services                          $1,197.0    $1,208.6  $2,334.1   $2,361.5
  Technology                           143.0       167.1     307.2      362.2
                                    --------    --------  --------   --------
                                     1,340.0     1,375.7   2,641.3    2,723.7
Costs and expenses
   Cost of revenue:
     Services                          954.4       992.2   1,876.6    1,986.1
     Technology                         81.8        84.1     167.7      180.8
                                    --------    --------  --------   --------
                                     1,036.2     1,076.3   2,044.3    2,166.9

Selling, general and administrative    251.0       247.4     483.5      492.0
Research and development                30.2        49.5      62.9       91.9
                                    --------    --------  --------   --------
                                     1,317.4     1,373.2   2,590.7    2,750.8
                                    --------     -------  --------   --------
Operating profit (loss)                 22.6         2.5      50.6      (27.1)

Interest expense                        21.2        18.7      42.8       37.6
Other income (expense), net            (11.8)       (8.7)    (17.8)      16.8
                                    --------    --------  --------   --------
Loss before income taxes               (10.4)      (24.9)    (10.0)     (47.9)
Provision for income taxes               3.6        40.6      27.4       14.0
                                    --------    --------  --------   --------
Net loss                            $  (14.0)   $  (65.5) $  (37.4)  $  (61.9)
                                    ========    ========  ========   ========
Loss per share
   Basic                            $   (.04)   $   (.19) $   (.10)  $   (.18)
                                    ========    ========  ========   ========
   Diluted                          $   (.04)   $   (.19) $   (.10)  $   (.18)
                                    ========    ========  ========   ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                     Six Months Ended
                                                         June 30
                                                    ------------------
                                                       2008      2007
                                                    --------   --------

Cash flows from operating activities
Net loss                                           $  (37.4)   $ (61.9)
Add (deduct) items to reconcile net loss to net
   cash provided by (used for) operating activities:
Employee stock compensation                            11.9        5.5
Company stock issued for U.S. 401(k) plan              23.9       23.0
Depreciation and amortization of properties            53.7       56.9
Depreciation and amortization of outsourcing assets    83.9       70.6
Amortization of marketable software                    60.9       62.1
Disposals of capital assets                             5.6         .3
Gain on sale of assets                                   -       (23.1)
Decrease in receivables, net                           89.4      136.0
Decrease (increase) in inventories                      9.8       (9.0)
Decrease in accounts payable and other
  accrued liabilities                                (207.2)    (250.5)
Decrease in other liabilities                         (16.6)     (50.9)
Increase in other assets                              (80.8)     (39.9)
Other                                                   5.2        (.2)
                                                    -------     ------
Net cash provided by (used for)
 operating activities                                   2.3      (81.1)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        3,276.9    3,942.4
   Purchases of investments                        (3,306.5)  (3,941.0)
   Investment in marketable software                  (45.4)     (48.9)
   Capital additions of properties                    (32.1)     (39.8)
   Capital additions of outsourcing assets            (58.6)     (78.5)
   Purchases of businesses                             (1.8)      (1.6)
   Proceeds from sale of businesses                     -         27.7
                                                    -------     ------

Net cash used for investing activities               (167.5)    (139.7)
                                                    -------     ------
Cash flows from financing activities
   Net reduction in short-term borrowings                 -        (.6)
   Proceeds from exercise of stock options                -       11.3
   Payment of long-term debt                         (200.0)        -
   Financing fees                                       (.8)        -
                                                    -------     ------
Net cash (used for) provided by financing activities (200.8)      10.7
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                            7.2       11.5
                                                    -------     ------

Decrease in cash and cash equivalents                (358.8)    (198.6)
Cash and cash equivalents, beginning of period        830.2      719.3
                                                    -------    -------
Cash and cash equivalents, end of period           $  471.4    $ 520.7
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

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

a. The following table shows how loss per share was computed for the three and six months ended June 30, 2008 and 2007 (dollars in millions, shares in thousands):

                                         Three Months         Six Months
                                         Ended June 30      Ended June 30
                                         -------------      -------------
                                      2008         2007     2008       2007
                                      ----         ----     ----       ----
    Basic Loss Per Share

    Net loss                        $  (14.0)   $   (65.5) $  (37.4) $  (61.9)
                                    ========    =========  ========  ========
    Weighted average shares          358,167      348,958   356,482   347,690
                                    ========    =========  ========  ========
    Basic loss per share            $   (.04)   $    (.19) $   (.10) $   (.18)
                                    ========    =========  ========  ========
    Diluted Loss Per Share

    Net loss                        $  (14.0)   $   (65.5) $  (37.4) $  (61.9)
                                    ========    =========  ========  ========
    Weighted average shares          358,167      348,958   356,482   347,690
    Plus incremental shares
      from assumed conversions
      of employee stock plans           -           -          -         -
                                    --------    ---------  --------  --------
    Adjusted weighted average shares 358,167      348,958   356,482   347,690
                                    ========    =========  ========  ========
    Diluted loss per share          $   (.04)   $    (.19) $   (.10) $   (.18)
                                    ========    =========  ========  ========

At June 30, 2008 and 2007, 34.3 million and 39.6 million, respectively, of employee stock options were not included in the computation of diluted earnings per share because either a loss was reported or the inclusion of stock options in the computation would have been antidilutive.


b. In October 2005, the company announced a plan to reduce its cost structure. As part of this plan, during the three months ended June 30, 2007, the company consolidated facility space and committed to an additional reduction of 551 employees. This resulted in a pretax charge in the quarter of $33.3 million. The charge related to work force reductions of $19.8 million is broken down as follows: (a) 425 employees in the U.S. for a charge of $12.0 million and (b) 126 employees outside the U.S. for a charge of $7.8 million. The facility charge of $13.5 million principally relates to leased property that the company ceased using as of June 30, 2007. The facility charge represents the fair value of the liability at the cease-use date and was determined based on the remaining lease rental payments, reduced by estimated sublease rentals that could be reasonably obtained for the property. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $6.8 million; cost of revenue-technology, $.5 million; selling, general and administrative expenses, $16.5 million; research and development expenses, $9.7 million; and other income (expense), net, $.2 million. The income recorded in other income (expense), net relates to the minority shareholders' portion of the charge related to majority owned subsidiaries which are fully consolidated by the company.

For the six months ended June 30, 2007, pretax charges of $66.0 million were recorded in the following statement of income classifications: cost of revenue-services, $31.8 million; cost of revenue-technology, $.5 million; selling, general and administrative expenses, $18.6 million; research and development expenses, $15.9 million; and other income (expense), net, $.8 million.

There were no additional cost-reduction charges recorded during the three and six months ended June 30, 2008; however, a $2.5 million change in estimate was recorded as expense in the current quarter compared with $9.5 million recorded as income in the year-ago period, and a $.8 million change in estimates was recorded as income in the current six-month period compared with $15.7 million recorded as income in the year-ago six-month period. In addition, during the three months ended June 30, 2008, the company recorded a pretax charge of $5.5 million in selling, general and administrative expense related to a lease guarantee.

A breakdown of the individual components of these costs follows (in millions of dollars):
                                                     Work-Force
                                                     Reductions
                                                  --------------      Idle
                             Headcount    Total    U.S.    Int'l.  Lease Cost
                             ---------    -----    ----    ------  ----------
Balance at December
 31, 2007                        727     $ 92.0   $ 21.1   $ 31.1    $ 39.8
Utilized                        (453)     (36.4)   (12.8)   (15.5)     (8.1)
Changes in estimates
  and revisions                 (141)       (.8)     1.2     (3.4)      1.4
Translation adjustments           -         1.1       -        .9        .2
                              ------     ------    -----    -----    ------
Balance at June 30, 2008         133     $ 55.9    $ 9.5   $ 13.1    $ 33.3
                              ======     ======    =====    =====    ======
Expected future utilization:
2008 remaining six months        133      $14.6    $ 5.3   $  3.8    $  5.5
Beyond 2008                                41.3      4.2      9.3      27.8


c. Net periodic pension expense (income) for the three and six months ended June 30, 2008 and 2007 is presented below (in millions of dollars):

                                     Three Months           Three Months
                                 Ended June 30, 2008     Ended June 30, 2007
                                --------------------     -------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   -----    -----    -----   -----

Service cost                 $   7.9  $   -    $  7.9  $  11.0  $   -   $ 11.0
Interest cost                  106.0     71.1    34.9    100.3     69.6   30.7
Expected return on
  plan assets                 (142.6)  (101.6)  (41.0)  (133.3)   (97.3) (36.0)
Amortization of prior
  service cost                    .2       .2     -         .1      -       .1
Recognized net actuarial
  loss                          18.2     14.9     3.3     33.3     24.4    8.9
Curtailment loss                 1.5     -        1.5      -        -       -
                               -----   ------   -----    -----    -----   ----
Net periodic pension
  expense (income)           $  (8.8)  $(15.4)  $ 6.6   $ 11.4  $  (3.3) $14.7
                              ======   ======   =====   ======  =======  =====

                                     Six Months                 Six Months
                                Ended June 30, 2008        Ended June 30, 2007
                                -------------------      ----------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                               -----   -----   ------    -----   -----   ------

Service cost                 $  16.2  $   -     $16.2    $ 21.8  $   .1   $21.7
Interest cost                  210.9    141.9    69.0     200.1   139.0    61.1
Expected return on
  plan assets                 (285.3)  (203.7)  (81.6)   (266.5) (194.9)  (71.6)
Amortization of prior
  service cost                    .5       .4      .1        .3     -        .3
Recognized net actuarial
  loss                          35.9     28.7     7.2      66.3    48.7    17.6
Curtailment loss                 1.5      -       1.5       -       -       -
                             -------  -------   -----    -------  -----   -----
Net periodic pension
  expense (income)           $ (20.3)  $(32.7)  $12.4    $ 22.0  $ (7.1)  $29.1
                             =======  =======   =====    ======   =====   =====

In April 2008, the company adopted changes to certain of its U.K. defined benefit pension plans whereby effective June 30, 2008 all future accruals of benefits under the plans ceased. As a result of this change, the company recorded a pretax curtailment loss of $1.5 million in the second quarter of 2008. In addition, the company has enhanced its contributions to certain U.K. defined contribution plans, effective July 1, 2008. The changes to the U.K. plans are part of a global effort by the company to provide a competitive retirement program while controlling the level and volatility of retirement costs.

The company currently expects to make cash contributions of approximately $82 million to its worldwide defined benefit pension plans in 2008 compared with $78.7 million in 2007. For the six months ended June 30, 2008 and 2007, $38.5 million and $34.3 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2008.

The expense related to the company's match to the U.S. 401(k) plan for the six months ended June 30, 2008 and 2007 was $26.7 million and $26.0 million, respectively. During the three months ended June 30, 2008 and 2007, the company recorded an expense for a true-up match related to the prior year in the amount of $3.5 million and $1.0 million, respectively.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2008 and 2007 is presented below (in millions of dollars):


                                  Three Months                   Six Months
                                  Ended June 30                 Ended June 30
                                  -------------                 -------------
                                2008         2007             2008          2007
                                ----         ----             ----          ----

Service cost                    $ .1         $ -             $  .4        $  -
Interest cost                    3.1          3.1              6.5          6.1
Expected return on assets        (.1)         (.2)             (.2)         (.3)
Amortization of prior
  service cost                    .3           -               1.2           -
Recognized net actuarial
  loss                           1.1          1.3              2.2          2.6
                                ----         ----             ----        -----
Net periodic postretirement
  benefit expense               $4.5         $4.2            $10.1        $ 8.4
                                ====         ====            =====        =====


The company expects to make cash contributions of approximately $28 million to its postretirement benefit plan in 2008 compared with $24.4 million in 2007. For the six months ended June 30, 2008 and 2007, $10.2 million and $16.7 million, respectively, of cash contributions have been made.

d. In February 2007, the company sold its media business for gross proceeds of $27.7 million and recognized a pretax gain of $23.1 million, which is included in other income (expense).

In March 2007, the company settled an income tax audit in the Netherlands and as a result, recorded a tax benefit of $39.4 million.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. As of June 30, 2008, the company has granted non-qualified stock options and restricted stock units under these plans. At June 30, 2008, 22.0 million shares of unissued common stock of the company were available for granting under these plans.

For the six months ended June 30, 2008, 168,000 stock options were granted; there were no stock options granted during the six months ended June 30, 2007. The company currently expects that any future grants of stock option awards will be principally to newly hired individuals.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                       2008         2007
                                                       ----          ----

Weighted-average fair value of grant                  $1.64          N/A
Risk-free interest rate                                3.63%         N/A
Expected volatility                                   45.28%         N/A
Expected life of options in years                      3.67          N/A
Expected dividend yield                                 -             -

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

During the six months ended June 30, 2008 and 2007, the company recorded $11.9 million and $5.5 million of share-based compensation expense, respectively, which is comprised of $11.6 million and $5.3 million of restricted stock unit expense and $.3 million and $.2 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2008 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
 December 31, 2007    37,452      $16.99
Granted                  168        4.34
Forfeited and
 expired              (3,358)      18.36
                      ------
Outstanding at
 June 30, 2008        34,262        16.78            2.67          $ -
                      ======
Vested and
 expected to vest
 at June 30, 2008     34,262        16.78            2.67            -
                      ======
Exercisable at
 June 30, 2008        33,784        16.94            2.66            -
                      ======

The aggregate intrinsic value represents the pretax value of the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the six months ended June 30, 2008 was zero since no options were exercised and the amount for the six months ended June 30, 2007 was $2.8 million. As of June 30, 2008, $.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

A summary of restricted stock unit activity for the six months ended June 30, 2008 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at
   December 31, 2007                       4,346                  $7.65
Granted                                    6,517                   4.12
Vested                                      (195)                  7.14
Forfeited and expired                     (1,201)                  6.26
                                           -----
Outstanding at
   June 30, 2008                           9,467                   5.41
                                           =====

The fair value of restricted stock units is determined based on the stock price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2008 and 2007 was $4.12 and $8.32, respectively. As of June 30, 2008, there was $36.2 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted share units vested during the six months ended June 30, 2008 and 2007 was $.8 million and $2.9 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2008 and 2007 was zero and $11.3 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2008 and 2007 was $5.7 million and $1.3 million, respectively. The amount for the six months ended June 30, 2008 and 2007 was $11.2 million and $1.8 million, respectively. The profit on these transactions is eliminated in Corporate.

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

A summary of the company's operations by business segment for the three and six month periods ended June 30, 2008 and 2007 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
Three Months Ended
June 30, 2008
------------------
Customer revenue             $1,340.0                $1,197.0     $ 143.0
Intersegment                     -      $ (51.0)          2.7        48.3
                             --------   --------     --------     -------
Total revenue                $1,340.0   $ (51.0)     $1,199.7     $ 191.3
                             ========   =======      ========     =======
Operating income (loss)      $   22.6   $  (9.6)     $   39.2     $  (7.0)
                             ========   =======      ========     =======

Three Months Ended
June 30, 2007
------------------
Customer revenue             $1,375.7                $1,208.6     $ 167.1
Intersegment                     -      $ (47.4)          3.6        43.8
                             --------   --------     --------      ------
Total revenue                $1,375.7   $ (47.4)     $1,212.2     $ 210.9
                             ========   =======      ========      ======
Operating income (loss)      $    2.5   $ (27.0)     $   30.7     $  (1.2)
                             ========   =======      ========     =======

Six Months Ended
June 30, 2008
----------------

Customer revenue             $2,641.3               $2,334.1     $ 307.2
Intersegment                     -       $ (94.7)        5.4        89.3
                             --------    -------    --------     -------
Total revenue                $2,641.3    $ (94.7)   $2,339.5     $ 396.5
                             ========    =======    ========     =======
Operating income (loss)      $   50.6    $  (9.9)   $   65.9     $  (5.4)
                             ========    =======    ========     =======

Six Months Ended
June 30, 2007
----------------

Customer revenue             $2,723.7               $2,361.5     $ 362.2
Intersegment                     -       $ (87.5)        7.5        80.0
                             --------    -------    --------     -------
Total revenue                $2,723.7    $ (87.5)   $2,369.0     $ 442.2
                             ========    =======    ========     =======
Operating income (loss)      $  (27.1)   $ (53.1)   $   19.2     $   6.8
                             ========    =======    ========     =======


Presented below is a reconciliation of total business segment operating income
(loss) to consolidated loss before income taxes (in millions of dollars):

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------

                                   2008       2007           2008        2007
                                   ----       ----           ----        ----
Total segment operating
   income                        $  32.2    $  29.5        $  60.5     $  26.0
Interest expense                   (21.2)     (18.7)         (42.8)      (37.6)
Other income (expense), net        (11.8)      (8.7)         (17.8)       16.8
Cost reduction charges               -        (33.3)           -         (66.0)
Corporate and eliminations          (9.6)       6.3           (9.9)       12.9
                                 -------    -------        -------     -------
Total loss before income
  taxes                          $ (10.4)   $ (24.9)       $ (10.0)    $ (47.9)
                                 =======    =======        =======     =======


Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------
                                   2008       2007           2008        2007
                                   ----       ----           ----        ----
Services
 Systems integration
   and consulting                $  389.4    $ 370.8       $  733.5    $  713.4
 Outsourcing                        520.2      504.7        1,014.7       973.8
 Infrastructure services            191.9      224.2          393.6       458.8
     Core maintenance                95.5      108.9          192.3       215.5
                                 --------   --------       --------    --------
                                  1,197.0    1,208.6        2,334.1     2,361.5
Technology
 Enterprise-class servers           114.6      127.5          243.4       277.9
 Specialized technologies            28.4       39.6           63.8        84.3
                                 --------   --------       --------    --------
                                    143.0      167.1          307.2       362.2
                                 --------   --------       --------    --------
Total                            $1,340.0   $1,375.7       $2,641.3    $2,723.7
                                 ========   ========       ========    ========


Geographic information about the company's revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

                                  Three Months                Six Months
                                 Ended June 30               Ended June 30
                                 -------------               -------------
                                2008       2007              2008       2007
                                ----       ----              ----       ----
United States                $  571.8    $  590.8        $1,108.7    $1,194.7
United Kingdom                  200.1       226.9           409.6       447.2
Other international             568.1       558.0         1,123.0     1,081.8
                              -------    --------         -------    --------
   Total                     $1,340.0    $1,375.7        $2,641.3    $2,723.7
                             ========    ========        ========    ========

g. Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 includes the following components (in millions of dollars):

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------
                                  2008         2007            2008        2007
                                  ----         ----            ----        ----
Net loss                         $(14.0)    $  (65.5)       $ (37.4)   $  (61.9)
Other comprehensive income
  (loss)
  Cash flow hedges
    Loss                            (.1)         (.2)           (.6)        (.4)
    Reclassification adj.            .2           .3             .5          .4
  Foreign currency
   translation adjustments         13.5         24.3             -         29.4
  Postretirement adjustments       19.4         23.2           25.4        55.4
                                  ------     -------         ------     -------
Total other comprehensive
  income                           33.0         47.6           25.3        84.8
                                 ------      -------        -------    --------
Comprehensive income (loss)      $ 19.0      $ (17.9)       $ (12.1)   $   22.9
                                 ======      =======        =======    ========



Accumulated other comprehensive income (loss) as of December 31, 2007 and June 30, 2008 is as follows (in millions of dollars):

                                                          Cash
                                           Translation    Flow    Postretirement
                                   Total   Adjustments    Hedges       Plans
                                   -----   -----------   ------     ---------
Balance at December 31, 2007    $(1,182.9)   $(595.3)    $  -       $ (587.6)

Change during period                 25.3        -          (.1)        25.4
                                 --------    -------     ------     --------

Balance at June 30, 2008        $(1,157.6)   $(595.3)    $  (.1)    $ (562.2)
                                ========     =======     ======     ========

h. For equipment manufactured by the company, the company warrants that it will substantially conform to relevant published specifications for 12 months after shipment to the customer. The company will repair or replace, at its option and expense, items of equipment that do not meet this warranty. For company software, the company warrants that it will conform substantially to then-current published functional specifications for 90 days from customers receipt. The company will provide a workaround or correction for material errors in its software that prevents its use in a production environment.

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

                                     Three Months               Six Months
                                    Ended June 30              Ended June 30
                                    -------------              -------------
                                    2008       2007          2008        2007
                                    ----       ----          ----        ----
Balance at beginning of
  period                         $   5.8     $   8.5      $   6.9      $  8.2

Accruals for warranties
  issued during the period            .7         1.1          1.4         2.5

Settlements made during
  the period                         (.7)       (1.4)        (1.4)       (3.8)

Changes in liability for
  pre-existing warranties
  during the period,
  including expirations              (.7)         .4         (1.8)        1.7
                                 -------     -------      -------      ------
Balance at June 30               $   5.1     $   8.6      $   5.1      $  8.6
                                 =======     =======      =======      ======

i. Cash paid during the six months ended June 30, 2008 for income taxes was $25.0 million compared with net cash refunds received during the six months ended June 30, 2007 of $30.1 million, respectively.

Cash paid during the six months ended June 30, 2008 and 2007 for interest was $38.2 million and $41.8 million, respectively.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which is January 1, 2009 for the company.

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

In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of
Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately 28 million euros. Unisys Belgium believes it has valid defenses to the claims and contends that the Belgian State's termination of the contract was unjustified and caused millions of euros in damages to Unisys Belgium. Unisys Belgium has filed its defense and counterclaim in the amount of approximately 18.5 million euros.

In December 2007, Lufthansa AG sued Unisys Deutschland GmbH, a Unisys subsidiary (Unisys Germany), in the District Court of Frankfurt, Germany, for allegedly failing to perform properly its obligations during the initial phase of a 2004 software design and development contract relating to a Lufthansa customer
loyalty program.    Under the contract, either party was free to withdraw from the project at the conclusion of the initial design phase. Rather than withdraw, Lufthansa instead terminated the contract and failed to pay the balance owed to Unisys Germany for the initial phase. Lufthansa's lawsuit alleges that Unisys Germany breached the contract by failing to deliver a proper design for the new system and seeks approximately 21.4 million euros in damages. Unisys Germany believes it has valid defenses and has filed its defense and counterclaim in the amount of 1.5 million euros.

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2008, it has adequate provisions for any such matters.

l. The company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets.
The company has used tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits.

In 2005, based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management concluded that it is more likely than not that the U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities would not be realized. A full valuation allowance was recognized in 2005 and is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Since late 2005, the company has been implementing a comprehensive, multi-year program to significantly enhance its profitability and competitive position in the information technology market. The repositioning program has involved fundamental changes to the company's business, from its strategic focus, to its sales and marketing efforts, to its cost structure and service delivery model. The program has also involved divestitures of non-core business areas, with the proceeds used to fund the cost-reduction efforts. In addition, in recent months, the company has been working with its Board of Directors on evaluating portfolio rationalization options to unlock value in the company's business and drive growth and success in the marketplace.

The company has made significant progress in enhancing its profitability as a result of the repositioning program. For the first half of 2008, the company reported operating profit of $50.6 million compared with an operating loss of $27.1 million in the year-ago period. Services operating profit percent was 2.8% for the first half compared with 0.8% in the year-ago period. However, in the second quarter of 2008, the company's revenue and profitability have been impacted by a weaker economic environment, particularly in the financial services industry, as well as the ending of $18.8 million of quarterly royalty revenue from a 2005 intellectual property agreement with Nihon Unisys Ltd. (NUL) that ended on March 31. In addition, in June 2008, the company learned of the decision by the U.S. Transportation Security Administration (TSA) that it had not selected the company to continue on to Phase 2 of the procurement for TSA's Information Technology Infrastructure Program (ITIP) contract providing for the establishment of secure information technology environments in airports. The company has filed a protest disputing this decision. The company began working for the TSA shortly after the agency was established and was instrumental in creating and managing the IT infrastructure that enabled the TSA to be mission-ready by November 2002. For 2007 the company recognized revenue of approximately $225 million from the TSA.

RESULTS OF OPERATIONS
COMPANY RESULTS

Revenue for the three months ended June 30, 2008 was $1.34 billion compared with $1.38 billion for the three months ended June 30, 2007, a decrease of 3% from the prior year. This decrease was due to a 1% decrease in Services revenue and a 14% decrease in Technology revenue. Foreign currency fluctuations had a 4-percentage-point positive impact on revenue in the current period compared with the year-ago period. U.S. revenue declined 3% in the second quarter compared with the year-ago period. International revenue declined 2% in the current quarter compared with the year-ago period principally due to declines in Europe and Japan, offset in part by increases in Latin America, Brazil, Asia and South Pacific. On a constant currency basis, international revenue declined 10% in the three months ended June 30, 2008 compared with the three months ended June 30, 2007.

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

There were no additional cost-reduction charges recorded during the three months ended June 30, 2008; however, a $2.5 million change in estimates was recorded as expense in the current quarter compared with a $9.5 million change in estimate recorded as income in the year-ago period.

During the three months ended June 30, 2008, the company recorded a pretax charge of $5.5 million in selling, general and administrative expense related to a lease guarantee (see note (b)).

For the three months ended June 30, 2008 pension income was $8.8 million compared with pension expense of $11.4 million for the three months ended June 30, 2007. The change in pension expense in 2008 from 2007 was principally due to increases in worldwide discount rates and prior years' higher returns on plan assets worldwide. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 22.7% in the three months ended June 30, 2008 compared with 21.8% in the three months ended June 30, 2007. Included in the gross profit margin in 2007 were cost reduction charges of $7.3 million. The change in gross profit margin excluding these charges principally reflects the benefits derived in 2008 from the prior-years' cost reduction actions as well as a decline in pension expense of $15.0 million (income of $6.6 million in 2008 compared with expense of $8.4 million in 2007).

Selling, general and administrative expenses were $251.0 million for the three months ended June 30, 2008 (18.7% of revenue) compared with $247.4 million (18.0% of revenue) in the year-ago period. Included in selling, general and administrative expense in 2008 was $5.5 million of expense related to the lease guarantee, discussed above, as well as higher pre-sales costs related to a number of large federal and public sector engagements. Included in 2007 were cost reduction charges of $16.5 million. The change in selling, general and administrative expense also reflects the benefits derived in 2008 from the prior-years cost reduction actions as well as a decline in pension expense of $3.8 million (income of $.6 million in 2008 compared with expense of $3.2 million in 2007).

Research and development (R&D) expenses in the second quarter of 2008 were $30.2 million compared with $49.5 million in the second quarter of 2007. The company continues to invest in proprietary operating systems, enterprise server operating systems, middleware and in key programs within its industry practices. Included in R&D expense in 2007 were cost reduction charges of $9.7 million.
The reduction in R&D in 2008 compared with 2007 excluding these charges principally reflects the benefits derived in 2008 from the prior-years' cost reduction actions.

For the second quarter of 2008, the company reported an operating profit of $22.6 million compared with $2.5 million in the second quarter of 2007. The principal items affecting the comparison of 2008 with 2007 are discussed above.

Interest expense for the three months ended June 30, 2008 was $21.2 million compared with $18.7 million for the three months ended June 30, 2007. The increase in interest expense was primarily due to increased interest rates related to the refinancing of the $200 million 7 7/8% notes due 2008 with the company's $210 million 12 1/2% notes due 2016.

Other income (expense), net, which can vary from period to period, was an expense of $11.8 million in the second quarter of 2008, compared with expense of $8.7 million in 2007. The change was principally due to foreign exchange gains and losses; a $1.4 million gain was incurred in the three months ended June 30, 2007 compared with a $2.5 million loss for the three months ended June 30, 2008.

Income (loss) before income taxes for the three months ended June 30, 2008 was a loss of $10.4 million compared with a loss of $24.9 million in 2007. The provision for income taxes was $3.6 million in the current quarter compared with $40.6 million in the year-ago period. Included in the current period tax provision is a benefit of $5.1 million related to prior years' intercompany royalties. The net loss for the three months ended June 30, 2008 was $14.0 million, or $.04 per share, compared with a net loss of $65.5 million, or $.19 per share, for the three months ended June 30, 2007.

As discussed in note (l), the company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

Revenue for the six months ended June 30, 2008 was $2.64 billion compared with $2.72 billion for the six months ended June 30, 2007, a decrease of 3% from the prior year. This decrease was due to a 1% decrease in Services revenue and a 15% decrease in Technology revenue. Foreign currency fluctuations had a 5-percentage-point positive impact on revenue in the current period compared with the year-ago period. On a constant currency basis, international revenue declined 8% in the six months ended June 30, 2008 compared with the six months ended June 30, 2007.

For the six months ended June 30, 2008 pension income was $20.3 million compared with pension expense of $22.0 million for the six months ended June 30, 2007.

Total gross profit margin was 22.6% in the six months ended June 30, 2008 compared with 20.4% in the six months ended June 30, 2007. Included in the gross profit margin in 2007 were cost reduction charges of $32.3 million. The change in gross profit margin reflects the benefits derived in 2008 from the prior-years' cost reduction actions as well as a decline in pension expense of $32.0 million (income of $15.7 million in 2008 compared with expense of $16.3 million in 2007).

Selling, general and administrative expenses were $483.5 million for the six months ended June 30, 2008 (18.3% of revenue) compared with $492.0 million (18.1% of revenue) in the year-ago period. Included in selling, general and administrative expense in 2008 was $5.5 million of expense related to a lease guarantee (discussed above), as well as higher pre-sales costs related to a number of large federal and public sector engagements. Included in 2007 were cost reduction charges of $18.6 million. The change in selling, general and administrative expense also reflects the benefits derived in 2008 from the prior-years cost reduction actions as well as a decline in pension expense of $7.4 million (income of $1.2 million in 2008 compared with expense of $6.2 million in 2007).

Research and development (R&D) expenses in the first half of 2008 were $62.9 million compared with $91.9 million in the first half of 2007. Included in R&D expense in 2007 were cost reduction charges of $15.9 million. The reduction in R&D in 2008 compared with 2007 excluding these charges principally reflects the benefits derived in 2008 from the prior-years' cost reduction actions.

For the first half of 2008, the company reported an operating profit of $50.6 million compared with an operating loss of $27.1 million in the first half of 2007. The principal items affecting the comparison of 2008 with 2007 are discussed above.

Interest expense for the six months ended June 30, 2008 was $42.8 million compared with $37.6 million for the six months ended June 30, 2007. The increase in interest expense was primarily due to increased interest rates related to the refinancing discussed above.

Other income (expense), net was an expense of $17.8 million for the six months ended June 30, 2008, compared with income of $16.8 million in 2007. Other income (expense) for the six months ended June 30, 2007 principally reflects a gain of $23.1 million on the sale of the company's media business (see note
(d)). In addition, for the six months ended June 30, 2008, other income (expense) includes foreign exchange losses of $2.8 million compared with gains of $6.3 million in the year-ago period.

Income (loss) before income taxes for the six months ended June 30, 2008 was a loss of $10.0 million compared with a loss of $47.9 million in 2007. The provision for income taxes was $27.4 million in the current period compared with $14.0 million in the year-ago period. Included in the current period tax provision is a benefit of $5.1 million related to prior years' intercompany royalties. The tax provision in the prior year six-month period included a $39.4 million benefit related to the Netherlands income tax audit settlement (see note (d)).

For the six months ended June 30, 2008, the company reported a net loss of $37.4 million, or $.10 per share, compared with a net loss of $61.9 million, or $.18 per share, for the six months ended June 30, 2007. The prior year six-month period includes pretax charges relating to cost reduction actions of $66.0 million.


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


Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2008 and 2007 was $5.7 million and $1.3 million, respectively. The amount for the six months ended June 30, 2008 and 2007 was $11.2 million and $1.8 million, respectively. The profit on these transactions is eliminated in Corporate.

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

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2008
------------------
Customer revenue          $1,340.0                 $1,197.0     $ 143.0
Intersegment                  -        $ (51.0)         2.7        48.3
                          --------     -------      -------      ------
Total revenue             $1,340.0     $ (51.0)    $1,199.7     $ 191.3
                          ========     =======      ========    =======

Gross profit percent          22.7%                    19.2%       39.2%
                          ========                  =======      ======
Operating profit
  (loss) percent               1.7%                     3.3%       (3.7)%
                          ========                  =======      ======

Three Months Ended
June 30, 2007
------------------
Customer revenue          $1,375.7                  $1,208.6     $167.1
Intersegment                  -        $(47.4)           3.6       43.8
                          --------     -------      --------     ------
Total revenue             $1,375.7     $(47.4)      $1,212.2     $210.9
                          ========     =======      ========     ======
Gross profit percent          21.8 %                    17.3 %     43.3 %
                          ========                  ========     ======
Operating profit
  (loss) percent                .2 %                     2.5 %      (.6)%
                          ========                  ========     ======

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):


                                    Three Months
                                   Ended June 30         Percent
                                 ------------------      Increase
                                   2008       2007      (Decrease)
                                   ----       ----       ----------
Services
 Systems integration
   and consulting                $  389.4    $ 370.8        5.0 %
 Outsourcing                        520.2      504.7        3.1 %
 Infrastructure services            191.9      224.2      (14.4)%
 Core maintenance                    95.5      108.9      (12.3)%
                                 --------   --------
                                  1,197.0    1,208.6       (1.0)%
Technology
 Enterprise-class servers           114.6      127.5      (10.1)%
 Specialized technologies            28.4       39.6      (28.3)%
                                 --------   --------
                                    143.0      167.1      (14.4)%
                                 --------   --------
Total                            $1,340.0   $1,375.7       (2.6)%
                                 ========   ========


In the Services segment, customer revenue was $1.20 billion for the three months ended June 30, 2008 down 1.0% from the three months ended June 30, 2007.
Foreign currency translation had a 4-percentage-point positive impact on Services revenue in current quarter compared with the year-ago period.

Revenue from systems integration and consulting increased 5.0% from $370.8 million in the June 2007 quarter to $389.4 million in the June 2008 quarter.

Outsourcing revenue increased 3.1% for the three months ended June 30, 2008 to $520.2 million compared with the three months ended June 30, 2007, led by an increase in information technology outsourcing (ITO).

Infrastructure services revenue declined 14.4% for the three month period ended June 30, 2008 compared with the three month period ended June 30, 2007 due to weakness in demand for network design and consulting projects and the shift of project-based infrastructure work to managed outsourcing contracts, all of which is expected to continue.

Core maintenance revenue declined 12.3% in the current quarter compared with the prior-year quarter. The decline in core maintenance was due to the secular decline in core maintenance as well as lower maintenance on high-volume, high-margin check sorting equipment. The company expects the high single-digit secular decline of core maintenance to continue.

Services gross profit was 19.2% in the second quarter of 2008 compared with 17.3% in the year-ago period. Services operating profit percent was 3.3% in the three months ended June 30, 2008 compared with 2.5% in the three months ended June 30, 2007. The increase in Services margins was principally due to the benefits derived from the cost reduction actions as well as a decline in pension expense in gross profit of $14.6 million (income of $6.1 million for the three months ended June 30, 2008 compared with expense of $8.5 million in the year-ago period) and a decline in pension expense in operating income of $17.8 million (income of $6.5 million for the three months ended June 30, 2008 compared with expense of $11.3 million in the year-ago period).

In the Technology segment, customer revenue was $143 million in the current quarter compared with $167 million in the year-ago period for a decrease of 14.4%. The decline in Technology revenue reflects the NUL revenue decline beginning in the current quarter due to expiration of the one-time fixed royalty fee of $225 million under an agreement executed in 2005. The company had recognized revenue of $18.8 million per quarter ($8.5 million in enterprise-class servers and $10.3 million in specialized technologies) under this royalty agreement over the three-year period ended March 31, 2008. The expiration of this royalty from NUL contributed almost 11 percentage points of the technology segment's 14% decline in revenue. Foreign currency translation had a positive impact of approximately 5-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue for the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 10.1% for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. The company expects the secular decline of enterprise-class servers to continue.

Revenue from specialized technologies, which includes the company's payment systems products, third-party technology products and royalties from the company's agreement with NUL, decreased 28.3% for the three months ended June 30, 2008 compared with the three months ended June 30, 2007. The decline was principally due to the ending of the NUL royalties, discussed above.

Technology gross profit was 39.2% in the current quarter compared with 43.3% in the year-ago quarter. Technology operating loss percent was (3.7)% in the three months ended June 30, 2008 compared with (.6)% in the three months ended June 30, 2007. The decline in operating profit margin in 2008 compared with 2007 primarily reflects the NUL revenue decline, discussed above, as well as the continuing secular decline in enterprise servers.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Six Months Ended
June 30, 2008
------------------
Customer revenue          $2,641.3                 $2,334.1     $ 307.2
Intersegment                  -        $ (94.7)         5.4        89.3
                          --------     -------      -------      ------
Total revenue             $2,641.3     $ (94.7)    $2,339.5     $ 396.5
                          ========     ========     ========    =======

Gross profit percent          22.6%                    18.8%       41.1%
                          ========                  =======      ======
Operating profit
  (loss) percent               1.9%                     2.8%       (1.4)%
                          ========                  =======      ======

Six Months Ended
June 30, 2007
------------------
Customer revenue          $2,723.7                  $2,361.5     $362.2
Intersegment                  -        $(87.5)           7.5       80.0
                          --------     -------      --------     ------
Total revenue             $2,723.7     $(87.5)      $2,369.0     $442.2
                          ========     =======      ========     ======
Gross profit percent          20.4 %                    16.2 %     43.3 %
                          ========                  ========     ======
Operating profit
  (loss) percent              (1.0)%                      .8 %      1.5%
                          ========                  ========     ======

Gross profit percent and operating income percent are as a percent of total revenue.


Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                     Six Months
                                   Ended June 30         Percent
                                 ------------------      Increase
                                   2008       2007      (Decrease)
                                   ----       ----       ----------
Services
 Systems integration
   and consulting                $  733.5    $ 713.4        2.8 %
 Outsourcing                      1,014.7      973.8        4.2 %
 Infrastructure services            393.6      458.8      (14.2)%
 Core maintenance                   192.3      215.5      (10.8)%
                                 --------   --------
                                  2,334.1    2,361.5       (1.2)%
Technology
 Enterprise-class servers           243.4      277.9      (12.4)%
 Specialized technologies            63.8       84.3      (24.3)%
                                 --------   --------
                                    307.2      362.2      (15.2)%
                                 --------   --------
Total                            $2,641.3   $2,723.7       (3.0)%
                                 ========   ========

In the Services segment, customer revenue was $2.34 billion for the six months ended June 30, 2008 down 1.2% from the six months ended June 30, 2007. Foreign currency translation had a 5-percentage-point positive impact on Services revenue in current period compared with the year-ago period.

Revenue from systems integration and consulting increased 2.8% from $713.4 million in the first half of 2007 to $733.5 million in the first half of 2008.

Outsourcing revenue increased 4.2% for the six months ended June 30, 2008 to $1,014.7 million compared with the six months ended June 30, 2007, led by an increase in information technology outsourcing (ITO).

Infrastructure services revenue declined 14.2% for the six month period ended June 30, 2008 compared with the six month period ended June 30, 2007 due to weakness in demand for network design and consulting projects and the shift of project-based infrastructure work to managed outsourcing contracts, all of which is expected to continue.

Core maintenance revenue declined 10.8% in the current period compared with the prior-year period. The company expects the secular decline of core maintenance to continue.

Services gross profit was 18.8% in the first half of 2008 compared with 16.2% in the year-ago period. Services operating profit percent was 2.8% in the six months ended June 30, 2008 compared with .8% in the six months ended June 30, 2007. The increase in Services margins was principally due to the benefits derived from the cost reduction actions as well as a decline in pension expense in gross profit of $31.1 million (income of $14.6 million for the six months ended June 30, 2008 compared with expense of $16.5 million in the year-ago period) and a decline in pension expense in operating income of $37.2 million (income of $15.4 million for the six months ended June 30, 2008 compared with expense of $21.8 million in the year-ago period).

In the Technology segment, customer revenue was $307 million in the current period compared with $362 million in the year-ago period for a decrease of 15.2%. The decline in Technology revenue reflects the NUL revenue decline of $18.8 million per quarter beginning in the June 2008 quarter, as discussed above. Foreign currency translation had a positive impact of approximately 5-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue for the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 12.4% for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The company expects the secular decline of enterprise-class servers to continue.

Revenue from specialized technologies, which includes the company's payment systems products, third-party technology products and royalties from the company's agreement with NUL, decreased 24.3% for the six months ended June 30, 2008 compared with the six months ended June 30, 2007. The decline was principally due to the ending of the NUL royalties, discussed above.

Technology gross profit was 41.1% in the six months ended June 30, 2008 compared with 43.3% in the six months ended June 30, 2007. Technology operating profit
(loss) percent was (1.4)% in the current period compared with 1.5% in the year-ago period. The decline in operating profit margin in 2008 compared with 2007 primarily reflects the NUL revenue decline discussed above as well as the continuing secular decline in enterprise servers.


NEW ACCOUNTING PRONOUNCEMENTS

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.


FINANCIAL CONDITION

Cash and cash equivalents at June 30, 2008 were $471.4 million compared with $830.2 million at December 31, 2007.

During the six months ended June 30, 2008, cash provided by operations was $2.3 million compared with cash usage of $81.1 million for the six months ended June 30, 2007. The improvement in operating cash flow was primarily driven by a lower net loss and working capital management. In addition, the prior year period included a tax refund of approximately $58 million. Cash expenditures in the current-year period related to cost-reduction actions (which are included in operating activities) were approximately $43 million compared with $87 million for the prior-year period. Cash expenditures for prior year cost-reduction actions are expected to be approximately $15 million for the remainder of 2008, resulting in an expected cash expenditure of approximately $58 million in 2008 compared with $151.7 million in 2007.

Cash used for investing activities for the six months ended June 30, 2008 was $167.5 million compared with cash usage of $139.7 million during the six months ended June 30, 2007. Items affecting cash used for investing activities were the following: Net purchases of investments were $29.6 million for the six months ended June 30, 2008 compared with net proceeds of $1.4 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $45.4 million compared with $48.9 million in the year-ago period, capital additions of properties were $32.1 million in 2008 compared with $39.8 million in 2007 and capital additions of outsourcing assets were $58.6 million in 2008 compared with $78.5 million in 2007. Cash used for investing activities in the six months ended June 30, 2007 included $27.7 million of proceeds from the sale of the company's media business. During the six months ended June 30, 2007, the company financed $22.7 million of internal use software licenses.

Cash used for financing activities during the six months ended June 30, 2008 was $200.8 million compared with $10.7 million of cash provided during the six months ended June 30, 2007. The change was principally due to the January 2008 redemption, at par, of all $200 million of the company's 7 7/8% senior notes due April 1, 2008.

At June 30, 2008, total debt was $1.06 billion, a decrease of $199.1 million from December 31, 2007.

The company has a three-year, secured revolving credit facility which expires in May 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include nonpayment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of June 30, 2008, there were letters of credit of $64.5 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

On May 16, 2008, the company entered into a new three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. The facility replaces the company's U.S. trade accounts receivable facility that was scheduled to terminate on May 28, 2008. Under the new facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR. The new facility includes customary representations and warranties, including no material adverse change in the company's business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. The facility will be subject to early termination if, as of February 28, 2010, the company's 6.875% Senior Notes due 2010 have not been refinanced or extended to a date later than May 16, 2011. Other termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At both June 30, 2008 and December 31, 2007, the company had sold $140 million of eligible receivables.

At June 30, 2008, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

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

Stockholders' equity increased $23.8 million during the six months ended June 30, 2008, principally reflecting an improvement of $25.4 million in the funded status of the company's defined benefit plans and $35.8 million from share-based plans. Partially offsetting these increases was a net loss of $37.4 million.

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

Factors that could affect future results include the following:

THE COMPANY'S BUSINESS IS AFFECTED BY CHANGES IN GENERAL ECONOMIC AND BUSINESS CONDITIONS. The company is currently facing a difficult economic environment that has affected its business. In particular, weakness in the financial services industry contributed to the decline in the company's revenue in the second quarter of 2008. In addition, the company continues to face a highly competitive business environment. If the level of demand for the company's products and services declines in the future, the company's business could be adversely affected. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business.

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


Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008 due to the material weakness at December 31, 2007, described below. To address the material weakness referenced below, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (U.S.
GAAP). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As previously reported in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008, in connection with Company's assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weakness in the Company's internal control over financial reporting as of December 31, 2007 that is in the process of being remediated as of June 30, 2008: it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended December 31, 2007, for additional information on Management's Report on Internal Controls Over Financial Reporting.

Management is working to address the material weakness and is committed to remediate the material weakness as timely as possible. The Company plans to remediate its material weakness through the following actions:

* The Company has hired a new corporate controller and reassigned responsibilities among key accounting personnel,

* The Company has added and will add additional personnel with an appropriate level of U.S. GAAP tax knowledge and experience to its income tax accounting function and provide additional income tax accounting training to personnel responsible for its foreign subsidiaries,

* The Company will add personnel with an appropriate level of U.S. GAAP accounting knowledge and experience in two locations, and

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

                                              UNISYS CORPORATION

Date: August 7, 2008                        By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Scott Hurley
                                                 ----------------------
                                                 Scott Hurley
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Bylaws of Unisys Corporation, as amended through December 6, 2007 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated December 6, 2007)

10.1 Governance and Cooperation Agreement, dated May 20, 2008, by and among Unisys Corporation, MMI Investments, L.P., MCM Capital Management, LLC, Clay B. Lifflander and Charles B. McQuade (incorporated by reference to
         Exhibit 10.1 to the registrant's Current Report on Form 8-K dated May 20, 2008)

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