Form 10-Q
period 2008-09-30
UNISYS CORP
filed 2008-11-06
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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


     Number of shares of Common Stock outstanding as of September 30, 2008 362,267,381.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (Millions)


                                        September 30,
                                            2008       December 31,
                                         (Unaudited)       2007
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  493.8       $  830.2
Accounts and notes receivable, net           853.3        1,059.2
Inventories:
   Parts and finished equipment               78.5           91.9
   Work in process and materials              72.8           79.2
Deferred income taxes                         18.0           18.0
Prepaid expenses and other current assets    145.6          133.7
                                          --------       --------
Total                                      1,662.0        2,212.2
                                          --------       --------
Properties                                 1,307.8        1,336.9
Less-Accumulated depreciation and
  amortization                             1,013.2        1,004.7
                                          --------       --------
Properties, net                              294.6          332.2
                                          --------       --------
Outsourcing assets, net                      348.9          409.4
Marketable software, net                     244.2          268.8
Prepaid postretirement assets                603.8          497.0
Deferred income taxes                         93.8           93.8
Goodwill                                     195.9          200.6
Other long-term assets                       120.2          123.1
                                          --------       --------
Total                                     $3,563.4       $4,137.1
                                          ========       ========
Liabilities and stockholders' equity
------------------------------------
Current liabilities
Notes payable                             $    -         $     .1
Current maturities of long-term debt           2.2          204.3
Accounts payable                             337.5          419.6
Other accrued liabilities                  1,092.1        1,272.0
                                          --------       --------
Total                                      1,431.8        1,896.0
                                          --------       --------
Long-term debt                             1,059.7        1,058.3
Long-term postretirement liabilities         370.3          420.7
Other long-term liabilities                  321.5          395.5

Stockholders' equity
Common stock, shares issued: 2008; 364.5
   2007, 356.1                                 3.6            3.6
Accumulated deficit                       (2,538.0)      (2,465.9)
Other capital                              4,045.9        4,011.8
Accumulated other comprehensive loss      (1,131.4)      (1,182.9)
                                          --------       --------
Stockholders' equity                         380.1          366.6
                                          --------       --------
Total                                     $3,563.4       $4,137.1
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months        Nine Months
                                      Ended September 30  Ended September 30
                                      ------------------  ------------------
                                      2008         2007     2008       2007
                                      ----         ----     ----       ----

Revenue
  Services                          $1,152.1    $1,217.6  $3,486.2   $3,579.1
  Technology                           160.3       175.5     467.5      537.7
                                    --------    --------  --------   --------
                                     1,312.4     1,393.1   3,953.7    4,116.8
Costs and expenses
   Cost of revenue:
     Services                          937.6       994.5   2,814.2    2,980.6
     Technology                         82.8        89.5     250.5      270.3
                                    --------    --------  --------   --------
                                     1,020.4     1,084.0   3,064.7    3,250.9

Selling, general and administrative    218.4       225.8     701.9      717.8
Research and development                35.7        39.7      98.6      131.6
                                    --------    --------  --------   --------
                                     1,274.5     1,349.5   3,865.2    4,100.3
                                    --------     -------  --------   --------
Operating profit                        37.9        43.6      88.5       16.5

Interest expense                        21.5        18.5      64.3       56.1
Other income (expense), net             (6.1)      (19.3)    (23.9)      (2.5)
                                    --------    --------  --------   --------
Income (loss) before income taxes       10.3         5.8        .3      (42.1)
Provision for income taxes              45.0        36.8      72.4       50.8
                                    --------    --------  --------   --------
Net loss                            $  (34.7)   $  (31.0) $  (72.1)  $  (92.9)
                                    ========    ========  ========   ========
Loss per share
   Basic                            $   (.10)   $   (.09) $   (.20)  $   (.27)
                                    ========    ========  ========   ========
   Diluted                          $   (.10)   $   (.09) $   (.20)  $   (.27)
                                    ========    ========  ========   ========


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                     Nine Months Ended
                                                        September 30
                                                    ------------------
                                                       2008      2007
                                                    --------   --------

Cash flows from operating activities
Net loss                                           $  (72.1)   $ (92.9)
Add (deduct) items to reconcile net loss to net
   cash provided by (used for) operating activities:
Employee stock compensation                             (.2)       8.6
Company stock issued for U.S. 401(k) plan              34.2       34.3
Depreciation and amortization of properties            80.4       83.9
Depreciation and amortization of outsourcing assets   126.0      102.4
Amortization of marketable software                    90.0       90.1
Disposals of capital assets                             8.6        3.8
Gain on sale of assets                                   -       (23.4)
Decrease in deferred income taxes, net                   -         8.9
Decrease in receivables, net                          175.9      111.7
Decrease (increase) in inventories                     16.7      (15.6)
Decrease in accounts payable and other
  accrued liabilities                                (215.9)    (286.8)
Decrease in other liabilities                         (27.9)     (68.8)
Increase in other assets                             (108.7)     (28.7)
Other                                                   9.4       (1.7)
                                                    -------     ------
Net cash provided by (used for)
 operating activities                                 116.4      (74.2)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                        4,838.1    5,785.7
   Purchases of investments                        (4,847.9)  (5,793.4)
   Investment in marketable software                  (65.9)     (73.0)
   Capital additions of properties                    (51.8)     (56.4)
   Capital additions of outsourcing assets            (96.6)    (108.4)
   Purchases of businesses                             (2.3)      (2.0)
   Proceeds from sale of businesses                     -         28.0
                                                    -------     ------

Net cash used for investing activities               (226.4)    (219.5)
                                                    -------     ------
Cash flows from financing activities
   Net reduction in short-term borrowings               (.1)      (1.1)
   Proceeds from exercise of stock options                -       12.3
   Minority shareholder dividends                         -       (5.8)
   Payment of long-term debt                         (200.0)        -
   Financing fees                                       (.8)        -
                                                    -------     ------
Net cash (used for) provided by financing activities (200.9)       5.4
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                          (25.5)      17.5
                                                    -------     ------

Decrease in cash and cash equivalents                (336.4)    (270.8)
Cash and cash equivalents, beginning of period        830.2      719.3
                                                    -------    -------
Cash and cash equivalents, end of period           $  493.8    $ 448.5
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

a. The following table shows how loss per share was computed for the three and nine months ended September 30, 2008 and 2007 (dollars in millions, shares in thousands):
                                         Three Months        Nine Months
                                      Ended September 30  Ended September 30
                                      -----------------   ------------------
                                      2008         2007     2008       2007
                                      ----         ----     ----       ----
    Basic Loss Per Share

    Net loss                        $  (34.7)   $   (31.0) $  (72.1) $  (92.9)
                                    ========    =========  ========  ========
    Weighted average shares          360,944      350,765   357,969   348,715
                                    ========    =========  ========  ========
    Basic loss per share            $   (.10)   $    (.09) $   (.20) $   (.27)
                                    ========    =========  ========  ========
    Diluted Loss Per Share

    Net loss                        $  (34.7)   $   (31.0) $  (72.1) $  (92.9)
                                    ========    =========  ========  ========
    Weighted average shares          360,944      350,765   357,969   348,715
    Plus incremental shares
      from assumed conversions
      of employee stock plans           -           -          -         -
                                    --------    ---------  --------  --------
    Adjusted weighted average shares 360,944      350,765   357,969   348,715
                                    ========    =========  ========  ========
    Diluted loss per share          $   (.10)   $    (.09) $   (.20) $   (.27)
                                    ========    =========  ========  ========

At September 30, 2008 and 2007, 33.7 million and 38.1 million, respectively, of employee stock options were not included in the computation of diluted earnings per share because either a loss was reported or the inclusion of stock options in the computation would have been antidilutive.

b. In October 2005, the company announced a plan to reduce its cost structure. During the three months ended September 30, 2007, the company did not record additional cost reduction charges. During the nine months ended September 30, 2007, the company consolidated facility space and committed to an additional reduction of 1,517 employees. This resulted in a pretax charge of $66.0 million. The charge related to work force reductions of $52.5 million was broken down as follows: (a) 876 employees in the U.S. for a charge of $23.6 million and (b) 641 employees outside the U.S. for a charge of $28.9 million. The facility charge of $13.5 million principally relates to leased property that the company ceased using as of June 30, 2007. The pretax charge was recorded in the following statement of income classifications: cost of revenue-services, $31.8 million; cost of revenue-technology, $.5 million; selling, general and administrative expenses, $18.6 million; research and development expenses, $15.9 million; and other income (expense), net, $.8 million.

There were no additional cost-reduction charges recorded during the three and nine months ended September 30, 2008; however, a $2.0 million change in estimates was recorded as expense in the current quarter compared with $1.7 million recorded as income in the year-ago period, and a $1.2 million change in estimates was recorded as expense in the current nine-month period compared with $17.4 million recorded as income in the year-ago nine-month period. In addition, during the nine months ended September 30, 2008, the company recorded a pretax charge of $7.5 million in selling, general and administrative expense related to a lease guarantee.

A breakdown of the individual components of these costs follows (in millions of dollars):

                                                     Work-Force
                                                     Reductions
                                                  --------------      Idle
                             Headcount    Total    U.S.    Int'l.  Lease Cost
                             ---------    -----    ----    ------  ----------
Balance at December
 31, 2007                        727     $ 92.0   $ 21.1   $ 31.1    $ 39.8
Utilized                        (486)     (44.3)   (15.4)   (18.6)    (10.3)
Changes in estimates
  and revisions                 (135)       1.2      1.2     (2.7)      2.7
Translation adjustments                    (2.4)      -       (.2)     (2.2)
                              ------     ------    -----    -----    ------
Balance at Sept. 30, 2008        106     $ 46.5    $ 6.9   $  9.6    $ 30.0
                              ======     ======    =====    =====    ======
Expected future utilization:
2008 remaining three months      106      $ 6.2    $ 2.0   $  1.6    $  2.5
Beyond 2008                                40.3      4.9      8.0      27.5


c. Net periodic pension expense (income) for the three and nine months ended September 30, 2008 and 2007 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended Sept. 30, 2008     Ended Sept. 30, 2007
                                ---------------------     --------------------
                                       U.S.    Int'l.            U.S.   Int'l.
                               Total   Plans   Plans    Total    Plans   Plans
                               -----   -----   -----    -----    -----   -----

Service cost                 $   4.1  $   -    $  4.1  $  11.4  $    .1 $ 11.3
Interest cost                  105.1     71.0    34.1    101.0     69.5   31.5
Expected return on
  plan assets                 (142.0)  (101.8)  (40.2)  (134.5)   (97.4) (37.1)
Amortization of prior
  service cost                    .1       .1     -         .1      -       .1
Recognized net actuarial
  loss                          17.7     14.4     3.3     33.4     24.3    9.1
                               -----   ------   -----    -----    -----   ----
Net periodic pension
  expense (income)           $ (15.0)  $(16.3)  $ 1.3   $ 11.4  $  (3.5) $14.9
                              ======   ======   =====   ======  =======  =====

                                    Nine Months                 Nine Months
                                Ended Sept. 30, 2008      Ended Sept. 30, 2007
                                --------------------     ---------------------
                                       U.S.    Int'l.            U.S.   Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                               -----   -----   ------    -----   -----   -----

Service cost                $  20.3  $   -     $20.3    $ 33.2  $   .2  $33.0
Interest cost                 316.0    212.9   103.1     301.1   208.5   92.6
Expected return on
  plan assets                (427.3)  (305.5) (121.8)   (401.0) (292.3)(108.7)
Amortization of prior
  service cost                   .6       .5      .1        .4     -       .4
Recognized net actuarial
  loss                         53.6     43.1    10.5      99.7    73.0   26.7
Curtailment loss                1.5      -       1.5       -       -      -
                            -------  -------   -----    -------  -----   ----
Net periodic pension
  expense (income)          $ (35.3)  $(49.0)  $13.7    $ 33.4  $(10.6) $44.0
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

The company currently expects to make cash contributions of approximately $80 million to its worldwide defined benefit pension plans in 2008 compared with $78.7 million in 2007. For the nine months ended September 30, 2008 and 2007, $57.7 million and $52.6 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2008.

The expense related to the company's match to the U.S. 401(k) plan for the nine months ended September 30, 2008 and 2007 was $38.0 million and $37.4 million, respectively. During the three months ended June 30, 2008 and 2007, the company recorded an expense for a true-up match related to the prior year in the amount of $3.5 million and $1.0 million, respectively.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2008 and 2007 is presented below (in millions of dollars):


                                  Three Months                   Nine Months
                                  Ended Sept. 30                Ended Sept. 30
                                  -------------                 -------------
                                2008         2007             2008       2007
                                ----         ----             ----       ----

Service cost                    $ .1         $ -             $  .5      $  -
Interest cost                    3.1          3.1              9.6        9.2
Expected return on assets        (.2)         (.1)             (.4)       (.4)
Amortization of prior
  service cost                    .3           -               1.5         -
Recognized net actuarial
  loss                           1.2          1.2              3.4        3.8
                                ----         ----             ----       ----
Net periodic postretirement
  benefit expense               $4.5         $4.2            $14.6      $12.6
                                ====         ====            =====      =====


The company expects to make cash contributions of approximately $28 million to its postretirement benefit plan in 2008 compared with $24.4 million in 2007. For the nine months ended September 30, 2008 and 2007, $11.9 million and $27.3 million, respectively, of cash contributions have been made.

d. In February 2007, the company sold its media business for gross proceeds of $28.0 million and recognized a pretax gain of $23.4 million, which is included in other income (expense).

In March 2007, the company settled an income tax audit in the Netherlands and as a result, recorded a tax benefit of $39.4 million.

e. Under the company's stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. As of September 30, 2008, the company has granted non-qualified stock options and restricted stock units under these plans. At September 30, 2008, 23.7 million shares of unissued common stock of the company were available for granting under these plans.

For the nine months ended September 30, 2008 and 2007, 188,000 and 54,000 stock options were granted, respectively. The company currently expects that any future grants of stock option awards will be principally to newly hired individuals.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

                                                  Nine Months Ended Sept. 30,
                                                 ----------------------------
                                                       2008         2007
                                                       ----          ----

Weighted-average fair value of grant                  $1.62         $2.88
Risk-free interest rate                                3.63%         4.63%
Expected volatility                                   45.28%        35.31%
Expected life of options in years                      3.67          3.67
Expected dividend yield                                 -             -

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

During the nine months ended September 30, 2008 and 2007, the company recorded $.2 million of income and $8.6 million of expense for share-based compensation, respectively, which is comprised of $(.7) million and $8.4 million of restricted stock unit (income) expense and $.5 million and $.2 million of stock option expense, respectively. During the three months ended September 30, 2008, the company reversed $13.2 million of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals.

A summary of stock option activity for the nine months ended September 30, 2008 follows (shares in thousands):

                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
 December 31, 2007    37,452      $16.99
Granted                  188        4.28
Forfeited and
 expired              (3,928)      17.99
                      ------
Outstanding at
 Sept. 30, 2008       33,712       16.79             2.43          $ -
                      ======
Vested and
 expected to vest
 at Sept. 30, 2008    33,712       16.79             2.43            -
                      ======
Exercisable at
 Sept. 30, 2008       33,272       16.94             2.41            -
                      ======

The aggregate intrinsic value represents the pretax value of the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the nine months ended September 30, 2008 was zero since no options were exercised and the amount for the nine months ended September 30, 2007 was $2.9 million. As of September 30, 2008, $.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2008 follows (shares in thousands):

                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at
   December 31, 2007                       4,346                  $7.65
Granted                                    6,770                   4.11
Vested                                      (234)                  7.11
Forfeited and expired                     (1,565)                  6.14
                                           -----
Outstanding at
   September 30, 2008                      9,317                   5.34
                                           =====

The fair value of restricted stock units is determined based on the stock price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2008 and 2007 was $4.11 and $8.34, respectively. As of September 30, 2008, there was approximately $9.4 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted share units vested during the nine months ended September 30, 2008 and 2007 was $.9 million and $3.0 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2008 and 2007 was zero and $12.3 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2008 and 2007 was $21.9 million and $14.4 million, respectively. The amount for the nine months ended September 30, 2008 and 2007 was $33.1 million and $16.2 million, respectively. The profit on these transactions is eliminated in Corporate.

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

A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2008 and 2007 is presented below (in millions of dollars):
                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------

Three Months Ended
September 30, 2008
------------------
Customer revenue             $1,312.4                $1,152.1     $ 160.3
Intersegment                     -      $ (67.5)          4.0        63.5
                             --------   --------     --------     -------
Total revenue                $1,312.4   $ (67.5)     $1,156.1     $ 223.8
                             ========   =======      ========     =======
Operating income (loss)      $   37.9   $ (22.3)     $   35.6     $  24.6
                             ========   =======      ========     =======

Three Months Ended
September 30, 2007
------------------
Customer revenue             $1,393.1                $1,217.6     $ 175.5
Intersegment                     -      $ (61.2)          3.4        57.8
                             --------   --------     --------      ------
Total revenue                $1,393.1   $ (61.2)     $1,221.0     $ 233.3
                             ========   =======      ========      ======
Operating income (loss)      $   43.6   $  (9.5)     $   43.6     $   9.5
                             ========   =======      ========     =======

Nine Months Ended
September 30, 2008
----------------
Customer revenue             $3,953.7               $3,486.2     $ 467.5
Intersegment                     -       $(162.2)        9.4       152.8
                             --------    -------    --------     -------
Total revenue                $3,953.7    $(162.2)   $3,495.6     $ 620.3
                             ========    =======    ========     =======
Operating income (loss)      $   88.5    $ (32.2)   $  101.4     $  19.3
                             ========    =======    ========     =======

Nine Months Ended
September 30, 2007
----------------
Customer revenue             $4,116.8               $3,579.1     $ 537.7
Intersegment                     -       $(148.7)       10.9       137.8
                             --------    -------    --------     -------
Total revenue                $4,116.8    $(148.7)   $3,590.0     $ 675.5
                             ========    =======    ========     =======
Operating income (loss)      $   16.5    $ (62.5)   $   62.8     $  16.2
                             ========    =======    ========     =======


Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes (in millions of dollars):

                                    Three Months                Nine Months
                                   Ended Sept. 30              Ended Sept. 30
                                   -------------               --------------

                                   2008       2007           2008        2007
                                   ----       ----           ----        ----
Total segment operating
   income                        $  60.2    $  53.1        $ 120.7    $  79.0
Interest expense                   (21.5)     (18.5)         (64.3)     (56.1)
Other income (expense), net         (6.1)     (19.3)         (23.9)      (2.5)
Cost reduction charges               -          -              -        (66.0)
Corporate and eliminations         (22.3)      (9.5)         (32.2)       3.5
                                 -------    -------        -------    -------
Total income (loss) before
  income taxes                   $  10.3    $   5.8        $    .3    $ (42.1)
                                 =======    =======        =======    =======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months                Nine Months
                                   Ended Sept. 30              Ended Sept. 30
                                   ---------------           -----------------
                                   2008       2007           2008        2007
                                   ----       ----           ----        ----
Services
 Systems integration
   and consulting                $  361.2    $ 379.2       $1,094.7   $1,092.6
 Outsourcing                        515.0      523.9        1,529.7    1,497.7
 Infrastructure services            182.1      208.6          575.7      667.4
 Core maintenance                    93.8      105.9          286.1      321.4
                                 --------   --------       --------   --------
                                  1,152.1    1,217.6        3,486.2    3,579.1
Technology
 Enterprise-class servers           141.3      133.9          384.7      411.8
 Specialized technologies            19.0       41.6           82.8      125.9
                                 --------   --------       --------   --------
                                    160.3      175.5          467.5      537.7
                                 --------   --------       --------   --------
Total                            $1,312.4   $1,393.1       $3,953.7   $4,116.8
                                 ========   ========       ========   ========

Geographic information about the company's revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

                                  Three Months                Nine Months
                                 Ended Sept. 30              Ended Sept. 30
                               ----------------           -------------------
                                2008       2007              2008       2007
                                ----       ----              ----       ----
United States                $  559.8    $  611.8        $1,668.5    $1,806.5
United Kingdom                  182.9       231.6           592.5       678.8
Other international             569.7       549.7         1,692.7     1,631.5
                              -------    --------         -------    --------
   Total                     $1,312.4    $1,393.1        $3,953.7    $4,116.8
                             ========    ========        ========    ========

g. Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 includes the following components (in millions of dollars):

                                    Three Months                Nine Months
                                   Ended Sept. 30              Ended Sept. 30
                                   ---------------            ----------------
                                  2008         2007            2008      2007
                                  ----         ----            ----      ----
Net loss                         $(34.7)    $  (31.0)       $ (72.1)  $ (92.9)
Other comprehensive income (loss)
  Cash flow hedges
    Loss                            1.6           .4            1.0        -
    Reclassification adj.           (.4)         (.4)            .1        -
  Foreign currency
   translation adjustments        (31.6)         6.4          (31.6)     35.8
  Postretirement adjustments       56.6         24.3           82.0      79.7
                                  ------     -------         ------   -------
Total other comprehensive
  income                           26.2         30.7           51.5     115.5
                                 ------      -------        -------   --------
Comprehensive income (loss)      $ (8.5)     $   (.3)       $ (20.6) $   22.6
                                 ======      =======        =======  ========

Accumulated other comprehensive income (loss) as of December 31, 2007 and September 30, 2008 is as follows (in millions of dollars):

                                                          Cash
                                           Translation    Flow  Postretirement
                                   Total   Adjustments    Hedges       Plans
                                   -----   -----------   ------     ---------
Balance at December 31, 2007    $(1,182.9)   $(595.3)    $  -       $ (587.6)

Change during period                 51.5      (31.6)       1.1         82.0
                                 --------    -------     ------     --------
Balance at Sept. 30, 2008       $(1,131.4)   $(626.9)    $  1.1    $  (505.6)
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

                                     Three Months               Nine Months
                                    Ended Sept. 30             Ended Sept. 30
                                    ---------------          ----------------
                                    2008       2007          2008        2007
                                    ----       ----          ----        ----
Balance at beginning of
  period                         $   5.1     $   8.6      $   6.9      $  8.2
Accruals for warranties
  issued during the period            .6         1.4          2.0         3.9
Settlements made during
  the period                         (.6)       (1.8)        (2.0)       (5.6)
Changes in liability for
  pre-existing warranties
  during the period,
  including expirations              (.2)        (.1)        (2.0)        1.6
                                 -------     -------      -------      ------
Balance at September 30          $   4.9     $   8.1      $   4.9      $  8.1
                                 =======     =======      =======      ======

i. Cash paid during the nine months ended September 30, 2008 for income taxes was $43.6 million compared with net cash refunds received during the nine months ended September 30, 2007 of $4.0 million, respectively.

Cash paid during the nine months ended September 30, 2008 and 2007 for interest was $64.4 million and $52.6 million, respectively.

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

In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of
Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately 28 million euros. Unisys Belgium believes it has valid defenses to the claims and contends that the Belgian State's termination of the contract was unjustified. Unisys Belgium has filed its defense and counterclaim in the amount of approximately 18.5 million euros.

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

In July 2008, Lufthansa Systems Passenger Services GmbH sued Unisys Germany in the District Court of Frankfurt, Germany, in connection with a 2005 agreement under which Unisys Germany was to develop passenger management software for Lufthansa Systems. Lufthansa Systems purported to terminate the agreement for cause in July 2007 claiming that Unisys Germany failed to deliver satisfactory software in a timely manner. The lawsuit seeks a monetary recovery of approximately 49 million euros. Unisys Germany believes it has valid defenses and expects to file its initial response during the fourth quarter of 2008.

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2008, it has adequate provisions for any such matters.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The company's third-quarter 2008 financial results were impacted by economic uncertainties in its key commercial markets, particularly in financial services. As has been widely reported, worldwide financial markets have been experiencing disruptions in recent months, including, among other things, an overall decline in credit availability. The company's customers have reacted to tight credit conditions by reducing IT spending. In addition, the company saw a slowdown in its federal business in the quarter due to slower government spending. Reflecting these factors, the company's revenue declined 6% from the third quarter of 2007. Lower sales volume led to lower-than-expected operating margins in the company's services business and overall. However, the company reported improved operating margins in its technology business, driven by higher shipments of ClearPath mainframes.

Through nine months of 2008, the company reported significantly improved profitability and cash flow. Operating profit rose to $88.5 million for the first nine months of 2008 compared to $16.5 million for the first nine months of 2007. Year to date in 2008 the company has generated $116.4 million of operational cash flow compared with operational cash usage of $74.2 million over the first nine months of 2007.

RESULTS OF OPERATIONS
COMPANY RESULTS

Revenue for the three months ended September 30, 2008 was $1.31 billion compared with $1.39 billion for the three months ended September 30, 2007, a decrease of 6% from the prior year. The change was principally due to declines in revenue from financial services and weakness in Federal government revenue. Services revenue decreased 5% and Technology revenue decreased 9%. Foreign currency fluctuations had a 2-percentage-point positive impact on revenue in the current period compared with the year-ago period. U.S. revenue declined 8% in the third quarter compared with the year-ago period. International revenue declined 4% in the current quarter compared with the year-ago period principally due to declines in Europe and Asia/Pacific, offset in part by increases in Latin America. On a constant currency basis, international revenue declined 9% in the three months ended September 30, 2008 compared with the three months ended September 30, 2007.

During the three months ended September 30, 2008 and 2007, the company did not record additional cost reduction charges; however, a $2.0 million change in estimates was recorded as expense in the current quarter compared with a $1.7 million change in estimate recorded as income in the year-ago period.

For the three months ended September 30, 2008 pension income was $15.0 million compared with pension expense of $11.4 million for the three months ended September 30, 2007. The change in pension expense in 2008 from 2007 was principally due to increases in worldwide discount rates and prior years' higher returns on plan assets worldwide. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged. The disruption in worldwide financial markets referred to above has also led to volatility in prices of securities and declining values of investments. This has impacted the market value of the company's defined benefit pension plan assets. If the market value of the investments of these plan assets does not improve significantly through the end of 2008, the company would most likely be required to record pension expense in 2009, increase funding in its international funds, and to fund its U.S. plan in 2010.

Total gross profit margin was 22.2% in the three months ended September 30, 2008 compared with 22.2% in the three months ended September 30, 2007. Gross profit margin reflects a decline in pension expense of $20.4 million (income of $11.6 million in 2008 compared with expense of $8.8 million in 2007).

Selling, general and administrative expenses were $218.4 million for the three months ended September 30, 2008 (16.6% of revenue) compared with $225.8 million (16.2% of revenue) in the year-ago period. Selling, general and administrative expense reflects a decline in pension expense of $4.5 million (income of $1.6 million in 2008 compared with expense of $2.9 million in 2007). In addition, during the three months ended September 30, 2008, the company reversed $13.2 million of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals (see note (e)).

Research and development (R&D) expenses in the third quarter of 2008 were $35.7 million compared with $39.7 million in the third quarter of 2007. The company continues to invest in proprietary operating systems, enterprise server operating systems, middleware and in key programs within its industry practices. The reduction in R&D in 2008 compared with 2007 reflects the benefits derived in 2008 from the prior-years' cost reduction actions.

For the third quarter of 2008, the company reported an operating profit of $37.9 million compared with $43.6 million in the third quarter of 2007. The principal items affecting the comparison of 2008 with 2007 are discussed above.

Interest expense for the three months ended September 30, 2008 was $21.5 million compared with $18.5 million for the three months ended September 30, 2007. The increase in interest expense was primarily due to increased interest rates related to the refinancing in December 2007 of the $200 million 7 7/8% notes due 2008 with the company's $210 million 12 1/2% notes due 2016.

Other income (expense), net, which can vary from period to period, was an expense of $6.1 million in the third quarter of 2008, compared with expense of $19.3 million in 2007. The principal item impacting the change was that the prior year period included an expense of $10.7 million to settle an escheat audit.

Income before income taxes for the three months ended September 30, 2008 was income of $10.3 million compared with income of $5.8 million in 2007. The provision for income taxes was $45.0 million in the current quarter compared with $36.8 million in the year-ago period. The provision for income taxes in the current quarter includes a $4.1 million benefit related to provisions in the Housing and Economic Recovery Act of 2008, enacted on July 30, 2008, permitting certain research and alternative minimum tax (AMT) credit carryforwards to be refundable. Included in the third quarter provision for income taxes is a $7.8 million charge for understatement of the income tax provision for the first and second quarters of 2008 in the amount of $4.7 million and $3.1 million, respectively. This charge had no effect on the year to date provision for income taxes. In addition, the provision for income taxes in the prior-year period includes a provision of $8.9 million due to a reduction in the UK income tax rate. The rate reduction from 30% to 28% was enacted in the third quarter of 2007 effective April 1, 2008. The provision of $8.9 million was caused by a write down of the UK deferred tax assets to the 28% rate.

The net loss for the three months ended September 30, 2008 was $34.7 million, or $.10 per share, compared with a net loss of $31.0 million, or $.09 per share, for the three months ended September 30, 2007.

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

Revenue for the nine months ended September 30, 2008 was $3.95 billion compared with $4.12 billion for the nine months ended September 30, 2007, a decrease of 4% from the prior year. This decrease was due to a 3% decrease in Services revenue and a 13% decrease in Technology revenue. Foreign currency fluctuations had a 4-percentage-point positive impact on revenue in the current period compared with the year-ago period. On a constant currency basis, international revenue declined 8% in the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.

For the nine months ended September 30, 2008 pension income was $35.3 million compared with pension expense of $33.4 million for the nine months ended September 30, 2007.

Total gross profit margin was 22.5% in the nine months ended September 30, 2008 compared with 21.0% in the nine months ended September 30, 2007. Included in the gross profit margin in 2007 were cost reduction charges of $32.3 million. Gross profit margin in 2008 reflects a decline in pension expense of $52.4 million (income of $27.3 million in 2008 compared with expense of $25.1 million in 2007).

Selling, general and administrative expenses were $701.9 million for the nine months ended September 30, 2008 (17.8% of revenue) compared with $717.8 million (17.4% of revenue) in the year-ago period. Included in selling, general and administrative expense in 2008 was $7.5 million of expense related to a lease guarantee (see note (b)). In addition, during the three months ended September 30, 2008, the company reversed $13.2 million of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals (see note (e)). Included in 2007 were cost reduction charges of $18.6 million. Selling, general and administrative expense in 2008 also reflects a decline in pension expense of $11.9 million (income of $2.8 million in 2008 compared with expense of $9.1 million in 2007).

Research and development (R&D) expenses in the first nine months of 2008 were $98.6 million compared with $131.6 million in the first nine months of 2007. Included in R&D expense in 2007 were cost reduction charges of $15.9 million. The reduction in R&D in 2008 compared with 2007 excluding these charges principally reflects the benefits derived in 2008 from the prior-years' cost reduction actions.

For the first nine months of 2008, the company reported an operating profit of $88.5 million compared with an operating profit of $16.5 million in the first nine months of 2007. The principal items affecting the comparison of 2008 with 2007 are discussed above.

Interest expense for the nine months ended September 30, 2008 was $64.3 million compared with $56.1 million for the nine months ended September 30, 2007. The increase in interest expense was primarily due to increased interest rates related to the refinancing discussed above.

Other income (expense), net was an expense of $23.9 million for the nine months ended September 30, 2008, compared with an expense of $2.5 million in 2007. Other income (expense) for the nine months ended September 30, 2007 principally reflects a gain of $23.4 million on the sale of the company's media business (see note (d)), as well as an expense of $10.7 million to settle an escheat audit.

Income (loss) before income taxes for the nine months ended September 30, 2008 was income of $.3 million compared with a loss of $42.1 million in 2007. The provision for income taxes was $72.4 million in the current period compared with $50.8 million in the year-ago period. Included in the current period tax provision is a benefit of $5.1 million related to prior years' intercompany royalties. The provision for income taxes in the current period also includes a $4.1 million benefit related to provisions in the Housing and Economic Recovery Act of 2008 permitting certain research and AMT credit carryforwards to be refundable. The tax provision in the prior year nine-month period included a $39.4 million benefit related to the Netherlands income tax audit settlement (see note (d)) and $8.9 million related to the U.K. income tax rate change (discussed above).

For the nine months ended September 30, 2008, the company reported a net loss of $72.1 million, or $.20 per share, compared with a net loss of $92.9 million, or $.27 per share, for the nine months ended September 30, 2007. The prior year nine-month period includes pretax charges relating to cost reduction actions of $66.0 million.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services agreements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2008 and 2007 was $21.9 million and $14.4 million, respectively. The amount for the nine months ended September 30, 2008 and 2007 was $33.1 million and $16.2 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance on operating profit exclusive of cost reduction charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage. Therefore, the segment comparisons below exclude the cost reduction items mentioned above.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2008
------------------
Customer revenue          $1,312.4                 $1,152.1     $ 160.3
Intersegment                  -        $ (67.5)         4.0        63.5
                          --------     -------      -------      ------
Total revenue             $1,312.4     $ (67.5)    $1,156.1     $ 223.8
                          ========     =======      ========    =======
Gross profit percent          22.2%                    17.6%       47.5%
                          ========                  =======      ======
Operating profit percent       2.9%                     3.1%       11.0%
                          ========                  =======      ======

Three Months Ended
September 30, 2007
------------------
Customer revenue          $1,393.1                  $1,217.6     $175.5
Intersegment                  -        $(61.2)           3.4       57.8
                          --------     -------      --------     ------
Total revenue             $1,393.1     $(61.2)      $1,221.0     $233.3
                          ========     =======      ========     ======
Gross profit percent          22.2 %                    17.7 %     44.6 %
                          ========                  ========     ======
Operating profit percent       3.1 %                     3.6 %      4.0 %
                          ========                  ========     ======
Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months
                                   Ended Sept. 30         Percent
                                 ------------------      Increase
                                   2008       2007      (Decrease)
                                   ----       ----       ----------
Services
 Systems integration
   and consulting                $  361.2    $ 379.2       (4.7)%
 Outsourcing                        515.0      523.9       (1.7)%
 Infrastructure services            182.1      208.6      (12.7)%
 Core maintenance                    93.8      105.9      (11.4)%
                                 --------   --------
                                  1,152.1    1,217.6       (5.4)%
Technology
 Enterprise-class servers           141.3      133.9        5.5 %
 Specialized technologies            19.0       41.6      (54.3)%
                                 --------   --------
                                    160.3      175.5       (8.7)%
                                 --------   --------
Total                            $1,312.4   $1,393.1       (5.8)%
                                 ========   ========

In the Services segment, customer revenue was $1.15 billion for the three months ended September 30, 2008 down 5.4% from the three months ended September 30, 2007. Foreign currency translation had a 3-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 4.7% from $379.2 million in the September 2007 quarter to $361.2 million in the September 2008 quarter.

Outsourcing revenue decreased 1.7% for the three months ended September 30, 2008 to $515.0 million compared with the three months ended September 30, 2007 principally due to a decline in business process outsourcing revenue.

Infrastructure services revenue declined 12.7% for the three month period ended September 30, 2008 compared with the three month period ended September 30, 2007 due to weakness in demand for network design and consulting projects and the shift of project-based infrastructure work to managed outsourcing contracts, all of which is expected to continue.

Core maintenance revenue declined 11.4% in the current quarter compared with the prior-year quarter. The decline in core maintenance was due to the secular decline in core maintenance as well as lower maintenance on high-volume, high-margin check sorting equipment. The company expects the secular decline of core maintenance to continue.

Services gross profit was 17.6% in the third quarter of 2008 compared with 17.7% in the year-ago period. Services operating profit percent was 3.1% in the three months ended September 30, 2008 compared with 3.6% in the three months ended September 30, 2007. Services margins in 2008 reflect a decline in pension expense in gross profit of $20.0 million (income of $11.1 million for the three months ended September 30, 2008 compared with expense of $8.9 million in the year-ago period) and a decline in pension expense in operating income of $23.6 million (income of $12.4 million for the three months ended September 30, 2008 compared with expense of $11.2 million in the year-ago period).

In the Technology segment, customer revenue was $160 million in the current quarter compared with $176 million in the year-ago period for a decrease of 8.7%. The decline in Technology revenue reflects the ending of certain NUL revenue beginning in the June 2008 quarter due to expiration of the one-time fixed royalty fee of $225 million under an agreement executed in 2005. The company had recognized revenue of $18.8 million per quarter ($8.5 million in enterprise-class servers and $10.3 million in specialized technologies) under this royalty agreement over the three-year period ended March 31, 2008. Excluding the expiration of this royalty from NUL, the technology segment's revenue would have increased 2%. Foreign currency translation had a positive impact of approximately 4-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue for the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, increased 5.5% for the three months ended September 30, 2008 compared with the three months ended September 30, 2007. The increase was principally due to growth in ClearPath revenue as the company closed several significant second-half deals in the current quarter. Notwithstanding this increase, the company still expects the secular decline of enterprise-class servers to continue for the full year of 2008 and beyond, with ClearPath revenue expected to be down significantly in the fourth quarter of 2008 against the fourth quarter of 2007, which had strong mainframe sales.

Revenue from specialized technologies, which includes the company's payment systems products, third-party technology products and royalties from the company's agreement with NUL, decreased 54.3% for the three months ended September 30, 2008 compared with the three months ended September 30, 2007. The decline was principally due to the ending of the NUL royalties, discussed above, as well as lower payment systems and third-party revenue.

Technology gross profit was 47.5% in the current quarter compared with 44.6% in the year-ago quarter. Technology operating profit percent was 11.0% in the three months ended September 30, 2008 compared with an operating profit percent of 4.0% in the three months ended September 30, 2007. These margin improvements reflected the stronger ClearPath sales and revenue mix in the current quarter.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Nine Months Ended
September 30, 2008
------------------
Customer revenue          $3,953.7                 $3,486.2     $ 467.5
Intersegment                  -        $(162.2)         9.4       152.8
                          --------     -------      -------      ------
Total revenue             $3,953.7     $(162.2)    $3,495.6     $ 620.3
                          ========     =======      =======     =======
Gross profit percent          22.5%                    18.4%       43.4%
                          ========                  =======      ======
Operating profit
  percent                      2.2%                     2.9%        3.1%
                          ========                  =======      ======

Nine Months Ended
September 30, 2007
------------------
Customer revenue          $4,116.8                  $3,579.1     $537.7
Intersegment                  -        $(148.7)         10.9      137.8
                          --------     -------      --------     ------
Total revenue             $4,116.8     $(148.7)     $3,590.0     $675.5
                          ========     =======      ========     ======
Gross profit percent          21.0%                     16.7%      43.7%
                          ========                  ========     ======
Operating profit
  percent                      0.4%                      1.7%       2.4%
                          ========                  ========     ======

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                     Nine Months
                                   Ended Sept. 30         Percent
                                 ------------------      Increase
                                   2008       2007      (Decrease)
                                   ----       ----       ----------
Services
 Systems integration
   and consulting                $1,094.7   $1,092.6         .2 %
 Outsourcing                      1,529.7    1,497.7        2.1 %
 Infrastructure services            575.7      667.4      (13.7)%
 Core maintenance                   286.1      321.4      (11.0)%
                                 --------   --------
                                  3,486.2    3,579.1       (2.6)%
Technology
 Enterprise-class servers           384.7      411.8       (6.6)%
 Specialized technologies            82.8      125.9      (34.2)%
                                 --------   --------
                                    467.5      537.7      (13.1)%
                                 --------   --------
Total                            $3,953.7   $4,116.8       (4.0)%
                                 ========   ========

In the Services segment, customer revenue was $3.49 billion for the nine months ended September 30, 2008, down 2.6% from the nine months ended September 30, 2007. Foreign currency translation had a 3-percentage-point positive impact on Services revenue in current period compared with the year-ago period.

Revenue from systems integration and consulting of $1,094.7 million for the nine months ended September 30, 2008 was flat when compared with $1,092.6 million for the nine months ended September 30, 2007.

Outsourcing revenue of $1,529.7 million for the nine months ended September 30, 2008 increased 2.1% when compared with $1,497.7 million for the nine months ended September 30, 2007.

Infrastructure services revenue decreased 13.7% for the nine month period ended September 30, 2008 compared with the nine month period ended September 30, 2007 due to weakness in demand for network design and consulting projects and the shift of project-based infrastructure work to managed outsourcing contracts, all of which is expected to continue.

Core maintenance revenue declined 11.0% in the current period compared with the prior-year period. The company expects the secular decline of core maintenance to continue.

Services gross profit was 18.4% in the first nine months of 2008 compared with 16.7% in the year-ago period. Services operating profit percent was 2.9% in the nine months ended September 30, 2008 compared with 1.7% in the nine months ended September 30, 2007. Services margins in 2008 reflect a decline in pension expense in gross profit of $51.1 million (income of $25.7 million for the nine months ended September 30, 2008 compared with expense of $25.4 million in the year-ago period) and a decline in pension expense in operating income of $60.8 million (income of $27.8 million for the nine months ended September 30, 2008 compared with expense of $33.0 million in the year-ago period).

In the Technology segment, customer revenue was $468 million in the current period compared with $538 million in the year-ago period for a decrease of 13.1%. The decline in Technology revenue reflects the NUL revenue decline of $18.8 million per quarter beginning in the June 2008 quarter, as discussed above. Foreign currency translation had a positive impact of approximately 4-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue for the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 6.6% for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. The company expects the secular decline of enterprise-class servers to continue.

Revenue from specialized technologies, which includes the company's payment systems products, third-party technology products and royalties from the company's agreement with NUL, decreased 34.2% for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007. The decline was principally due to the ending of the NUL royalties, discussed above.

Technology gross profit was 43.4% in the nine months ended September 30, 2008 compared with 43.7% in the nine months ended September 30, 2007. Technology operating profit percent was 3.1% in the current period compared with 2.4% in the year-ago period.


NEW ACCOUNTING PRONOUNCEMENTS

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.


FINANCIAL CONDITION

Cash and cash equivalents at September 30, 2008 were $493.8 million compared with $830.2 million at December 31, 2007.

During the nine months ended September 30, 2008, cash provided by operations was $116.4 million compared with cash usage of $74.2 million for the nine months ended September 30, 2007. The increase in operating cash flow was primarily driven by working capital improvements and a lower net loss. Cash expenditures in the current-year period related to cost-reduction actions (which are included in operating activities) were approximately $49 million compared with $124 million for the prior-year period. Cash expenditures for prior year cost-reduction actions are expected to be approximately $6 million for the remainder of 2008, resulting in an expected cash expenditure of approximately $55 million in 2008 compared with $151.7 million in 2007. The prior-year period included a tax refund of approximately $58 million.

Cash used for investing activities for the nine months ended September 30, 2008 was $226.4 million compared with cash usage of $219.5 million during the nine months ended September 30, 2007. Items affecting cash used for investing activities were the following: Net purchases of investments were $9.8 million for the nine months ended September 30, 2008 compared with net purchases of $7.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $65.9 million compared with $73.0 million in the year-ago period, capital additions of properties were $51.8 million in 2008 compared with $56.4 million in 2007 and capital additions of outsourcing assets were $96.6 million in 2008 compared with $108.4 million in 2007. Cash used for investing activities in the nine months ended September 30, 2007 included $28.0 million of proceeds from the sale of the company's media business. During the nine months ended September 30, 2007, the company financed $22.7 million of internal use software licenses.

Cash used for financing activities during the nine months ended September 30, 2008 was $200.9 million compared with $5.4 million of cash provided during the nine months ended September 30, 2007. The change was principally due to the January 2008 redemption, at par, of all $200 million of the company's 7 7/8% senior notes due April 1, 2008.

At September 30, 2008, total debt was $1.06 billion, a decrease of $200.8 million from December 31, 2007.

The company has a three-year, secured revolving credit facility which expires in May 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include nonpayment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivable facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. As of September 30, 2008, there were letters of credit of $62.6 million issued under the facility and there were no cash borrowings.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks. Other sources of short-term funding are operational cash flows, including customer prepayments, and the company's U.S. trade accounts receivable facility.

On May 16, 2008, the company entered into a new three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. The facility replaced the company's U.S. trade accounts receivable facility that was scheduled to terminate on May 28, 2008. Under the new facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR. The new facility includes customary representations and warranties, including no material adverse change in the company's business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. The facility will be subject to early termination if, as of February 28, 2010, the company's 6.875% Senior Notes due 2010 have not been refinanced or extended to a date later than May 16, 2011. Other termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At September 30, 2008 and December 31, 2007, the company had sold $144.5 million and $140 million, respectively, of eligible receivables.

At September 30, 2008, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions. The company believes that it will have adequate sources and availability of short-term funding to meet its expected cash requirements.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors. The company has on file with the Securities and Exchange Commission a registration statement, which expires on December 1, 2008, covering $440 million of debt or equity securities. The company expects to file a replacement registration statement with the Securities and Exchange Commission.

Stockholders' equity increased $13.5 million during the nine months ended September 30, 2008, principally reflecting an improvement of $82.0 million in the funded status of the company's defined benefit plans and $34.0 million from share-based plans. Partially offsetting these increases was a net loss of $72.1 million and foreign currency translation losses of $31.6 million.


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

Factors that could affect future results include the following:

THE COMPANY'S BUSINESS IS AFFECTED BY CHANGES IN GENERAL ECONOMIC AND BUSINESS CONDITIONS. The company is currently facing a difficult economic environment that has affected its business. In particular, weakness in the financial services industry contributed to the decline in the company's revenue in the third quarter of 2008. In addition, during the recent period of disruption in the financial markets, the market price for the company's common shares has declined substantially. If current economic conditions continue or worsen, the company's ability to access credit or other capital markets could be affected. Adverse economic conditions, among other things, could also result in a decline in the IT budgets of the company's commercial and public sector customers, and the tightening of credit in financial markets could adversely affect the ability of the company's customers to obtain financing for operations, all of which could result in a decrease in demand for the company's products and services. The company could also face a consolidation of firms in the financial services industry, which could also result in a decrease in demand. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business.

THE COMPANY'S FUTURE RESULTS WILL DEPEND ON THE SUCCESS OF ITS REPOSITIONING STRATEGY. The company's future results will depend in part on the success of its efforts to control and reduce costs. Future results will also depend in part on the success of the company's focused investment and sales and marketing strategies. These strategies are based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. Furthermore, the company's institutional stockholders may attempt to influence these strategies.

THE COMPANY FACES AGGRESSIVE COMPETITION IN THE INFORMATION SERVICES AND TECHNOLOGY MARKETPLACE. The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company's competitors include consulting and other professional services firms, systems integrators, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company's competitors may develop competing products and services that offer better price-performance or that reach the market in advance of the company's offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could lead to reduced demand for the company's products and services and could have an adverse effect on the company's business. Future results will depend on the company's ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company's ability to attract and retain talented people.

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

THE COMPANY'S CONTRACTS WITH U.S. GOVERNMENTAL AGENCIES MAY BE SUBJECT TO AUDITS, CRIMINAL PENALTIES, SANCTIONS AND OTHER EXPENSES AND FINES. The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor's compliance with contract terms and conditions, its systems and policies, including the contractor's purchasing, property, estimating, billing, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract or any amounts improperly billed for products or services will be subject to reimbursement to the government. If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

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

THE COMPANY COULD FACE BUSINESS AND FINANCIAL RISK IN IMPLEMENTING FUTURE ACQUISITIONS OR DISPOSITIONS. As part of the company's business strategy, it may from time to time consider acquiring complementary technologies, products and businesses and disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees; and dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities. Further, with respect to both acquisitions and dispositions, management's attention could be diverted from other business concerns. Current adverse credit conditions could also affect the company's ability to consummate acquisitions or divestments. The risks associated with acquisitions and dispositions could have a material adverse effect upon the company's business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future acquisitions or dispositions on favorable terms or at all.

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

Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2008 due to the material weakness at December 31, 2007, described below. To address the material weakness referenced below, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As previously reported in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 29, 2008, in connection with Company's assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weakness in the Company's internal control over financial reporting as of December 31, 2007 that is in the process of being remediated as of September 30, 2008: it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended December 31, 2007, for additional information on Management's Report on Internal Controls Over Financial Reporting.

Management is working to address the material weakness and is committed to remediate the material weakness as timely as possible. The Company has taken and plans to take the following actions to remediate its material weakness:

* the Company has hired a new corporate controller and reassigned responsibilities among key accounting personnel,

* The Company has added and will add additional personnel with an appropriate level of U.S. GAAP tax knowledge and experience to its income tax accounting function and provide additional income tax accounting training to personnel responsible for its foreign subsidiaries,

* The Company has added personnel with an appropriate level of U.S. GAAP accounting knowledge and experience in two locations, and

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


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

(a)    The company's 2008 Annual Meeting of Stockholders (Annual
       Meeting) was held on July 24, 2008 in Philadelphia, Pennsylvania.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   (1) Election of Directors as follows:

   J.P. Bolduc - 257,202,172 votes for; 77,436,402 votes withheld

   James J. Duderstadt - 256,814,554 votes for; 77,824,020 votes withheld

   Matthew J. Espe - 265,045,369 votes for; 69,593,205 votes withheld

   Denise K. Fletcher - 265,100,626 votes for; 69,537,948 votes withheld

   Clay B. Lifflander - 291,685,167 votes for; 42,953,407 votes withheld


   (2) Ratification of the selection of the company's independent registered public accounting firm for 2008 - 327,201,566 votes for; 3,186,001 votes against; 4,251,007 abstentions.



Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UNISYS CORPORATION

Date: November 6, 2008                      By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Scott Hurley
                                                 ----------------------
                                                 Scott Hurley
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Bylaws of Unisys Corporation, as amended through December 6, 2007 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated December 6, 2007)

10.1     Agreement, dated October 6, 2008, between Unisys Corporation and
         J. Edward Coleman (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 7, 2008)

10.2 Executive Employment Agreement, dated October 7, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 7, 2008)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

31.1 Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2 Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1 Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2 Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350