Form 10-K
period 2008-12-31
UNISYS CORP
filed 2009-03-02
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☐  Yes    ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1.4 billion.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2008. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2008: 369,887,575

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Unisys Corporation’s annual report to stockholders for the year ended December 31, 2008 are incorporated by reference into Part I, Part II and Part IV hereof.

Portions of Unisys Corporation’s Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

General

Unisys Corporation is a worldwide information technology (“IT”) company. We provide a portfolio of IT services, software, and technology that solves critical problems for clients. We specialize in helping clients secure their operations, increase the efficiency and utilization of their data centers, enhance support to their end users and constituents, and modernize their enterprise applications. To provide these services and solutions, the company brings together offerings and capabilities in outsourcing services, systems integration and consulting services, infrastructure services, maintenance services, and high-end server technology. Unisys serves commercial organizations and government agencies throughout the world.

We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 16, “Segment information”, of the Notes to Consolidated Financial Statements appearing in our annual report to stockholders for the year ended December 31, 2008 (the “Unisys 2008 Annual Report to Stockholders”), and such information is incorporated herein by reference.

Principal Products and Services

Unisys brings together services and technology into solutions that solve critical problems for organizations around the world.

In the Services segment, we design, build, and manage IT systems and provide services that help our clients improve their competitiveness, security, and cost-efficiency. Our services include outsourcing, systems integration and consulting, infrastructure services and core maintenance.

•

In outsourcing, we manage a customer’s data centers and end-user environments as well as specific business processes, such as check processing, insurance claims processing, health claims processing, mortgage administration, citizen registry and cargo management.

•

In systems integration and consulting, we design and develop innovative solutions for specific industries – such as check processing systems, public welfare systems, airline reservations and communications messaging solutions.

•	In infrastructure services, we design and support customers’ IT infrastructure, including their networks, desktops, servers, and mobile and wireless systems.

•	In core maintenance, we provide maintenance of Unisys proprietary products.

In the Technology segment, we design and develop servers and related services and products that help clients modernize their data center environments to reduce costs and improve efficiency. As a pioneer in large-scale computing, Unisys offers deep experience and rich technological capabilities in transaction-intensive, mission-critical environments. We provide a range of infrastructure management offerings to help clients virtualize and automate their data-center environments. Product offerings include enterprise-class servers based on our Cellular MultiProcessing architecture, such as the ClearPath family of servers and the ES7000 family of Intel-based servers, as well as operating system software and middleware. We also provide specialized technologies such as payment systems and third-party technology products.

To drive future growth, Unisys is focusing its resources and investments in four targeted, high-potential market areas: security (including IT security and physical security); data center transformation and outsourcing services; end-user outsourcing and support services; and applications modernization and outsourcing services.

The primary vertical markets Unisys serves worldwide include the public sector (including the U.S. federal government), financial services and other commercial markets including communications and transportation.

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

Patents, Trademarks and Licenses

Unisys owns over 1,500 active U.S. patents and over 300 active patents granted in 19 non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to computing systems, relational database management, information storage, device/circuit manufacture and design, imaging, data compression and document recognition/handling. We have granted licenses covering both single patents, and particular groups of patents to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

Unisys also maintains over 60 U.S. trademark and service mark registrations, and over 1,600 additional trademark and service mark registrations in over 120 non-U.S. jurisdictions. These marks are valuable assets used on or in connection with our products and services, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality

Our revenue is affected by such factors as the introduction of new products and services, the length of sales cycles and the seasonality of purchases.

Customers

No single customer accounts for more than 10% of our revenue. Sales of commercial products and services to various agencies of the U.S. government represented 17% of total consolidated revenue in 2008. For more information on the risks associated with contracting with governmental entities, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2008 Annual Report to Stockholders which is incorporated herein by reference.

Backlog

In the Services segment, firm order backlog at December 31, 2008 was $6.1 billion, compared to $6.9 billion at December 31, 2007. Approximately $2.8 billion (47%) of 2008 backlog is expected to be filled in 2009. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.

Competition

Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Our outsourcing services also compete directly with in-house operations in industry and government. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our sales and marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2008 Annual Report to Stockholders which is incorporated herein by reference.

Research and Development

Unisys-sponsored research and development costs were $129.0 million in 2008, $179.0 million in 2007, and $231.7 million in 2006.

Environmental Matters

Our capital expenditures, earnings and the competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2009 and 2010.

Employees

At December 31, 2008, we employed approximately 29,000 people worldwide.

We use the title “partner” for certain members of our services business management. In using the term “partner” or “partners,” we do not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

International and Domestic Operations

Financial information by geographic area is set forth in Note 16, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2008 Annual Report to Stockholders, and such information is incorporated herein by reference.

Available Information

Our Internet web site is located at http://www.unisys.com/about__unisys/investors/index.htm. Through our web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. We also make available on the web site our Guidelines on Significant Corporate Governance Issues, the charters of the Audit Committee, Compensation Committee, Finance Committee, and Nominating and Corporate Governance Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 15, 2009 is set forth below.

Name	Age	Position with Unisys

J. Edward Coleman	57	Chairman of the Board and Chief Executive Officer

Patricia A. Bradford	58	Senior Vice President, Worldwide Human Resources

Dominick Cavuoto	55	Senior Vice President; President, Global Industries and Worldwide Strategic Services

Edward Davies	49	Senior Vice President; President, Federal Systems

Anthony P. Doye	52	Senior Vice President; President, Global Outsourcing and Infrastructure Services

Janet Brutschea Haugen	50	Senior Vice President and Chief Financial Officer

Richard C. Marcello	51	Senior Vice President; President, Systems and Technology

Nancy Straus Sundheim	57	Senior Vice President, General Counsel and Secretary

Scott W. Hurley	50	Vice President and Corporate Controller

Scott A. Battersby	50	Vice President and Treasurer

Jack F. McHale	59	Vice President and Investor Relations Officer

There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.

Mr. Coleman has been Chairman of the Board and Chief Executive Officer since October 2008. Prior to joining Unisys in 2008, he served as Chief Executive Officer of Gateway, Inc. from 2006 to 2008. From 2005 to 2006, Mr. Coleman was with Arrow Electronics, serving as its Senior Vice President and as its President of Enterprise Computing Solutions. From 1999 to 2004, Mr. Coleman served as Chief Executive Officer of CompuCom and as its Chairman from 2001 to 2004. Before that, Mr. Coleman served in various leadership and executive positions at Computer Sciences Corporation and IBM Corporation. Mr. Coleman has been an officer since 2008.

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

Mr. Cavuoto was elected Senior Vice President in February 2009 and has been President, Global Industries and Worldwide Strategic Services since rejoining Unisys in April 2008. From January 2007 until April 2008, Mr. Cavuoto served as Chief Executive Officer of Collabera, Inc. Prior to joining Collabera, Inc., Mr. Cavuoto served as Vice President of Unisys Worldwide Services Operations (2005-2006) and as Vice President and President of Unisys Global Financial Services (2001-2005). From 1994 until 2001, Mr. Cavuoto was Managing Partner at KPMG and Senior Vice President and Managing Director at KPMG Consulting Inc. Mr. Cavuoto has been an officer since February 2009.

Mr. Davies was elected Senior Vice President in February 2009 and has been President, Federal Systems since October 2008. Prior to this position, Mr. Davies had served as the managing partner for Federal Systems’ Civilian Agencies since joining Unisys in 2003. Prior to joining Unisys, Mr. Davies was with Booz Allen Hamilton, Inc. from 1985 until 2002, where he most recently served as a partner. Mr. Davies has been an officer since February 2009.

Mr. Doye has been Senior Vice President and President, Global Outsourcing and Infrastructure Services since January 2008 and served as President, Global Outsourcing and Infrastructure Services from November 2007 until January 2008. Before joining Unisys in 2007, Mr. Doye held numerous global leadership roles at Computer Sciences Corporation, serving as Group President, Strategic Programs in 2007 and as Group President, Commercial Outsourcing Americas from 2003 until 2007. Mr. Doye has been an officer since 2008.

Ms. Haugen has been Senior Vice President and Chief Financial Officer since 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-1999). Ms. Haugen has been an officer since 1996.

Mr. Marcello has been Senior Vice President and President, Systems and Technology since 2007. From 2003 until 2006, he was Senior Vice President and General Manager of the Business Critical Servers product line within Enterprise Storage and Servers global business unit at Hewlett Packard. Mr. Marcello has been an officer since 2007.

Ms. Sundheim has been Senior Vice President, General Counsel and Secretary since 2001. From 1999 to 2001, she was Vice President, Deputy General Counsel and Secretary. She had been Deputy General Counsel since 1990. Ms. Sundheim has been an officer since 1999.

Mr. Hurley has been Vice President and Corporate Controller since February 2008. Prior to joining Unisys in 2008, he was Vice President and Chief Accounting Officer at VIASYS Healthcare Inc. (2004-2007); Vice President, Corporate Controller and Treasurer at Incyte Corp. (2003-2004); and Corporate Controller at Arrow International, Inc. (1998-2003). Mr. Hurley has been an officer since 2008.

Mr. Battersby has been Vice President and Treasurer since 2000. Prior to that time, he served as Vice President of Corporate Strategy and Development (1998-2000) and Vice President and Assistant Treasurer (1996-1998). Mr. Battersby has been an officer since 2000.

Mr. McHale has been Vice President and Investor Relations Officer since 1997. From 1989 to 1997, he was Vice President, Investor and Corporate Communications. Mr. McHale has been an officer since 1986.

ITEM 1A.	RISK FACTORS

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2008, we had 21 major facilities in the United States with an aggregate floor space of approximately 4.4 million square feet, located primarily in California, Michigan, Minnesota, New Jersey, Pennsylvania, Texas, Utah and Virginia. We owned two of these facilities, with aggregate floor space of approximately 1.2 million square feet; 19 of these facilities, with approximately 3.2 million square feet of floor space, were leased to us. Approximately 3.1 million square feet of the U.S. facilities were in current operation, approximately 0.3 million square feet were subleased to others, and approximately 1.0 million square feet were declared surplus with disposition efforts in progress or held in reserve.

As of December 31, 2008, we had 18 major facilities outside the United States with an aggregate floor space of approximately 1.8 million square feet, located primarily in Australia, Belgium, Brazil, Germany, India, Netherlands and the United Kingdom. We owned three of these facilities, with approximately 0.5 million square feet of floor space; 15 of these facilities, with approximately 1.3 million square feet of floor space, were leased to us. Approximately 1.3 million square feet were in current operation, approximately 0.3 million square feet were subleased to others, and approximately 0.2 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

Information with respect to litigation is set forth in Note 15, “Litigation and contingencies”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2008 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2008 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2008, there were approximately 369.9 million shares outstanding and approximately 20,600 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

A summary of selected financial data is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2008 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2008 and 2007 and the related consolidated statements of income, cash flows and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2008, appearing in the Unisys 2008 Annual Report to Stockholders, together with the reports of KPMG LLP, independent registered public accountants, on the financial statements at December 31, 2008 and for the year ended December 31, 2008 and of Ernst & Young LLP, independent registered public accountants, on the financial statements at December 31, 2007 and for each of the two years in the period ended December 31, 2007, appearing in the Unisys 2008 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2008 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2008, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2008, based on the specified criteria.

KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2008, as stated in their attestation report that appears in the Unisys 2008 Annual Report to Stockholders, and such report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2007, we reported a material weakness in the company’s internal control over financial reporting related to its control environment because it did not have a sufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience commensurate with its financial reporting requirements. Throughout fiscal year 2008, we implemented the following measures which resulted in the remediation of this material weakness during the quarter ended December 31, 2008:

•

The Company hired additional personnel and utilized third party resources with an appropriate level of U.S. GAAP tax knowledge and experience to its income tax accounting function and required the completion of income tax accounting training by personnel responsible for its foreign subsidiaries,

•	The Company strengthened its worldwide accounting capabilities by adding personnel with an appropriate level of U.S. GAAP accounting knowledge and experience in two locations,

•

The Company implemented appropriately designed processes and controls, instituted multi-level management reviews to ensure compliance with U.S. GAAP and such processes and controls have been tested and are determined to be properly designed and operating effectively,

•

The Company performed a review of its existing resources, including a competency assessment, for the finance organization and completed the action plans identified related to hiring and realignment, including the hiring of a new corporate controller and reassignment of responsibilities among key accounting personnel, and

•	Management developed and implemented certain mandatory U.S. GAAP training for finance personnel.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1 above.

The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the “Proxy Statement”):

•

Information regarding our directors is set forth under the headings “Nominees for Election to the Board of Directors”, “Members of the Board of Directors Continuing in Office – Term Expiring in 2010” and “Members of the Board of Directors Continuing in Office – Term Expiring in 2011”.

•	Information regarding the Unisys Code of Ethics and Business Conduct is set forth under the heading “Code of Ethics and Business Conduct”.

•	Information regarding our audit committee and audit committee financial experts is set forth under the heading “Committees”.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is set forth under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading “EQUITY COMPENSATION PLAN INFORMATION”.

•

Information regarding the security ownership of certain beneficial owners, directors and executive officers is set forth under the heading “SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding transactions with related persons is set forth under the heading “Related Party Transactions”.

•	Information regarding director independence is set forth under the heading “Independence of Directors”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the company’s principal accountants is set forth under the heading “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2008 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2008 and December 31, 2007

Consolidated Statements of Income for each of the three years in the period ended December 31, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2008

Notes to Consolidated Financial Statements

Report of Management on Internal Control over Financial Reporting

Reports of Independent Registered Public Accounting Firms

2. Additional information filed as part of this report pursuant to Item 8 of this report:

Form 10-K Page No.
Report of Independent Registered Public Accounting Firm on Schedule II	13
Schedule II Valuation and Qualifying Accounts	14

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2008 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 15 through 17. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ J. Edward Coleman
J. Edward Coleman
Date: March 2, 2009		Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

/s/ J. Edward Coleman	*Denise K. Fletcher
J. Edward Coleman	Denise K. Fletcher
Chairman of the Board and Chief Executive Officer (principal executive officer)	Director

/s/ Janet Brutschea Haugen	*Edwin A. Huston
Janet Brutschea Haugen	Edwin A. Huston
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ Scott Hurley	*Clayton M. Jones
Scott Hurley	Clayton M. Jones
Vice President and Corporate Controller	Director
(principal accounting officer)

*Henry C. Duques	*Leslie F. Kenne
Henry C. Duques	Leslie F. Kenne
Lead Director	Director

*J. P. Bolduc	*Clay B. Lifflander
J.P. Bolduc	Clay B. Lifflander
Director	Director

*Craig A. Conway	*Theodore E. Martin
Craig A. Conway	Theodore E. Martin
Director	Director

*James J. Duderstadt	*Charles B. McQuade
James J. Duderstadt	Charles B. McQuade
Director	Director

*Matthew J. Espe	*By: /s/ J. Edward Coleman
Matthew J. Espe	J. Edward Coleman
Director	Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unisys Corporation:

Under date of March 2, 2009, we reported on the consolidated balance sheet of Unisys Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for the year then ended, as contained in the Annual Report to Stockholders for the year ended December 31, 2008 incorporated in the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Philadelphia, Pennsylvania

March 2, 2009

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year Ended December 31, 2006	$50.6	$10.6	$—	$61.2
Year Ended December 31, 2007	$61.2	$(6.1)	$(3.3)	$51.8
Year Ended December 31, 2008	$51.8	$7.0	$(7.8)	$51.0

(1)	Includes write-off of bad debts less recoveries and foreign currency translation adjustments.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2	By-Laws of Unisys Corporation, as amended through December 6, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 6, 2007)

4.1

Form of Indenture, dated as of March 1, 2003, between Unisys Corporation and HSBC Bank USA (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-85650)

4.2

Supplemental Indenture, dated as of December 11, 2007, between Unisys Corporation and HSBC Bank USA, National Association (as successor to HSBC Bank USA)(the “Trustee”) to the Indenture, dated as of March 1, 2003, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 6, 2007)

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Amendment to Amended and Restated Unisys Directors Stock Option Plan, effective February 12, 2009

10.6	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.7	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.8	Amendment to Amended and Restated 1990 Unisys Long-Term Incentive Plan, effective February 12, 2009

10.9	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.10	Form of Executive Employment Agreement

10.11	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.12	Amendment to Unisys Corporation 2002 Stock Option Plan, effective February 12, 2009

10.13	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009

10.14	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009

10.15	Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman

10.16	Employment Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman

10.17	Agreement, dated December 30, 2008, between Unisys Corporation and Joseph W. McGrath

10.18	Agreement, dated October 8, 2008, between Unisys Corporation and Greg J. Baroni (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated January 29, 2009)

10.19	2005 Deferred Compensation Plan for Directors of Unisys Corporation, amended and restated effective January 1, 2005 except at otherwise noted therein

10.20	Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, amended and restated effective January 1, 2009

10.21	Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009

10.22	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.23	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009

10.24	Form of Restricted Stock Unit Agreement (incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.25	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009

10.26	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2009

10.27	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005 except as otherwise noted therein

10.28	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-156569))

10.29	Summary of supplemental benefits provided to elected officers of Unisys Corporation

10.30	Governance and Cooperation Agreement, dated May 20, 2008, by and among Unisys Corporation, MMI Investments, L.P., MCM Capital Management, LLC, Clay B. Lifflander and Charles B. McQuade (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008)

10.31	Agreement dated May 1, 2007 between Unisys Corporation and Richard Marcello

10.32	Agreement dated November 9, 2007 between Unisys Corporation and Anthony Doye

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2008

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350