Form 10-Q
period 2009-03-31
UNISYS CORP
filed 2009-05-11
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [ ]    NO [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [X]                        Accelerated Filer [ ]

Non-Accelerated Filer [ ]                          Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                YES [ ]    NO [X]


     Number of shares of Common Stock outstanding as of March 31, 2009 370,314,728.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (Unaudited)
                                (Millions)

                                           March 31,   December 31,
                                             2009          2008
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  468.7       $  544.0
Accounts and notes receivable, net           720.8          818.5
Inventories:
   Parts and finished equipment               62.2           64.7
   Work in process and materials              59.6           70.7
Deferred income taxes                         19.8           23.8
Prepaid expenses and other current assets    122.4          116.7
                                          --------       --------
Total                                      1,453.5        1,638.4
                                          --------       --------

Properties                                 1,407.1        1,416.0
Less-Accumulated depreciation and
  amortization                             1,149.3        1,139.5
                                          --------       --------
Properties, net                              257.8          276.5
                                          --------       --------
Outsourcing assets, net                      285.0          314.9
Marketable software, net                     192.4          202.0
Prepaid postretirement assets                 27.4           20.7
Deferred income taxes                         83.2           87.6
Goodwill                                     188.9          189.4
Other long-term assets                       152.0           94.6
                                          --------       --------
Total                                     $2,640.2       $2,824.1
                                          ========       ========
Liabilities and stockholders' deficit
-------------------------------------
Current liabilities
Notes payable                             $     .1       $    -
Current maturities of long-term debt         301.0            1.5
Accounts payable                             321.3          379.2
Other accrued liabilities                    962.2        1,045.7
                                          --------       --------
Total                                      1,584.6        1,426.4
                                          --------       --------
Long-term debt                               759.3        1,059.1
Long-term postretirement liabilities       1,458.1        1,497.0
Other long-term liabilities                  262.7          265.4
Commitments and contingencies

Stockholders' deficit
Common stock, shares issued:
  2009; 372.7, 2008, 372.1                     3.7            3.7
Accumulated deficit                       (2,620.4)      (2,596.0)
Treasury stock, shares at cost:
  2009; 2.4, 2008; 2.2                       (44.8)         (44.8)
Paid-in capital                            4,102.6        4,099.3
Accumulated other comprehensive loss      (2,885.9)      (2,904.6)
Noncontrolling interests                      20.3           18.6
                                          --------       --------
Total stockholders' deficit               (1,424.5)      (1,423.8)
                                          --------       --------
Total                                     $2,640.2       $2,824.1
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2009           2008
                                           --------       --------

Revenue
  Services                                 $  983.8       $1,137.1
  Technology                                  116.1          164.2
                                           --------       --------
                                            1,099.9        1,301.3
Costs and expenses
   Cost of revenue:
     Services                                 805.1          922.2
     Technology                                71.8           85.9
                                           --------       --------
                                              876.9        1,008.1

Selling, general and administrative           173.6          232.5
Research and development                       27.4           32.7
                                           --------       --------
                                            1,077.9        1,273.3
                                           --------       --------
Operating income                               22.0           28.0

Interest expense                               21.8           21.6
Other income (expense), net                    (6.7)          (1.1)
                                           --------       --------
Income (loss) before income taxes              (6.5)           5.3

Provision for income taxes                     15.6           23.9
                                           --------       --------
Consolidated net loss                         (22.1)         (18.6)
Net income attributable to
  noncontrolling interests                     (2.3)          (4.8)
                                           --------       --------
Net loss attributable
  to Unisys Corporation                    $  (24.4)      $  (23.4)
                                           ========       ========
Loss per share attributable
  to Unisys Corporation
   Basic                                   $   (.07)      $   (.07)
                                           ========       ========
   Diluted                                 $   (.07)      $   (.07)
                                           ========       ========




See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2009      2008
                                                    --------   -------

Cash flows from operating activities
Consolidated net loss                              $  (22.1)   $ (18.6)
Add (deduct) items to reconcile consolidated
   net loss to net cash provided by (used for)
   operating activities:
Employee stock compensation                             2.1        6.0
Company stock issued for U.S. 401(k) plan                -         8.8
Depreciation and amortization of properties            23.7       26.7
Depreciation and amortization of outsourcing assets    34.8       42.4
Amortization of marketable software                    25.2       30.5
Disposal of capital assets                             16.0        2.9
Increase in deferred income taxes, net                  7.3         -
Decrease in receivables, net                           83.7       42.5
Decrease (increase) in inventories                     11.8       (2.2)
Decrease in accounts payable and other
  accrued liabilities                                (116.8)    (129.0)
Decrease in other liabilities                          (4.5)     (19.3)
Increase in other assets                              (21.7)     (42.5)
Other                                                   (.2)       2.5
                                                    -------     ------
Net cash provided by (used for)
 operating activities                                  39.3      (49.3)
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                           94.3    1,646.6
   Purchases of investments                           (94.4)  (1,675.9)
   Collateralized letters of credit                   (61.2)       -
   Investment in marketable software                  (15.5)     (22.4)
   Capital additions of properties                     (9.9)     (14.6)
   Capital additions of outsourcing assets            (21.9)     (27.9)
   Purchases of businesses                              (.4)       (.4)
                                                    -------     ------

Net cash used for investing activities               (109.0)     (94.6)
                                                    -------     ------
Cash flows from financing activities
   Net proceeds from short-term borrowings              .1        -
   Payment of long-term debt                             -      (200.0)
   Financing fees                                        -         (.8)
                                                    -------     ------
Net cash provided by (used for) financing activities     .1     (200.8)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           (5.7)       4.7
                                                    -------     ------

Decrease in cash and cash equivalents                 (75.3)    (340.0)
Cash and cash equivalents, beginning of period        544.0      830.2
                                                    -------    -------
Cash and cash equivalents, end of period           $  468.7    $ 490.2
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation of income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The company's accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company's critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company's consolidated financial statements. There have been no changes in the company's critical accounting policies from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2008.

a. The following table shows how loss per share attributable to Unisys Corporation was computed for the three months ended March 31, 2009 and 2008 (dollars in millions, shares in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2009            2008
                                                   ---------       ----------
    Basic Loss Per Share

    Net loss attributable to Unisys Corporation    $  (24.4)       $   (23.4)
                                                   ========        =========
    Weighted average shares                         370,046          354,798
                                                   ========        =========
    Basic loss per share                           $   (.07)       $    (.07)
                                                   ========        =========
    Diluted Loss Per Share

    Net loss attributable to Unisys Corporation    $  (24.4)       $   (23.4)
                                                   ========        =========
    Weighted average shares                         370,046          354,798
    Plus incremental shares from assumed
      conversions of employee stock plans               -               -
                                                   --------        ---------
    Adjusted weighted average shares                370,046          354,798
                                                   ========        =========
    Diluted loss per share                         $   (.07)       $    (.07)
                                                   ========        =========

At March 31, 2009 and 2008, 44.4 million and 37.0 million, respectively, of employee stock options were antidilutive and therefore excluded from the computation of diluted earnings per share.

b. A breakdown of the individual components of the company's cost-reduction
c. charges follows (in millions of dollars):
                                                 Work-Force
                                                 Reductions
                                              --------------      Idle
                         Headcount    Total    U.S.    Int'l.  Lease Cost
                         ---------    -----    ----    ------  ----------
Balance at December
 31, 2008                    787     $ 95.8   $ 25.1   $ 27.2    $ 43.5
Utilized                    (600)     (28.3)    (9.3)   (12.7)     (6.3)
Changes in estimates
  and revisions              (14)      (2.4)      .6     (2.2)      (.8)
Translation adjustments       -        (1.8)      -      (1.1)      (.7)
                          ------     ------    -----    -----    ------
Balance at March 31, 2009    173     $ 63.3    $16.4   $ 11.2    $ 35.7
                          ======     ======    =====    =====    ======
Expected future utilization:
2009 remaining nine months   173      $34.1    $16.4   $ 11.2    $  6.5
Beyond 2009                            29.2       -        -       29.2

  c. Net periodic pension expense (income) for the three months ended March 31, 2009 and 2008 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended March 31, 2009     Ended March 31, 2008
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----

    Service cost               $  2.9  $   -     $ 2.9   $  8.3  $   -    $ 8.3
    Interest cost                98.3    72.2     26.1    104.9    70.8    34.1
    Expected return on
      plan assets              (126.3)  (96.5)   (29.8)  (142.7) (102.1)  (40.6)
    Amortization of prior
      service cost                 .2      .2       -        .3      .2      .1
    Recognized net actuarial
      loss                       22.0    20.9      1.1     17.7    13.8     3.9
                                -----   -----    -----    -----    ----   -----
    Net periodic pension
      expense (income)         $ (2.9) $ (3.2)    $ .3   $(11.5) $(17.3)  $ 5.8
                                =====   =====     ====   ======   =====   =====

The company currently expects to make cash contributions of approximately $90- $95 million to its worldwide defined benefit pension plans in 2009 compared with $78.1 million in 2008. For the three months ended March 31, 2009 and 2008, $13.9 million and $19.1 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009.

The expense related to the company's match to the U.S. 401(k) plan for the three months ended March 31, 2009 and 2008 was zero and $12.1 million, respectively. Effective January 1, 2009, the company match was suspended.

Net periodic postretirement benefit expense for the three months ended March 31, 2009 and 2008 is presented below (in millions of dollars):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2009          2008
                                                       ----          ----
    Service cost                                       $ .1         $ .3
    Interest cost                                       3.0          3.4
    Expected return on assets                           (.1)         (.1)
    Amortization of prior service cost                   .3           .9
    Recognized net actuarial loss                        .9          1.1
                                                       ----         ----
    Net periodic postretirement benefit expense        $4.2         $5.6
                                                       ====         ====

The company expects to make cash contributions of approximately $23 million to its postretirement benefit plan in 2009 compared with $19.5 million in 2008. For the three months ended March 31, 2009 and 2008, $5.0 million and $2.6 million, respectively, of cash contributions have been made.

d. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to manage its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." At March 31, 2009, the fair value of such contracts was a net loss of $.4 million, of which $.2 million has been recognized in "Prepaid expenses and other current assets" and $.6 million has been recognized in "Other accrued liabilities" in the company's consolidated balance sheet.
For the three months ended March 31, 2009, changes in the fair value of these instruments was a loss of $.6 million, which has been recognized in earnings in "Other income (expense), net" in the company's consolidated statement of income.

e. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2009, 14.3 million shares of unissued common stock of the company were available for granting under these plans.
The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:
                                                    Three Months Ended March 31,
                                                ----------------------------
                                                       2009          2008
                                                       ----          ----

Weighted-average fair value of grant                   $.28         $1.60
Risk-free interest rate                                1.57%         3.63%
Expected volatility                                   58.28%        45.28%
Expected life of options in years                      3.77          3.67
Expected dividend yield                                 -              -

Restricted stock unit awards may contain time-based units, performance-based units or a combination of both. Each performance-based unit will vest into zero to 1.5 shares depending on the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals.

The company records all share-based expense in selling, general and administrative expense.

During the three months ended March 31, 2009 and 2008, the company recorded $2.1 million and $6.0 million of share-based compensation expense, respectively, which is comprised of $1.3 million and $5.9 million of restricted stock unit expense and $.8 million and $.1 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2009 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2008           34,141       $16.35
Granted               11,427          .63
Forfeited and
   expired            (1,125)       16.87
                      ------
Outstanding at
   March 31, 2009     44,443        12.32            2.77          $ .1
                      ======
Vested and
   expected to
   vest at
   March 31, 2009     43,272        12.63            2.71            .1
                      ======
Exercisable at
   March 31, 2009     31,603        16.99            1.93            -
                      ======

The aggregate intrinsic value represents the total pretax value of the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2009 and for the three months ended March 31, 2008 was zero since no options were exercised. As of March 31, 2009, $2.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years.
 A summary of restricted stock unit activity for the three months ended March 31, 2009 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at
   December 31, 2008                       7,630                  $5.07
Granted                                    1,657                    .64
Vested                                      (501)                  5.18
Forfeited and expired                     (2,597)                  4.53
                                           -----
Outstanding at
   March 31, 2009                          6,189                   4.09
                                           =====

The fair value of restricted stock units is determined based on the trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2009 and 2008 was $.64 and $4.12, respectively. As of
March 31, 2009, there was $7.6 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of restricted share units vested during the three months ended March 31, 2009 and 2008 was $.4 million and $.8 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2009 and 2008 was zero. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2009 and 2008 was $1.5 million and $5.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company's operations by business segment for the three-month periods ended March 31, 2009 and 2008 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      March 31, 2009
    ------------------
    Customer revenue         $1,099.9                $  983.8     $ 116.1
    Intersegment                        $  (37.9)         1.7        36.2
                             --------   --------     --------     -------
    Total revenue            $1,099.9   $  (37.9)    $  985.5     $ 152.3
                             ========   ========     ========     =======
    Operating income (loss)  $   22.0   $   13.5     $   26.2     $ (17.7)
                             ========   ========     ========     =======

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
                             ========   ========     ========     =======


Presented below is a reconciliation of total business segment operating income (loss) to consolidated income (loss) before income taxes (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
  2009          2008
                                                   ----          ----
    Total segment operating profit (loss)         $  8.5        $ 28.3
    Interest expense                               (21.8)        (21.6)
    Other income (expense), net                     (6.7)         (1.1)
    Corporate and eliminations                      13.5           (.3)
                                                  ------        ------
    Total income (loss) before income taxes       $ (6.5)       $  5.3
                                                  ======        ======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2009           2008
                                                  ----           ----
    Services
     Systems integration and consulting        $  339.5       $  344.1
     Outsourcing                                  425.4          494.5
     Infrastructure services                      142.2          201.7
     Core maintenance                              76.7           96.8
                                                -------       --------
                                                  983.8        1,137.1
   Technology
     Enterprise-class servers                      79.6          128.8
     Specialized technologies                      36.5           35.4
                                                -------       --------
                                                  116.1          164.2
                                                -------       --------
    Total                                      $1,099.9       $1,301.3
                                               ========       ========


Geographic information about the company's revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2009           2008
                                                  ----           ----
     United States                             $  538.5       $  536.9
     United Kingdom                               130.1          209.5
     Other foreign                                431.3          554.9
                                                -------       --------
        Total                                  $1,099.9       $1,301.3
                                               ========       ========


g. Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 includes the following components (in millions of dollars):

                                                          2009       2008
                                                        ------     -------
    Consolidated net loss                              $ (22.1)    $ (18.6)
                                                      --------     --------
    Other comprehensive income (loss)
    Cash flow hedges
       Loss                                                -          (.5)
       Reclassification adjustments                        -           .3
    Foreign currency translation adjustments             (13.8)      (14.3)
    Postretirement adjustments                            31.9         6.0
                                                       -------     -------
    Total other comprehensive income (loss)               18.1        (8.5)
                                                       -------     -------
    Consolidated comprehensive loss                       (4.0)      (27.1)
    Comprehensive income attributable to
       noncontrolling interests                            1.7         4.4
                                                         -------     -------
    Comprehensive loss attributable to
       Unisys Corporation                              $  (2.3)    $ (22.7)
                                                       =======     =======

Accumulated other comprehensive loss as of December 31, 2008 and March 31, 2009 is as follows (in millions of dollars):
                                                       Post-
                                        Translation   retirement
                                 Total  Adjustments    Plans
                                 -----  -----------    --------
Balance at                   $(2,904.6)  $(701.5)     $(2,203.1)
  December 31, 2008

Change during period              18.7     (13.0)          31.7
                              --------   -------      ---------

Balance at March 31, 2009    $(2,885.9)  $(714.5)     $(2,171.4)
                              ========   =======      =========

Noncontrolling interests as of December 31, 2008 and March 31, 2009 is as follows (in millions of dollars):

                                  Non-
                                  Controlling
                                  Interests
                                  -----------
Balance at December 31, 2008       $ 18.6
Net income                            2.3
Translation adjustments               (.8)
Postretirement plans                   .2
                                   --------
Balance at March 31, 2009          $ 20.3
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

Presented below is a reconciliation of the aggregate product warranty liability (in millions of dollars):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       2009        2008
                                                       ----        ----
    Balance at beginning of period                    $ 5.2       $ 6.9

    Accruals for warranties issued
      during the period                                  .5          .7

    Settlements made during the period                  (.7)        (.7)

    Changes in liability for pre-existing warranties
      during the period, including expirations          (.5)       (1.1)
                                                      -----       -----
    Balance at March 31                               $ 4.5       $ 5.8
                                                      =====       =====

i. Cash paid during the three months ended March 31, 2009 and 2008 for income taxes was $8.5 million and $6.9 million, respectively.

Cash paid during the three months ended March 31, 2009 and 2008 for interest was $24.0 million and $15.1 million, respectively.

j. Effective January 1, 2009, the company adopted Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" (SFAS No.
141R). SFAS No. 141R replaced SFAS No. 141, "Business Combinations," and established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, the company adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51" (SFAS No. 160). SFAS No. 160 describes a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 establishes accounting and reporting standards that require, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) the amount of consolidated net income (loss) attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The presentation and disclosure requirements of SFAS No. 160 are required to be applied retrospectively for all periods presented. See note (m).

Effective January 1, 2009, the company adopted Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. See note (d).

In December 2008, the FASB issued FSP FAS 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009, which is December 31, 2009 for the company.

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

In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General's Office of the Department of Homeland Security, is reviewing issues relating to labor categorization and overtime on the TSA contract. The Civil Division is also reviewing issues relating to cyber intrusion protection under the TSA and follow-on contracts. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue these matters, or, if pursued, what effect they might have on the company.

The company has contracts with the General Services Administration (GSA), known as Multiple Award Schedule Contracts, under which various U.S. governmental agencies can purchase products and services from the company. Auditors from the GSA's Office of Inspector General are reviewing the company's compliance with the disclosure and pricing provisions under two of these contracts, and whether the company has potentially overcharged the government under the contracts. Separately, the company has made voluntary disclosures about these matters to the responsible GSA contracting officers. The company is providing pricing and other information to the GSA auditors and is working cooperatively with them. As the audit is on-going, the company cannot predict the outcome at this time.

In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately 28 million euros. The company believes it has valid defenses to the claims and contends that the Belgian State's termination of the contract was unjustified. Unisys Belgium has filed its defense and counterclaim in the amount of approximately
18.5 million euros.  The litigation is proceeding.

In December 2007, Lufthansa AG sued Unisys Deutschland GmbH, a Unisys subsidiary (Unisys Germany), in the District Court of Frankfurt, Germany, for allegedly failing to perform properly its obligations during the initial phase of a 2004 software design and development contract relating to a Lufthansa customer loyalty program. Under the contract, either party was free to withdraw from the project at the conclusion of the initial design phase.
Rather than withdraw, Lufthansa instead terminated the contract and failed to pay the balance owed to Unisys Germany for the initial phase. Lufthansa's lawsuit alleges that Unisys Germany breached the contract by failing to deliver a proper design for the new system and seeks approximately 21.4 million euros in damages. The company believes it has valid defenses and has filed its defense and a counterclaim in the amount of approximately 1.5 million euros. The litigation is proceeding.

In July 2008, Lufthansa Systems Passenger Services GmbH sued Unisys Germany in the District Court of Frankfurt, Germany, in connection with a 2005 agreement under which Unisys Germany was to develop passenger management software for Lufthansa Systems. Lufthansa Systems purported to terminate the agreement for cause in July 2007 claiming that Unisys Germany failed to deliver satisfactory software in a timely manner. The lawsuit seeks a monetary recovery of approximately 49 million euros. The company believes it has valid defenses and has filed its defense and a counterclaim in the amount of approximately 8.6 million euros. The litigation is proceeding.

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2009, it has adequate provisions for any such matters.

l. The company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire d eferred tax asset will not be realized.

The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets. The company uses tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits.

In 2005, based upon the level of historical taxable income and projections of future taxable income over the periods during which the deferred tax assets are deductible, management concluded that it is more likely than not that the U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities would not be realized. A full valuation allowance was recognized in 2005 and is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly depending on the geographic distribution of income.

m. Certain prior year amounts have been reclassified due to the adoption of SFAS No. 160, see note (j). As a result of the adoption, the following retroactive adjustment was made: the December 31, 2008 noncontrolling interests' balance of $30.5 million, previously presented in other long-term liabilities, has been presented as part of stockholders' deficit. Also, in connection with the adoption, the December 31, 2008 noncontrolling interests portion of the postretirement plans of $11.9 million, which had previously been included in Accumulated Other Comprehensive Income, has been reported as a reduction in the noncontrolling interests included in stockholders' deficit.

n. On April 30, 2009, the company announced that it had commenced a private offer to exchange its 6 7/8% senior notes due 2010 (the 2010 Notes), its 8% senior notes due 2012, its 12 1/2% senior notes due 2016 (the 2016 Notes) and its 8 1/2% senior notes due 2015 (the 2015 Notes) in a private placement for up to $375 million aggregate principal amount of new 12 5/8% senior secured notes due 2014 (the New Secured Notes) to be issued by the company. The New Secured Notes will be guaranteed by Unisys Holding Corporation, a wholly-owned Delaware corporation that directly or indirectly holds the shares of substantially all of the company's foreign subsidiaries, and by the company's other current and future material U.S. subsidiaries. The New Secured Notes will be secured on a first-priority lien basis (subject to permitted prior liens) by substantially all of the company's assets, except (i) accounts receivable that are subject to one or more receivables facilities, (ii) real estate, (iii) the stock or indebtedness of the company's U.S. operating subsidiaries, (iv) cash or cash equivalents securing reimbursement obligations under letters of credit or surety bonds and (v) certain other excluded assets. A portion of the assets that will secure the New Secured Notes are currently pledged in favor of lenders under the company's revolving credit facility. If the revolving credit facility has not yet expired in accordance with its terms, the company intends to terminate the facility on or prior to the date it issues the New Secured Notes. Concurrently with the exchange offer, the company is privately offering New Secured Notes to eligible holders of the 2015 Notes and the 2016 Notes. In order to participate in the exchange offer, holders of 2015 Notes and 2016 Notes must subscribe for New Secured Notes in the concurrent offering. It is a condition to the completion of the exchange offer that (i) notes representing at least 40% of the aggregate principal amount of the 2010 Notes have been tendered and (ii) a minimum of $200 million in aggregate principal amount of New Secured Notes be issuable upon the settlement of the exchange offer and the concurrent notes offering. The exchange offer will expire on May 28, 2009, unless it is extended or earlier terminated.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company's first-quarter 2009 financial results were impacted by the challenging global economic environment and the negative effect of foreign currency exchange on revenue and gross margins. First-quarter 2009 revenue declined 15% over the year-ago quarter. Foreign exchange rates had an approximately 10 percentage-point negative impact on revenue in the quarter. While the company reported progress in reducing expenses and improving operating margins in its services business in the quarter, this reduction in expenses was more than offset by lower revenue, particularly in the company's technology business.

For the first quarter of 2009, the company reported operating profit of $22.0 million compared with an operating profit of $28.0 million in the year-ago period. Services operating profit percent was 2.7% for the first quarter compared with an operating profit percent of 2.3% in the year-ago period. For the first quarter of 2009, the company reported a tax provision of $15.6 million compared with a tax provision of $23.9 million in the year-ago period. For the three months ended March 31, 2009, the company reported a net loss attributable to Unisys Corporation of $24.4 million, or $.07 per share, compared with a net loss attributable to Unisys Corporation of $23.4 million, or $.07 per share, for the three months ended March 31, 2008.

Results of operations

Company results

Revenue for the quarter ended March 31, 2009 was $1.10 billion compared with $1.30 billion for the first quarter of 2008, a decrease of 15% from the prior year. Foreign currency fluctuations had a 10-percentage-point negative impact
on revenue in the current period compared with the year-ago period.   Services
revenue declined 13% and Technology revenue declined 29% in the current quarter compared with the year-ago period. U.S. revenue was up slightly in the first quarter compared with the year-ago period, principally driven by increases in Federal government revenue. International revenue decreased 27% in the current quarter principally due to declines in Europe, Brazil and Japan. On a constant currency basis, international revenue declined 10% in the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

For the three months ended March 31, 2009 pension income was $2.9 million compared with pension income of $11.5 million for the three months ended March 31, 2008. The decrease in pension income in 2009 from 2008 was principally due to lower returns on plan assets worldwide. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Total gross profit margin was 20.3% in the three months ended March 31, 2009 compared with 22.5% in the three months ended March 31, 2008. The decrease in gross profit margin principally reflects the decline in revenue which more than offset the benefits derived in 2009 from the prior-year cost reduction actions.

Selling, general and administrative expense in the three months ended March 31, 2009 was $173.6 million (15.8% of revenue) compared with $232.5 million (17.9% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits derived in 2009 from the prior-years' cost reduction actions as well as foreign currency exchange fluctuations.

Research and development (R&D) expenses in the first quarter of 2009 were $27.4 million compared with $32.7 million in the first quarter of 2008. The decrease in R&D expenses in 2009 compared with 2008 principally reflects changes in the company's development model as the company has focused its investments on value-added software and services while partnering with outside companies on hardware and systems design and development.

For the first quarter of 2009, the company reported an operating profit of $22.0 million compared with an operating profit of $28.0 million in the first quarter of 2008.

Interest expense for the three months ended March 31, 2009 was $21.8 million compared with $21.6 million for the three months ended March 31, 2008.

Other income (expense), net was an expense of $6.7 million in the first quarter of 2009, compared with expense of $1.1 million in 2008. The increase in expense was principally due to foreign exchange losses of $7.0 million in the three months ended March 31, 2009 compared with losses of $.3 million in the three months ended March 31, 2008.

Income (loss) before income taxes for the three months ended March 31, 2009 was a loss of $6.5 million compared with income of $5.3 million in 2008. The provision for income taxes was $15.6 million in the current quarter compared with a provision of $23.9 million in the year-ago period. The current quarter provision for income taxes includes the favorable impact of a tax rate change of $1.1 million, a U.S. refundable credit of $2.0 million and a foreign tax refund of $2.7 million related to a 2008 refund claim. As discussed in note
(l) of the Notes to Consolidated Financial Statements, the company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

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

Also included in the Technology segment's sales and operating income are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2009 and 2008 was $1.5 million and $5.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating profit exclusive of cost reduction charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2009
------------------
Customer revenue          $1,099.9                 $  983.8     $ 116.1
Intersegment                           $ (37.9)         1.7        36.2
                          --------     -------      -------      ------
Total revenue             $1,099.9     $ (37.9)    $  985.5     $ 152.3
                          ========    ========     ========     =======

Gross profit percent          20.3%                    16.2%       33.2%
                          ========                  =======      ======
Operating profit
  (loss) percent               2.0%                     2.7%      (11.7)%
                          ========                  =======      ======


Three Months Ended
March 31, 2008
------------------
Customer revenue          $1,301.3                 $1,137.1     $ 164.2
Intersegment                           $ (43.7)         2.7        41.0
                          --------     -------      -------      ------
Total revenue             $1,301.3     $ (43.7)    $1,139.8     $ 205.2
                          ========     ========     ========     =======

Gross profit percent          22.5%                    18.5%       42.9%
                          ========                  =======      ======
Operating profit percent       2.2%                     2.3%         .8%
                          ========                  =======      ======

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):


                                    Three Months
                                   Ended March 31
                                 ------------------      Percent
                                   2009       2008        Change
                                   ----       ----       --------
    Services
     Systems integration
       and consulting            $  339.5    $ 344.1       (1.3)%
     Outsourcing                    425.4      494.5      (14.0)%
     Infrastructure services        142.2      201.7      (29.5)%
     Core maintenance                76.7       96.8      (20.8)%
                                 --------   --------
                                    983.8    1,137.1      (13.5)%
    Technology
     Enterprise-class servers        79.6      128.8      (38.2)%
     Specialized technologies        36.5       35.4         3.1%
                                 --------   --------
                                    116.1      164.2      (29.3)%
                                 --------   --------
    Total                        $1,099.9   $1,301.3      (15.5)%
                                 ========   ========


In the Services segment, customer revenue was $983.8 million for the three months ended March 31, 2009 down 13.5% from the three months ended March 31, 2008. Foreign currency translation had an 11-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 1.3% from $344.1 million in the March 2008 quarter to $339.5 million in the March 2009 quarter.

Outsourcing revenue decreased 14.0% for the three months ended March 31, 2009 to $425.4 million compared with the three months ended March 31, 2008, as both information technology outsourcing (ITO) and business processing outsourcing
(BPO) declined.

Infrastructure services revenue declined 29.5% for the three month period ended March 31, 2009 compared with the three month period ended March 31, 2008. The decline was due to weakness in demand for network design and consulting projects, the shift of project-based infrastructure work to managed outsourcing contracts and the company's shift away from low-margin project work.

Core maintenance revenue declined 20.8% in the current quarter compared with the prior-year quarter. The company expects the secular decline of core maintenance to continue.

Services gross profit was 16.2% in the first quarter of 2009 compared with 18.5% in the year-ago period, reflecting the lower revenue level. Services operating income percent was 2.7% in the three months ended March 31, 2009 compared with 2.3% in the three months ended March 31, 2008. The increase in Services operating profit margin was principally due to the benefits derived from the cost reduction actions.

In the Technology segment, customer revenue was $116.1 million in the current quarter compared with $164.2 million in the year-ago period for a decrease of 29.3%. Foreign currency translation had a negative impact of approximately 6-percentage points on Technology revenue in the current period compared with the prior-year period. The decline in Technology revenue in 2009 reflects lower sales of high-end mainframe systems, primarily in Japan, as clients deferred planned purchases in a weak economic environment, as well as the expiration of a royalty from Nihon Unisys Limited (NUL). The company had recognized revenue of $18.8 million per quarter ($8.5 million in enterprise-class servers and $10.3 million in specialized technologies) under this royalty agreement over the three-year period ended March 31, 2008. The expiration of this royalty from NUL contributed about 9 percentage points of the technology segment's 29% decline in revenue.

Revenue from the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 38.2% for the three months ended March 31, 2009 compared with the three months ended March 31, 2008. As mentioned above, technology sales during the quarter slowed as clients tightened spending on information technology projects due to economic concerns. Also contributing to the decrease in revenue was the secular decline in the enterprise-class server market, which the company expects to continue.

Revenue from specialized technologies, which includes third-party technology products and the company's payment systems products, increased 3.1% for the three months ended March 31, 2009 compared with the three months ended
March 31, 2008.

Technology gross profit was 33.2% in the current quarter compared with 42.9% in the year-ago quarter. Technology operating income percent (loss) percent was (11.7)% in the three months ended March 31, 2009 compared with .8% in the three months ended March 31, 2008. The declines in gross profit and operating profit margin in 2009 compared with 2008 reflect the lower levels of mainframe sales, primarily in Japan, and loss of the NUL royalty.

New accounting pronouncements

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Financial condition

The company's principal sources of liquidity are cash on hand, cash from operations and its U.S. trade accounts receivable facility, which is discussed below. The company's anticipated future cash expenditures include contributions to its defined benefit pension plans and payments in respect of cost-reduction actions. The company also has a revolving credit facility, which expires on May 31, 2009 that provides for loans and letters of credit up to an aggregate of $275 million. Given the global economic slowdown and resultant tight credit markets, the company does not plan to renew or replace this facility before its expiration. As discussed below, on April 30, 2009, the company announced that it had commenced a private offer to exchange its outstanding senior notes, including its $300 million 6 7/8% senior notes due in March 2010 (the 2010 Notes), in a private placement for new senior secured notes due in 2014. The company's ability to successfully complete this exchange could be affected by credit market conditions. As of March 31, 2009, the $300 million of 2010 Notes has been classified as a current liability. The volatility and disruption in financial markets could also impact the company's ability to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. In addition to actions to reduce its cost structure, the company will continue to focus on working capital management and to tightly manage capital expenditures. Given these actions and its cash on hand at March 31, 2009, the company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

Cash and cash equivalents at March 31, 2009 were $468.7 million compared with $544.0 million at December 31, 2008. The decline was primarily due to the use of $61.2 million of cash to collateralize letters of credit as discussed below. The $61.2 million has been reported in the company's consolidated balance sheet in "Other long-term assets."

During the three months ended March 31, 2009, cash provided by operations was $39.3 million compared with cash usage of $49.3 million for the three months ended March 31, 2008. Cash expenditures in the current quarter related to cost-reduction actions (which are included in operating activities) were approximately $26.7 million compared with $21.4 million for the prior-year quarter. Cash expenditures for prior year cost-reduction actions are expected to be approximately $34.1 million for the remainder of 2009, resulting in an expected cash expenditure of approximately $60.8 million in 2009 compared with $60.4 million in 2008.

Cash used for investing activities for the three months ended March 31, 2009 was $109.0 million compared with cash usage of $94.6 million during the three months ended March 31, 2008. Items affecting cash used for investing activities were the following: Net purchases of investments were $.1 million for the three months ended March 31, 2009 compared with net purchases of $29.3 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. The amount of proceeds and purchases of investments has declined significantly from last year, principally reflecting the fact that in the fourth quarter of 2008, the company capitalized certain intercompany balances for foreign subsidiaries which reduced the need for these derivatives. During the three months ended March 31, 2009, the company used $61.2 million of cash to collateralize letters of credit (see below). In addition, in the current quarter, the investment in marketable software was $15.5 million compared with $22.4 million in the year-ago period, capital additions of properties were $9.9 million in 2009 compared with $14.6 million in 2008 and capital additions of outsourcing assets were $21.9 million in 2009 compared with $27.9 million in 2008. The company has announced that it plans to reduce capital expenditures from $294.5 million in 2008 to approximately $200 - $225 million in 2009.

Cash provided by financing activities during the three months ended March 31, 2009 was $.1 million compared with $200.8 million of cash used during the three months ended March 31, 2008. The decrease was principally due to the January 2008 redemption, at par, of all $200 million of the company's 7 7/8% senior notes due April 1, 2008.

At March 31, 2009, total debt was $1.06 billion, a decrease of $.2 million from December 31, 2008.

The company's revolving credit facility, which expires on May 31, 2009, provides for loans and letters of credit up to an aggregate of $275 million.
As of March 31, 2009, there were no cash borrowings under the facility. The credit facility is secured by the company's assets, except that the collateral does not include accounts receivable that are subject to the receivables facility, U.S. real estate or the stock or indebtedness of the company's U.S. operating subsidiaries. Under the terms of the maturing facility, the lenders could require the company to cash collateralize the letters of credit outstanding under the facility beginning on March 2, 2009. The amount of letters of credit issued by these lenders collateralized at March 31, 2009 was $61.2 million. Borrowings under the facility bear interest based on short-term rates and the company's credit rating. The credit agreement contains customary representations and warranties, including no material adverse change in the company's business, results of operations or financial condition. It also contains financial covenants requiring the company to maintain certain interest coverage, leverage and asset coverage ratios and a minimum amount of liquidity, which could reduce the amount the company is able to borrow. The credit facility also includes covenants limiting liens, mergers, asset sales, dividends and the incurrence of debt. Events of default include nonpayment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $25 million. If an event of default were to occur under the credit agreement, the lenders would be entitled to declare all amounts borrowed under it immediately due and payable. The occurrence of an event of default under the credit agreement could also cause the acceleration of obligations under certain other agreements and the termination of the company's U.S. trade accounts receivable facility, discussed below.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

On April 30, 2009, the company announced that it had commenced a private offer to exchange its 2010 Notes, its 8% senior notes due 2012, its 12 1/2% senior notes due 2016 (the 2016 Notes) and its 8 1/2% senior notes due 2015 (the 2015 Notes) in a private placement for up to $375 million aggregate principal amount of new 12 5/8% senior secured notes due 2014 (the New Secured Notes) to be issued by the company. The New Secured Notes will be guaranteed by Unisys Holding Corporation, a wholly-owned Delaware corporation that directly or indirectly holds the shares of substantially all of the company's foreign subsidiaries, and by the company's other current and future material U.S. subsidiaries. The New Secured Notes will be secured on a first-priority lien basis (subject to permitted prior liens) by substantially all of the company's assets, except (i) accounts receivable that are subject to one or more receivables facilities, (ii) real estate, (iii) the stock or indebtedness of the company's U.S. operating subsidiaries, (iv) cash or cash equivalents securing reimbursement obligations under letters of credit or surety bonds and
(v) certain other excluded assets. A portion of the assets that will secure the New Secured Notes are currently pledged in favor of lenders under the company's revolving credit facility discussed above. If the revolving credit facility has not yet expired in accordance with its terms, the company intends to terminate the facility on or prior to the date it issues the New Secured Notes. Concurrently with the exchange offer, the company is privately offering New Secured Notes to eligible holders of the 2015 Notes and the 2016 Notes. In order to participate in the exchange offer, holders of 2015 Notes and 2016 Notes must subscribe for New Secured Notes in the concurrent offering. It is a condition to the completion of the exchange offer that (i) notes representing at least 40% of the aggregate principal amount of the 2010 Notes have been tendered and (ii) a minimum of $200 million in aggregate principal amount of New Secured Notes be issuable upon the settlement of the exchange offer and the concurrent notes offering. The exchange offer will expire on May 28, 2009, unless it is extended or earlier terminated. There can be no assurance that the exchange offer and concurrent notes offering will be completed. The exchange offer, the concurrent offering and the New Secured Notes have not been and will not be registered under the Securities Act of 1933, as amended (the Securities Act), or any state securities laws. The company is not required to register to exchange the New Secured Notes for resale under the Securities Act, or the securities laws of any other jurisdiction and it is not required to offer to exchange the New Secured Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and it has no present intention to do so.

On May 16, 2008, the company entered into a three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts
receivable.   Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company's business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. The facility will be subject to early termination if, as of February 28, 2010, the 2010 Notes have not been refinanced or extended to a date later than May 16, 2011. Other termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At March 31, 2009 and December 31, 2008, the company had sold $120 million and $141 million, respectively, of eligible receivables.

At March 31, 2009, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

The company currently expects to make cash contributions of approximately $90- $95 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2009. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009. Previously, the company had expected to be required to contribute a maximum of approximately $90 million of cash to its U.S. qualified defined benefit pension plan in 2010. Under recently clarified IRS regulations, the company does not expect to be required to make a cash contribution in 2010 to fund its U.S. qualified defined benefit pension plan.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors. The company has on file with the Securities and Exchange Commission an effective registration statement covering $440 million of debt or equity securities, which expires in May 2009 and enables the company to be prepared for future market opportunities. In November 2008, the company filed a registration statement for an additional $660 million of securities. This registration statement is not yet effective.


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

Factors that could affect future results include the following:

THE COMPANY'S BUSINESS IS AFFECTED BY THE ECONOMIC AND BUSINESS ENVIRONMENT. The company's recent financial results have been impacted by the global economic slowdown. The company has seen this slowdown particularly in its financial services business but also in other key commercial industries, as clients reacted to economic uncertainties by reducing information technology spending. Decreased demand for the company's services and products has impacted its revenue and profit margins. If current economic conditions continue or worsen, including if the company's customers are unable to obtain financing to purchase the company's services and products due to tight credit conditions, the company could see further reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of firms in the financial services industry, which could also result in a decrease in demand. In addition, during the recent period of disruption in the financial markets, the market price for the company's common shares has declined substantially. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business.

THE COMPANY'S FUTURE RESULTS MAY DEPEND ON ITS ABILITY TO ACCESS EXTERNAL CREDIT MARKETS. The capital and credit markets have been experiencing extreme volatility and disruption. In addition, the commercial lending market has contracted, with limited new loan originations or refinancings taking place. Based on the current lending environment, the company expects to have difficulty accessing significant additional capital in the credit markets on acceptable terms. Given tight credit markets, along with the company's credit rating, the company does not plan to renew or replace its existing revolving credit facility before its expiration on May 31, 2009. Also, the company's ability to successfully complete the exchange offer for its senior notes could be affected by credit market conditions. The turmoil and volatility in financial markets may also impact the company's ability to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. Although the company intends to use cash on hand to address its liquidity needs, its ability to do so assumes that its operations will continue to generate sufficient cash and that its cash requirements will not materially exceed current estimates.

THE COMPANY HAS SIGNIFICANT PENSION OBLIGATIONS. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. The company expects to make cash contributions of approximately $90-$95 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2009. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009. In addition, under recently issued IRS regulations, the company currently believes that it will not be required to fund its U.S. qualified defined benefit pension plan in 2010. A further deterioration in the value of the company's worldwide defined benefit pension plan assets could require the company to make larger cash contributions to its defined benefit pension plans in the future. In addition, the funding of plan deficits over a shorter period of time than currently anticipated could result in making cash contributions to these plans on a more accelerated basis. Either of these events would reduce the cash available for working capital and other corporate uses and may have an adverse impact on the company's operations, financial condition and liquidity.

THE COMPANY'S FUTURE RESULTS WILL DEPEND ON THE SUCCESS OF ITS TURNAROUND PROGRAM. Over the past several years, the company has implemented and is continuing to implement, significant cost-reduction measures intended to achieve profitability. The company has incurred significant cost reduction charges in connection with these efforts. If the cost reduction actions are not fully completed or are not completed in a timely manner, the company may not realize their full potential benefits. The expected amount of anticipated cost savings from these actions is also subject to currency exchange rate fluctuations with regard to actions taken outside the United States. Future results will also depend in part on the success of the company's program to focus its global resources and simplify its business structure. This program is based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. Furthermore, the company's institutional stockholders may attempt to influence these strategies.

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

THE COMPANY'S FUTURE RESULTS WILL DEPEND ON ITS ABILITY TO RETAIN SIGNIFICANT CLIENTS. The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients. The company could lose clients for such reasons as contract expiration, conversion to a competing service provider, disputes with clients or a decision to in-source services, including for contracts with governmental entities as part of the rebid process. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client.

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

FUTURE RESULTS WILL ALSO DEPEND IN PART ON THE COMPANY'S ABILITY TO DRIVE PROFITABLE GROWTH IN CONSULTING AND SYSTEMS INTEGRATION. The company's ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions the company offers for specific industries. It will also depend on an improvement in the utilization of services delivery personnel and on the company's ability to work through disruptions in this business related to the turnaround program. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients' perception of the company's ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company's ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

FUTURE RESULTS WILL ALSO DEPEND, IN PART, ON MARKET DEMAND FOR THE COMPANY'S HIGH-END ENTERPRISE SERVERS AND MAINTENANCE ON THESE SERVERS. In the company's technology business, high-end enterprise servers and maintenance on these servers continue to experience secular revenue declines. The company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend, in part, on customer acceptance of ClearPath systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base. Future results of the technology business will also depend, in part, on the successful execution of the company's arrangements with NEC.

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

IF THE COMPANY DOES NOT MEET NEW YORK STOCK EXCHANGE LISTING REQUIREMENTS, ITS COMMON STOCK MAY BE DELISTED. The company's common stock is listed on the New York Stock Exchange (NYSE) and is subject to various NYSE listing requirements. The company was notified in writing by the NYSE on December 4, 2008 that it was below the NYSE's criteria for continued listing because the average per share closing price of the common stock over a consecutive 30-trading-day period was less than $1.00. On December 12, 2008, the company notified the NYSE of its intent to take actions to cure the deficiency, including a plan to pursue a reverse stock split. If the company fails to complete the reverse stock split or otherwise fails to meet the NYSE listing requirements, the NYSE may suspend trading in the company's common stock or delist it from the NYSE. A delisting could negatively impact the company by reducing the liquidity and market price of the common stock and reducing the number of investors willing to hold or acquire it, which could negatively affect the company's ability to raise equity financing.

THE COMPANY COULD FACE BUSINESS AND FINANCIAL RISK IN IMPLEMENTING FUTURE
DISPOSITIONS OR ACQUISITIONS.   As part of the company's business strategy, it
may from time to time consider disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size or acquiring complementary technologies, products and businesses. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees; and dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Further, with respect to both dispositions and acquisitions, management's attention could be diverted from other business concerns. Current adverse credit conditions could also affect the company's ability to consummate divestments or acquisitions. The risks associated with dispositions and acquisitions could have a material adverse effect upon the company's business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future dispositions or acquisitions on favorable terms or at all.

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

<APGE> 25


PENDING LITIGATION COULD AFFECT THE COMPANY'S RESULTS OF OPERATIONS OR CASH FLOW. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters and intellectual property. See note (k) of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company's results of operations or cash flow could be affected in any particular period by the resolution of one or more of the legal matters pending against it.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There has been no material change in the company's assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.


Item 4.  Controls and Procedures
--------------------------------
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings
-------   -----------------

Information with respect to litigation is set forth in note (k) of the Notes to Consolidated Financial statements, and such information is incorporated herein by reference.


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



                                              UNISYS CORPORATION

Date: May 11, 2009                           By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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