Form 10-Q
period 2009-06-30
UNISYS CORP
filed 2009-07-31
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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


     Number of shares of Common Stock outstanding as of June 30, 2009
370,338,334.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (Unaudited)
                                (Millions)

                                           June 30,   December 31,
                                             2009          2008
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  475.0       $  544.0
Accounts and notes receivable, net           739.9          818.5
Inventories:
   Parts and finished equipment               67.4           64.7
   Work in process and materials              54.6           70.7
Deferred income taxes                         16.8           23.8
Prepaid expenses and other current assets    132.0          116.7
                                          --------       --------
Total                                      1,485.7        1,638.4
                                          --------       --------

Properties                                 1,402.1        1,416.0
Less-Accumulated depreciation and
  amortization                             1,149.6        1,139.5
                                          --------       --------
Properties, net                              252.5          276.5
                                          --------       --------
Outsourcing assets, net                      308.2          314.9
Marketable software, net                     181.8          202.0
Prepaid postretirement assets                 40.5           20.7
Deferred income taxes                         90.8           87.6
Goodwill                                     195.5          189.4
Other long-term assets                       171.1           94.6
                                          --------       --------
Total                                     $2,726.1       $2,824.1
                                          ========       ========
Liabilities and stockholders' deficit
-------------------------------------
Current liabilities
Current maturities of long-term debt      $   96.0       $    1.5
Accounts payable                             310.6          379.2
Other accrued liabilities                    945.4        1,045.7
                                          --------       --------
Total                                      1,352.0        1,426.4
                                          --------       --------
Long-term debt                               965.2        1,059.1
Long-term postretirement liabilities       1,451.1        1,497.0
Other long-term liabilities                  302.2          265.4
Commitments and contingencies

Stockholders' deficit
Common stock, shares issued:
  2009; 372.7, 2008; 372.1                     3.7            3.7
Accumulated deficit                       (2,582.3)      (2,596.0)
Treasury stock, shares at cost:
  2009; 2.4, 2008; 2.2                       (44.9)         (44.8)
Paid-in capital                            4,104.4        4,099.3
Accumulated other comprehensive loss      (2,852.2)      (2,904.6)
Noncontrolling interests                      26.9           18.6
                                          --------       --------
Total stockholders' deficit               (1,344.4)      (1,423.8)
                                          --------       --------
Total                                     $2,726.1       $2,824.1
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)



                                         Three Months         Six Months
                                         Ended June 30      Ended June 30
                                      ----------------      ---------------
                                      2009         2008     2009       2008
                                      ----         ----     ----       ----

Revenue
  Services                          $1,030.0    $1,197.0  $2,013.8   $2,334.1
  Technology                            98.7       143.0     214.8      307.2
                                    --------    --------  --------   --------
                                     1,128.7     1,340.0   2,228.6    2,641.3
Costs and expenses
   Cost of revenue:
     Services                          804.5       954.4   1,609.6    1,876.6
     Technology                         54.5        81.8     126.3      167.7
                                    --------    --------  --------   --------
                                       859.0     1,036.2   1,735.9    2,044.3

Selling, general and administrative    169.2       251.0     342.8      483.5
Research and development                25.1        30.2      52.5       62.9
                                    --------    --------  --------   --------
                                     1,053.3     1,317.4   2,131.2    2,590.7
                                    --------     -------  --------   --------
Operating income                        75.4        22.6      97.4       50.6

Interest expense                        21.2        21.2      43.0       42.8
Other income (expense), net              3.0        (6.4)     (3.7)      (7.5)
                                    --------    --------  --------   --------
Income (loss) before income taxes       57.2        (5.0)     50.7         .3
Provision for income taxes              16.6         3.5      32.2       27.4
                                    --------    --------  --------   --------
Consolidated net income (loss)          40.6        (8.5)     18.5      (27.1)
Net income attributable to
  noncontrolling interests              (2.5)       (5.5)     (4.8)     (10.3)
                                    --------     -------   -------   --------
Net income (loss) attributable
  to Unisys Corporation             $   38.1    $  (14.0)  $  13.7   $  (37.4)
                                    ========    ========   =======   ========
Earnings (loss) per share
 attributable to Unisys Corporation
   Basic                            $    .10   $    (.04)  $   .04   $   (.10)
                                    ========    ========   =======   ========
   Diluted                          $    .10   $    (.04)  $   .04   $   (.10)
                                    ========    ========   =======   ========




See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                     Six Months Ended
                                                         June 30
                                                    ------------------
                                                       2009      2008
                                                    --------   -------

Cash flows from operating activities
Consolidated net income (loss)                     $   18.5    $ (27.1)
Add (deduct) items to reconcile consolidated
   net income (loss) to net cash provided by
   operating activities:
Employee stock compensation                             3.8       11.9
Company stock issued for U.S. 401(k) plan                -        23.9
Depreciation and amortization of properties            48.4       53.7
Depreciation and amortization of outsourcing assets    75.7       83.9
Amortization of marketable software                    49.7       60.9
Disposal of capital assets                              5.6        5.6
Decrease in deferred income taxes, net                  3.9         -
Decrease in receivables, net                          101.7       89.4
Decrease in inventories                                15.8        9.8
Decrease in accounts payable and other
  accrued liabilities                                (206.2)    (207.2)
Increase (decrease) in other liabilities               21.8      (26.9)
Increase in other assets                              (52.0)     (80.8)
Other                                                   1.0        5.2
                                                    -------     ------
Net cash provided by operating activities              87.7        2.3
                                                    -------     ------
Cash flows from investing activities
Proceeds from investments                             200.9    3,276.9
Purchases of investments                             (199.6)  (3,306.5)
Collateralized letters of credit                      (72.3)       -
   Investment in marketable software                  (29.5)     (45.4)
   Capital additions of properties                    (18.1)     (32.1)
   Capital additions of outsourcing assets            (53.2)     (58.6)
   Purchases of businesses                             (1.5)      (1.8)
                                                    -------     ------

Net cash used for investing activities               (173.3)    (167.5)
                                                    -------     ------
Cash flows from financing activities
   Payment of long-term debt                             -      (200.0)
   Financing fees                                       (.7)       (.8)
                                                    -------     ------
Net cash used for financing activities                  (.7)    (200.8)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           17.3        7.2
                                                    -------     ------

Decrease in cash and cash equivalents                 (69.0)    (358.8)
Cash and cash equivalents, beginning of period        544.0      830.2
                                                    -------    -------
Cash and cash equivalents, end of period           $  475.0    $ 471.4
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

a. The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2009 and 2008 (dollars in millions, shares in thousands):

                                           Three Months        Six Months
                                           Ended June 30      Ended June 30
                                           -------------      -------------
                                        2009         2008     2009       2008
                                        ----         ----     ----       ----
    Basic Earnings (Loss) Per Share

    Net income (loss) attributable
      to Unisys Corporation           $   38.1    $   (14.0) $   13.7  $  (37.4)
                                      ========    =========  ========  ========
    Weighted average shares            370,320      358,167   370,183   356,482
                                      ========    =========  ========  ========
    Basic earnings (loss) per share   $    .10    $    (.04) $    .04  $   (.10)
                                      ========    =========  ========  ========
    Diluted Earnings (Loss) Per Share

    Net income (loss) attributable
      to Unisys Corporation           $   38.1    $   (14.0) $   13.7  $  (37.4)
                                      ========    =========  ========  ========
    Weighted average shares            370,320      358,167   370,183   356,482
    Plus incremental shares
      from assumed conversions
      of employee stock plans            4,175         -        2,594      -
                                      --------    ---------  --------  --------
    Adjusted weighted average shares   374,495      358,167   372,777   356,482
                                      ========    =========  ========  ========
    Diluted earnings (loss) per share $    .10    $    (.04) $    .04  $   (.10)
                                      ========    =========  ========  ========

At June 30, 2009 and 2008, 29.8 million and 34.3 million, respectively, of employee stock options were antidilutive and therefore excluded from the computation of diluted earnings per share.

b. A breakdown of the individual components of the company's cost-reduction charges follows (in millions of dollars):
                                                 Work-Force
                                                 Reductions
                                              --------------      Idle
                         Headcount    Total    U.S.    Int'l.  Lease Cost
                         ---------    -----    ----    ------  ----------
Balance at December
 31, 2008                    787     $ 95.8   $ 25.1   $ 27.2    $ 43.5
Utilized                    (714)     (48.1)   (17.9)   (19.4)    (10.8)
Changes in estimates
  and revisions              (32)      (9.4)      .1     (2.7)     (6.8)
Translation adjustments       -         1.6      -        (.6)      2.2
                          ------     ------    -----    -----    ------
Balance at June 30, 2009      41     $ 39.9    $ 7.3   $  4.5    $ 28.1
                          ======     ======    =====    =====    ======
Expected future utilization:
2009 remaining six months     41     $ 16.8    $ 7.3   $  4.5    $  5.0
Beyond 2009                            23.1       -        -       23.1

Due to changes in estimates related to cost-reduction charges, $7.0 million of income was recorded in the three months ended June 30, 2009 compared with $2.5 million recorded as expense in the year-ago period, and $9.4 million was recorded as income in the current six-month period compared with $.8 million recorded as income in the year-ago six-month period.

c. Net periodic pension expense (income) for the three and six months ended June 30, 2009 and 2008 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended June 30, 2009     Ended June 30, 2008
                                ----------------------   ----------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                                -----  -----   -----    -----    -----   -----
Service cost                 $   2.7  $   -    $  2.7  $   7.9  $   -    $ 7.9
Interest cost                   98.1     70.3    27.8    106.0     71.1   34.9
Expected return on
  plan assets                 (127.3)   (95.9)  (31.4)  (142.6)  (101.6) (41.0)
Amortization of prior
  service cost                    .3       .2      .1       .2       .2     -
Recognized net actuarial loss   17.3     16.2     1.1     18.2     14.9    3.3
Curtailment loss                  -       -        -       1.5      -      1.5
                               -----   ------   -----    -----    -----   ----
Net periodic pension
  expense (income)           $  (8.9)  $ (9.2)  $  .3   $ (8.8) $ (15.4) $ 6.6
                              ======   ======   =====   ======  =======  =====

                                     Six Months                 Six Months
                                Ended June 30, 2009        Ended June 30, 2008
                                -------------------      ----------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                               -----   -----   ------    -----   -----   ------

Service cost                 $   5.6  $   -     $ 5.6    $ 16.2  $   -   $16.2
Interest cost                  196.4    142.5    53.9     210.9   141.9   69.0
Expected return on
  plan assets                 (253.6)  (192.4)  (61.2)   (285.3) (203.7) (81.6)
Amortization of prior
  service cost                    .5       .4      .1        .5      .4     .1
Recognized net actuarial loss   39.3     37.1     2.2      35.9    28.7    7.2
Curtailment loss                 -        -        -        1.5      -     1.5
                             -------  -------   -----    -------  -----   ----
Net periodic pension
  expense (income)           $ (11.8)  $(12.4)  $  .6    $(20.3) $(32.7) $12.4
                             =======  =======   =====    ======  ======  =====

The company currently expects to make cash contributions of approximately $100- $105 million to its worldwide defined benefit pension plans in 2009 compared with $78.1 million in 2008. For the six months ended June 30, 2009 and 2008, $30.9 million and $38.5 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009.

The expense related to the company's match to the U.S. 401(k) plan for the six months ended June 30, 2009 and 2008 was zero and $26.7 million, respectively. Effective January 1, 2009, the company match was suspended.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2009 and 2008 is presented below (in millions of dollars):

                                  Three Months                   Six Months
                                  Ended June 30                 Ended June 30
                                  -------------                 -------------
                                2009         2008             2009          2008
                                ----         ----             ----          ----

Service cost                    $ .1         $ .1            $  .2        $  .4
Interest cost                    2.9          3.1              5.9          6.5
Expected return on assets        (.1)         (.1)             (.2)         (.2)
Amortization of prior
  service cost                    .4           .3               .7          1.2
Recognized net actuarial
  loss                            .8          1.1              1.7          2.2
                                ----         ----             ----        -----
Net periodic postretirement
  benefit expense               $4.1         $4.5            $ 8.3        $10.1
                                ====         ====            =====        =====


The company expects to make cash contributions of approximately $23 million to its postretirement benefit plan in 2009 compared with $19.5 million in 2008. For the six months ended June 30, 2009 and 2008, $10.0 million and $10.2 million, respectively, of cash contributions have been made.

d. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to manage its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At June 30, 2009, the fair value of such contracts was a net gain of $.5 million, of which $4.0 million has been recognized in "Prepaid expenses and other current assets" and $3.5 million has been recognized in "Other accrued liabilities". Changes in the fair value of these instruments was a gain of $.9 million and $.3 million for the three months and six months ended June 30, 2009, respectively, which has been recognized in earnings in "Other income (expense), net" in the company's consolidated statement of income.

e. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2009, 14.7 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:
                                                    Six Months Ended June 30,
                                                    --------------------------
                                                       2009          2008
                                                       ----          ----

Weighted-average fair value of grant                   $.28         $1.64
Risk-free interest rate                                1.57%         3.63%
Expected volatility                                   58.28%        45.28%
Expected life of options in years                      3.77          3.67
Expected dividend yield                                 -              -

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

During the six months ended June 30, 2009 and 2008, the company recorded $3.8 million and $11.9 million of share-based compensation expense, respectively, which is comprised of $2.6 million and $11.6 million of restricted stock unit expense and $1.2 million and $.3 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2009 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2008           34,141       $16.35
Granted               11,552          .64
Forfeited and
   expired            (4,663)       24.34
                      ------
Outstanding at
   June 30, 2009      41,030        11.08            2.71          $9.5
                      ======
Vested and
   expected to
   vest at
   June 30, 2009      39,870        11.37            2.66           8.6
                      ======
Exercisable at
   June 30, 2009      28,306        15.69            1.87            -
                      ======

The aggregate intrinsic value represents the total pretax value of the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the six months ended June 30, 2009 and for the six months ended June 30, 2008 was zero since no options were exercised. As of June 30, 2009, $3.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years.

A summary of restricted stock unit activity for the six months ended June 30, 2009 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at December 31, 2008           7,630                  $5.07
Granted                                    1,657                    .64
Vested                                      (522)                  5.25
Forfeited and expired                     (2,808)                  4.48
                                           -----
Outstanding at June 30, 2009               5,957                   4.09
                                           =====

The fair value of restricted stock units is determined based on the trading price of the company's common shares on the date of grant. The weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2009 and 2008 was $.64 and $4.12, respectively. As of June 30, 2009, there was $6.3 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of restricted share units vested during the six months ended June 30, 2009 and 2008 was $.4 million and $.8 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2009 and 2008 was zero. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2009 and 2008 was $9.1 million and $5.7 million, respectively. The amount for the six months ended June 30, 2009 and 2008 was $10.6 million and $11.2 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company's operations by business segment for the three and six month periods ended June 30, 2009 and 2008 is presented below (in millions of dollars):

                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      June 30, 2009
    ------------------
    Customer revenue         $1,128.7                $1,030.0     $  98.7
    Intersegment                        $  (47.3)         1.6        45.7
                             --------   --------     --------     -------
    Total revenue            $1,128.7   $  (47.3)    $1,031.6     $ 144.4
                             ========   ========     ========     =======
    Operating income (loss)  $   75.4   $    1.4     $   81.9     $  (7.9)
                             ========   ========     ========     =======

    Three Months Ended
      June 30, 2008
    ------------------
    Customer revenue         $1,340.0                $1,197.0     $ 143.0
    Intersegment                 -      $  (51.0)         2.7        48.3
                             --------   --------     --------     -------
    Total revenue            $1,340.0   $  (51.0)    $1,199.7     $ 191.3
                             ========   ========     ========     =======
    Operating income (loss)  $   22.6   $   (9.6)    $   39.2     $  (7.0)
                             ========   ========     ========     =======

                             Total    Corporate    Services    Technology
                             -----    ---------    --------    ----------

    Six Months Ended
      June 30, 2009
    ------------------
    Customer revenue         $2,228.6                $2,013.8     $ 214.8
    Intersegment                        $  (85.2)         3.3        81.9
                             --------   --------     --------     -------
    Total revenue            $2,228.6   $  (85.2)    $2,017.1     $ 296.7
                             ========   ========     ========     =======
    Operating income (loss)  $   97.4   $   14.9     $  108.1     $ (25.6)
                             ========   ========     ========     =======

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
                             ========    =======    ========     =======

Presented below is a reconciliation of total business segment operating income
(loss) to consolidated income (loss) before income taxes (in millions of dollars):

                                    Three Months                Six Months
                                   Ended June 30               Ended June 30
                                   -------------               -------------

                                   2009       2008           2009        2008
                                   ----       ----           ----        ----
Total segment operating
   income                        $  74.0    $  32.2        $  82.5     $  60.5
Interest expense                   (21.2)     (21.2)         (43.0)      (42.8)
Other income (expense), net          3.0       (6.4)          (3.7)       (7.5)
Corporate and eliminations           1.4       (9.6)          14.9        (9.9)
                                 -------    -------        -------     -------
Total income (loss)
   before income taxes           $  57.2    $  (5.0)       $  50.7     $    .3
                                 =======    =======        =======     =======


Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months               Six Months
                                    Ended June 30              Ended June 30
                                    -------------              -------------
                                   2009       2008           2009        2008
                                   ----       ----           ----        ----
Services
 Systems integration
   and consulting                $  351.7    $ 389.4       $  691.2    $  733.5
 Outsourcing                        457.9      520.2          883.3     1,014.7
 Infrastructure services            143.8      191.9          286.0       393.6
 Core maintenance                    76.6       95.5          153.3       192.3
                                 --------   --------       --------    --------
                                  1,030.0    1,197.0        2,013.8     2,334.1
Technology
 Enterprise-class servers            77.1      114.6          156.7       243.4
 Specialized technologies            21.6       28.4           58.1        63.8
                                 --------   --------       --------    --------
                                     98.7      143.0          214.8       307.2
                                 --------   --------       --------    --------
Total                            $1,128.7   $1,340.0       $2,228.6    $2,641.3
                                 ========   ========       ========    ========

Geographic information about the company's revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

                                  Three Months                Six Months
                                 Ended June 30               Ended June 30
                                 -------------               -------------
                                2009       2008              2009       2008
                                ----       ----              ----       ----
United States                $  542.1    $  571.8        $1,080.6    $1,108.7
United Kingdom                  136.3       200.1           266.4       409.6
Other international             450.3       568.1           881.6     1,123.0
                              -------    --------         -------    --------
   Total                     $1,128.7    $1,340.0        $2,228.6    $2,641.3
                             ========    ========        ========    ========

g. Comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 includes the following components (in millions of dollars):

                                           Three Months          Six Months
                                           Ended June 30        Ended June 30
                                        -------------------    -----------------
                                           2009       2008     2009       2008
                                           ----     -------   ------     -------
Consolidated net income (loss)          $  40.6     $  (8.5)  $ 18.5    $ (27.1)
                                        -------      ------   ------    -------
Other comprehensive income (loss)
Cash flow hedges
   Loss                                     -           (.1)      -         (.6)
   Reclassification adjustments             -            .2       -          .5
Foreign currency translation adjustments   59.5        14.0     45.7        (.3)
Postretirement adjustments                (21.7)       19.4     10.2       25.4
                                        -------     -------    -----     ------
Total other comprehensive income           37.8        33.5     55.9       25.0
                                        -------     -------    -----     ------
Consolidated comprehensive income (loss)   78.4        25.0     74.4       (2.1)
Comprehensive income attributable to
   noncontrolling interests                 6.6         5.1      8.3        9.5
                                         -------     ------    -----    -------
Comprehensive income attributable
 to Unisys Corporation                  $  85.0     $  30.1  $  82.7    $   7.4
                                        =======     =======   ======    =======

Accumulated other comprehensive loss as of December 31, 2008 and June 30, 2009 is as follows (in millions of dollars):
                                                          Post-
                                           Translation   retirement
                                    Total  Adjustments    Plans
                                    -----  -----------    --------
Balance at December 31, 2008    $(2,904.6)  $(701.5)     $(2,203.1)

Change during period                 52.4      40.3           12.1
                                 --------   -------      ---------
Balance at June 30, 2009        $(2,852.2)  $(661.2)     $(2,191.0)
                                 ========   =======      =========

Noncontrolling interests as of December 31, 2008 and June 30, 2009 is as follows (in millions of dollars):

                                  Non-
                                  Controlling
                                  Interests
                                  -----------
Balance at December 31, 2008       $ 18.6
Net income                            4.8
Translation adjustments               5.4
Postretirement plans                 (1.9)
                                   ------
Balance at June 30, 2009           $ 26.9
                                   ======


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

The company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time revenue is recognized. Factors that affect the company's warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The company assesses quarterly the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Presented below is a reconciliation of the aggregate product warranty liability (in millions of dollars):

                                     Three Months               Six Months
                                    Ended June 30              Ended June 30
                                    -------------              -------------
                                    2009       2008          2009        2008
                                    ----       ----          ----        ----
Balance at beginning of period   $   4.5     $   5.8      $   5.2      $  6.9

Accruals for warranties
  issued during the period            .6          .7          1.1         1.4

Settlements made during
  the period                         (.7)        (.7)        (1.4)       (1.4)

Changes in liability for
  pre-existing warranties
  during the period,
  including expirations               .2         (.7)         (.3)       (1.8)
                                 -------     -------      -------      ------
Balance at June 30               $   4.6     $   5.1      $   4.6      $  5.1
                                 =======     =======      =======      ======


i. Cash paid during the six months ended June 30, 2009 and 2008 for income tax was $40.0 million and $25.0 million, respectively.

Cash paid during the six months ended June 30, 2009 and 2008 for interest was $46.1 million and $38.2 million, respectively.

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

Effective January 1, 2009, the company adopted Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51" (SFAS No. 160). SFAS No. 160 describes a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 establishes accounting and reporting standards that require, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) the amount of consolidated net income (loss) attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As required by SFAS No. 160, the presentation and disclosure requirements have been applied retrospectively for all periods presented. See note (m).

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

Effective June 30, 2009, the company adopted Statement of Financial Accounting Standards No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. SFAS No. 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. See note (o).

Effective June 30, 2009, the company adopted FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. See note (p).

In December 2008, the FASB issued FSP FAS 132(R)-1 "Employers' Disclosures about Postretirement Benefit Plan Assets." This FSP provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. The disclosures about plan assets required by FSP FAS 132(R)-1 shall be provided for fiscal years ending after December 15, 2009, which is December 31, 2009 for the company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140" (SFAS No. 166). Among other changes, SFAS No. 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional disclosures. SFAS No. 166 is effective as of the beginning of a reporting entity's first annual reporting period that begins after November 15, 2009 (which for the company is January 1, 2010), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS No. 166 are effective for transfers occurring on or after the effective date. Based on an initial review, the company believes that its current U.S. trade accounts receivable facility will no longer meet the requirements to be treated as a sale of receivables, and that it will be accounted for as a secured borrowing with pledge of collateral.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)" (SFAS No. 167). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS No. 167 is effective as of the beginning of a reporting entity's first annual reporting period that begins after November 15, 2009 (which for the company is January 1, 2010), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The company is currently assessing the impact of the adoption of SFAS No. 167 on its consolidated results of operations, financial position and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" (the Codification), which will be effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009. The Codification is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a
comprehensive, topically organized online database.   All other accounting
literature excluded from the Codification will be considered nonauthoritative. The company will adopt the use of the Codification for the quarter ending September 30, 2009. The company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2009, it has adequate provisions for any such matters.

l. Accounting rules governing income taxes require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. In addition, these rules also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

n. On July 31, 2009, the company completed offers to exchange its 6 7/8% senior notes due 2010 (the 2010 Notes), its 8% senior notes due 2012 (the 2012 Notes), its 8 1/2% senior notes due 2015 (the 2015 Notes) and its 12 1/2% senior notes due 2016 (the 2016 Notes) in private placements for new 12 3/4% senior secured notes due 2014 (the First Lien Notes), new 14 1/4% senior secured notes due 2015 (the Second Lien Notes and, together with First Lien Notes, the New Secured Notes), shares of the company's common stock and cash. On that date, the company issued approximately $385.0 million aggregate principal amount of First Lien Notes, approximately $246.6 million aggregate principal amount of Second Lien Notes and approximately 52.4 million shares of common stock and paid $30.0 million in cash in exchange for approximately $235.1 million aggregate principal amount of 2010 Notes, approximately $331.9 million aggregate principal amount of 2012 Notes, approximately $134.0 million aggregate principal amount of 2015 Notes, and approximately $59.4 million aggregate principal amount of 2016 Notes. The New Secured Notes are guaranteed by Unisys Holding Corporation, a wholly-owned Delaware corporation that directly or indirectly holds the shares of substantially all of the company's foreign subsidiaries, and by certain of the company's other current and future U.S. subsidiaries. The First Lien Notes and Second Lien Notes are secured by first-priority liens and second priority liens, respectively, (in each case, subject to permitted prior liens) by substantially all of the company's assets, except (i) accounts receivable that are subject to one or more receivables facilities, (ii) real estate located outside the U.S.,
(iii) cash or cash equivalents securing reimbursement obligations under letters of credit or surety bonds and (iv) certain other excluded assets. As a result of the exchange, the company's current maturities of long-term debt at June 30, 2009 were reduced to $96.0 million, principally consisting of $64.9 million of 6 7/8% of notes due March 2010 not tendered plus $30.0 million of cash consideration paid at closing to the holders of the 2010 notes tendered. Following completion of the exchange, the company's net long-term debt was reduced by $128.8 million. The company is currently evaluating the accounting treatment of the exchange offer and will record any gain or loss in the quarter ending September 30, 2009.

o. The company has evaluated subsequent events (events occurring after June 30, 2009) for recognition or disclosure in these financial statements up to July 31, 2009.

p. Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2009, the carrying amount of long-term debt, which included current maturities of long-term debt, exceeded fair value, which is based on market prices, of such debt by approximately $356 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Despite a decline in revenue, the company reported significantly improved profitability and cash flow for the first six months of 2009 as its results benefited from ongoing actions to concentrate its resources more effectively and reduce its cost base.

Revenue in the first half of 2009 compared with the year-ago period was impacted by weakness in global economic conditions as well as negative foreign currency translation. The company reported first-half 2009 revenue of $2.23 billion, down 16% compared with first-half 2008 revenue of $2.64 billion. Foreign currency exchange rates had an approximately 9 percentage-point negative impact on revenue in the first half of 2009. On a constant currency basis, revenue declined 7% in the first six months of 2009 compared to the prior-year period.

For the six months ended June 30, 2009, operating income increased to $97.4 million compared with $50.6 million in the first six months of 2008. Operating profit percent increased to 4.4% for the first six months of 2009 compared with 1.9% in the year-ago period. After a tax provision of $32.2 million, the company reported net income attributable to Unisys Corporation of $13.7 million, or $.04 per share, for the first six months of 2009. This compared with a year-ago net loss attributable to Unisys Corporation of $37.4 million, or $.10 per share, which included a tax provision of $27.4 million.

Cash from operating activities increased to $87.7 million in the first half of 2009 compared with $2.3 million in the same period of 2008.

RESULTS OF OPERATIONS
COMPANY RESULTS

Revenue for the quarter ended June 30, 2009 was $1.13 billion compared with $1.34 billion for the second quarter of 2008, a decrease of 16% from the prior year. Foreign currency fluctuations had an 8-percentage-point negative impact on revenue in the second quarter compared with the year-ago period. Services revenue declined 14% and Technology revenue declined 31% in the second quarter compared with the year-ago period. U.S. revenue was down 5% in the second quarter compared with the year-ago period, principally driven by declines in commercial revenue which were partially offset by increases in Federal government revenue. International revenue decreased 24% in the three months ended June 30, 2009 due to declines in all major regions. On a constant currency basis, international revenue declined 10% in the three months ended June 30, 2009 compared with the three months ended June 30, 2008.

Total gross profit margin was 23.9% in the three months ended June 30, 2009 compared with 22.7% in the three months ended June 30, 2008. The increase in gross profit margin reflects the benefits from cost reduction actions.

Selling, general and administrative expense in the three months ended June 30, 2009 was $169.2 million (15.0% of revenue) compared with $251.0 million (18.7% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits from cost reduction actions as well as foreign currency exchange fluctuations. Included in selling, general and administrative expense for the three months ended June 30, 2008 was a charge of $5.5 million related to a lease guarantee.

Research and development (R&D) expenses in the second quarter of 2009 were $25.1 million compared with $30.2 million in the second quarter of 2008. The decrease in R&D expenses in 2009 compared with 2008 principally reflects changes in the company's development model as the company has focused its investments on software development versus hardware design.

For the second quarter of 2009, the company reported an operating income of $75.4 million compared with operating income of $22.6 million in the second quarter of 2008.

For the three months ended June 30, 2009 pension income was $8.9 million compared with pension income of $8.8 million for the three months ended
June 30, 2008. The expense related to the company's match to the U.S. 401(k) plan for the three months ended June 30, 2009 and 2008 was zero and $14.6 million, respectively. Effective January 1, 2009, the company match was suspended. The company records pension income or expense, as well as other employee-related costs such as 401(k) match, payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Due to changes in estimates related to cost reduction charges, during the three months ended June 30, 2009, $7.0 million was recorded as income compared with $2.5 million recorded as expense in the year-ago period. In addition, during the three months ended June 30, 2009, the company recorded a benefit of $11.2 million (a $5.4 million benefit in other income, a $6.1 million benefit in cost of revenue and an expense of $.3 million in selling, general and administrative expense related to legal fees) relating to a change in Brazilian law involving a gross receipt tax.

Interest expense for the three months ended June 30, 2009 was $21.2 million compared with $21.2 million for the three months ended June 30, 2008.

Other income (expense), net was income of $3.0 million in the second quarter of 2009, compared with expense of $6.4 million in 2008. The decrease in expense was principally due to foreign exchange gains of $1.4 million in the three months ended June 30, 2009 compared with losses of $2.5 million in the three months ended June 30, 2008 and the income of $5.4 million in the second quarter of 2009 related to the Brazilian law change discussed above.

The company reported income before income taxes for the three months ended June 30, 2009 of $57.2 million compared with a loss before income taxes of $5.0 million in 2008. The provision for income taxes was $16.6 million in the second quarter compared with a provision of $3.5 million in the year-ago period. Included in the tax provision for the three months ended June 30, 2009 was a U.S. refundable credit of $4.0 million and included in the tax provision for the three months ended June 30, 2008 was a $5.1 million benefit related to prior years' intercompany royalties. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. operations will have no provision or benefit associated with it. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

The net income attributable to Unisys Corporation for the three months ended June 30, 2009 was $38.1 million, or $.10 per share, compared with a net loss attributable to Unisys Corporation of $14.0 million, or $.04 per share, for the three months ended June 30, 2008.

Revenue for the six months ended June 30, 2009 was $2.23 billion compared with $2.64 billion for the six months ended June 30, 2008, a decrease of 16% from the prior year. Foreign currency fluctuations had a 9-percentage-point negative impact on revenue in the current period compared with the year-ago
period.   Services revenue declined 14% and Technology revenue declined 30% for the six months ended June 30, 2009 compared with the year-ago period. U.S. revenue was down 3% in the first half of 2009 compared with the year-ago period, principally driven by declines in commercial revenue which were partially offset by increases in Federal government revenue. International revenue decreased 25% in the first half of 2009 due to declines in all major regions. On a constant currency basis, international revenue declined 10% in the six months ended June 30, 2009 compared with the six months ended June 30, 2008.

Total gross profit margin was 22.1% in the six months ended June 30, 2009 compared with 22.6% in the six months ended June 30, 2008. The decrease in gross profit margin principally reflects the decline in revenue which more than offset the benefits from cost reduction actions.

Selling, general and administrative expense in the six months ended June 30, 2009 was $342.8 million (15.4% of revenue) compared with $483.5 million (18.3% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits from cost reduction actions as well as foreign currency exchange fluctuations.

Research and development (R&D) expenses in the first half of 2009 were $52.5 million compared with $62.9 million in the first half of 2008. The decrease in R&D expenses in 2009 compared with 2008 principally reflects changes in the company's development model as the company has focused its investments on software development versus hardware design.

For the six months ended June 30, 2009, the company reported operating income of $97.4 million compared with operating income of $50.6 million for the six months ended June 30, 2008.

For the six months ended June 30, 2009 pension income was $11.8 million compared with pension income of $20.3 million for the six months ended June 30, 2008. The decrease in pension income in 2009 from 2008 was principally due to lower returns on plan assets worldwide. The expense related to the company's match to the U.S. 401(k) plan for the six months ended June 30, 2009 and 2008 was zero and $26.7 million, respectively.

Due to changes in estimates related to cost reduction charges, during the six months ended June 30, 2009, $9.4 million was recorded as income compared with $.8 million recorded as income in the year-ago period. In addition, during the six months ended June 30, 2009, the company recorded a benefit of $11.2 million (a $5.4 million benefit in other income, a $6.1 million benefit in cost of revenue and an expense of $.3 million in selling, general and administrative expense related to legal fees) relating to a change in Brazilian law involving a gross receipt tax.

Interest expense for the six months ended June 30, 2009 was $43.0 million compared with $42.8 million for the six months ended June 30, 2008.

Other income (expense), net was an expense of $3.7 million for the six months ended June 30, 2009, compared with expense of $7.5 million for the six months ended June 30, 2008. The decrease in expense was principally due to foreign exchange losses of $5.6 million in the six months ended June 30, 2009 compared with foreign exchange losses of $2.8 million in the six months ended June 30, 2008 and the income of $5.4 million in the first half of 2009 related to the Brazilian law change discussed above.

The company reported income before income taxes for the six months ended June 30, 2009 of $50.7 million compared with income of $.3 million in 2008. The provision for income taxes was $32.2 million in the first half of 2009 compared with a provision of $27.4 million in the year-ago period. Included in the tax provision for the six months ended June 30, 2009 was a U.S. refundable credit of $6.0 million and a foreign tax refund of $2.7 million related to a 2008 refund claim. Included in the tax provision for the six months ended June 30, 2008 was a $5.1 million benefit related to prior years' intercompany royalties.

The net income attributable to Unisys Corporation for the six months ended June 30, 2009 was $13.7 million, or $.04 per share, compared with a net loss attributable to Unisys Corporation of $37.4 million, or $.10 per share, for the six months ended June 30, 2008.


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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2009 and 2008 was $9.1 million and $5.7 million, respectively. The amount for the six months ended June 30, 2009 and 2008 was $10.6 million and $11.2 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating profit exclusive of cost reduction charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
June 30, 2009
------------------
Customer revenue          $1,128.7                 $1,030.0     $  98.7
Intersegment                  -        $ (47.3)         1.6        45.7
                          --------     -------      -------      ------
Total revenue             $1,128.7     $ (47.3)    $1,031.6     $ 144.4
                          ========    ========     ========     =======
Gross profit percent          23.9%                    21.0%       40.4%
                          ========                  =======      ======
Operating income
  (loss) percent               6.7%                     7.9%       (5.4)%
                          ========                  =======      ======

Three Months Ended
June 30, 2008
------------------
Customer revenue          $1,340.0                 $1,197.0     $ 143.0
Intersegment                  -        $ (51.0)         2.7        48.3
                          --------     -------      -------      ------
Total revenue             $1,340.0     $ (51.0)    $1,199.7     $ 191.3
                          ========     ========     =======      ======
Gross profit percent          22.7%                    19.2%       39.2%
                          ========                  =======      ======
Operating income
   (loss) percent              1.7%                     3.3%      (3.7)%
                          ========                  =======      ======

Gross profit percent and operating income (loss) percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months
                                   Ended June 30
                                 ------------------      Percent
                                   2009       2008        Change
                                   ----       ----       --------
    Services
     Systems integration
       and consulting            $  351.7    $ 389.4       (9.7)%
     Outsourcing                    457.9      520.2      (12.0)%
     Infrastructure services        143.8      191.9      (25.1)%
     Core maintenance                76.6       95.5      (19.8)%
                                 --------   --------
                                  1,030.0    1,197.0      (14.0)%
    Technology
     Enterprise-class servers        77.1      114.6      (32.7)%
     Specialized technologies        21.6       28.4      (23.9)%
                                 --------   --------
                                     98.7      143.0      (31.0)%
                                 --------   --------
    Total                        $1,128.7   $1,340.0      (15.8)%
                                 ========   ========

In the Services segment, customer revenue was $1,030.0 million for the three months ended June 30, 2009 down 14.0% from the three months ended June 30, 2008. Services revenue in the second quarter of 2009 when compared with the year-ago period was impacted by continued world wide weak demand and foreign currency exchange rates. Foreign currency translation had an 8-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 9.7% from $389.4 million in the June 2008 quarter to $351.7 million in the June 2009 quarter.

Outsourcing revenue decreased 12.0% for the three months June 30, 2009, as both information technology outsourcing (ITO) and business processing outsourcing
(BPO) declined.

Infrastructure services revenue declined 25.1% for the three months ended June 30, 2009. The decline was due to weakness in demand for network design and consulting projects, as well as the shift of project-based infrastructure work to managed outsourcing contracts.

Core maintenance revenue declined 19.8% in the second quarter compared with the prior-year quarter. The company expects the secular decline of core maintenance to continue.

Services gross profit was 21.0% in the second quarter of 2009 compared with 19.2% in the year-ago period. Services operating income percent was 7.9% in the three months ended June 30, 2009 compared with 3.3% in the three months ended June 30, 2008. Contributing to the increase in Services operating profit margin was benefits from cost reduction actions.

In the Technology segment, customer revenue was $98.7 million in the June 2009 quarter compared with $143.0 million in the year-ago period for a decrease of 31.0%. Foreign currency translation had a negative impact of approximately 5-percentage points on Technology revenue in the June 2009 quarter compared with the prior-year period. The decline in Technology revenue in 2009 reflects lower sales of high-end mainframe systems, primarily in Europe and Japan, as clients deferred planned purchases in a weak economic environment.

Revenue from the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 32.7% for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. As mentioned above, technology sales during the quarter slowed as clients tightened spending on information technology projects due to economic concerns. Also contributing to the decrease in revenue was the secular decline in the enterprise-class server market, which the company expects to continue.

Revenue from specialized technologies, which includes third-party technology products and the company's payment systems products, decreased 23.9% for the three months ended June 30, 2009 compared with the prior year period.

Technology gross profit was 40.4% in the current quarter compared with 39.2% in the year-ago quarter. Technology operating income (loss) percent was (5.4)% in the three months ended June 30, 2009 compared with (3.7)% in the three months ended June 30, 2008. The decline in operating profit margin in 2009 compared with 2008 reflects the lower levels of mainframe sales.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Six Months Ended
June 30, 2009
------------------
Customer revenue          $2,228.6                 $2,013.8     $ 214.8
Intersegment                  -        $ (85.2)         3.3        81.9
                          --------     -------      -------      ------
Total revenue             $2,228.6     $ (85.2)    $2,017.1     $ 296.7
                          ========    ========     ========     =======
Gross profit percent          22.1%                    18.7%       36.7%
                          ========                  =======      ======
Operating income
  (loss) percent               4.4%                     5.4%       (8.6)%
                          ========                  =======      ======

Six Months Ended
June 30, 2008
------------------
Customer revenue          $2,641.3                 $2,334.1     $ 307.2
Intersegment                  -        $ (94.7)         5.4        89.3
                          --------     -------      -------      ------
Total revenue             $2,641.3     $ (94.7)    $2,339.5     $ 396.5
                          ========     ========    ========      ======
Gross profit percent          22.6%                    18.8%       41.1%
                          ========                  =======      ======
Operating income
   (loss) percent              1.9%                     2.8%      (1.4)%
                          ========                  =======      ======

Gross profit percent and operating income (loss) percent are as a percent of total revenue.


Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Six Months
                                   Ended June 30
                                 ------------------      Percent
                                   2009       2008        Change
                                   ----       ----       --------
    Services
     Systems integration
       and consulting            $  691.2   $  733.5       (5.8)%
     Outsourcing                    883.3    1,014.7      (12.9)%
     Infrastructure services        286.0      393.6      (27.3)%
     Core maintenance               153.3      192.3      (20.3)%
                                 --------   --------
                                  2,013.8    2,334.1      (13.7)%
    Technology
     Enterprise-class servers       156.7      243.4      (35.6)%
     Specialized technologies        58.1       63.8       (8.9)%
                                 --------   --------
                                    214.8      307.2      (30.1)%
                                 --------   --------
    Total                        $2,228.6   $2,641.3      (15.6)%
                                 ========   ========


In the Services segment, customer revenue was $2,013.8 million for the six months ended June 30, 2009 down 13.7% from the six months ended June 30, 2008. Services revenue in the first half of 2009 when compared with the year-ago period was impacted by continued world wide weak demand and foreign currency exchange rates. Foreign currency translation had a 10-percentage-point negative impact on Services revenue in the first half of 2009 compared with the year-ago period.

Revenue from systems integration and consulting decreased 5.8% from $733.5 million for the six months ended June 30, 2008 to $691.2 million for the six months ended June 30, 2009.

Outsourcing revenue decreased 12.9% for the six months June 30, 2009, as both information technology outsourcing (ITO) and business processing outsourcing
(BPO) declined.

Infrastructure services revenue declined 27.3% for the six months ended
June 30, 2009. The decline was due to weakness in demand for network design and consulting projects, as well as the shift of project-based infrastructure work to managed outsourcing contracts.

Core maintenance revenue declined 20.3% in the six months ended June 30, 2009 compared with the prior-year period. The company expects the secular decline of core maintenance to continue.

Services gross profit was 18.7% for the six months ended June 30, 2009 compared with 18.8% in the year-ago period. Services operating income percent was 5.4% for the six months ended June 30, 2009 compared with 2.8% for the six months ended June 30, 2008. Contributing to the increase in Services operating profit margin was benefits from cost reduction actions.

In the Technology segment, customer revenue was $214.8 million in the six months ended June 30, 2009 compared with $307.2 million in the year-ago period for a decrease of 30.1%. Foreign currency translation had a negative impact of approximately 5-percentage points on Technology revenue in the first half of 2009 compared with the prior-year period. The decline in Technology revenue in 2009 reflects lower sales of high-end mainframe systems, primarily in Europe and Japan, as clients deferred planned purchases in a weak economic environment, as well as the expiration of a royalty from Nihon Unisys Limited
(NUL). The company had recognized revenue of $18.8 million per quarter ($8.5 million in enterprise-class servers and $10.3 million in specialized technologies) under this royalty agreement over the three-year period ended March 31, 2008. The expiration of this royalty from NUL contributed about 6 percentage points of the technology segment's 30% decline in revenue.

Revenue from the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 35.6% for the six months ended June 30, 2009 compared with the six months ended June 30, 2008. As mentioned above, technology sales during the period slowed as clients tightened spending on information technology projects due to economic concerns. Also contributing to the decrease in revenue was the secular decline in the enterprise-class server market, which the company expects to continue.

Revenue from specialized technologies, which includes third-party technology products and the company's payment systems products, decreased 8.9% for the six months ended June 30, 2009 compared with the six months ended June 30, 2008.

Technology gross profit was 36.7% in the first half of 2009 compared with 41.1% in the year-ago period. Technology operating income (loss) percent was (8.6)% for the six months ended June 30, 2009 compared with (1.4)% for the six months ended June 30, 2008. The declines in gross profit and operating profit margin in 2009 compared with 2008 reflect the lower levels of mainframe sales, primarily in Europe and Japan, and loss of the NUL royalty.


NEW ACCOUNTING PRONOUNCEMENTS

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

FINANCIAL CONDITION

Cash and cash equivalents at June 30, 2009 were $475.0 million compared with $544.0 million at December 31, 2008.

The company's principal sources of liquidity are cash on hand, cash from operations and its U.S. trade accounts receivable facility, which is discussed below. The company's revolving credit facility, which provided for loans and letters of credit up to an aggregate of $275 million, expired on May 31, 2009. As discussed below, on July 31, 2009 the company closed private offers to exchange its outstanding senior notes, for new senior secured notes due in 2014, new senior secured notes due in 2015, common stock and $30 million of cash. As a result of these exchange offers, $205.1 million of 2010 Notes which would have been classified as a current liability as of June 30, 2009 has been reclassified as long-term debt. The company also utilizes surety bonds, letters of credit, foreign exchange derivatives and other financial instruments to conduct its business.

The company's anticipated future cash expenditures include contributions to its defined benefit pension plans and payments in respect of cost-reduction actions. In addition to actions to reduce its cost structure, the company will continue to focus on working capital management and to tightly manage capital expenditures. Given these actions and its cash on hand at June 30, 2009, the company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

During the six months ended June 30, 2009, cash provided by operations was $87.7 million compared with cash provided of $2.3 million for the six months ended June 30, 2008. Cash expenditures for the six months ended June 30, 2009 related to cost-reduction actions (which are included in operating activities) were approximately $46.4 million compared with $43.5 million for the prior-year period. Cash expenditures for prior year cost-reduction actions are expected to be approximately $16.8 million for the remainder of 2009, resulting in an expected cash expenditure of approximately $63.2 million in 2009 compared with $60.4 million in 2008. The current six month period includes a payment of $13.4 million related to a tax audit settlement.

Cash used for investing activities for the six months ended June 30, 2009 was $173.3 million compared with cash usage of $167.5 million during the six months ended June 30, 2008. Items affecting cash used for investing activities were the following: Net proceeds from investments were $1.3 million for the six months ended June 30, 2009 compared with net purchases of $29.6 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. The amount of proceeds and purchases of investments has declined significantly from last year, principally reflecting the fact that in the fourth quarter of 2008, the company capitalized certain intercompany balances for foreign subsidiaries which reduced the need for these derivatives. During the six months ended June 30, 2009, the company used $72.3 million of cash to collateralize letters of credit. In addition, in the current six month period, the investment in marketable software was $29.5 million compared with $45.4 million in the year-ago period, capital additions of properties were $18.1 million in 2009 compared with $32.1 million in 2008 and capital additions of outsourcing assets were $53.2 million in 2009 compared with $58.6 million in 2008. The company has announced that it plans to reduce capital expenditures from $294.5 million in 2008 to approximately $200 - $225 million in 2009.

Cash used for financing activities during the six months ended June 30, 2009 was $.7 million compared with $200.8 million of cash used during the six months ended June 30, 2008. The decrease was principally due to the January 2008 redemption, at par, of all $200 million of the company's 7 7/8% senior notes due April 1, 2008.

At both June 30, 2009 and December 31, 2008, total debt was $1.06 billion.

On July 31, 2009, the company completed offers to exchange its 6 7/8% senior notes due 2010 (the 2010 Notes), its 8% senior notes due 2012 (the 2012 Notes), its 8 1/2% senior notes due 2015 (the 2015 Notes) and its 12 1/2% senior notes due 2016 (the 2016 Notes) in private placements for new 12 3/4% senior secured notes due 2014 (the First Lien Notes), new 14 1/4% senior secured notes due 2015 (the Second Lien Notes and, together with First Lien Notes, the New Secured Notes), shares of the company's common stock and cash. On that date, the company issued approximately $385.0 million aggregate principal amount of First Lien Notes, approximately $246.6 million aggregate principal amount of Second Lien Notes and approximately 52.4 million shares of common stock and paid $30.0 million in cash in exchange for approximately $235.1 million aggregate principal amount of 2010 Notes, approximately $331.9 million aggregate principal amount of 2012 Notes, approximately $134.0 million aggregate principal amount of 2015 Notes, and approximately $59.4 million aggregate principal amount of 2016 Notes. The New Secured Notes are guaranteed by Unisys Holding Corporation, a wholly-owned Delaware corporation that directly or indirectly holds the shares of substantially all of the company's foreign subsidiaries, and by certain of the company's other current and future U.S. subsidiaries. The First Lien Notes and Second Lien Notes are secured by first-priority liens and second priority liens, respectively, (in each case, subject to permitted prior liens) by substantially all of the company's assets, except (i) accounts receivable that are subject to one or more receivables facilities, (ii) real estate located outside the U.S., (iii) cash or cash equivalents securing reimbursement obligations under letters of credit or surety bonds and (iv) certain other excluded assets. As a result of the exchange, the company's current maturities of long-term debt at June 30, 2009 were reduced to $96.0 million, principally consisting of $64.9 million of 6 7/8% of notes due March 2010 not tendered plus $30.0 million of cash consideration paid at closing to the holders of the 2010 notes tendered. Following completion of the exchange, the company's net long-term debt was reduced by $128.8 million. The company is currently evaluating the accounting treatment of the exchange offer and will record any gain or loss in the quarter ending September 30, 2009.

The company's revolving credit facility, which provided for loans and letters of credit up to an aggregate of $275 million expired on May 31, 2009.

On May 16, 2008, the company entered into a three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts
receivable.   Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company's business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. The facility will be subject to early termination if, as of February 28, 2010, the 2010 Notes have not been refinanced or extended to a date later than May 16, 2011. Other termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At June 30, 2009 and December 31, 2008, the company had sold $130 million and $141 million, respectively, of eligible receivables.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

At June 30, 2009, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

The company currently expects to make cash contributions of approximately $100- $105 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2009. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009. Previously, the company had expected to be required to contribute a maximum of approximately $90 million of cash to its U.S. qualified defined benefit pension plan in 2010. Under recently clarified IRS regulations, the company does not expect to be required to make a cash contribution in 2010 to fund its U.S. qualified defined benefit pension plan.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors. The company has on file with the Securities and Exchange Commission an effective registration statement covering $1.1 billion of debt or equity securities, which enables the company to be prepared for future market opportunities.


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

Factors that could affect future results include the following:

THE COMPANY'S BUSINESS IS AFFECTED BY THE ECONOMIC AND BUSINESS ENVIRONMENT. The company's recent financial results have been impacted by the global economic slowdown. The company has seen this slowdown particularly in its financial services business but also in other key commercial industries, as clients reacted to economic uncertainties by reducing information technology spending. Decreased demand for the company's services and products has impacted its revenue and profit margins. If current economic conditions continue or worsen, including if the company's customers are unable to obtain financing to purchase the company's services and products due to tight credit conditions, the company could see further reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of firms in the financial services industry, which could also result in a decrease in demand. In addition, during the recent period of disruption in the financial markets, the market price for the company's common shares has been volatile. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business.

THE COMPANY'S FUTURE RESULTS MAY DEPEND ON ITS ABILITY TO ACCESS EXTERNAL CREDIT MARKETS. The capital and credit markets have been experiencing extreme volatility and disruption. In addition, the commercial lending market has contracted, with limited new loan originations or refinancings taking place. Based on the current lending environment, the company expects to have difficulty accessing significant additional capital in the credit markets on acceptable terms. Given tight credit markets, along with the company's credit rating, the company did not replace its revolving credit facility that expired on May 31, 2009. Also, the company's ability to refinance the senior notes that remain outstanding after the closing of the exchange offers could be affected by credit market conditions. The turmoil and volatility in financial markets may also impact the company's ability to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. Although the company intends to use cash on hand to address its liquidity needs, its ability to do so assumes that its operations will continue to generate sufficient cash and that its cash requirements will not materially exceed current estimates.

THE COMPANY HAS SIGNIFICANT PENSION OBLIGATIONS. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. The company expects to make cash contributions of approximately $100-$105 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2009.
In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009. In addition, under IRS regulations issued in March 2009, the company currently believes that it will not be required to fund its U.S. qualified defined benefit pension plan in 2010. A further deterioration in the value of the company's worldwide defined benefit pension plan assets could require the company to make larger cash contributions to its defined benefit pension plans in the future. In addition, the funding of plan deficits over a shorter period of time than currently anticipated could result in making cash contributions to these plans on a more accelerated basis.
Either of these events would reduce the cash available for working capital and other corporate uses and may have an adverse impact on the company's operations, financial condition and liquidity.

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

Item 4.  Controls and Procedures
--------------------------------
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

(a) The company's 2009 Annual Meeting of Stockholders (Annual Meeting) was held on May 28, 2009.

(b) The following matters were voted upon at the Annual Meeting and received the following votes:

   (1) Election of Directors as follows:

   J. Edward Coleman - 329,080,856 votes for; 9,124,285 votes withheld

   Leslie F. Kenne - 325,081,867 votes for; 13,123,274 votes withheld

   (2) Ratification of the selection of KPMG LLP as the company's independent registered public accounting firm for 2009 - 331,316,265 votes for; 4,976,954 votes against; 1,911,922 abstentions.

   (3) Approval of an amendment to the company's Restated Certificate of Incorporation to (a) effect a reverse stock split of the company's common stock at a reverse split ratio of between 1-for-5 and 1-for-20, which ratio will be selected by the company's Board of Directors, and (b) decrease the number of authorized shares of common stock on a basis proportional to the reverse stock split approved by the Board of Directors - 300,929,407 votes for; 35,106,252 votes against; 2,169,482 abstentions.

Item 6.   Exhibits
-------   --------

(a)       Exhibits

          See Exhibit Index

                               SIGNATURES
                               ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              UNISYS CORPORATION

Date: July 31, 2009                           By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


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