Form 10-Q
period 2009-09-30
UNISYS CORP
filed 2009-10-30
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer [X]                        Accelerated Filer [ ]

Non-Accelerated Filer [ ]                          Smaller Reporting Company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                YES [ ]    NO [X]


     Number of shares of Common Stock outstanding as of September 30, 2009 42,279,463 (after giving effect to the one-for-ten reverse stock split, which became effective on October 26, 2009).

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (Unaudited)
                                (Millions)

                                         September 30,  December 31,
                                             2009          2008
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  473.6       $  544.0
Accounts and notes receivable, net           764.0          818.5
Inventories:
   Parts and finished equipment               65.1           64.7
   Work in process and materials              59.7           70.7
Deferred income taxes                         17.7           23.8
Prepaid expenses and other current assets    112.4          116.7
                                          --------       --------
Total                                      1,492.5        1,638.4
                                          --------       --------

Properties                                 1,438.5        1,416.0
Less-Accumulated depreciation and
  amortization                             1,192.4        1,139.5
                                          --------       --------
Properties, net                              246.1          276.5
                                          --------       --------
Outsourcing assets, net                      292.0          314.9
Marketable software, net                     175.3          202.0
Prepaid postretirement assets                 55.6           20.7
Deferred income taxes                         89.5           87.6
Goodwill                                     198.2          189.4
Other long-term assets                       191.9           94.6
                                          --------       --------
Total                                     $2,741.1       $2,824.1
                                          ========       ========
Liabilities and stockholders' deficit
-------------------------------------
Current liabilities
Current maturities of long-term debt      $   66.0       $    1.5
Accounts payable                             287.3          379.2
Other accrued liabilities                    952.4        1,045.7
                                          --------       --------
Total                                      1,305.7        1,426.4
                                          --------       --------
Long-term debt                               845.0        1,059.1
Long-term postretirement liabilities       1,410.5        1,497.0
Other long-term liabilities                  325.4          265.4
Commitments and contingencies

Stockholders' deficit
Common stock, shares issued:
  2009; 42.5, 2008; 37.2                        .4             .4
Accumulated deficit                       (2,521.2)      (2,596.0)
Treasury stock, shares at cost:
  2009; .2, 2008; .2                         (44.9)         (44.8)
Paid-in capital                            4,195.6        4,102.6
Accumulated other comprehensive loss      (2,803.9)      (2,904.6)
Noncontrolling interests                      28.5           18.6
                                          --------       --------
Total stockholders' deficit               (1,145.5)      (1,423.8)
                                          --------       --------
Total                                     $2,741.1       $2,824.1
                                          ========       ========

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)



                                         Three Months         Nine Months
                                      Ended September 30   Ended September 30
                                      ------------------   ------------------
                                      2009         2008     2009       2008
                                      ----         ----     ----       ----

Revenue
  Services                          $1,006.0    $1,152.1  $3,019.8   $3,486.2
  Technology                           153.6       160.3     368.4      467.5
                                    --------    --------  --------   --------
                                     1,159.6     1,312.4   3,388.2    3,953.7
Costs and expenses
   Cost of revenue:
     Services                          793.1       937.6   2,402.7    2,814.2
     Technology                         60.7        82.8     187.0      250.5
                                    --------    --------  --------   --------
                                       853.8     1,020.4   2,589.7    3,064.7

Selling, general and administrative    163.5       218.4     506.3      701.9
Research and development                24.3        35.7      76.8       98.6
                                    --------    --------  --------   --------
                                     1,041.6     1,274.5   3,172.8    3,865.2
                                    --------     -------  --------   --------
Operating income                       118.0        37.9     215.4       88.5

Interest expense                        25.4        21.5      68.4       64.3
Other income (expense), net             (3.3)        (.9)     (7.0)      (8.4)
                                    --------    --------  --------   --------
Income before income taxes              89.3        15.5     140.0       15.8
Provision for income taxes              26.2        45.1      58.4       72.5
                                    --------    --------  --------   --------
Consolidated net income (loss)          63.1       (29.6)     81.6      (56.7)
Net income attributable to
  noncontrolling interests              (2.0)       (5.1)     (6.8)     (15.4)
                                    --------     -------   -------   --------
Net income (loss) attributable
  to Unisys Corporation             $   61.1    $  (34.7)  $  74.8   $  (72.1)
                                    ========    ========   =======   ========
Earnings (loss) per share
 attributable to Unisys Corporation
   Basic                            $   1.51   $    (.96)  $  1.96   $  (2.01)
                                    ========    ========   =======   ========
   Diluted                          $   1.48   $    (.96)  $  1.93   $  (2.01)
                                    ========    ========   =======   ========




See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                     Nine Months Ended
                                                       September 30
                                                    ------------------
                                                       2009      2008
                                                    --------   -------

Cash flows from operating activities
Consolidated net income (loss)                     $   81.6    $ (56.7)
Add (deduct) items to reconcile consolidated
   net income (loss) to net cash provided by
   operating activities:
Employee stock compensation                             (.3)       (.2)
Company stock issued for U.S. 401(k) plan                -        34.2
Depreciation and amortization of properties            71.7       80.4
Depreciation and amortization of outsourcing assets   113.9      126.0
Amortization of marketable software                    70.3       90.0
Disposal of capital assets                              5.7        8.6
Loss on sale of assets                                  4.7         -
Decrease in deferred income taxes, net                 16.7         -
Decrease in receivables, net                           96.4      175.9
Decrease in inventories                                15.4       16.7
Decrease in accounts payable and other
  accrued liabilities                                (248.8)    (215.9)
Increase (decrease) in other liabilities                6.0      (43.3)
Increase in other assets                              (52.0)    (108.7)
Other                                                    .5        9.4
                                                    -------     ------
Net cash provided by operating activities             181.8      116.4
                                                    -------     ------
Cash flows from investing activities
Proceeds from investments                             296.8    4,838.1
Purchases of investments                             (294.9)  (4,847.9)
Collateralized letters of credit                      (82.5)       -
Investment in marketable software                     (43.7)     (65.9)
Capital additions of properties                       (32.1)     (51.8)
Capital additions of outsourcing assets               (73.4)     (96.6)
Purchases of businesses                                (1.9)      (2.3)
                                                    -------     ------

Net cash used for investing activities               (231.7)    (226.4)
                                                    -------     ------
Cash flows from financing activities
   Net reduction in short-term borrowings                -         (.1)
   Payment of long-term debt                          (30.0)    (200.0)
   Financing fees                                     (15.4)       (.8)
                                                    -------     ------
Net cash used for financing activities                (45.4)    (200.9)
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                           24.9      (25.5)
                                                    -------     ------

Decrease in cash and cash equivalents                 (70.4)    (336.4)
Cash and cash equivalents, beginning of period        544.0      830.2
                                                    -------    -------
Cash and cash equivalents, end of period           $  473.6    $ 493.8
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

a. On October 23, 2009, a one-for-ten reverse stock split of the company's common stock became effective. As a result of the stock split, every ten shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock without any change in the par value of the shares. Accordingly, the financial statements reflect the impact of the reverse stock split applied on a retroactive basis. The following have been retroactively adjusted: (1) balance sheet - the number of issued common shares; the number of treasury shares; the amount of common stock; and the amount of paid-in-capital, (2) earnings per share, and (3) share-based plan information.

b. The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2009 and 2008 (dollars in millions, shares in thousands):

                                          Three Months          Nine Months
                                        Ended September 30   Ended September 30
                                        ------------------   ------------------
                                        2009         2008     2009       2008
                                        ----         ----     ----       ----
    Basic Earnings (Loss) Per Share

    Net income (loss) attributable
      to Unisys Corporation           $   61.1    $   (34.7) $   74.8  $  (72.1)
                                      ========    =========  ========  ========
    Weighted average shares             40,569       36,094    38,215    35,797
                                      ========    =========  ========  ========
    Basic earnings (loss) per share   $   1.51    $    (.96) $   1.96  $  (2.01)
                                      ========    =========  ========  ========
    Diluted Earnings (Loss) Per Share

    Net income (loss) attributable
      to Unisys Corporation           $   61.1    $   (34.7) $   74.8  $  (72.1)
                                      ========    =========  ========  ========
    Weighted average shares             40,569       36,094    38,215    35,797
    Plus incremental shares
      from assumed conversions
      of employee stock plans              834         -          451      -
                                      --------    ---------  --------  --------
    Adjusted weighted average shares    41,403       36,094    38,666    35,797
                                      ========    =========  ========  ========
    Diluted earnings (loss) per share $   1.48    $    (.96) $   1.93  $  (2.01)
                                      ========    =========  ========  ========

At September 30, 2009 and 2008, 2.8 million and 3.4 million, respectively, of employee stock options were antidilutive and therefore excluded from the computation of diluted earnings per share.

c. A breakdown of the individual components of the company's cost-reduction charges follows (in millions of dollars):
                                                 Work-Force
                                                 Reductions
                                              --------------      Idle
                         Headcount    Total    U.S.    Int'l.  Lease Cost
                         ---------    -----    ----    ------  ----------
Balance at December
 31, 2008                    787     $ 95.8   $ 25.1   $ 27.2    $ 43.5
Utilized                    (720)     (57.9)   (21.2)   (22.4)    (14.3)
Changes in estimates
  and revisions              (39)      (4.7)     (.7)     (.3)     (3.7)
Translation adjustments       -         2.2      -        (.4)      2.6
                          ------     ------    -----    -----    ------
Balance at Sept. 30, 2009     28     $ 35.4    $ 3.2   $  4.1    $ 28.1
                          ======     ======    =====    =====    ======
Expected future utilization:
2009 remaining three months   28     $ 12.0    $ 3.2   $  4.1    $  4.7
Beyond 2009                            23.4       -        -       23.4

Due to changes in estimates related to cost-reduction charges, $4.7 million of expense was recorded in the three months ended September 30, 2009 compared with $2.0 million recorded as expense in the year-ago period, and $4.7 million was recorded as income in the current nine-month period compared with $1.2 million recorded as expense in the year-ago nine-month period.

d. Net periodic pension expense (income) for the three and nine months ended September 30, 2009 and 2008 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended Sept. 30, 2009     Ended Sept. 30, 2008
                                ----------------------   ----------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                                -----  -----   -----    -----    -----   -----
Service cost                 $   3.0  $   -    $  3.0  $   4.1  $   -    $ 4.1
Interest cost                  101.8     71.2    30.6    105.1     71.0   34.1
Expected return on
  plan assets                 (129.6)   (96.1)  (33.5)  (142.0)  (101.8) (40.2)
Amortization of prior
  service cost                    .1       .2     (.1)      .1       .1     -
Recognized net actuarial loss   19.5     18.6      .9     17.7     14.4    3.3
                               -----   ------   -----    -----    -----   ----
Net periodic pension
  (income) expense           $  (5.2)  $ (6.1)  $  .9   $(15.0) $ (16.3) $ 1.3
                              ======   ======   =====   ======  =======  =====

                                     Nine Months                Nine Months
                                Ended Sept. 30, 2009       Ended Sept. 30, 2008
                                -------------------      ----------------------
                                       U.S.    Int'l.            U.S.    Int'l.
                               Total   Plans   Plans     Total   Plans   Plans
                               -----   -----   ------    -----   -----   ------

Service cost                 $   8.6  $   -     $ 8.6    $ 20.3  $  -   $ 20.3
Interest cost                  298.2    213.7    84.5     316.0   212.9  103.1
Expected return on
  plan assets                 (383.2)  (288.5)  (94.7)   (427.3) (305.5)(121.8)
Amortization of prior
  service cost                    .6       .6      -         .6      .5     .1
Recognized net actuarial loss   58.8     55.7     3.1      53.6    43.1   10.5
Curtailment loss                 -        -        -        1.5      -     1.5
                             -------  -------   -----    -------  -----   ----
Net periodic pension
  (income) expense           $ (17.0)  $(18.5)  $ 1.5   $ (35.3) $(49.0) $13.7
                             =======  =======   =====    ======  ======  =====

The company currently expects to make cash contributions of approximately $100- $105 million to its worldwide defined benefit pension plans in 2009 compared with $78.1 million in 2008. For the nine months ended September 30, 2009 and 2008, $55.8 million and $57.7 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009.

The expense related to the company's match to the U.S. 401(k) plan for the nine months ended September 30, 2009 and 2008 was zero and $38.0 million, respectively. Effective January 1, 2009, the company match was suspended.

 Net periodic postretirement benefit expense for the three and nine months ended September 30, 2009 and 2008 is presented below (in millions of dollars):

                                  Three Months                   Nine Months
                                  Ended Sept. 30                 Ended Sept. 30
                                  --------------                ---------------
                                2009         2008             2009          2008
                                ----         ----             ----          ----
Service cost                    $ -          $ .1            $  .2        $  .5
Interest cost                    3.0          3.1              8.9          9.6
Expected return on assets        (.1)         (.2)             (.3)         (.4)
Amortization of prior
  service cost                    .4           .3              1.1          1.5
Recognized net actuarial loss     .9          1.2              2.6          3.4
                                ----         ----             ----        -----
Net periodic postretirement
  benefit expense               $4.2         $4.5            $12.5        $14.6
                                ====         ====            =====        =====

The company expects to make cash contributions of approximately $23 million to its postretirement benefit plan in 2009 compared with $19.5 million in 2008. For the nine months ended September 30, 2009 and 2008, $16.2 million and $11.9 million, respectively, of cash contributions have been made.

e. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At September 30, 2009, the fair value of such contracts was a net loss of $.3 million, of which $5.4 million has been recognized in "Prepaid expenses and other current assets" and $5.7 million has been recognized in "Other accrued liabilities". Changes in the fair value of these instruments was a loss of $.8 million and $.5 million for the three months and nine months ended September 30, 2009, respectively, which has been recognized in earnings in "Other income (expense), net" in the company's consolidated statement of income.

    f. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2009, 1.5 million shares of unissued common stock of the company were available for granting under these plans.

    The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:
                                                    Nine Months Ended Sept. 30,
                                                     --------------------------
                                                       2009          2008
                                                       ----          ----

Weighted-average fair value of grant                  $2.81        $16.19
Risk-free interest rate                                1.57%         3.63%
Expected volatility                                   58.28%        45.28%
Expected life of options in years                      3.77          3.67
Expected dividend yield                                 -              -

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

During the nine months ended September 30, 2009 and 2008, the company recorded $.3 million of income and $.2 million of income for share-based compensation, respectively, which is comprised of $2.0 million and $.7 million of restricted stock unit income and $1.7 million and $.5 million of stock option expense, respectively. During the three months ended September 30, 2009 and 2008, the company reversed $2.4 million and $13.2 million, respectively, of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals. In addition, during the three months ended September 30, 2009, the company reversed $2.6 million of previously-accrued share-based compensation principally related to employees terminated in prior periods.

A summary of stock option activity for the nine months ended September 30, 2009 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2008           3,414       $163.78
Granted               1,159          6.40
Forfeited and
   expired             (505)       234.63
                      -----
Outstanding at
   Sept. 30, 2009     4,068        110.46          2.47           $23.8
                      =====
Expected to vest at
   Sept. 30, 2009     1,198          8.18          4.33            22.5
                      =====
Exercisable at
   Sept. 30, 2009     2,807        156.45          1.63             -
                      =====

The aggregate intrinsic value represents the total pretax value of the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008 was zero since no options were exercised. As of September 30, 2009, $2.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2009 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at December 31, 2008             763                  $50.66
Granted                                      166                    6.37
Vested                                       (57)                  53.25
Forfeited and expired                       (289)                  45.34
                                             ---
Outstanding at Sept. 30, 2009                583                   40.45
                                             ===

The fair value of restricted stock units is determined based on the trading price of the company's common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2009 and 2008 was $1.1 million and $27.8 million, respectively. As of September 30, 2009, there was $3.2 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The aggregate weighted-average grant date fair value of restricted share units vested during the nine months ended September 30, 2009 and 2008 was $3.0 million and $1.7 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2009 and 2008 was zero. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2009 and 2008 was $1.5 million and $21.9 million, respectively. The amount for the nine months ended September 30, 2009 and 2008 was $12.0 million and $33.1 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company's operations by business segment for the three and nine month periods ended September 30, 2009 and 2008 is presented below (in millions of dollars):
                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
    September 30, 2009
    ------------------
    Customer revenue         $1,159.6                $1,006.0     $ 153.6
    Intersegment                 -      $  (33.2)         1.7        31.5
                             --------   --------     --------     -------
    Total revenue            $1,159.6   $  (33.2)    $1,007.7     $ 185.1
                             ========   ========     ========     =======
    Operating income         $  118.0   $    1.1     $   77.7     $  39.2
                             ========   ========     ========     =======

    Three Months Ended
    September 30, 2008
    ------------------
    Customer revenue         $1,312.4                $1,152.1     $ 160.3
    Intersegment                 -      $  (67.5)         4.0        63.5
                             --------   --------     --------     -------
    Total revenue            $1,312.4   $  (67.5)    $1,156.1     $ 223.8
                             ========   ========     ========     =======
    Operating income (loss)  $   37.9   $  (22.3)    $   35.6     $  24.6
                             ========   ========     ========     =======

    Nine Months Ended
    September 30, 2009
    ------------------
    Customer revenue         $3,388.2                $3,019.8     $ 368.4
    Intersegment                 -      $ (118.4)         5.0       113.4
                             --------   --------     --------     -------
    Total revenue            $3,388.2   $ (118.4)    $3,024.8     $ 481.8
                             ========   ========     ========     =======
    Operating income         $  215.4   $   16.0     $  185.8     $  13.6
                             ========   ========     ========     =======

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
                             ========    =======     ========     =======

Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes (in millions of dollars):

                                    Three Months                Nine Months
                                   Ended Sept. 30              Ended Sept. 30
                                   --------------              --------------
                                   2009       2008           2009        2008
                                   ----       ----           ----        ----
Total segment operating income   $ 116.9    $  60.2        $ 199.4     $ 120.7
Interest expense                   (25.4)     (21.5)         (68.4)      (64.3)
Other income (expense), net         (3.3)       (.9)          (7.0)       (8.4)
Corporate and eliminations           1.1      (22.3)          16.0       (32.2)
                                 -------    -------        -------     -------
Total income before income taxes $  89.3    $  15.5        $ 140.0     $  15.8
                                 =======    =======        =======     =======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months               Nine Months
                                    Ended Sept. 30            Ended Sept. 30
                                    --------------            --------------
                                   2009       2008           2009        2008
                                   ----       ----           ----        ----
Services
 Systems integration
   and consulting                $  327.3    $ 361.2       $1,018.5    $1,094.7
 Outsourcing                        464.5      515.0        1,347.8     1,529.7
 Infrastructure services            133.7      182.1          419.7       575.7
 Core maintenance                    80.5       93.8          233.8       286.1
                                 --------   --------       --------    --------
                                  1,006.0    1,152.1        3,019.8     3,486.2
Technology
 Enterprise-class servers           138.8      141.3          295.5       384.7
 Specialized technologies            14.8       19.0           72.9        82.8
                                 --------   --------       --------    --------
                                    153.6      160.3          368.4       467.5
                                 --------   --------       --------    --------
Total                            $1,159.6   $1,312.4       $3,388.2    $3,953.7
                                 ========   ========       ========    ========

Geographic information about the company's revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

                                  Three Months                Nine Months
                                 Ended Sept. 30              Ended Sept. 30
                                 --------------              --------------
                                2009       2008              2009       2008
                                ----       ----              ----       ----
United States                $  541.4    $  559.8        $1,622.0    $1,668.5
United Kingdom                  139.5       182.9           405.9       592.5
Other international             478.7       569.7         1,360.3     1,692.7
                              -------    --------         -------    --------
   Total                     $1,159.6    $1,312.4        $3,388.2    $3,953.7
                             ========    ========        ========    ========

h. Comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 includes the following components (in millions of dollars):

                                           Three Months          Nine Months
                                           Ended Sept. 30       Ended Sept. 30
                                        -------------------    -----------------
                                           2009       2008     2009       2008
                                           ----     -------   ------     -------
Consolidated net income (loss)          $  63.1     $ (29.6)  $ 81.6    $ (56.7)
                                        -------      ------   ------    -------
Other comprehensive income (loss)
Cash flow hedges
   Gain                                     -          1.6       -         1.0
   Reclassification adjustments             -          (.4)      -          .1
Foreign currency translation adjustments   22.8       (37.0)    68.5      (37.3)
Postretirement adjustments                 25.1        56.6     35.3       82.0
                                        -------     -------    -----     ------
Total other comprehensive income           47.9        20.8    103.8       45.8
                                        -------     -------    -----     ------
Consolidated comprehensive income (loss)  111.0        (8.8)   185.4      (10.9)
Comprehensive income attributable to
   noncontrolling interests                 1.6         2.0      9.9       11.5
                                         ------      ------    -----    -------
Comprehensive income (loss) attributable
 to Unisys Corporation                  $ 112.6     $  (6.8) $ 195.3    $    .6
                                        =======     =======   ======    =======

Accumulated other comprehensive loss as of December 31, 2008 and September 30, 2009 is as follows (in millions of dollars):
                                                          Post-
                                           Translation   retirement
                                    Total  Adjustments    Plans
                                    -----  -----------    --------
Balance at December 31, 2008    $(2,904.6)  $(701.5)     $(2,203.1)

Change during period                100.7      64.0           36.7
                                 --------   -------      ---------
Balance at September 30, 2009   $(2,803.9)  $(637.5)     $(2,166.4)
                                 ========   =======      =========

Noncontrolling interests as of December 31, 2008 and September 30, 2009 is as follows (in millions of dollars):

                                  Non-
                                  Controlling
                                  Interests
                                  -----------
Balance at December 31, 2008       $ 18.6
Net income                            6.8
Translation adjustments               4.5
Postretirement plans                 (1.4)
                                   ------
Balance at September 30, 2009      $ 28.5
                                   ======


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

Presented below is a reconciliation of the aggregate product warranty liability (in millions of dollars):

                                     Three Months               Nine Months
                                    Ended Sept. 30             Ended Sept. 30
                                    --------------           ----------------
                                    2009       2008          2009        2008
                                    ----       ----          ----        ----
Balance at beginning of period   $   4.6     $   5.1      $   5.2      $  6.9

Accruals for warranties
  issued during the period            .6          .6          1.7         2.0

Settlements made during
  the period                         (.7)        (.6)        (2.1)       (2.0)

Changes in liability for
  pre-existing warranties
  during the period,
  including expirations             (.4)         (.2)         (.7)       (2.0)
                                 -------     -------      -------      ------
Balance at September 30          $   4.1     $   4.9      $   4.1      $  4.9
                                 =======     =======      =======      ======

j. Cash paid during the nine months ended September 30, 2009 and 2008 for income tax was $45.4 million and $43.6 million, respectively.

Cash paid during the nine months ended September 30, 2009 and 2008 for interest was $83.5 million and $64.4 million, respectively.

k. Effective September 30, 2009, the company adopted Accounting Standards Update No. 2009-01, "Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles," (ASU 2009-01). ASU 2009-01 is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from ASU 2009-01 will be considered nonauthoritative. All references to authoritative accounting literature have been made in accordance with ASU 2009-01.

Effective July 1, 2009, the company adopted Accounting Standards Update No. 2009-05, "Measuring Liabilities at Fair Value," (ASU 2009-05). ASU 2009-05 provides additional guidance clarifying the measurement of liabilities at fair value that are within the scope of Accounting Standards Codification (ASC) 820 and addresses several key issues with respect to estimating the fair value of liabilities in accordance with ASC 820. Among other things, the guidance clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer's liability. Adoption of ASU 2009-05 did not have an impact on the company's consolidated results of operations and financial position.

Effective January 1, 2009, the company adopted ASC 805-10 related to business combinations, which established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805-10 applies to business combinations for which the acquisition date is on or after January 1, 2009.

Effective January 1, 2009, the company adopted ASC 810-10, which describes a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810-10 establishes accounting and reporting standards that require, among other items: (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (b) the amount of consolidated net income (loss) attributable to the parent and the noncontrolling interests be clearly identified and presented on the face of the consolidated statement of income; and (c) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As required by ASC 810-10, the presentation and disclosure requirements have been applied retrospectively for all periods presented. See note (n).

Effective January 1, 2009, the company adopted ASC 815-10, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. See note (e).

Effective June 30, 2009, the company adopted ASC 855-10, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued. ASC 855-10 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. See note
(p).

Effective June 30, 2009, the company adopted ASC 825-10, which requires an entity to provide disclosures about fair value of financial instruments in interim financial statements. See note (q).

In December 2008, the FASB issued ASC 715-20, which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. The disclosures about plan assets required by ASC 715-20 shall be provided for fiscal years ending after December 15, 2009, which is December 31, 2009 for the company.

In June 2009, the FASB issued ASC 860-10, which among other changes, eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional disclosures. ASC 860-10 is effective as of the beginning of a reporting entity's first annual reporting period that begins after November 15, 2009 (which for the company is January 1, 2010), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions are effective for transfers occurring on or after the effective date. Based on an initial review, the company believes that its current U.S. trade accounts receivable facility will no longer meet the requirements to be treated as a sale of receivables, and that it will be accounted for as a secured borrowing with pledge of collateral.

In June 2009, the FASB issued ASC 860-10, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact
the entity's economic performance.   ASC 860-10 is effective as of the
beginning of a reporting entity's first annual reporting period that begins after November 15, 2009 (which for the company is January 1, 2010), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The company is currently assessing the impact of the adoption of ASC 860-10 on its consolidated results of operations, financial position and cash flows.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements," (ASU 2009-13) and Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements," (ASU 2009-14). ASU 2009-13 supersedes certain prior accounting guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative-selling-price method). ASU 2009-13 eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to this ASU. ASU 2009-14 supersedes prior software revenue recognition accounting guidance by excluding from the scope of such prior guidance tangible products that contain software elements and non-software elements that function together to deliver the tangible product's essential functionality. Both of these Accounting Standards Updates must be adopted at the same time and both will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 30, 2010, which for the company is January 1, 2011. Early adoption is permitted. If an entity elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity is required to apply the amendments retrospectively from the beginning of the entity's fiscal year. An entity may elect, but is not required, to adopt these amendments retrospectively to prior periods. The company is currently assessing when it will adopt and is evaluating the impact of the adoption of these Accounting Standards Updates on its consolidated results of operations and financial position; however, the company expects, as indicated in ASU 2009-14, that the application of the amended guidance will result in revenue being recognized earlier than had been required under the superseded guidance.

l. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters and intellectual property. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.

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

In July 2008, Lufthansa Systems Passenger Services GmbH sued Unisys Germany in the District Court of Frankfurt, Germany, in connection with a 2005 agreement under which Unisys Germany was to develop passenger management software for Lufthansa Systems. Lufthansa Systems purported to terminate the agreement for cause in July 2007 claiming that Unisys Germany failed to deliver satisfactory software in a timely manner. The lawsuit sought a monetary recovery of approximately 49 million euros. The company filed its defense and a counterclaim in the amount of approximately 8.6 million euros. In August 2009, the district court dismissed all of Lufthansa Systems's claims except a claim for 1.9 million euros for delay of the project and entered judgment against Unisys Germany for this amount, plus interest and a small portion of Lufthansa Systems's attorneys' fees. Having dismissed Lufthansa Systems's claims, the court did not rule on the Unisys Germany counterclaim. Both parties have appealed the decision.

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2009, it has adequate provisions for any such matters.

m. Accounting rules governing income taxes require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. In addition, these rules also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

n. Certain prior year amounts have been reclassified due to the adoption of ASC 810-10, see note (k). As a result of the adoption, the following retroactive adjustment was made: the December 31, 2008 noncontrolling interests' balance of $30.5 million, previously presented in other long-term liabilities, has been presented as part of stockholders' deficit. Also, in connection with the adoption, the December 31, 2008 noncontrolling interests portion of the postretirement plans of $11.9 million, which had previously been included in Accumulated Other Comprehensive Income, has been reported as a reduction in the noncontrolling interests included in stockholders' deficit.

o. On July 31, 2009, the company completed offers to exchange its 6 7/8% senior notes due 2010 (the 2010 Notes), its 8% senior notes due 2012 (the 2012 Notes), its 8 1/2% senior notes due 2015 (the 2015 Notes) and its 12 1/2% senior notes due 2016 (the 2016 Notes) in private placements for new 12 3/4% senior secured notes due 2014 (the First Lien Notes), new 14 1/4% senior secured notes due 2015 (the Second Lien Notes and, together with First Lien Notes, the New Secured Notes), shares of the company's common stock and cash. On that date, the company issued approximately $385.0 million aggregate principal amount of First Lien Notes, approximately $246.6 million aggregate principal amount of Second Lien Notes and approximately 5.2 million shares of common stock and paid $30.0 million in cash in exchange for approximately $235.1 million aggregate principal amount of 2010 Notes, approximately $331.9 million aggregate principal amount of 2012 Notes, approximately $134.0 million aggregate principal amount of 2015 Notes, and approximately $59.4 million aggregate principal amount of 2016 Notes. The New Secured Notes are guaranteed by Unisys Holding Corporation, a wholly-owned Delaware corporation that directly or indirectly holds the shares of substantially all of the company's foreign subsidiaries, and by certain of the company's other current and future U.S. subsidiaries. The First Lien Notes and Second Lien Notes are secured by first-priority liens and second priority liens, respectively, (in each case, subject to permitted prior liens) by substantially all of the company's assets, except (i) accounts receivable that are subject to one or more receivables facilities, (ii) real estate located outside the U.S., (iii) cash or cash equivalents securing reimbursement obligations under letters of credit or surety bonds and (iv) certain other excluded assets. The company recognized a net gain of $.5 million on the exchange in "Other income (expense), net" in the quarter ended September 30, 2009. As a result of the exchange, annual interest expense will increase by approximately $23 million.

p. The company has evaluated subsequent events (events occurring after September 30, 2009) for recognition or disclosure in these financial statements up to October 30, 2009.

q. Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At September 30, 2009, the carrying amount of long-term debt, including current maturities, approximated fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The earnings per share amounts below reflect the company's previously announced reverse stock split applied on a retroactive basis (see note (a) of the Notes to Consolidated Financial Statements).

The company reported significantly improved profitability and cash flow for the first nine months of 2009 as the company's results benefited from ongoing actions to concentrate its resources more effectively and reduce its cost base, despite a decline in revenue.

Revenue in the first nine months of 2009 compared with the year-ago period was impacted by weakness in global economic conditions as well as unfavorable foreign currency translation. The company reported revenue of $3.39 billion in the nine months ended September 30, 2009, down 14% compared with revenue of $3.95 billion in the nine months ended September 30, 2008. Foreign currency exchange rates had an approximately 7-percentage-point negative impact on revenue in the first nine months of 2009. On a constant currency basis, revenue declined 7% in the first nine months of 2009 compared to the prior-year period.

For the nine months ended September 30, 2009, operating income increased to $215.4 million compared with $88.5 million in the first nine months of 2008. Operating profit percent increased to 6.4% for the first nine months of 2009 compared with 2.2% in the year-ago period. After a tax provision of $58.4 million, the company reported net income attributable to Unisys Corporation of $74.8 million, or $1.93 per diluted share, for the first nine months of 2009. This compared with a year-ago net loss attributable to Unisys Corporation of $72.1 million, or a loss of $2.01 per diluted share, which included a tax provision of $72.5 million.

Cash from operating activities increased to $181.8 million in the first nine months of 2009 compared with $116.4 million in the same period of 2008.

Results of operations
Company results

Revenue for the quarter ended September 30, 2009 was $1.16 billion compared with $1.31 billion for the third quarter of 2008, a decrease of 12% from the prior year. Foreign currency fluctuations had a 5-percentage-point negative impact on revenue in the third quarter compared with the year-ago period. Services revenue declined 13% and Technology revenue declined 4% in the third quarter compared with the year-ago period. U.S. revenue was down 3% in the third quarter compared with the year-ago period, as growth in U.S. Federal government revenue was offset by declines in commercial revenue. International revenue decreased 18% (11% on a constant currency basis) in the three months ended September 30, 2009 due to declines in all major regions.

Total gross profit margin was 26.4% in the three months ended September 30, 2009 compared with 22.2% in the three months ended September 30, 2008. The increase in gross profit margin reflects improved cost efficiencies in services delivery, the benefits from operating expense reductions as well as a stronger mix of high-end enterprise server sales.

Selling, general and administrative expense in the three months ended September 30, 2009 was $163.5 million (14.1% of revenue) compared with $218.4 million (16.6% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits from cost reduction actions as well as foreign currency exchange fluctuations. During the three months ended September 30, 2009 and 2008, the company reversed $2.4 million and $13.2 million, respectively, of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals. In addition, during the three months ended September 30, 2009, the company reversed $2.6 million of previously-accrued share-based compensation principally related to employees terminated in prior periods (see note (f)).

Research and development (R&D) expenses in the third quarter of 2009 were $24.3 million compared with $35.7 million in the third quarter of 2008. The decrease in R&D expenses in 2009 compared with 2008 principally reflects changes in the company's development model as the company has focused its investments on software development versus hardware design.

For the third quarter of 2009, the company reported operating income of $118.0 million compared with operating income of $37.9 million in the third quarter of 2008.

For the three months ended September 30, 2009, pension income was $5.2 million compared with pension income of $15.0 million for the three months ended September 30, 2008. The expense related to the company's match to the U.S. 401(k) plan for the three months ended September 30, 2009 and 2008 was zero and $11.3 million, respectively. Effective January 1, 2009, the company match was suspended. The company records pension income or expense, as well as other employee-related costs such as 401(k) match, payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses;
and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Due to changes in estimates related to cost reduction charges, during the three months ended September 30, 2009, $4.7 million was recorded as expense compared with $2.0 million recorded as expense in the year-ago period.

Interest expense for the three months ended September 30, 2009 was $25.4 million compared with $21.5 million for the three months ended September 30, 2008. The increase was principally due to higher interest rates associated with the debt issued in connection with the debt exchange discussed below.

Other income (expense), net was an expense of $3.3 million in the third quarter of 2009, compared with expense of $.9 million in 2008, principally due to a loss of $4.7 million on the sale of a subsidiary in the third quarter of 2009.

The company reported income before income taxes for the three months ended September 30, 2009 of $89.3 million compared with income before taxes of $15.5 million in 2008. The provision for income taxes was $26.2 million in the third quarter compared with a provision of $45.1 million in the year-ago period. Included in the tax provision for the three months ended September 30, 2009 was a benefit related to a prior period adjustment of $4.4 million. Included in the tax provision for the three months ended September 30, 2008 was a provision of $7.8 million for the understatement of the income tax provision for the first and second quarters of 2008. This charge had no effect on the 2008 year to date provision for income taxes.

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

The net income attributable to Unisys Corporation for the three months ended September 30, 2009 was $61.1 million, or $1.48 per diluted share, compared with a net loss attributable to Unisys Corporation of $34.7 million, or a loss of $.96 per diluted share, for the three months ended September 30, 2008.

Revenue for the nine months ended September 30, 2009 was $3.39 billion compared with $3.95 billion for the nine months ended September 30, 2008, a decrease of 14% from the prior year. Foreign currency fluctuations had a 7-percentage-point negative impact on revenue in the current period compared with the year-ago
period.   Services revenue declined 13% and Technology revenue declined 21% for the nine months ended September 30, 2009 compared with the year-ago period.
U.S. revenue was down 3% in the first nine months of 2009 compared with the year-ago period, as growth in U.S. Federal government revenue was offset by declines in commercial revenue. International revenue decreased 23% (10% on a constant currency basis) in the first nine months of 2009 due to declines in all major regions.

Total gross profit margin was 23.6% in the nine months ended September 30, 2009 compared with 22.5% in the nine months ended September 30, 2008. The increase in gross profit margin reflects the benefits from cost reduction actions.

Selling, general and administrative expense in the nine months ended September 30, 2009 was $506.3 million (14.9% of revenue) compared with $701.9 million (17.8% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits from cost reduction actions as well as foreign currency exchange fluctuations. During the nine months ended September 30, 2009 and 2008, the company reversed $2.4 million and $13.2 million, respectively, of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals. In addition, during the nine months ended September 30, 2009, the company reversed $2.6 million of previously-accrued share-based compensation principally related to employees terminated in prior periods (see note (f)).

R&D expenses in the first nine months of 2009 were $76.8 million compared with $98.6 million in the first nine months of 2008. The decrease in R&D expenses in 2009 compared with 2008 principally reflects changes in the company's development model as the company has focused its investments on software development versus hardware design.

For the nine months ended September 30, 2009, the company reported operating income of $215.4 million compared with operating income of $88.5 million for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, pension income was $17.0 million compared with pension income of $35.3 million for the nine months ended September 30, 2008. The decrease in pension income in 2009 from 2008 was principally due to lower returns on plan assets worldwide. The expense related to the company's match to the U.S. 401(k) plan for the nine months ended September 30, 2009 and 2008 was zero and $38.0 million, respectively.

Due to changes in estimates related to cost reduction charges, during the nine months ended September 30, 2009, $4.7 million was recorded as income compared with $1.2 million recorded as expense in the year-ago period. In addition, during the nine months ended September 30, 2009, the company recorded a benefit of $11.2 million (a $5.4 million benefit in other income, a $6.1 million benefit in cost of revenue and an expense of $.3 million in selling, general and administrative expense related to legal fees) relating to a change in Brazilian law involving a gross receipt tax.

Interest expense for the nine months ended September 30, 2009 was $68.4 million compared with $64.3 million for the nine months ended September 30, 2008. The increase was principally due to higher interest rates associated with the debt issued in connection with the debt exchange discussed below.

Other income (expense), net was an expense of $7.0 million for the nine months ended September 30, 2009, compared with expense of $8.4 million for the nine months ended September 30, 2008. The nine months ended September 30, 2009 includes income of $5.4 million related to the Brazilian law change discussed above, a loss of $4.7 million on the sale of a subsidiary and foreign exchange losses of $6.1 million. Included in the nine months ended September 30, 2008 were foreign exchange losses of $.8 million.

The company reported income before income taxes for the nine months ended September 30, 2009 of $140.0 million compared with income of $15.8 million in 2008. The provision for income taxes was $58.4 million in the first nine months of 2009 compared with a provision of $72.5 million in the year-ago period. Included in the tax provision for the nine months ended September 30, 2009 was a U.S. refundable credit of $8.3 million, a foreign tax refund of $2.7 million related to a 2008 refund claim and a benefit related to a prior period adjustment of $5.0 million. Included in the tax provision for the nine months ended September 30, 2008 was a $5.1 million benefit related to prior years' intercompany royalties and a U.S. refundable credit of $4.1 million.

The net income attributable to Unisys Corporation for the nine months ended September 30, 2009 was $74.8 million, or $1.93 per diluted share, compared with a net loss attributable to Unisys Corporation of $72.1 million, or a loss of $2.01 per diluted share, for the nine months ended September 30, 2008.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2009 and 2008 was $1.5 million and $21.9 million, respectively. The amount for the nine months ended September 30, 2009 and 2008 was $12.0 million and $33.1 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating profit exclusive of cost reduction charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage.

Information by business segment for the three months ended September 30, 2009 and 2008 is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
September 30, 2009
------------------
Customer revenue          $1,159.6                 $1,006.0     $ 153.6
Intersegment                  -        $ (33.2)         1.7        31.5
                          --------     -------      -------      ------
Total revenue             $1,159.6     $ (33.2)    $1,007.7     $ 185.1
                          ========    ========     ========     =======
Gross profit percent          26.4%                    19.7%       55.2%
                          ========                  =======      ======
Operating income percent      10.2%                     7.7%       21.2%
                          ========                  =======      ======
Three Months Ended
September 30, 2008
------------------
Customer revenue          $1,312.4                 $1,152.1     $ 160.3
Intersegment                  -        $ (67.5)         4.0        63.5
                          --------     -------      -------      ------
Total revenue             $1,312.4     $ (67.5)    $1,156.1     $ 223.8
                          ========     ========     =======      ======
Gross profit percent          22.2%                    17.6%       47.5%
                          ========                  =======      ======
Operating income percent       2.9%                     3.1%       11.0%
                          ========                  =======      ======

Gross profit and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months
                                  Ended September 30
                                 -------------------     Percent
                                   2009       2008        Change
                                   ----       ----       --------
    Services
     Systems integration
       and consulting            $  327.3    $ 361.2       (9.4)%
     Outsourcing                    464.5      515.0       (9.8)%
     Infrastructure services        133.7      182.1      (26.6)%
     Core maintenance                80.5       93.8      (14.2)%
                                 --------   --------
                                  1,006.0    1,152.1      (12.7)%
    Technology
     Enterprise-class servers       138.8      141.3       (1.8)%
     Specialized technologies        14.8       19.0      (22.1)%
                                 --------   --------
                                    153.6      160.3       (4.2)%
                                 --------   --------
    Total                        $1,159.6   $1,312.4      (11.6)%
                                 ========   ========

In the Services segment, customer revenue was $1,006.0 million for the three months ended September 30, 2009 down 12.7% from the three months ended September 30, 2008. Services revenue in the third quarter of 2009 when compared with the year-ago period was impacted by continued world wide weak demand and foreign currency exchange rates. Foreign currency translation had a 5-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 9.4% in the three months ended September 30, 2009 compared with the year-ago period, reflecting lower demand for project-based services.

Outsourcing revenue decreased 9.8% in the three months September 30, 2009 compared with the year-ago period, primarily reflecting a decline in business processing outsourcing (BPO) revenue.

Infrastructure services revenue declined 26.6% in the three months ended September 30, 2009 compared with the year-ago period. The decline was due to weakness in demand for network design and consulting projects, as well as the shift of project-based infrastructure work to managed outsourcing contracts.

Core maintenance revenue declined 14.2% in the third quarter compared with the prior-year quarter. The company expects the secular decline of core maintenance to continue.

Services gross profit was 19.7% in the third quarter of 2009 compared with 17.6% in the year-ago period. Services operating income percent was 7.7% in the three months ended September 30, 2009 compared with 3.1% in the three months ended September 30, 2008. Contributing to the increase in Services margins were the benefits from operating expense reductions as well as cost efficiencies in services delivery.

In the Technology segment, customer revenue was $153.6 million in the September 2009 quarter compared with $160.3 million in the year-ago period for a decrease of 4.2%. Foreign currency translation had a negative impact of approximately 1-percentage point on Technology revenue in the September 2009 quarter compared with the prior-year period.

Revenue from the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 1.8% for the three months ended September 30, 2009 compared with the three months ended September 30, 2008. Revenue in the current quarter benefited from a number of high-end enterprise server deals that were closed; however, the company expects the secular decline in the enterprise-class server market to continue.

Revenue from specialized technologies, which includes third-party technology products and the company's payment systems products, decreased $4.2 million for the three months ended September 30, 2009 compared with the prior year period, principally due to a decline in the company's payment systems products.

Technology gross profit was 55.2% in the current quarter compared with 47.5% in the year-ago quarter. Technology operating income percent was 21.2% in the three months ended September 30, 2009 compared with 11.0% in the three months ended September 30, 2008. Contributing to the increase in Technology margins was a stronger mix of high-end enterprise server sales as well as the benefits from cost reduction actions.

Information by business segment for the nine months ended September 30, 2009 and 2008 is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Nine Months Ended
September 30, 2009
------------------
Customer revenue          $3,388.2                 $3,019.8     $ 368.4
Intersegment                  -        $(118.4)         5.0       113.4
                          --------     -------      -------      ------
Total revenue             $3,388.2     $(118.4)    $3,024.8     $ 481.8
                          ========     =======     ========     =======
Gross profit percent          23.6%                    19.0%       43.8%
                          ========                  =======      ======
Operating income percent       6.4%                     6.1%        2.8%
                          ========                  =======      ======
Nine Months Ended
September 30, 2008
------------------
Customer revenue          $3,953.7                 $3,486.2     $ 467.5
Intersegment                  -        $(162.2)         9.4       152.8
                          --------     -------      -------      ------
Total revenue             $3,953.7     $(162.2)    $3,495.6     $ 620.3
                          ========     ========    ========      ======
Gross profit percent          22.5%                    18.4%       43.4%
                          ========                  =======      ======
Operating income percent       2.2%                     2.9%        3.1%
                          ========                  =======      ======

Gross profit and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Nine Months
                                  Ended September 30
                                 -------------------      Percent
                                   2009       2008        Change
                                   ----       ----       --------
    Services
     Systems integration
       and consulting            $1,018.5   $1,094.7       (7.0)%
     Outsourcing                  1,347.8    1,529.7      (11.9)%
     Infrastructure services        419.7      575.7      (27.1)%
     Core maintenance               233.8      286.1      (18.3)%
                                 --------   --------
                                  3,019.8    3,486.2      (13.4)%
    Technology
     Enterprise-class servers       295.5      384.7      (23.2)%
     Specialized technologies        72.9       82.8      (12.0)%
                                 --------   --------
                                    368.4      467.5      (21.2)%
                                 --------   --------
    Total                        $3,388.2   $3,953.7      (14.3)%
                                 ========   ========


In the Services segment, customer revenue was $3,019.8 million for the nine months ended September 30, 2009 down 13.4% from the nine months ended September 30, 2008. Services revenue in the first nine months of 2009 when compared with the year-ago period was impacted by continued world wide weak demand and foreign currency exchange rates. Foreign currency translation had an 8-percentage-point negative impact on Services revenue in the first nine months of 2009 compared with the year-ago period.

Revenue from systems integration and consulting decreased 7.0% from $1,094.7 million for the nine months ended September 30, 2008 to $1,018.5 million for the nine months ended September 30, 2009.

Outsourcing revenue decreased 11.9% for the nine months September 30, 2009 compared with the year-ago period, primarily reflecting a decline in BPO revenue.

Infrastructure services revenue declined 27.1% for the nine months ended September 30, 2009 compared with the year-ago period. The decline was due to weakness in demand for network design and consulting projects, as well as the shift of project-based infrastructure work to managed outsourcing contracts.

Core maintenance revenue declined 18.3% in the nine months ended September 30, 2009 compared with the prior-year period. The company expects the secular decline of core maintenance to continue.

Services gross profit was 19.0% for the nine months ended September 30, 2009 compared with 18.4% in the year-ago period. Services operating income percent was 6.1% for the nine months ended September 30, 2009 compared with 2.9% for the nine months ended September 30, 2008. Contributing to the increase in Services operating profit margin were benefits from cost reduction actions.

In the Technology segment, customer revenue was $368.4 million in the nine months ended September 30, 2009 compared with $467.5 million in the year-ago period for a decrease of 21.2%. Foreign currency translation had a negative impact of approximately 4-percentage points on Technology revenue in the first nine months of 2009 compared with the prior-year period. The decline in Technology revenue in 2009 reflects lower sales of high-end mainframe systems, primarily in Europe and Japan, as clients deferred planned purchases in a weak economic environment, as well as the expiration of a royalty from Nihon Unisys Limited (NUL). The company had recognized revenue of $18.8 million per quarter ($8.5 million in enterprise-class servers and $10.3 million in specialized technologies) under this royalty agreement over the three-year period ended March 31, 2008. The expiration of this royalty from NUL contributed about 4 percentage points of the technology segment's 21% decline in revenue.

Revenue from the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, decreased 23.2% for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008. Technology sales during the period slowed as clients tightened spending on information technology projects due to economic concerns. Also contributing to the decrease in revenue was the secular decline in the enterprise-class server market, which the company expects to continue.

Revenue from specialized technologies, which includes third-party technology products and the company's payment systems products, decreased 12.0% for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008.

Technology gross profit was 43.8% in the first nine months of 2009 compared with 43.4% in the year-ago period. Technology operating income percent was 2.8% for the nine months ended September 30, 2009 compared with 3.1% for the nine months ended September 30, 2008.


New accounting pronouncements

See note (k) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Financial condition

Cash and cash equivalents at September 30, 2009 were $473.6 million compared with $544.0 million at December 31, 2008.

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

The company's anticipated future cash expenditures include contributions to its defined benefit pension plans and payments in respect of cost-reduction actions. In addition to actions to reduce its cost structure, the company will continue to focus on working capital management and to tightly manage capital expenditures. Given these actions and its cash on hand at September 30, 2009, the company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

During the nine months ended September 30, 2009, cash provided by operations was $181.8 million compared with cash provided of $116.4 million for the nine months ended September 30, 2008. Cash expenditures for the nine months ended September 30, 2009 related to cost-reduction actions (which are included in operating activities) were approximately $56.2 million compared with $49.0 million for the prior-year period. Cash expenditures for prior year cost-reduction actions are expected to be approximately $12.0 million for the remainder of 2009, resulting in an expected cash expenditure of approximately $68.2 million in 2009 compared with $60.4 million in 2008.

Cash used for investing activities for the nine months ended September 30, 2009 was $231.7 million compared with cash usage of $226.4 million during the nine months ended September 30, 2008. Items affecting cash used for investing activities were the following: Net proceeds from investments were $1.9 million for the nine months ended September 30, 2009 compared with net purchases of $9.8 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company's currency exposure to market risks from changes in foreign currency exchange rates. The amount of proceeds and purchases of investments has declined significantly from last year, principally reflecting the fact that in the fourth quarter of 2008, the company capitalized certain intercompany balances for foreign subsidiaries which reduced the need for these derivatives. During the nine months ended September 30, 2009, the company used $82.5 million of cash to collateralize letters of credit. In addition, in the current nine month period, the investment in marketable software was $43.7 million compared with $65.9 million in the year-ago period, capital additions of properties were $32.1 million in 2009 compared with $51.8 million in 2008 and capital additions of outsourcing assets were $73.4 million in 2009 compared with $96.6 million in 2008.

Cash used for financing activities during the nine months ended September 30, 2009 was $45.4 million compared with $200.9 million of cash used during the nine months ended September 30, 2008. The cash usage in the current nine month period of $45.4 million relates to the debt exchange discussed below. The prior-year period cash usage was principally due to the January 2008 redemption, at par, of all $200 million of the company's 7 7/8% senior notes due April 1, 2008.

At September 30, 2009, total debt was $911.0 million, a decrease of $149.6 million from December 31, 2008, principally due to the debt exchange discussed below.

On July 31, 2009, the company completed offers to exchange its 6 7/8% senior notes due 2010 (the 2010 Notes), its 8% senior notes due 2012 (the 2012 Notes), its 8 1/2% senior notes due 2015 (the 2015 Notes) and its 12 1/2% senior notes due 2016 (the 2016 Notes) in private placements for new 12 3/4% senior secured notes due 2014 (the First Lien Notes), new 14 1/4% senior secured notes due 2015 (the Second Lien Notes and, together with First Lien Notes, the New Secured Notes), shares of the company's common stock and cash. On that date, the company issued approximately $385.0 million aggregate principal amount of First Lien Notes, approximately $246.6 million aggregate principal amount of Second Lien Notes and approximately 5.2 million shares of common stock and paid $30.0 million in cash in exchange for approximately $235.1 million aggregate principal amount of 2010 Notes, approximately $331.9 million aggregate principal amount of 2012 Notes, approximately $134.0 million aggregate principal amount of 2015 Notes, and approximately $59.4 million aggregate principal amount of 2016 Notes. The New Secured Notes are guaranteed by Unisys Holding Corporation, a wholly-owned Delaware corporation that directly or indirectly holds the shares of substantially all of the company's foreign subsidiaries, and by certain of the company's other current and future U.S. subsidiaries. The First Lien Notes and Second Lien Notes are secured by first-priority liens and second priority liens, respectively, (in each case, subject to permitted prior liens) by substantially all of the company's assets, except
(i) accounts receivable that are subject to one or more receivables facilities,
(ii) real estate located outside the U.S., (iii) cash or cash equivalents securing reimbursement obligations under letters of credit or surety bonds and
(iv) certain other excluded assets. The company recognized a net gain of $.5 million on the exchange in "Other income (expense), net" in the quarter ended September 30, 2009. As a result of the exchange, annual interest expense will increase by approximately $23 million.

On May 16, 2008, the company entered into a three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts
receivable.   Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company's business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. The facility will be subject to early termination if, as of February 28, 2010, the 2010 Notes have not been refinanced or extended to a date later than May 16, 2011. Other termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At September 30, 2009 and December 31, 2008, the company had sold $118 million and $141 million, respectively, of eligible receivables.

In addition, the company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

At September 30, 2009, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

The company currently expects to make cash contributions of approximately $100- $105 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2009, of which $55.8 million has been made as of September 30, 2009. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2009.

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

THE COMPANY'S FUTURE RESULTS MAY DEPEND ON ITS ABILITY TO ACCESS EXTERNAL CREDIT MARKETS. The capital and credit markets have been experiencing extreme volatility and disruption. In addition, the commercial lending market has contracted, with limited new loan originations or refinancings taking place. Based on the current lending environment, the company expects to have difficulty accessing significant additional capital in the credit markets on acceptable terms. Given tight credit markets, along with the company's credit rating, the company did not replace its revolving credit facility that expired on May 31, 2009. Also, the company's ability to redeem or refinance the senior notes that remain outstanding after the closing of the exchange offers could be affected by credit market conditions. The turmoil and volatility in financial markets may also impact the company's ability to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. Although the company intends to use cash on hand to address its liquidity needs, its ability to do so assumes that its operations will continue to generate sufficient cash and that its cash requirements will not materially exceed current estimates.

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

THE COMPANY'S FUTURE RESULTS WILL DEPEND ON THE SUCCESS OF ITS TURNAROUND PROGRAM. Over the past several years, the company has implemented and is continuing to implement, significant cost-reduction measures intended to achieve profitability. The company has incurred significant cost reduction charges in connection with these efforts. Future results will depend on the success of these efforts as well as on the success of the company's program to focus its global resources and simplify its business structure. This program is based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. Furthermore, the company's institutional stockholders may attempt to influence these strategies.

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

Item 4.  Controls and Procedures
--------------------------------
The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - OTHER INFORMATION
-------   -----------------

Item 1    Legal Proceedings
-------   -----------------

Information with respect to litigation is set forth in note (l) of the Notes to Consolidated Financial statements, and such information is incorporated herein by reference.


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



                                              UNISYS CORPORATION

Date: October 30, 2009                         By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                                 By: /s/ Scott Hurley
                                                 ----------------------
                                                 Scott Hurley
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2 Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated October 23, 2009).

3.2 Bylaws of Unisys Corporation, as amended through December 6, 2007 (incorporated by reference to Exhibit 3 to the registrant's Current Report on Form 8-K dated December 6, 2007)

4.1 Indenture, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, including the form of 12 3/4% Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K dated July 31, 2009).

4.2 Indenture, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, including the form of 14 1/4% Senior Secured Notes due 2015.

4.3 Second Supplemental Indenture, dated as of July 30, 2009, between Unisys Corporation and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K dated July 31, 2009).

10.1 Collateral Trust Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated July 31, 2009).

10.2 Priority Lien Pledge and Security Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee, including forms of trademark, copyright and patent security agreements (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated July 31, 2009).

10.3 Junior Lien Pledge and Security Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee, including forms of trademark, copyright and patent security agreements (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K dated July 31, 2009).

10.4 Registration Rights Agreement, dated as of July 31, 2009, among Unisys Corporation, Goldman, Sachs & Co., Banc of America Securities LLC, and Deutsche Bank Securities Inc.12 (incorporated by reference to Exhibit
         10.4 to the registrant's Current Report on Form 8-K dated July 31,
         2009).

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