Form 10-K
period 2009-12-31
UNISYS CORP
filed 2010-02-24
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $557.9 million.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2009. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2009: 42,286,963

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Unisys Corporation’s annual report to stockholders for the year ended December 31, 2009 are incorporated by reference into Part I, Part II and Part IV hereof.

Portions of Unisys Corporation’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 15, “Segment information”, of the Notes to Consolidated Financial Statements appearing in our annual report to stockholders for the year ended December 31, 2009 (the “Unisys 2009 Annual Report to Stockholders”), and such information is incorporated herein by reference.

Principal Products and Services

Unisys brings together services and technology into solutions that solve critical problems for organizations around the world.

In the Services segment, we provide services to help our clients improve their competitiveness, security and cost efficiency. Our services include outsourcing, systems integration and consulting, infrastructure services and core maintenance.

•

In outsourcing, we manage customers’ data centers, computer servers and end-user computing environments as well as specific business processes, such as check processing, mortgage administration, citizen registry and cargo management.

•

In systems integration and consulting, we consult with clients to assess the security and cost effectiveness of their IT systems and help them design, integrate and modernize their mission-critical applications to achieve their business goals.

•	In infrastructure services, we provide design, warranty and support services for our customers’ IT infrastructure, including their networks, desktops, servers, and mobile and wireless systems.

•	In core maintenance, we provide maintenance of Unisys proprietary systems and products.

In the Technology segment, we design and develop servers and related products to help clients reduce costs and improve the efficiency of their data center environments. As a pioneer in large-scale computing, Unisys offers deep experience and rich technological capabilities in transaction-intensive, mission-critical environments. We provide a range of data center, infrastructure management and cloud computing offerings to help clients virtualize and automate their data-center environments. Product offerings include enterprise-class servers, such as the ClearPath family of servers and the ES7000 family of Intel-based servers, as well as operating system software and middleware.

To drive future growth, Unisys is focusing its resources and investments in four targeted market areas: security; data center transformation, including our server business; end user outsourcing; and applications modernization.

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

Patents, Trademarks and Licenses

Unisys owns over 1,350 active U.S. patents and over 200 active patents granted in 10 non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to computing systems, relational database management, information storage, device/circuit manufacture and design, imaging, data compression and document recognition/handling. We have granted licenses covering both single patents, and particular groups of patents to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

Unisys also maintains over 20 U.S. trademark and service mark registrations, and over 1,600 additional trademark and service mark registrations in over 120 non-U.S. jurisdictions. These marks are valuable assets used on or in connection with our products and services, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality

Our revenue is affected by such factors as the introduction of new products and services, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.

Customers

No single customer accounts for more than 10% of our revenue. Sales of commercial products and services to various agencies of the U.S. government represented approximately 20% of total consolidated revenue in 2009. For more information on the risks associated with contracting with governmental entities, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2009 Annual Report to Stockholders which is incorporated herein by reference.

Backlog

In the Services segment, firm order backlog at December 31, 2009 was $6.5 billion, compared to $6.1 billion at December 31, 2008. Approximately $2.6 billion (41%) of 2009 backlog is expected to be filled in 2010. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs. Also, as discussed in Note 18, “Subsequent events”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2009 Annual Report to Stockholders, we entered into an agreement to sell our health information management (“HIM”) business in January 2010 and expect this transaction to be completed in the first half of 2010, subject to customary regulatory approvals and closing conditions, including receipt of customer consents. The information reported above includes $0.4 billion of firm order backlog associated with the HIM business, approximately $0.1 billion of which is expected to be filled in 2010. The amount of this backlog that we will fill in 2010 depends on when this transaction is completed.

Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.

Competition

Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our sales and marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2009 Annual Report to Stockholders which is incorporated herein by reference.

Research and Development

Unisys-sponsored research and development costs were $101.9 million in 2009, $129.0 million in 2008, and $179.0 million in 2007.

Environmental Matters

Our capital expenditures, earnings and the competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2010 and 2011.

Employees

At December 31, 2009, we employed approximately 25,600 people worldwide.

We use the title “partner” for certain members of our services business management. In using the term “partner” or “partners,” we do not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

International and Domestic Operations

Financial information by geographic area is set forth in Note 15, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2009 Annual Report to Stockholders, and such information is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 15, 2010 is set forth below.

Name	Age	Position with Unisys
J. Edward Coleman	58	Chairman of the Board and Chief Executive Officer

Patricia A. Bradford	59	Senior Vice President, Worldwide Human Resources

Dominick Cavuoto	56	Senior Vice President; President, Technology, Consulting and Integration Solutions and Worldwide Strategic Services

Edward Davies	50	Senior Vice President; President, Federal Systems

Anthony P. Doye	53	Senior Vice President; President, Global Outsourcing and Infrastructure Services

Janet Brutschea Haugen	51	Senior Vice President and Chief Financial Officer

Suresh Mathews	56	Senior Vice President and Chief Information Officer

M. Lazane Smith	55	Senior Vice President, Corporate Development

Nancy Straus Sundheim	58	Senior Vice President, General Counsel and Secretary

Scott A. Battersby	51	Vice President and Treasurer

Scott W. Hurley	51	Vice President and Corporate Controller

There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.

Mr. Coleman has been Chairman of the Board and Chief Executive Officer since October 2008. Prior to joining Unisys in 2008, he served as Chief Executive Officer of Gateway, Inc. from 2006 to 2008. From 2005 to 2006, Mr. Coleman was with Arrow Electronics, serving as its Senior Vice President and as its President of Enterprise Computing Solutions. From 1999 to 2004, Mr. Coleman served as Chief Executive Officer of CompuCom Systems, Inc. and as its Chairman from 2001 to 2004. Before that, Mr. Coleman served in various leadership and executive positions at Computer Sciences Corporation and IBM Corporation. Mr. Coleman has been an officer since 2008.

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

Mr. Cavuoto has been Senior Vice President and President, Technology, Consulting and Integration Solutions and Worldwide Strategic Services since February 2010. From August 2009 until February 2010, Mr. Cavuoto served as Senior Vice President and President, TCIS Worldwide Consulting & Integration Services and Worldwide Strategic Services. Prior to that time, he served as Senior Vice President and President, Global Industries and Worldwide Strategic Services upon rejoining Unisys in April 2008. From January 2007 until April 2008, Mr. Cavuoto served as Chief Executive Officer of Collabera, Inc. Prior to joining Collabera, Inc., Mr. Cavuoto served as Vice President of Unisys Worldwide Services Operations (2005-2006) and as Vice President and President of Unisys Global Financial Services (2001-2005). From 1994 until 2001, Mr. Cavuoto was Managing Partner at KPMG and Senior Vice President and Managing Director at KPMG Consulting Inc. Mr. Cavuoto has been an officer since February 2009.

Mr. Davies has been Senior Vice President and President, Federal Systems since 2008. Prior to this position, Mr. Davies had served as the managing partner for Federal Systems’ Civilian Agencies since joining Unisys in 2003. Prior to joining Unisys, Mr. Davies was with Booz Allen Hamilton, Inc. from 1985 until 2002, where he most recently served as a partner. Mr. Davies has been an officer since February 2009.

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

Mr. Mathews has been Senior Vice President and Chief Information Officer since March 2009. Prior to joining Unisys, Mr. Mathews served as Executive Vice President and Chief Information Officer at Interstate Brands, Inc. Prior to Interstate Brands, he was President and Chief Executive Officer of Digital Standard, Inc. from 2004 to 2007 and Senior Vice President, Information Systems and Services for CompuCom Systems, Inc. from 2001 to 2004 where he also served on the Board of Directors of CompuCom’s Federal Systems subsidiary. Mr. Mathews has been an officer since March 2009.

Ms. Smith was elected Senior Vice President, Corporate Development in March 2009. Prior to joining Unisys, she was Senior Vice President, Human Resources and Customer Service and Support at Gateway, Inc. (2006-2008). From 1993 until 2005, Ms. Smith held various leadership roles at CompuCom Systems, Inc., including serving as Senior Vice President and Chief Financial Officer from 1997 until 2005. Ms. Smith has been an officer since March 2009.

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

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2009 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2009, we had 18 major facilities in the United States with an aggregate floor space of approximately 3.6 million square feet, located primarily in California, Michigan, Minnesota, New Jersey, Pennsylvania, Texas, Utah and Virginia. We owned two of these facilities, with aggregate floor space of approximately 1.2 million square feet; 16 of these facilities, with approximately 2.4 million square feet of floor space, were leased to us. Approximately 2.8 million square feet of the U.S. facilities were in current operation, approximately 0.1 million square feet were subleased to others, and approximately 0.7 million square feet were declared surplus with disposition efforts in progress or held in reserve. During the first quarter of 2010, we sold a major facility in Michigan with approximately 0.9 million square feet of floor space.

As of December 31, 2009, we had 16 major facilities outside the United States with an aggregate floor space of approximately 1.7 million square feet, located primarily in Australia, Belgium, Brazil, Germany, India, Netherlands and the United Kingdom. We owned two of these facilities, with approximately 0.4 million square feet of floor space; 14 of these facilities, with approximately 1.3 million square feet of floor space, were leased to us. Approximately 1.2 million square feet were in current operation, approximately 0.4 million square feet were subleased to others, and approximately 0.1 million square feet were being held in reserve or were declared surplus with disposition efforts in progress.

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

Information with respect to litigation is set forth in Note 14, “Litigation and contingencies”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2009 Annual Report to Stockholders, and such information is incorporated herein by reference.

In addition, in July 2008, Lufthansa Systems Passenger Services GmbH sued Unisys Germany in the District Court of Frankfurt, Germany, in connection with a 2005 agreement under which Unisys Germany was to develop passenger management software for Lufthansa Systems. Lufthansa Systems purported to terminate the agreement for cause in July 2007 claiming that Unisys Germany failed to deliver satisfactory software in a timely manner. The lawsuit sought a monetary recovery of approximately 49 million euros. Unisys Germany filed its defense and a counterclaim in the amount of approximately 8.6 million euros. In August 2009, the district court dismissed all of Lufthansa Systems’ claims except a claim for 1.9 million euros for delay of the project and entered judgment against Unisys Germany for this amount, plus interest and a small portion of Lufthansa Systems’ attorneys’ fees. Having dismissed Lufthansa Systems’ claims, the court did not rule on the Unisys Germany counterclaim. During the fourth quarter of 2009, Unisys Germany and Lufthansa Systems settled all claims and counterclaims against each other relating to this matter. The settlement was immaterial to our financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of Unisys during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2009 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2009, there were approximately 42.3 million shares outstanding and approximately 19,900 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

A summary of selected financial data is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2009 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2009 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2009 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2009 and 2008 and the related consolidated statements of income, cash flows and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2009, appearing in the Unisys 2009 Annual Report to Stockholders, together with the reports of KPMG LLP, independent registered public accountants, on the financial statements at December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009 and of Ernst & Young LLP, independent registered public accountants, on the financial statements at December 31, 2007 and the year ended December 31, 2007, appearing in the Unisys 2009 Annual Report to Stockholders, are incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2009 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2009, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2009, based on the specified criteria.

KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2009, as stated in its report that appears in the Unisys 2009 Annual Report to Stockholders, and such report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is incorporated herein by reference to Part I, Item 1 above.

The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”):

•

Information regarding our directors is set forth under the headings “Nominees for Election to the Board of Directors”, “Members of the Board of Directors Continuing in Office — Term Expiring in 2011” and “Members of the Board of Directors Continuing in Office — Term Expiring in 2012”.

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

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2009 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2009 and December 31, 2008

Consolidated Statements of Income for each of the three years in the period ended December 31, 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2009

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

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2009 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 15 through 18. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.30.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/S/ J. EDWARD COLEMAN
J. Edward Coleman
Chairman of the Board and Chief Executive Officer

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010.

/S/ J. EDWARD COLEMAN	*DENISE K. FLETCHER
J. Edward Coleman	Denise K. Fletcher
Chairman of the Board and Chief Executive Officer (principal executive officer)	Director

/S/ JANET BRUTSCHEA HAUGEN	*CLAYTON M. JONES
Janet Brutschea Haugen	Clayton M. Jones
Senior Vice President and Chief Financial Officer (principal financial officer)	Director

/S/ SCOTT HURLEY	*LESLIE F. KEENE
Scott Hurley	Leslie F. Keene
Vice President and Corporate Controller (principal accounting officer)	Director

*HENRY C. DUQUES	*CLAY B. LIFFLANDER
Henry C. Duques	Clay B. Lifflander
Lead Director	Director

*J. P. BOLDUC	*THEODORE E. MARTIN
J.P. Bolduc	Theodore E. Martin
Director	Director

*JAMES J. DUDERSTADT	*CHARLES B. MCQUADE
James J. Duderstadt	Charles B. McQuade
Director	Director

*MATTHEW J. ESPE
Matthew J. Espe	Paul E. Weaver
Director	Director

*By:	/S/ J. EDWARD COLEMAN
J. Edward Coleman
Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unisys Corporation:

Under date of February 24, 2010, we reported on the consolidated balance sheets of Unisys Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity (deficit) and cash flows for the years then ended, as contained in the Annual Report to Stockholders for the year ended December 31, 2009 incorporated in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited for the years ended December 31, 2009 and 2008 the related consolidated financial statement schedule referred to in Item 15(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, as of January 1, 2009, the Company adopted a standard which changed the presentation and disclosure of noncontrolling interests in consolidated financial statements, and retroactively adjusted all periods presented in the consolidated financial statements for the change.

Philadelphia, Pennsylvania

February 24, 2010

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year Ended December 31, 2007	$61.2	$(6.1)	$(3.3)	$51.8
Year Ended December 31, 2008	$51.8	$7.0	$(7.8)	$51.0
Year Ended December 31, 2009	$51.0	$(1.2)	$(4.1)	$45.7

(1)	Includes write-off of bad debts less recoveries and foreign currency translation adjustments.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 23, 2009)

3.3	By-Laws of Unisys Corporation, as amended through December 6, 2007 (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated December 6, 2007)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Form of Indenture, dated as of March 1, 2003, between Unisys Corporation and HSBC Bank USA (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-85650))

4.3	Supplemental Indenture, dated as of December 11, 2007, between Unisys Corporation and HSBC Bank USA, National Association (as successor to HSBC Bank USA) (the “Trustee”) to the Indenture, dated as of March 1, 2003, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 6, 2007)

4.4	Second Supplemental Indenture, dated as of July 30, 2009, between Unisys Corporation and HSBC Bank USA, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated July 31, 2009)

4.5	Indenture, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, including the form of 12 3/4% Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 31, 2009)

4.6	Indenture, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, including the form of 14 1/4% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009)

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Amendment to Amended and Restated Unisys Directors Stock Option Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.7	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.8	Amendment to Amended and Restated 1990 Unisys Long-Term Incentive Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for the 1988 Annual Meeting of Stockholders)

10.10	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.11	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.12	Amendment to Unisys Corporation 2002 Stock Option Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.13	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.14	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.15	Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16	Employment Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17	Agreement, dated December 30, 2008, between Unisys Corporation and Joseph W. McGrath (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.18	Agreement, dated October 8, 2008, between Unisys Corporation and Greg J. Baroni (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated January 29, 2009)

10.19	2005 Deferred Compensation Plan for Directors of Unisys Corporation, amended and restated effective January 1, 2005 except at otherwise noted therein (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.20	Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.21	Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.22	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.23	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24	Form of Restricted Stock Unit Agreement (incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.25	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.26	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.27	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005 except as otherwise noted therein (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.28	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2010

10.29	Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.30	Agreement dated February 9, 2010 between Unisys Corporation and Richard Marcello (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated February 9, 2008)

10.31	Governance and Cooperation Agreement, dated May 20, 2008, by and among Unisys Corporation, MMI Investments, L.P., MCM Capital Management, LLC, Clay B. Lifflander and Charles B. McQuade (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008)

10.32	Collateral Trust Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 31, 2009).

10.33	Priority Lien Pledge and Security Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee, including forms of trademark, copyright and patent security agreements (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 31, 2009).

10.34	Junior Lien Pledge and Security Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee, including forms of trademark, copyright and patent security agreements (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K dated July 31, 2009).

10.35	Registration Rights Agreement, dated as of July 31, 2009, among Unisys Corporation, Goldman, Sachs & Co., Banc of America Securities LLC, and Deutsche Bank Securities Inc.12 (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K dated July 31, 2009).

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2009

21	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of Ernst & Young LLP

24	Power of Attorney

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350