Form 10-Q
period 2010-03-31
UNISYS CORP
filed 2010-04-30
CIK 746838

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                    __________________________________

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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


     Number of shares of Common Stock outstanding as of March 31, 2010
42,574,670.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                             UNISYS CORPORATION
                      CONSOLIDATED BALANCE SHEETS (Unaudited)
                                (Millions)

                                           March 31,   December 31,
                                             2010          2009*
                                         -----------   ------------
Assets
------
Current assets
Cash and cash equivalents                 $  468.5       $  647.6
Accounts and notes receivable, net           736.7          779.7

Inventories:
   Parts and finished equipment               62.7           57.5
   Work in process and materials              40.3           43.0
Deferred income taxes                         13.1           19.9
Prepaid expenses and other current assets    131.2          141.8
Assets of discontinued operations             98.0           82.1
                                          --------       --------
Total                                      1,550.5        1,771.6
                                          --------       --------

Properties                                 1,360.4        1,370.6
Less-Accumulated depreciation and
  amortization                             1,140.5        1,143.2
                                          --------       --------
Properties, net                              219.9          227.4
                                          --------       --------
Outsourcing assets, net                      204.5          213.7
Marketable software, net                     149.2          151.5
Deferred income taxes                        174.9          180.6
Goodwill                                     195.8          198.5
Other long-term assets                       217.0          213.6
                                          --------       --------
Total                                     $2,711.8       $2,956.9
                                          ========       ========
Liabilities and stockholders' deficit
-------------------------------------
Current liabilities
Notes payable and current maturities
   of long-term debt                      $    2.6       $   65.8
Accounts payable                             278.6          300.4
Other accrued liabilities                    904.6        1,017.7
Liabilities of discontinued operations        44.1           39.2
                                          --------       --------
Total                                      1,229.9        1,423.1
                                          --------       --------
Long-term debt                               846.6          845.9
Long-term postretirement liabilities       1,562.6        1,640.6
Other long-term liabilities                  294.4          319.0
Commitments and contingencies

Stockholders' deficit
Common stock, shares issued:
  2010; 42.8, 2009, 42.5                        .4             .4
Accumulated deficit                       (2,418.3)      (2,406.7)
Treasury stock, shares at cost:
  2010; .3, 2009; .2                         (45.8)         (45.0)
Paid-in capital                            4,202.3        4,196.5
Accumulated other comprehensive loss      (2,959.1)      (3,013.5)
                                          --------       --------
   Total Unisys stockholders' deficit     (1,220.5)      (1,268.3)

Noncontrolling interests                      (1.2)          (3.4)
                                          --------       --------
Total stockholders' deficit               (1,221.7)      (1,271.7)
                                          --------       --------
Total                                     $2,711.8       $2,956.9
                                          ========       ========

* Reclassified for discontinued operations.  See note (a).

See notes to consolidated financial statements.

                              UNISYS CORPORATION
                CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Millions, except per share data)


                                         Three Months Ended March 31
                                         ---------------------------
                                             2010           2009*
                                           --------       --------

Revenue
  Services                                 $  871.4       $  956.6
  Technology                                  126.9          116.1
                                           --------       --------
                                              998.3        1,072.7
Costs and expenses
   Cost of revenue:
     Services                                 707.6          786.4
     Technology                                54.6           71.8
                                           --------       --------
                                              762.2          858.2

Selling, general and administrative           156.4          172.1
Research and development                       20.8           27.4
                                           --------       --------
                                              939.4        1,057.7
                                           --------       --------
Operating profit                               58.9           15.0

Interest expense                               26.5           21.8
Other income (expense), net                   (36.8)          (6.7)
                                           --------       --------
Loss from continuing operations
   before income taxes                         (4.4)         (13.5)

Provision for income taxes                     11.3           12.8
                                           --------       --------
Consolidated net loss from
   continuing operations                      (15.7)         (26.3)
Net income attributable to
  noncontrolling interests                     (1.2)          (2.3)
                                           --------       --------
Net loss from continuing operations
  attributable to Unisys Corporation          (16.9)         (28.6)
Income from discontinued operations,
  net of tax                                    5.3            4.2
                                           --------       --------
Net loss attributable
  to Unisys Corporation                    $  (11.6)      $  (24.4)
                                           ========       ========

Earnings (loss) per share attributable
  to Unisys Corporation
   Basic
     Continuing operations                 $   (.40)      $   (.77)
     Discontinued operations                    .13            .11
                                           --------       --------
       Total                               $   (.27)      $   (.66)
                                           ========       ========
   Diluted
     Continuing operations                 $   (.40)      $   (.77)
     Discontinued operations                    .13            .11
                                           --------       --------
       Total                               $   (.27)      $   (.66)
                                           ========       ========

* Reclassified for discontinued operations.  See note (a).


See notes to consolidated financial statements.

                           UNISYS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (Millions)

                                                    Three Months Ended
                                                         March 31
                                                    ------------------
                                                       2010      2009
                                                    --------   -------

Cash flows from operating activities
Consolidated net loss from continuing operations   $  (15.7)    $(26.3)
Income from discontinued operations, net of tax         5.3        4.2
Add (deduct) items to reconcile consolidated
   net loss to net cash (used for)
   provided by operating activities:
Foreign currency transaction losses                    19.9        -
Employee stock compensation                             4.9        2.1
Depreciation and amortization of properties            20.5       23.7
Depreciation and amortization of outsourcing assets    30.2       34.8
Amortization of marketable software                    16.2       25.2
Disposal of capital assets                              2.7       16.0
Loss on sale of capital assets                          2.8        -
Decrease in deferred income taxes, net                  1.2        7.3
Decrease in receivables, net                           21.3       83.7
(Increase) decrease in inventories                     (3.6)      11.8
Decrease in accounts payable and other
  accrued liabilities                                 (85.8)    (116.8)
Decrease in other liabilities                         (24.7)      (4.5)
Increase in other assets                              (24.5)     (21.7)
Other                                                    .9        (.2)
                                                    -------     ------
Net cash (used for) provided by
 operating activities                                 (28.4)      39.3
                                                    -------     ------
Cash flows from investing activities
   Proceeds from investments                          107.8       94.3
   Purchases of investments                          (108.3)     (94.4)
   Collateralized letters of credit                      .5      (61.2)
   Investment in marketable software                  (14.8)     (15.5)
   Capital additions of properties                    (14.8)      (9.9)
   Capital additions of outsourcing assets            (39.0)     (21.9)
   Purchases of businesses                               -         (.4)
   Proceeds from sale of assets                         4.4        -
                                                    -------     ------

Net cash used for investing activities                (64.2)    (109.0)
                                                    -------     ------
Cash flows from financing activities
   Payment of long-term debt                          (64.9)       -
   Proceeds from exercise of stock options              1.1        -
   Net proceeds from short-term borrowings              1.8         .1
   Financing fees                                       (.1)       -
                                                    -------     ------
Net cash (used for) provided by financing activities  (62.1)        .1
                                                    -------     ------
Effect of exchange rate changes on
   cash and cash equivalents                          (24.4)      (5.7)
                                                    -------     ------
Decrease in cash and cash equivalents                (179.1)     (75.3)
Cash and cash equivalents, beginning of period        647.6      544.0
                                                    -------    -------
Cash and cash equivalents, end of period           $  468.5    $ 468.7
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The company's accounting policies are set forth in detail in note (1) of the notes to the consolidated financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company's critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company's consolidated financial statements. There have been no changes in the company's critical accounting policies from those disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2009.

a. On February 1, 2010, the company closed on the sale of its U.S. specialized technology check sorter equipment and related U.S. maintenance business. At December 31, 2009, the assets and liabilities of the business sold were reported as held for sale in the company's consolidated balance sheet as follows: approximately $24 million in "prepaid expenses and other current assets" and approximately $20 million in "other accrued liabilities." These amounts have been reflected at fair value, less cost to sell, and as a result, the company reported an impairment of $13.4 million in 2009 in the company's consolidated statement of income. In the first quarter of 2010, the company recorded an additional loss on the sale of approximately $2.8 million, principally as a result of closing date working capital and other adjustments. The divested business, which has operations in both of the company's reporting segments of Services and Technology, generated 2009 revenue and pretax loss of approximately $100 million and $3 million, respectively.

On April 30, 2010, the company closed on the previously disclosed sale of its health information management (HIM) business for a purchase price of approximately $135 million, subject to adjustment. Effective January 1, 2010, the company's financial statements have been retroactively reclassified to report the HIM business as discontinued operations. As a result, all items within the consolidated statements of income have been reported as income from discontinued operations, net of tax, and all items within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations. In the second quarter of 2010, the company expects to report a gain on the sale, in discontinued operations, of approximately $70 million. The HIM business, which has operations in the company's Services reporting segment, generated 2009 revenue, pretax income and capital expenditures of approximately $110 million, $20 million and $50 million, respectively. For the first quarter of 2010 and 2009, the HIM business generated revenue of $31.6 million and $27.2 million, pretax income of $8.8 million and $7.0 million and a provision for income taxes of $3.5 million and $2.8 million, respectively.

Pursuant to the indentures governing the secured notes maturing in 2014 and 2015, net proceeds from the sale of the HIM business must be placed in a segregated account and may be used only for certain purposes, including to purchase long-term assets that would constitute collateral; to make capital expenditures with respect to assets that constitute collateral; or to repay certain of the company's outstanding debt obligations. To the extent that excess proceeds remain 360 days following the closing of the transaction, the company may be required to offer to acquire the outstanding secured notes at 100% of face value plus accrued and unpaid interest.

b. Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company's Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million.

c. The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three months ended March 31, 2010 and 2009 (dollars in millions, shares in thousands):

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2010            2009
                                                   ---------       ----------
    Net loss from continuing operations
       attributable to Unisys Corporation          $  (16.9)       $  (28.6)
    Income from discontinued operations, net of tax     5.3             4.2
                                                    --------       --------
    Net loss attributable to Unisys Corporation    $  (11.6)       $  (24.4)
                                                    ========       ========
    Basic Earnings (Loss) Per Share

    Weighted average shares                           42,398         37,005
                                                    ========       ========
    Continuing operations                           $   (.40)     $    (.77)
    Discontinued operations                              .13            .11
                                                    --------      ---------
       Total                                        $   (.27)     $    (.66)
                                                    ========      =========
    Diluted Earnings (Loss) Per Share

    Weighted average shares                           42,398          37,005
    Plus incremental shares from assumed
      conversions of employee stock plans                -              -
                                                    --------       ---------
    Adjusted weighted average shares                  42,398          37,005
                                                    ========       =========
    Continuing operations                           $   (.40)      $    (.77)
    Discontinued operations                              .13             .11
                                                    --------       ---------
       Total                                        $   (.27)      $    (.66)
                                                    ========       =========

The following number of securities was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2010, 2,751 and 2009, 4,697.

d. Net periodic pension expense (income) for the three months ended March 31, 2010 and 2009 is presented below (in millions of dollars):

                                     Three Months             Three Months
                                 Ended March 31, 2010     Ended March 31, 2009
                                ----------------------   ----------------------
                                        U.S.    Int'l.            U.S.    Int'l.
                                Total   Plans   Plans    Total    Plans   Plans
                                -----   -----   -----    -----    -----   -----
    Service cost               $  3.9  $   -     $ 3.9  $  2.9  $   -     $ 2.9
    Interest cost                99.9    69.2     30.7    98.3    72.2     26.1
    Expected return on
      plan assets              (124.8)  (91.6)   (33.2) (126.3)  (96.5)   (29.8)
    Amortization of prior
      service cost                 .2      .2       -       .2      .2       -
    Recognized net actuarial
      loss                       20.5    13.9      6.6    22.0    20.9      1.1
                                -----   -----    -----   -----    ----    -----
    Net periodic pension
      expense (income)         $  (.3) $ (8.3)    $8.0   $(2.9) $ (3.2)    $ .3
                                =====   =====     ====   =====  ======     ====

The company currently expects to make cash contributions of approximately $115 million to its worldwide defined benefit pension plans in 2010 compared with $94.0 million in 2009. For the three months ended March 31, 2010 and 2009, $20.0 million and $13.9 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2010.

Net periodic postretirement benefit expense for the three months ended March 31, 2010 and 2009 is presented below (in millions of dollars):

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2010          2009
                                                       ----          ----
    Service cost                                       $ -          $ .1
    Interest cost                                       2.7          3.0
    Expected return on assets                           (.1)         (.1)
    Amortization of prior service cost                   .4           .3
    Recognized net actuarial loss                        .9           .9
                                                       ----         ----
    Net periodic postretirement benefit expense        $3.9         $4.2
                                                       ====         ====

The company expects to make cash contributions of approximately $24 million to its postretirement benefit plan in 2010 compared with $22.7 million in 2009. For the three months ended March 31, 2010 and 2009, $4.8 million and $5.0 million, respectively, of cash contributions have been made.

e. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At March 31, 2010 and 2009, the notional amount of these contracts was $34.0 million and $29.5 million, respectively. At March 31, 2010 and 2009, the fair value of such contracts was a net gain of $.1 million and a net loss of $.4 million, respectively, of which $7.6 million and $.2 million, respectively, has been recognized in "Prepaid expenses and other current assets" and $7.5 million and $.6 million, respectively, has been recognized in "Other accrued liabilities" in the company's consolidated balance sheet. For the three months ended March 31, 2010 and 2009, changes in the fair value of these instruments were a gain of $.2 million and a loss of $.6 million, respectively, which has been recognized in earnings in "Other income (expense), net" in the company's consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At March 31, 2010 and December 31, 2009, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $127 million and $100 million, respectively.

f. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2010, 1.3 million shares of unissued common stock of the company were available for granting under these plans.

    The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:
                                                    Three Months Ended March 31,
                                                ----------------------------
                                                       2010          2009
                                                       ----          ----
Weighted-average fair value of grant                 $17.97         $2.82
Risk-free interest rate                                1.74%         1.57%
Expected volatility                                   72.20%        58.28%
Expected life of options in years                      3.63          3.77
Expected dividend yield                                 -              -

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

During the three months ended March 31, 2010 and 2009, the company recorded $4.9 million and $2.1 million of share-based compensation expense, respectively, which is comprised of $2.1 million and $1.3 million of restricted stock unit expense and $2.8 million and $.8 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2010 follows (shares in thousands):
                                              Weighted-
                               Weighted-      Average        Aggregate
                               Average        Remaining      Intrinsic
                               Exercise       Contractual    Value
   Options           Shares    Price          Term (years)   ($ in millions)
   -------           ------    ---------      ------------   ---------------
Outstanding at
   December
   31, 2009            3,981      $109.30
Granted                  618        34.91
Exercised               (168)        6.40
Forfeited and
   expired              (835)      192.15
                      ------
Outstanding at
   March 31, 2010      3,596        82.48            2.80          $27.2
                      ======
Expected to vest at
   March 31, 2010      1,155        22.01            4.35           15.0
                      ======
Exercisable at
   March 31, 2010      2,378       113.51            2.01           11.2
                      ======

The aggregate intrinsic value represents the total pretax value of the difference between the company's closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The intrinsic value of the company's stock options changes based on the closing price of the company's stock. The total intrinsic value of options exercised for the three months ended March 31, 2010 and 2009 was $4.9 million and zero, respectively.
As of March 31, 2010, $10.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.7 years.

A summary of restricted stock unit activity for the three months ended March 31, 2010 follows (shares in thousands):
                                                                Weighted-
                                         Restricted             Average
                                           Stock                Grant Date
                                           Units                Fair Value
                                         ----------             ----------
Outstanding at December 31, 2009            561                  $40.42
Granted                                     208                   34.79
Vested                                     (144)                  24.44
Forfeited and expired                      (154)                  74.97
                                           ----
Outstanding at March 31, 2010               471                   31.13
                                           ====

The fair value of restricted stock units is determined based on the trading price of the company's common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2010 and 2009 was $6.7 million and $1.1 million, respectively. As of March 31, 2010, there was $6.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company's plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the three months ended March 31, 2010 and 2009 was $3.5 million and $.4 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2010 and 2009 was $1.1 million and zero, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2010 and 2009 was $.4 million and $1.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company's operations by business segment for the three-month periods ended March 31, 2010 and 2009 is presented below (in millions of dollars):
                               Total    Corporate    Services    Technology
                               -----    ---------    --------    ----------
    Three Months Ended
      March 31, 2010
    ------------------
    Customer revenue         $  998.3                $  871.4     $ 126.9
    Intersegment                        $  (23.0)          .8        22.2
                             --------   --------     --------     -------
    Total revenue            $  998.3   $  (23.0)    $  872.2     $ 149.1
                             ========   ========     ========     =======
    Operating income         $   58.9   $   (1.7)    $   40.2     $  20.4
                             ========   ========     ========     =======

    Three Months Ended
      March 31, 2009
    ------------------
    Customer revenue         $1,072.7                $  956.6     $ 116.1
    Intersegment                        $  (37.9)         1.7        36.2
                             --------   --------     --------     -------
    Total revenue            $1,072.7   $  (37.9)    $  958.3     $ 152.3
                             ========   ========     ========     =======
    Operating income (loss)  $   15.0   $   13.5     $   19.2     $ (17.7)
                             ========   ========     ========     =======

Presented below is a reconciliation of total business segment operating income to consolidated loss from continuing operations before income taxes (in millions of dollars):
                                            Three Months Ended March 31
                                            ---------------------------
                                                   2010          2009
                                                   ----          ----
    Total segment operating profit                $ 60.6        $  1.5
    Interest expense                               (26.5)        (21.8)
    Other income (expense), net                    (36.8)         (6.7)
    Corporate and eliminations                      (1.7)         13.5
                                                  ------        ------
    Total loss from continuing operations
      before income taxes                         $ (4.4)       $(13.5)
                                                  ======        ======

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                            Three Months Ended March 31
                                            ---------------------------
                                                  2010           2009
                                                  ----           ----
    Services
     Systems integration and consulting        $  295.2       $  339.5
     Outsourcing                                  389.7          398.2
     Infrastructure services                      125.6          142.2
     Core maintenance                              60.9           76.7
                                                -------       --------
                                                  871.4          956.6
   Technology
     Enterprise-class servers                     102.4           79.6
     Specialized technologies                      24.5           36.5
                                                -------       --------
                                                  126.9          116.1
                                                -------       --------
    Total                                      $  998.3       $1,072.7
                                               ========       ========

Geographic information about the company's revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):
                                            Three Months Ended March 31
                                            ---------------------------
                                                  2010           2009
                                                  ----           ----
     United States                             $  430.6       $  511.3
     United Kingdom                               118.8          130.1
     Other foreign                                448.9          431.3
                                                -------       --------
        Total                                  $  998.3       $1,072.7
                                               ========       ========

h. Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 includes the following components (in millions of dollars):

                                                          2010       2009
                                                        ------     -------
    Consolidated net loss from
       continuing operations                           $ (15.7)    $ (26.3)
    Income from discontinued operations, net of tax        5.3         4.2
                                                       -------     -------
       Total                                             (10.4)      (22.1)
                                                       -------     -------
    Other comprehensive income (loss)
    Foreign currency translation adjustments              (9.0)      (13.8)
    Postretirement adjustments                            64.4        31.9
                                                       -------     -------
    Total other comprehensive income                      55.4        18.1
                                                       -------     -------
    Consolidated comprehensive income (loss)              45.0        (4.0)
    Comprehensive income attributable to
       noncontrolling interests                            2.2         1.7
                                                        -------     ------
    Comprehensive income (loss) attributable to
       Unisys Corporation                              $  47.2      $ (2.3)
                                                       =======      ======

Accumulated other comprehensive loss as of December 31, 2009 and March 31, 2010 is as follows (in millions of dollars):
                                          Translation  Postretirement
                                   Total  Adjustments      Plans
                                   -----  -----------    --------
Balance at December 31, 2009   $(3,013.5)  $(629.9)     $(2,383.6)

Change during period                54.4      (6.5)          60.9
                                --------   -------      ---------
Balance at March 31, 2010      $(2,959.1)  $(636.4)     $(2,322.7)
                                ========   =======      =========

Noncontrolling interests as of December 31, 2009 and March 31, 2010 is as follows (in millions of dollars):

                                Non-Controlling
                                  Interests
                                  -----------
Balance at December 31, 2009       $ (3.4)
Net income                            1.2
Translation adjustments              (2.5)
Postretirement plans                  3.5
                                   --------
Balance at March 31, 2010          $ (1.2)
                                   ========

i. Cash paid during the three months ended March 31, 2010 and 2009 for income taxes was $10.7 million and $8.5 million, respectively.

Cash paid during the three months ended March 31, 2010 and 2009 for interest was $29.4 million and $24.0 million, respectively.

j. Effective January 1, 2010, the company adopted a Financial Accounting Standards Board (FASB) accounting standard which among other changes, eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The company's U.S. trade accounts receivable facility no longer meets the requirements to be treated as a sale of receivables, and therefore will be accounted for as a secured borrowing. See note (m).

In October 2009, the FASB issued two accounting standards. The first standard supersedes certain prior accounting guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative-selling-price method). The standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to this standard. The second standard amends prior software revenue recognition accounting guidance by excluding from the scope of such prior guidance tangible products that contain both software elements and non-software elements that function together to deliver the tangible product's essential functionality. Both of these standards must be adopted at the same time and both will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the company is January 1, 2011. Early adoption is permitted. If an entity elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity is required to apply the amendments retrospectively from the beginning of the entity's fiscal year. An entity may elect, but is not required, to adopt these amendments retrospectively to prior periods. The company is currently assessing when it will adopt these standards and is evaluating the impact of the adoption on its consolidated results of operations and financial position; however, the company expects, as indicated in the standards, that the application of the amended guidance will result in revenue being recognized earlier than had been required under the prior guidance.

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

The company has contracts with the General Services Administration (GSA), known as Multiple Award Schedule Contracts, under which various U.S. governmental agencies can purchase products and services from the company. Auditors from the GSA's Office of Inspector General are reviewing the company's compliance with the disclosure and pricing provisions under two of these contracts, and whether the company has potentially overcharged the government under the contracts. Separately, the company has made voluntary disclosures about these matters to the responsible GSA contracting officers. The company is providing pricing and other information to the GSA auditors and is working cooperatively with them. The Inspector General is nearing completion of its audit on one of these contracts, and the company does not expect this matter to have a material adverse effect. The audit on the other contract is in its preliminary stages, and the company cannot predict the outcome at this time.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2010, it has adequate provisions for any such matters.

l. Accounting rules governing income taxes require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. In addition, the rules require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

A full valuation allowance was recognized in 2005 and is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company's provision or benefit for taxes will vary significantly depending on the geographic distribution of income. Due to its full valuation allowance in the U.S., the recently enacted health care legislation will have no impact on the company's U.S. deferred tax assets.

m. In May 2008, the company entered into a three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company's business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. Other termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million.

As discussed in note (j), effective January 1, 2010, the company adopted a new accounting standard whereby the company's U.S. trade accounts receivable facility no longer meets the requirements to be treated as a sale, and therefore will be accounted for as a secured borrowing. At March 31, 2010 and December 31, 2009, receivables of zero and $100 million, respectively, were sold. At December 31, 2009, the receivables sold under the facility of $100 million were treated as a sale and therefore removed from the accompanying consolidated balance sheet.

n. At March 31, 2010, the company's cost-reduction liability, substantially all of which relates to idle lease cost, was approximately $27 million.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The company reported significantly improved operating profitability in the first quarter of 2010, despite lower revenue, as it continues to streamline its operations and reduce costs as part of its ongoing turnaround program.

First-quarter 2010 operating profit nearly quadrupled to $58.9 million, or 5.9% of revenue, compared with operating profit of $15.0 million, or 1.4% of revenue, in the first quarter of 2009. The company reported significant profit improvement in both its services and technology segments in the quarter.

The company's net results in the quarter were impacted by approximately $35 million of foreign exchange losses in Other Income/Expense, including $20 million relating to the January 2010 currency devaluation in Venezuela (see note
(b) of the Notes to Consolidated Financial Statements). Including this impact, the company reported a first-quarter 2010 net loss of $11.6 million compared with a first-quarter 2009 net loss of $24.4 million, which included approximately $7 million of foreign exchange losses in Other Income/Expense.

Revenue in the first quarter of 2010 declined 7 percent to $998 million compared with $1.07 billion in the year-ago quarter, as the company continues to focus on profitable businesses that build on its core areas of strength. Approximately two percentage points of the revenue decline in the quarter was due to divested businesses. Foreign exchange rates had an approximately 5 percentage-point positive impact on revenue in the quarter.

On April 30, 2010, the company closed on the previously disclosed sale of its health information management (HIM) business for a purchase price of approximately $135 million, subject to adjustment. Effective January 1, 2010, the company's financial statements have been retroactively reclassified to report the HIM business as discontinued operations. As a result, all items within the consolidated statements of income have been reported as income from discontinued operations, net of tax, and all items within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations.

RESULTS OF OPERATIONS

COMPANY RESULTS

Revenue for the quarter ended March 31, 2010 was $998.3 million compared with $1,072.7 million for the first quarter of 2009, a decrease of 7% from the prior year. Approximately two percentage points of the decline was due to divestiture of businesses. Foreign currency fluctuations had a 5-percentage-point positive impact on revenue in the current period compared with the year-ago period. Services revenue declined 9% and Technology revenue increased 9% in the current quarter compared with the year-ago period. U.S. revenue was down 16% in the first quarter compared with the year-ago period, driven by decreases in both Federal government and commercial revenue. International revenue increased 1% in the current quarter principally due to an increase in Brazil and the South Pacific, offset in part by declines in Europe and Asia. Foreign currency had a 10-percentage-point positive impact on international revenue in the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

Total gross profit margin was 23.7% in the three months ended March 31, 2010 compared with 20.0% in the three months ended March 31, 2009. The increase in gross profit margin principally reflects higher ClearPath sales as well as the benefits derived from cost reduction actions.

Selling, general and administrative expense in the three months ended March 31, 2010 was $156.4 million (15.7% of revenue) compared with $172.1 million (16.0% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits derived in 2010 from cost reduction actions as well as foreign currency exchange fluctuations.

Research and development (R&D) expenses in the first quarter of 2010 were $20.8 million compared with $27.4 million in the first quarter of 2009. The decrease in R&D expenses in 2010 compared with 2009 principally reflects changes in the company's development model as the company has focused its investments on software development versus hardware design.

For the first quarter of 2010, the company reported an operating profit of $58.9 million compared with an operating profit of $15.0 million in the first quarter of 2009.

For the three months ended March 31, 2010 pension income was $.3 million compared with pension income of $2.9 million for the three months ended March 31, 2009. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Interest expense for the three months ended March 31, 2010 was $26.5 million compared with $21.8 million for the three months ended March 31, 2009. The increase in interest expense in 2010 was primarily due to higher interest rates associated with the debt issued with the 2009 debt exchange.

Other income (expense), net was an expense of $36.8 million in the first quarter of 2010, compared with expense of $6.7 million in 2009. The increase in expense was principally due to foreign exchange losses of $35.4 million in the three months ended March 31, 2010 compared with losses of $7.0 million in the three months ended March 31, 2009. Included in the foreign exchange losses for the first quarter of 2010 was $19.9 million related to the recent Venezuelan devaluation, see note (b) of the Notes to Consolidated Financial Statements.

The loss from continuing operations before income taxes for the three months ended March 31, 2010 was $4.4 million compared with a loss of $13.5 million in 2009. The provision for income taxes was $11.3 million in the current quarter compared with a provision of $12.8 million in the year-ago period. As discussed in note (l) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company's U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company's provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income. Due to its full valuation allowance in the U.S., the recently enacted health care legislation will have no impact on the company's U.S. deferred tax assets.

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

Also included in the Technology segment's sales and operating income are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2010 and 2009 was $.4 million and $1.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating profit exclusive of cost reduction charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

                                       Elimi-
                            Total      nations      Services    Technology
                           -------     -------      --------    ----------
Three Months Ended
March 31, 2010
------------------
Customer revenue          $  998.3                 $  871.4     $ 126.9
Intersegment                           $ (23.0)          .8        22.2
                          --------     -------      -------      ------
Total revenue             $  998.3     $ (23.0)    $  872.2     $ 149.1
                          ========    ========     ========     =======

Gross profit percent          23.7%                    18.2%       52.2%
                          ========                  =======      ======
Operating profit percent       5.9%                     4.6%       13.7%
                          ========                  =======      ======

Three Months Ended
March 31, 2009
------------------
Customer revenue          $1,072.7                 $  956.6     $ 116.1
Intersegment                           $ (37.9)         1.7        36.2
                          --------     -------      -------      ------
Total revenue             $1,072.7     $ (37.9)    $  958.3     $ 152.3
                          ========    ========     ========     =======

Gross profit percent          20.0%                    15.8%       33.3%
                          ========                  =======      ======
Operating profit
  (loss) percent               1.4%                     2.0%      (11.6)%
                          ========                  =======      ======

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

                                    Three Months
                                   Ended March 31
                                 ------------------      Percent
                                   2010       2009        Change
                                   ----       ----       --------
    Services
     Systems integration
       and consulting            $  295.2    $ 339.5      (13.0)%
     Outsourcing                    389.7      398.2       (2.1)%
     Infrastructure services        125.6      142.2      (11.7)%
     Core maintenance                60.9       76.7      (20.6)%
                                 --------   --------
                                    871.4      956.6       (8.9)%
    Technology
     Enterprise-class servers       102.4       79.6        28.6%
     Specialized technologies        24.5       36.5      (32.9)%
                                 --------   --------
                                    126.9      116.1         9.3%
                                 --------   --------
    Total                        $  998.3   $1,072.7        (6.9)%
                                 ========   ========

In the Services segment, customer revenue was $871.4 million for the three months ended March 31, 2010 down 8.9% from the three months ended March 31, 2009. Foreign currency translation had a 5-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 13.0% from $339.5 million in the March 2009 quarter to $295.2 million in the March 2010 quarter, reflecting lower demand for project-based services.

Outsourcing revenue decreased 2.1% for the three months ended March 31, 2010 to $389.7 million compared with the three months ended March 31, 2009, as an increase in information technology outsourcing (ITO) revenue was more than offset by a decline in business processing outsourcing (BPO) revenue.

Infrastructure services revenue declined 11.7% for the three month period ended March 31, 2010 compared with the three month period ended March 31, 2009, reflecting the company's de-emphasis of lower-margin business, as well as the shift from project work to managed outsourcing contracts.

Core maintenance revenue declined 20.6% in the current quarter compared with the prior-year quarter. Approximately half of the decline was due to the divestiture of a business. The company expects the secular decline of core maintenance to continue.

Services gross profit was 18.2% in the first quarter of 2010 compared with 15.8% in the year-ago period. Services operating income percent was 4.6% in the three months ended March 31, 2010 compared with 2.0% in the three months ended March 31, 2009. The increase in Services gross profit and operating profit margins was principally due to the benefits derived from the cost reduction actions.

In the Technology segment, customer revenue was $126.9 million in the current quarter compared with $116.1 million in the year-ago period for an increase of 9.3%. Foreign currency translation had a positive impact of approximately 7-percentage points on Technology revenue in the current period compared with the prior-year period. The increase in Technology revenue in 2010 was principally due to higher sales in the United States and Brazil.

Revenue from the company's enterprise-class servers, which includes the company's ClearPath and ES7000 product families, increased 28.6% for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. The increase was principally due to higher sales of the company's ClearPath products.

Revenue from specialized technologies decreased 32.9% for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, principally due to lower sales of third-party technology products as well as the divestiture of a business.

Technology gross profit was 52.2% in the current quarter compared with 33.3% in the year-ago quarter. Technology operating income (loss) percent was 13.7% in the three months ended March 31, 2010 compared with (11.6)% in the three months ended March 31, 2009. The increases in gross profit and operating profit margins in 2010 compared with 2009 reflects a richer mix of high margin enterprise servers.

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

Cash and cash equivalents at March 31, 2010 were $468.5 million compared with $647.6 million at December 31, 2009. The decline was primarily due to the payment at maturity of approximately $65 million of long-term debt and the reduction of utilization of the company's $150 million U.S. accounts receivable securitization facility. At December 31, 2009, the company had sold $100 million of receivables under the facility compared with zero as of March 31, 2010.

During the three months ended March 31, 2010, cash used for operations was $28.4 million compared with cash provided of $39.3 million for the three months ended March 31, 2009. As discussed above, during the first quarter of 2010 the company reduced the utilization of its U.S. accounts receivable securitization facility. At December 31, 2009, the company had sold $100 million of receivables under the facility compared with zero as of March 31, 2010. This decreased cash provided by operations by $100 million in the first quarter of 2010. Cash expenditures in the current quarter related to cost-reduction actions (which are included in operating activities) were approximately $6.2 million compared with $26.7 million for the prior-year quarter. Cash expenditures for prior year cost-reduction actions are expected to be approximately $9.4 million for the remainder of 2010, resulting in an expected cash expenditure of approximately $15.6 million in 2010 compared with $61.3 million in 2009.

Cash used for investing activities for the three months ended March 31, 2010 was $64.2 million compared with cash usage of $109.0 million during the three months ended March 31, 2009. Items affecting cash used for investing activities were the following: Net purchases of investments were $.5 million for the three months ended March 31, 2010 compared with net purchases of $.1 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company's currency exposure to market risks from changes in foreign currency exchange rates. During the three months ended March 31, 2010, the company generated $.5 million of cash from the net change in cash collateralization required compared with a cash usage of $61.2 million used in the prior year. In addition, in the current quarter, the investment in marketable software was $14.8 million compared with $15.5 million in the year-ago period, capital additions of properties were $14.8 million in 2010 compared with $9.9 million in 2009 and capital additions of outsourcing assets were $39.0 million in 2010 compared with $21.9 million in 2009.

Cash used for financing activities during the three months ended March 31, 2010 was $62.1 million compared with cash provided of $.1 million during the three months ended March 31, 2009. The current quarter includes $64.9 million used to pay at maturity the remainder of the company's 6 7/8% senior notes due March 2010.

At March 31, 2010, total debt was $849.2 million, a decrease of $62.5 million from December 31, 2009, principally due to the payment of the company's
6 7/8% senior notes, discussed above.

The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

On May 16, 2008, the company entered into a three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company's business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. Termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At March 31, 2010 and December 31, 2009, the company had sold zero and $100 million, respectively, of eligible receivables. As discussed in note (j) of the Notes to Consolidated Financial Statements, effective January 1, 2010, the company adopted an accounting standard whereby its U.S. trade accounts receivable facility no longer meets the requirements to be treated as a sale of receivables, and therefore will be accounted for as a secured borrowing. See note (m) of the Notes to Consolidated Financial Statements.

At March 31, 2010, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

The company currently expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2010. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to make cash contributions to its U.S. qualified defined benefit pension plan in 2010. Under current U.S. Pension Protection Act (PPA) rules, the company believes that it will be required to make a cash contribution of up to approximately $30 million in 2011 to fund its U.S. qualified defined benefit pension plan.

Pursuant to the indentures governing the secured notes maturing in 2014 and 2015, net proceeds from the sale of the HIM business must be placed in a segregated account and may be used only for certain purposes, including to purchase long-term assets that would constitute collateral; to make capital expenditures with respect to assets that constitute collateral; or to repay certain of the company's outstanding debt obligations. To the extent that excess proceeds remain 360 days following the closing of the transaction, the company may be required to offer to acquire the outstanding secured notes at 100% of face value plus accrued and unpaid interest. See note (a) of the Notes to Consolidated Financial Statements.

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

Factors that could affect future results include the following:

THE COMPANY'S BUSINESS IS AFFECTED BY THE ECONOMIC AND BUSINESS ENVIRONMENT. The company's recent financial results have been impacted by the global economic slowdown. The company has seen this slowdown particularly in its financial services business but also in other key commercial industries, as clients reacted to economic uncertainties by reducing information technology spending. Decreased demand for the company's services and products has impacted its revenue and profit margins. If economic conditions worsen, the company could see reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of clients, which could also result in a decrease in demand. The company's business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company's business.

THE COMPANY'S FUTURE RESULTS MAY DEPEND ON ITS ABILITY TO ACCESS EXTERNAL CREDIT MARKETS. The capital and credit markets have experienced volatility and disruption. Financial market conditions may impact the company's ability to borrow, to refinance its outstanding debt, or to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. Although the company intends to use cash on hand to address its liquidity needs, its ability to do so assumes that its operations will continue to generate sufficient cash.

THE COMPANY HAS SIGNIFICANT PENSION OBLIGATIONS. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. The company expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2010. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2010. Under current U.S. Pension Protection Act (PPA) rules, the company believes that it will be required to make a cash contribution of up to approximately $30 million in 2011 to its U.S. qualified defined benefit pension plan.

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

THE COMPANY'S FUTURE RESULTS WILL DEPEND ON THE SUCCESS OF ITS TURNAROUND PROGRAM. Over the past several years, the company has implemented and is continuing to implement, significant cost-reduction measures intended to improve profitability. In prior years, the company has incurred significant cost reduction charges in connection with these efforts. Future results will depend on the success of these efforts as well as on the success of the company's program to focus its global resources and simplify its business structure. This program is based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. Furthermore, the company's institutional stockholders may attempt to influence these strategies.

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

FUTURE RESULTS WILL ALSO DEPEND, IN PART, ON MARKET DEMAND FOR THE COMPANY'S HIGH-END ENTERPRISE SERVERS AND MAINTENANCE ON THESE SERVERS. In recent years, the company's high-end enterprise servers and maintenance on these servers have experienced secular revenue declines. The company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend, in part, on customer acceptance of ClearPath systems and the company's ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base.

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

THE COMPANY IS SUBJECT TO THE RISKS OF DOING BUSINESS INTERNATIONALLY. More than half of the company's total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, currency restrictions and devaluations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the Foreign Corrupt Practices Act and non-U.S. laws and regulations.

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

PENDING LITIGATION COULD AFFECT THE COMPANY'S RESULTS OF OPERATIONS OR CASH FLOW. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters and intellectual property. See note (j) of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company's results of operations or cash flow could be affected in any particular period by the resolution of one or more of the legal matters pending against it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

There has been no material change in the company's assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.


Item 4.  Controls and Procedures
--------------------------------

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



                                              UNISYS CORPORATION

Date: April 30, 2010                           By: /s/ Janet Brutschea Haugen
                                                -----------------------------
                                                Janet Brutschea Haugen
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                             By: /s/ Scott Hurley
                                                 ----------------------
                                                 Scott Hurley
                                                 Vice President and
                                                 Corporate Controller
                                                 (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit
Number                        Description
-------                       -----------
3.1 Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated April 29, 2010)

3.2 Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K dated April 29, 2010)

10 Agreement dated February 9, 2010 between Unisys Corporation and Richard C. Marcello (incorporated by reference to Exhibit 10 to the registrant's Current Report on Form 8-K dated February 9, 2010)

12       Statement of Computation of Ratio of Earnings to Fixed Charges

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