Form 10-Q
period 2010-06-30
UNISYS CORP
filed 2010-07-30
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-8729

UNISYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0387840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Lakeview Drive, Suite 100 Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 986-4011

Unisys Way, Blue Bell, Pennsylvania 19424

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of June 30, 2010: 42,614,560.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	June 30, 2010	December 31, 2009*
Assets
Current assets
Cash and cash equivalents	$496.5	$647.6
Accounts and notes receivable, net	786.2	779.7
Inventories:
Parts and finished equipment	56.0	57.5
Work in process and materials	34.8	43.0
Deferred income taxes	24.5	19.9
Prepaid expenses and other current assets	128.7	141.8
Assets of discontinued operations	—	82.1

Total	1,526.7	1,771.6

Properties	1,353.9	1,370.6
Less-Accumulated depreciation and amortization	1,128.1	1,143.2

Properties, net	225.8	227.4

Outsourcing assets, net	175.8	213.7
Marketable software, net	147.1	151.5
Deferred income taxes	161.3	180.6
Goodwill	192.2	198.5
Other long-term assets	285.5	213.6

Total	$2,714.4	$2,956.9

Liabilities and stockholders’ deficit
Current liabilities
Current maturities of long-term debt	$.7	$65.8
Accounts payable	265.3	300.4
Deferred revenue	459.5	450.6
Other accrued liabilities	435.1	567.1
Liabilities of discontinued operations	—	39.2

Total	1,160.6	1,423.1

Long-term debt	835.7	845.9
Long-term postretirement liabilities	1,507.7	1,640.6
Long-term deferred revenue	150.3	176.3
Other long-term liabilities	140.2	142.7
Commitments and contingencies
Stockholders’ deficit
Common stock, shares issued: 2010; 42.9, 2009; 42.5	.4	.4
Accumulated deficit	(2,298.1)	(2,406.7)
Treasury stock, shares at cost: 2010; .3, 2009; .2	(45.9)	(45.0)
Paid-in capital	4,203.5	4,196.5
Accumulated other comprehensive loss	(2,940.5)	(3,013.5)

Total Unisys stockholders’ deficit	(1,080.6)	(1,268.3)
Noncontrolling interests	.5	(3.4)

Total stockholders’ deficit	(1,080.1)	(1,271.7)

Total	$2,714.4	$2,956.9

*	Reclassified for discontinued operations. See note (a).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009*	2010	2009*
Revenue
Services	$911.3	$1,002.5	$1,782.7	$1,959.1
Technology	145.0	98.7	271.9	214.8

	1,056.3	1,101.2	2,054.6	2,173.9
Costs and expenses
Cost of revenue:
Services	726.0	786.1	1,433.6	1,572.5
Technology	42.0	54.5	96.6	126.3

	768.0	840.6	1,530.2	1,698.8
Selling, general and administrative	160.5	167.8	316.9	339.9
Research and development	21.1	25.1	41.9	52.5

	949.6	1,033.5	1,889.0	2,091.2

Operating income	106.7	67.7	165.6	82.7
Interest expense	25.3	21.2	51.8	43.0
Other income (expense), net	(7.6)	3.0	(44.4)	(3.7)

Income from continuing operations before income taxes	73.8	49.5	69.4	36.0
Provision for income taxes	13.2	13.5	24.5	26.3

Consolidated net income from continuing operations	60.6	36.0	44.9	9.7
Net income attributable to noncontrolling interests	(1.2)	(2.5)	(2.4)	(4.8)

Net income from continuing operations attributable to Unisys Corporation	59.4	33.5	42.5	4.9
Income from discontinued operations, net of tax	60.8	4.6	66.1	8.8

Net income attributable to Unisys Corporation	$120.2	$38.1	$108.6	$13.7

Earnings per share attributable to Unisys Corporation
Basic
Continuing operations	$1.39	$.91	$1.00	$.13
Discontinued operations	1.43	.12	1.56	.24

Total	$2.82	$1.03	$2.56	$.37

Diluted
Continuing operations	$1.37	$.90	$.98	$.13
Discontinued operations	1.40	.12	1.52	.24

Total	$2.77	$1.02	$2.50	$.37

*	Reclassified for discontinued operations. See note (a).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities
Consolidated net income from continuing operations	$44.9	$9.7
Income from discontinued operations, net of tax	66.1	8.8
Add (deduct) items to reconcile consolidated net income to net cash provided by operating activities:
Foreign currency transaction losses	19.9	—
Loss on debt extinguishment	1.4	—
Employee stock compensation	5.8	3.8
Depreciation and amortization of properties	39.6	48.4
Depreciation and amortization of outsourcing assets	58.6	75.7
Amortization of marketable software	31.2	49.7
Disposal of capital assets	7.4	5.6
Gain on sale of businesses and assets	(62.0)	—
(Increase) decrease in deferred income taxes, net	(9.3)	3.9
(Increase) decrease in receivables, net	(52.2)	101.7
Decrease in inventories	5.8	15.8
Decrease in accounts payable and other accrued liabilities	(65.6)	(206.2)
(Decrease) increase in other liabilities	(34.4)	21.8
Increase in other assets	(35.0)	(52.0)
Other	1.0	1.0

Net cash provided by operating activities	23.2	87.7

Cash flows from investing activities
Proceeds from investments	211.8	200.9
Purchases of investments	(211.4)	(199.6)
Restricted deposits	(80.6)	(72.3)
Investment in marketable software	(27.3)	(29.5)
Capital additions of properties	(37.3)	(18.1)
Capital additions of outsourcing assets	(51.7)	(53.2)
Purchases of businesses	—	(1.5)
Proceeds from sale of businesses and assets	130.3	—

Net cash used for investing activities	(66.2)	(173.3)

Cash flows from financing activities
Payments of long-term debt	(78.0)	—
Proceeds from exercise of stock options	1.2	—
Financing fees	(.1)	(.7)

Net cash used for financing activities	(76.9)	(.7)

Effect of exchange rate changes on cash and cash equivalents	(31.2)	17.3

Decrease in cash and cash equivalents	(151.1)	(69.0)
Cash and cash equivalents, beginning of period	647.6	544.0

Cash and cash equivalents, end of period	$496.5	$475.0

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, and assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity and foreign currency markets and reductions in information technology spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

The company’s accounting policies are set forth in detail in note (1) of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

a. On February 1, 2010, the company closed on the sale of its U.S. specialized technology check sorter equipment and related U.S. maintenance business. At December 31, 2009, the assets and liabilities of the business sold were reported as held for sale in the company’s consolidated balance sheet as follows: approximately $24 million in “prepaid expenses and other current assets” and approximately $20 million in “other accrued liabilities.” These amounts had been reflected at fair value, less cost to sell, and as a result, the company reported an impairment of $13.4 million in 2009 in the company’s consolidated statement of income. In the first half of 2010, the company recorded an additional loss on the sale of approximately $2.8 million, principally as a result of closing date working capital and other adjustments. The divested business, which had operations in both of the company’s reporting segments of Services and Technology, generated 2009 revenue and pretax loss of approximately $100 million and $3 million, respectively.

On April 30, 2010, the company closed on the previously disclosed sale of its health information management (HIM) business. Effective January 1, 2010, the company’s financial statements have been retroactively reclassified to report the HIM business as discontinued operations. As a result, all items relating to the HIM business within the consolidated statements of income have been reported as income from discontinued operations, net of tax, and all items relating to the HIM business within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations.

The HIM business, which had operations in the company’s Services reporting segment, generated 2009 revenue, pretax income and capital expenditures of approximately $110 million, $20 million and $50 million, respectively.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The results of discontinued operations for the three and six months ended June 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2010*	2009	2010*	2009
Revenue	$10.4	$27.5	$42.0	$54.7

Income
Operations	$.9	$7.7	$9.7	$14.7
Gain on sale	64.8	—	64.8	—

	65.7	7.7	74.5	14.7
Income tax provision	4.9	3.1	8.4	5.9

Income from discontinued operations, net of tax	$60.8	$4.6	$66.1	$8.8

*	Includes results of operations through the April 30, 2010 closing date.

Pursuant to the indentures governing the secured notes maturing in 2014 and 2015, net proceeds from the sale of the HIM business were required to be placed in a segregated account and may be used only for certain purposes, including to purchase long-term assets that would constitute collateral; to make capital expenditures with respect to assets that constitute collateral; to repay certain of the company’s outstanding debt obligations; or to acquire other assets that are used or useful in its business and that would constitute collateral. If more than $75 million of net proceeds remain 360 days following the closing of the transaction, the company will be required to use those proceeds to offer to acquire the outstanding secured notes at 100% of face value plus accrued and unpaid interest. At June 30, 2010, $101.3 million remained in such account, which is reported in other long-term assets in the company’s consolidated balance sheet.

b. Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million. The company has used and continues to use the official exchange rate for translation purposes. At June 30, 2010, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $20 million.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

c. The following table shows how earnings per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2010 and 2009 (dollars in millions, shares in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net income from continuing operations attributable to Unisys Corporation	$59.4	$33.5	$42.5	$4.9
Income from discontinued operations, net of tax	60.8	4.6	66.1	8.8

Net income attributable to Unisys Corporation	$120.2	$38.1	$108.6	$13.7

Basic Earnings Per Share
Weighted average shares	42,590	37,032	42,494	37,018

Continuing operations	$1.39	$.91	$1.00	$.13
Discontinued operations	1.43	.12	1.56	.24

Total	$2.82	$1.03	$2.56	$.37

Diluted Earnings Per Share
Weighted average shares	42,590	37,032	42,494	37,018
Plus incremental shares from assumed conversions of employee stock plans	739	417	862	260

Adjusted weighted average shares	43,329	37,449	43,356	37,278

Continuing operations	$1.37	$.90	$.98	$.13
Discontinued operations	1.40	.12	1.52	.24

Total	$2.77	$1.02	$2.50	$.37

The following number of securities was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2010, 2,545 and 2009, 3,217.

d. Net periodic pension expense (income) for the three and six months ended June 30, 2010 and 2009 is presented below (in millions of dollars):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$3.3	$—	$3.3	$2.7	$—	$2.7
Interest cost	97.8	69.0	28.8	98.1	70.3	27.8
Expected return on plan assets	(122.0)	(90.9)	(31.1)	(127.3)	(95.9)	(31.4)
Amortization of prior service cost	—	.1	(.1)	.3	.2	.1
Recognized net actuarial loss	19.7	13.3	6.4	17.3	16.2	1.1

Net periodic pension expense (income)	$(1.2)	$(8.5)	$7.3	$(8.9)	$(9.2)	$.3

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$7.2	$—	$7.2	$5.6	$—	$5.6
Interest cost	197.7	138.2	59.5	196.4	142.5	53.9
Expected return on plan assets	(246.8)	(182.5)	(64.3)	(253.6)	(192.4)	(61.2)
Amortization of prior service cost	.2	.3	(.1)	.5	.4	.1
Recognized net actuarial loss	40.2	27.2	13.0	39.3	37.1	2.2

Net periodic pension expense (income)	$(1.5)	$(16.8)	$15.3	$(11.8)	$(12.4)	$.6

The company currently expects to make cash contributions of approximately $115 million to its worldwide defined benefit pension plans in 2010 compared with $94.0 million in 2009. For the six months ended June 30, 2010 and 2009, $39.5 million and $30.9 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2010.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2010 and 2009 is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost	$.1	$.1	$.1	$.2
Interest cost	2.6	2.9	5.3	5.9
Expected return on assets	(.2)	(.1)	(.3)	(.2)
Amortization of prior service cost	.3	.4	.7	.7
Recognized net actuarial loss	1.0	.8	1.9	1.7

Net periodic postretirement benefit expense	$3.8	$4.1	$7.7	$8.3

The company expects to make cash contributions of approximately $24 million to its postretirement benefit plan in 2010 compared with $22.7 million in 2009. For the six months ended June 30, 2010 and 2009, $10.4 million and $10.0 million, respectively, of cash contributions have been made.

e. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At June 30, 2010 and 2009, the notional amount of these contracts was $40.1 million and $31.0 million, respectively. At June 30, 2010 and 2009, the fair value of such contracts was zero and a net gain of $.5 million, respectively, of which $6.5 million and $4.0 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $6.5 million and $3.5 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the six months ended June 30, 2010 and 2009, changes in the fair value of these instruments were a loss of $.1 million and a gain of $.3 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2010 and December 31, 2009, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $95 million and $100 million, respectively.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

f. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2010, 5.1 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Six Months Ended June 30,
	2010	2009
Weighted-average fair value of grant	$17.97	$2.82
Risk-free interest rate	1.74%	1.57%
Expected volatility	72.20%	58.28%
Expected life of options in years	3.63	3.77
Expected dividend yield	—	—

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

During the six months ended June 30, 2010 and 2009, the company recorded $5.8 million and $3.8 million of share-based compensation expense, respectively, which is comprised of $2.1 million and $2.6 million of restricted stock unit expense and $3.7 million and $1.2 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2010 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2009	3,981	$109.30
Granted	608	34.90
Exercised	(190)	6.49
Forfeited and expired	(962)	174.95

Outstanding at June 30, 2010	3,437	83.84	2.53	$9.9

Expected to vest at June 30, 2010	1,072	21.99	4.09	5.3

Exercisable at June 30, 2010	2,317	113.76	1.77	4.3

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2010 and 2009 was $5.4 million and zero, respectively. As of June 30, 2010, $8.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.4 years.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

A summary of restricted stock unit activity for the six months ended June 30, 2010 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	561	$40.42
Granted	219	34.73
Vested	(146)	25.17
Forfeited and expired	(203)	66.47

Outstanding at June 30, 2010	431	29.54

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2010 and 2009 was $7.6 million and $1.1 million, respectively. As of June 30, 2010, there was $5.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the six months ended June 30, 2010 and 2009 was $3.7 million and $.4 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2010 and 2009 was $1.2 million and zero, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

g. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services – systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology – enterprise-class servers and other technology.

The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company’s Services channels. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2010 and 2009 was $.1 million and $9.1 million, respectively. The amount for the six months ended June 30, 2010 and 2009 was $.5 million and $10.6 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2010 and 2009 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2010
Customer revenue	$1,056.3		$911.3	$145.0
Intersegment		$(36.2)	1.5	34.7

Total revenue	$1,056.3	$(36.2)	$912.8	$179.7

Operating income	$106.7	$2.6	$54.9	$49.2

Three Months Ended June 30, 2009
Customer revenue	$1,101.2		$1,002.5	$98.7
Intersegment		$(47.3)	1.6	45.7

Total revenue	$1,101.2	$(47.3)	$1,004.1	$144.4

Operating income (loss)	$67.7	$1.4	$74.2	$(7.9)

Six Months Ended June 30, 2010
Customer revenue	$2,054.6		$1,782.7	$271.9
Intersegment		$(59.2)	2.3	56.9

Total revenue	$2,054.6	$(59.2)	$1,785.0	$328.8

Operating income	$165.6	$.9	$95.1	$69.6

Six Months Ended June 30, 2009
Customer revenue	$2,173.9		$1,959.1	$214.8
Intersegment		$(85.2)	3.3	81.9

Total revenue	$2,173.9	$(85.2)	$1,962.4	$296.7

Operating income (loss)	$82.7	$14.9	$93.4	$(25.6)

Presented below is a reconciliation of total business segment operating income to consolidated income from continuing operations before income taxes (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Total segment operating income	$104.1	$66.3	$164.7	$67.8
Interest expense	(25.3)	(21.2)	(51.8)	(43.0)
Other income (expense), net	(7.6)	3.0	(44.4)	(3.7)
Corporate and eliminations	2.6	1.4	.9	14.9

Total income from continuing operations before income taxes	$73.8	$49.5	$69.4	$36.0

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Services
Systems integration and consulting	$335.3	$351.7	$630.5	$691.2
Outsourcing	402.3	430.4	792.0	828.6
Infrastructure services	115.1	143.8	240.7	286.0
Core maintenance	58.6	76.6	119.5	153.3

	911.3	1,002.5	1,782.7	1,959.1
Technology
Enterprise-class servers	131.6	77.1	234.0	156.7
Other technology	13.4	21.6	37.9	58.1

	145.0	98.7	271.9	214.8

Total	$1,056.3	$1,101.2	$2,054.6	$2,173.9

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
United States	$450.2	$514.6	$880.8	$1,025.9
United Kingdom	133.0	136.3	251.8	266.4
Other international	473.1	450.3	922.0	881.6

Total	$1,056.3	$1,101.2	$2,054.6	$2,173.9

h. Comprehensive income for the three and six months ended June 30, 2010 and 2009 includes the following components (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Consolidated net income from continuing operations	$60.6	$36.0	$44.9	$9.7
Income from discontinued operations, net of tax	60.8	4.6	66.1	8.8

Total	121.4	40.6	111.0	18.5

Other comprehensive income (loss)
Foreign currency translation adjustments	(17.0)	59.5	(26.0)	45.7
Postretirement adjustments	36.1	(21.7)	100.5	10.2

Total other comprehensive income	19.1	37.8	74.5	55.9

Consolidated comprehensive income	140.5	78.4	185.5	74.4
Comprehensive income attributable to noncontrolling interests	1.7	6.6	3.9	8.3

Comprehensive income attributable to Unisys Corporation	$142.2	$85.0	$189.4	$82.7

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Accumulated other comprehensive loss as of December 31, 2009 and June 30, 2010 is as follows (in millions of dollars):

	Total	Translation Adjustments	Post- retirement Plans
Balance at December 31, 2009	$(3,013.5)	$(629.9)	$(2,383.6)
Change during period	73.0	(23.0)	96.0

Balance at June 30, 2010	$(2,940.5)	$(652.9)	$(2,287.6)

Noncontrolling interests as of December 31, 2009 and June 30, 2010 is as follows (in millions of dollars):

Non- Controlling Interests
Balance at December 31, 2009	$(3.4)
Net income	2.4
Translation adjustments	(3.0)
Postretirement plans	4.5

Balance at June 30, 2010	$.5

i. Cash paid during the six months ended June 30, 2010 and 2009 for income taxes was $28.3 million and $40.0 million, respectively.

Cash paid during the six months ended June 30, 2010 and 2009 for interest was $57.4 million and $46.1 million, respectively.

j. Effective January 1, 2010, the company adopted a Financial Accounting Standards Board (FASB) accounting standard which among other changes, eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional disclosures. The recognition and measurement provisions are effective for transfers occurring on or after January 1, 2010. The company concluded that sales of participating interest in accounts receivable under its U.S. accounts receivable securitization facility no longer meet the requirements to be accounted for as sales due to the change in the definition of a participating interest, whereby all cash flows received from the entire financial asset must be divided proportionally among the participating interest holders in an amount equal to their share of ownership. Since in the company’s U.S. accounts receivable securitization facility, the company’s retained interest is subordinated to the other holders, the transaction does not meet the definition of the sale of a participating interest, and therefore will be accounted for as a secured borrowing. See note (m).

In October 2009, the FASB issued two accounting standards. The first standard supersedes certain prior accounting guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices (i.e., the relative-selling-price method). The standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to this standard. The second standard amends prior software revenue recognition accounting guidance by excluding from the scope of such prior guidance tangible products that contain both software elements and non-software elements that function together to deliver the tangible product’s essential functionality. Both of these standards must be adopted at the same time and both will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the company is January 1, 2011. Early adoption is permitted. If an entity elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity is required to apply the amendments retrospectively from the beginning of the entity’s fiscal year. An entity may elect, but is not required, to adopt these amendments retrospectively to prior periods. The company is currently assessing when it will adopt these standards and is evaluating the impact of the adoption on its consolidated results of operations and financial position; however, the company expects, as indicated in the standards, that the application of the amended guidance will result in revenue being recognized earlier than had been required under the prior guidance.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The company believes that it has valid defenses with respect to legal matters pending against it. Based on its experience, the company also believes that the damage amounts claimed in the lawsuits disclosed below are not a meaningful indicator of the company’s potential liability. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flow could be affected in any particular period by the resolution of one or more of the legal matters pending against it.

In 2002, the company and the Transportation Security Administration (TSA) entered into a competitively awarded contract providing for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General’s Office of the Department of Homeland Security, is reviewing issues relating to labor categorization and overtime on the TSA contract. The Civil Division is also reviewing issues relating to cyber intrusion protection under the TSA and follow-on contracts. The company is working cooperatively with the Civil Division. The company does not know whether the Civil Division will pursue these matters, or, if pursued, what effect they might have on the company.

The company has contracts with the General Services Administration (GSA), known as Multiple Award Schedule Contracts, under which various U.S. governmental agencies can purchase products and services from the company. Auditors from the GSA’s Office of Inspector General have been reviewing the company’s compliance with the disclosure and pricing provisions under two of these contracts, and whether the company has potentially overcharged the government under the contracts. Separately, the company has made voluntary disclosures about these matters to the responsible GSA contracting officers. The company has been providing pricing and other information to the GSA auditors and is working cooperatively with them. The Inspector General has completed its audit on one of these contracts and has proposed a resolution for a de minimis amount. The audit on the other contract is in its preliminary stages, and the company cannot predict the outcome at this time.

In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately 28 million Euros. Unisys Belgium has filed its defense and counterclaim in the amount of approximately 18.5 million Euros. The company believes it has valid defenses to the claims and contends that the Belgian State’s termination of the contract was unjustified.

In December 2007, Lufthansa AG sued Unisys Deutschland GmbH, a Unisys subsidiary (Unisys Germany), in the District Court of Frankfurt, Germany, for allegedly failing to perform properly its obligations during the initial phase of a 2004 software design and development contract relating to a Lufthansa customer loyalty program. Under the contract, either party was free to withdraw from the project at the conclusion of the initial design phase. Rather than withdraw, Lufthansa instead terminated the contract and failed to pay the balance owed to Unisys Germany for the initial phase. Lufthansa’s lawsuit alleges that Unisys Germany breached the contract by failing to deliver a proper design for the new system and seeks approximately 21.4 million Euros in damages. The company believes it has valid defenses and has filed its defense and a counterclaim in the amount of approximately 1.5 million Euros. The litigation is proceeding.

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2010, it has adequate provisions for any such matters.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets. The company uses tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits.

A full valuation allowance was recognized in 2005 and is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly depending on the geographic distribution of income. Due to its full valuation allowance in the U.S., the recently enacted health care legislation will have no impact on the company’s U.S. deferred tax assets.

m. In May 2008, the company entered into a three-year, U.S. accounts receivable securitization facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company’s business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. Other termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million.

As discussed in note (j), effective January 1, 2010, the company adopted a new accounting standard whereby the company’s U.S. accounts receivable securitization facility no longer meets the requirements to be treated as a sale, and therefore will be accounted for as a secured borrowing. At June 30, 2010 and December 31, 2009, receivables of zero and $100 million, respectively, were sold. At December 31, 2009, the receivables sold under the facility of $100 million were treated as a sale and therefore removed from the accompanying consolidated balance sheet.

n. At June 30, 2010, the company’s cost-reduction liability, substantially all of which relates to idle lease cost, was approximately $25 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company reported significantly improved operating income in the first half of 2010 driven by strong ClearPath technology sales, as well as the continuing benefits from streamlining operations and refocusing its business model. First-half 2010 operating profit doubled to $165.6 million, or 8.1% of revenue, compared with operating profit of $82.7 million, or 3.8% of revenue, in the first half of 2009. The company reported significant profit improvement in its technology segment in the period.

The company reported first-half 2010 net income of $108.6 million compared with a first-half 2009 net income of $13.7 million. The results for the first six months of 2010 include income of $66.1 million from discontinued operations, related primarily to the gain on the sale of the company’s health information management (HIM) business, completed on April 30, 2010 (see note (a) of the Notes to Consolidated Financial Statements). The company’s results for the six months ended June 30, 2010 also include approximately $39 million of foreign exchange losses in “other income (expense), net”, including $20 million relating to the January 2010 currency devaluation in Venezuela (see note (b) of the Notes to Consolidated Financial Statements). First-half 2009 results included approximately $6 million of foreign exchange losses in “other income (expense), net”.

Revenue in the first half of 2010 declined 5% to $2.05 billion compared with $2.17 billion in the year-ago period, as the company continues to focus on profitable businesses that build on its core areas of strength. Approximately two percentage points of the revenue decline in the period was due to the divestiture of the company’s U.S. specialized technology check sorter equipment and related U.S. maintenance business. Foreign exchange rates had an approximately 4 percentage-point positive impact on revenue in the first half of 2010.

Effective January 1, 2010, the company’s financial statements have been retroactively reclassified to report the HIM business as discontinued operations. As a result, all items relating to the HIM business within the consolidated statements of income have been reported as income from discontinued operations, net of tax, and all items relating to the HIM business within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations.

On July 27, 2010, the company learned that it was unsuccessful in its protest of the decision by the U.S. Transportation Security Administration (TSA) to select another company as the prime contractor on the TSA’s Information Technology Infrastructure Program contract providing for the establishment of secure information technology environments in airports. The company’s current contract with the TSA expires at the end of August 2010, and the TSA has an option to extend it for three months to facilitate the transition to the new contractor. For the first six months of 2010, the company recognized revenue of approximately $60 million from the TSA.

Results of operations

Company results

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

Revenue for the quarter ended June 30, 2010 was $1,056.3 million compared with $1,101.2 million for the second quarter of 2009, a decrease of 4% from the prior year. Approximately one half of the decline was due to divestitures of businesses. Foreign currency fluctuations had a 1-percentage-point positive impact on revenue in the current period compared with the year-ago period. Services revenue declined 9% (2 percentage points of the decline were due to divested businesses) and Technology revenue increased 47% (adjusting for divested businesses, the increase would have been 9 percentage points higher) in the current quarter compared with the year-ago period. U.S. revenue was down 13% in the second quarter compared with the year-ago period, driven by decreases in both Federal government and commercial revenue. Approximately 5 percentage points of the decline were due to divestitures of businesses. International revenue increased 3% in the current quarter principally due to increases in Brazil and Asia, offset in part by declines in Europe. Foreign currency had a 3-percentage-point positive impact on international revenue in the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

Total gross profit margin was 27.3% in the three months ended June 30, 2010 compared with 23.7% in the three months ended June 30, 2009. The increase in gross profit margin principally reflects higher ClearPath sales as well as the benefits derived from cost reduction actions.

Selling, general and administrative expense in the three months ended June 30, 2010 was $160.5 million (15.2% of revenue) compared with $167.8 million (15.2% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits derived in 2010 from cost reduction actions, offset in part by foreign currency exchange impacts.

Research and development (R&D) expenses in the second quarter of 2010 were $21.1 million compared with $25.1 million in the second quarter of 2009. The decrease in R&D expenses in 2010 compared with 2009 principally reflects changes in the company’s development model as the company has focused its investments on software development versus hardware design.

For the second quarter of 2010, the company reported an operating profit of $106.7 million compared with an operating profit of $67.7 million in the second quarter of 2009. During the three months ended June 30, 2010, operating profit was negatively impacted due to changes in estimates related to previously-recorded accrued cost reduction charges. During the three months ended June 30, 2010, $2.5 million was recorded as expense compared with $7.0 million of income in the prior-year period. In addition, during the three months ended June 30, 2009, the company recorded a benefit of $11.2 million (a $5.4 million benefit in other income, a $6.1 million benefit in cost of revenue and an expense of $.3 million in selling, general and administrative expense related to legal fees) relating to a change in Brazilian law involving a gross receipt tax.

For the three months ended June 30, 2010 pension income was $1.2 million compared with pension income of $8.9 million for the three months ended June 30, 2009. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Interest expense for the three months ended June 30, 2010 was $25.3 million compared with $21.2 million for the three months ended June 30, 2009. The increase in interest expense in 2010 was primarily due to higher interest rates associated with debt issued in 2009.

Other income (expense), net was an expense of $7.6 million in the second quarter of 2010, compared with income of $3.0 million in 2009. The decrease was principally due to foreign exchange losses of $3.5 million in the three months ended June 30, 2010 compared with gains of $1.4 million in the three months ended June 30, 2009 and the income of $5.4 million in the second quarter of 2009 related to the Brazilian law change discussed above.

Income from continuing operations before income taxes for the three months ended June 30, 2010 was $73.8 million compared with income of $49.5 million in 2009. The provision for income taxes was $13.2 million in the current quarter compared with a provision of $13.5 million in the year-ago period. As discussed in note (l) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to its full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income. Due to its full valuation allowance in the U.S., the recently enacted health care legislation will have no impact on the company’s U.S. deferred tax assets.

Net income from continuing operations attributable to Unisys Corporation for the three months ended June 30, 2010 was $59.4 million, or $1.37 per diluted share, compared with $33.5 million, or $.90 per share, for the three months ended June 30, 2009.

Income from discontinued operations for the three months ended June 30, 2010 was $60.8 million, or $1.40 per diluted share, compared with $4.6 million, or $.12 per share, for the three months ended June 30, 2009. See note (a) of the Notes to Consolidated Financial Statements.

Six months ended June 30, 2010 compared with the six months ended June 30, 2009

Revenue for the six months ended June 30, 2010 was $2.05 billion compared with $2.17 billion for the six months ended June 30, 2009, a decrease of 5% from the prior year. Approximately 2 percentage points of the decline were due to divestitures of businesses. Foreign currency fluctuations had a 4-percentage-point positive impact on revenue in the current period compared with the year-ago period. Services revenue declined 9% (2 percentage points of the decline were due to divested businesses) and Technology revenue increased 27% (adjusting for divested businesses, the increase would have been 6 percentage points higher) for the six months ended June 30, 2010 compared with the year-ago period. U.S. revenue was down 14% in the first half of 2010 compared with the year-ago period, driven by decreases in both Federal government and commercial revenue. Approximately 4 percentage points of the decline were due to divestitures of businesses. International revenue increased 2% in the first half of 2010 due to increases in Brazil and Asia, offset in part by declines in Europe. Foreign currency had a 7-percentage-point positive impact on international revenue in the six months ended June 30, 2010 compared with the six months ended June 30, 2009.

Total gross profit margin was 25.5% in the six months ended June 30, 2010 compared with 21.9% in the six months ended June 30, 2009. The increase in gross profit margin principally reflects higher ClearPath sales as well as the benefits derived from cost reduction actions.

Selling, general and administrative expense in the six months ended June 30, 2010 was $316.9 million (15.4% of revenue) compared with $339.9 million (15.6% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits from cost reduction actions, offset in part by foreign currency exchange impacts.

Research and development (R&D) expenses in the first half of 2010 were $41.9 million compared with $52.5 million in the first half of 2009. The decrease in R&D expenses in 2010 compared with 2009 principally reflects changes in the company’s development model as the company has focused its investments on software development versus hardware design.

For the six months ended June 30, 2010, the company reported operating income of $165.6 million compared with operating income of $82.7 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, operating profit was negatively impacted due to changes in estimates related to previously-recorded accrued cost reduction charges. During the six months ended June 30, 2010, $3.0 million was recorded as expense compared with $9.4 million of income in the prior-year period. In addition, during the six months ended June 30, 2009, the company recorded a benefit of $11.2 million (a $5.4 million benefit in other income, a $6.1 million benefit in cost of revenue and an expense of $.3 million in selling, general and administrative expense related to legal fees) relating to a change in Brazilian law involving a gross receipt tax.

For the six months ended June 30, 2010 pension income was $1.5 million compared with pension income of $11.8 million for the six months ended June 30, 2009.

Interest expense for the six months ended June 30, 2010 was $51.8 million compared with $43.0 million for the six months ended June 30, 2009.

Other income (expense), net was an expense of $44.4 million for the six months ended June 30, 2010, compared with expense of $3.7 million for the six months ended June 30, 2009. The increase in expense was principally due to foreign exchange losses of $38.9 million in the six months ended June 30, 2010 compared with losses of $5.6 million in the six months ended June 30, 2009. Included in the foreign exchange losses for the first half of 2010 was $19.9 million related to the Venezuelan devaluation, see note (b) of the Notes to Consolidated Financial Statements. In addition, income of $5.4 million was recognized in the first half of 2009 related to the Brazilian law change discussed above.

The company reported income from continuing operations before income taxes for the six months ended June 30, 2010 of $69.4 million compared with income of $36.0 million in 2009. The provision for income taxes was $24.5 million in the first half of 2010 compared with a provision of $26.3 million in the year-ago period.

Net income from continuing operations attributable to Unisys Corporation for the six months ended June 30, 2010 was $44.9 million, or $.98 per diluted share, compared with $9.7 million, or $.13 per share, for the prior-year period.

Income from discontinued operations for the six months ended June 30, 2010 was $66.1 million, or $1.52 per diluted share, compared with $8.8 million, or $.24 per share, for the six months ended June 30, 2009. See note (a) of the Notes to Consolidated Financial Statements.

Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million. The company has used and continues to use the official exchange rate for translation purposes. At June 30, 2010, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $20 million.

Segment results

The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services – systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology – enterprise-class servers and other technology.

The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profit on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company’s Services channels. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2010 and 2009 was $.1 million and $9.1 million, respectively. The amount for the six months ended June 30, 2010 and 2009 was $.5 million and $10.6 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2010 compared with the three months ended June 30, 2009

Information by business segment is presented below (in millions of dollars):

	Total	Elimi- nations	Services	Technology
Three Months Ended June 30, 2010
Customer revenue	$1,056.3		$911.3	$145.0
Intersegment	—	$(36.2)	1.5	34.7

Total revenue	$1,056.3	$(36.2)	$912.8	$179.7

Gross profit percent	27.3%		19.0%	61.3%

Operating income percent	10.1%		6.0%	27.4%

Three Months Ended June 30, 2009
Customer revenue	$1,101.2		$1,002.5	$98.7
Intersegment	—	$(47.3)	1.6	45.7

Total revenue	$1,101.2	$(47.3)	$1,004.1	$144.4

Gross profit percent	23.7%		20.7%	40.4%

Operating income (loss) percent	6.1%		7.4%	(5.4)%

Gross profit percent and operating income (loss) percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Percent Change
	2010	2009
Services
Systems integration and consulting	$335.3	$351.7	(4.7)%
Outsourcing	402.3	430.4	(6.5)%
Infrastructure services	115.1	143.8	(20.0)%
Core maintenance	58.6	76.6	(23.5)%

	911.3	1,002.5	(9.1)%
Technology
Enterprise-class servers	131.6	77.1	70.7%
Other technology	13.4	21.6	(38.0)%

	145.0	98.7	46.9%

Total	$1,056.3	$1,101.2	(4.1)%

In the Services segment, customer revenue was $911.3 million for the three months ended June 30, 2010 down 9.1% from the three months ended June 30, 2009. Approximately 2 percentage points of the decline were due to divestitures of businesses. Foreign currency translation had a 1-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 4.7% from $351.7 million in the June 2009 quarter to $335.3 million in the June 2010 quarter, reflecting lower demand for project-based services from the company’s U.S. federal business.

Outsourcing revenue decreased 6.5% for the three months ended June 30, 2010 to $402.3 million compared with the three months ended June 30, 2009, principally reflecting a decline in business processing outsourcing (BPO) revenue. Excluding the company’s U.S. federal business, information technology outsourcing (ITO) revenue grew in the current period compared with the prior year.

Infrastructure services revenue declined 20.0% for the three month period ended June 30, 2010 compared with the three month period ended June 30, 2009, reflecting the company’s de-emphasis of lower-margin business, as well as the shift from project work to managed outsourcing contracts. Approximately 4 percentage points of the decline were due to divestitures of businesses.

Core maintenance revenue declined 23.5% in the current quarter compared with the prior-year quarter, reflecting the continuing secular decline of core maintenance. Approximately 15 percentage points of the decline were due to divestitures of businesses.

Services gross profit was 19.0% in the second quarter of 2010 compared with 20.7% in the year-ago period. Services operating income percent was 6.0% in the three months ended June 30, 2010 compared with 7.4% in the three months ended June 30, 2009.

In the Technology segment, customer revenue was $145.0 million in the current quarter compared with $98.7 million in the year-ago period for an increase of 46.9% (adjusting for divested businesses, the increase would have been 9 percentage points higher). Foreign currency translation had a positive impact of approximately 1-percentage points on Technology revenue in the current period compared with the prior-year period. The increase in Technology revenue in 2010 was principally due to higher sales in the United States, Europe and Brazil.

Revenue from the company’s enterprise-class servers, which includes the company’s ClearPath and ES7000 product families, increased 70.7% for the three months ended June 30, 2010 compared with the three months ended June 30, 2009. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology decreased 38.0% for the three months ended June 30, 2010 compared with the three months ended June 30, 2009, principally due to lower sales of third-party technology products as well as the divestiture of a business. Approximately 18 percentage points of the decline were due to divestitures of businesses.

Technology gross profit was 61.3% in the current quarter compared with 40.4% in the year-ago quarter. Technology operating income (loss) percent was 27.4% in the three months ended June 30, 2010 compared with (5.4)% in the three months ended June 30, 2009. The increases in gross profit and operating profit margins in 2010 compared with 2009 principally reflect a richer mix of high margin enterprise servers.

Six months ended June 30, 2010 compared with the six months ended June 30, 2009

Information by business segment is presented below (in millions of dollars):

	Total	Elimi- nations	Services	Technology
Six Months Ended June 30, 2010
Customer revenue	$2,054.6		$1,782.7	$271.9
Intersegment	—	$(59.2)	2.3	56.9

Total revenue	$2,054.6	$(59.2)	$1,785.0	$328.8

Gross profit percent	25.5%		18.6%	57.2%

Operating income percent	8.1%		5.3%	21.2%

Six Months Ended June 30, 2009
Customer revenue	$2,173.9		$1,959.1	$214.8
Intersegment	—	$(85.2)	3.3	81.9

Total revenue	$2,173.9	$(85.2)	$1,962.4	$296.7

Gross profit percent	21.9%		18.3%	36.7%

Operating income (loss) percent	3.8%		4.8%	(8.6)%

Gross profit percent and operating income (loss) percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Six Months Ended June 30		Percent Change
	2010	2009
Services
Systems integration and consulting	$630.5	$691.2	(8.8)%
Outsourcing	792.0	828.6	(4.4)%
Infrastructure services	240.7	286.0	(15.8)%
Core maintenance	119.5	153.3	(22.0)%

	1,782.7	1,959.1	(9.0)%
Technology
Enterprise-class servers	234.0	156.7	49.3%
Other technology	37.9	58.1	(34.8)%

	271.9	214.8	26.6%

Total	$2,054.6	$2,173.9	(5.5)%

In the Services segment, customer revenue was $1,782.7 million for the six months ended June 30, 2010 down 9.0% from the six months ended June 30, 2009. Approximately 2 percentage points of the decline were due to divestitures of businesses. Foreign currency translation had a 3-percentage-point positive impact on Services revenue in the first half of 2010 compared with the year-ago period.

Revenue from systems integration and consulting decreased 8.8% from $691.2 million for the six months ended June 30, 2009 to $630.5 million for the six months ended June 30, 2010, reflecting lower demand for project-based services from the company’s U.S. federal business.

Outsourcing revenue decreased 4.4% for the six months June 30, 2010, as a decline in business processing outsourcing (BPO) revenue was only partially offset by an increase in information technology outsourcing (ITO) revenue.

Infrastructure services revenue declined 15.8% for the six months ended June 30, 2010, reflecting the company’s de-emphasis of lower-margin business, as well as the shift from project work to managed outsourcing contracts. Approximately 4 percentage points of the decline were due to divestitures of businesses.

Core maintenance revenue declined 22.0% in the six months ended June 30, 2010 compared with the prior-year period, reflecting the continuing secular decline of core maintenance. Approximately 12 percentage points of the decline were due to divestitures of businesses.

Services gross profit was 18.6% for the six months ended June 30, 2010 compared with 18.3% in the year-ago period. Services operating income percent was 5.3% for the six months ended June 30, 2010 compared with 4.8% for the six months ended June 30, 2009.

In the Technology segment, customer revenue was $271.9 million in the six months ended June 30, 2010 compared with $214.8 million in the year-ago period for an increase of 26.6% (adjusting for divested businesses, the increase would have been 7 percentage points higher). Foreign currency translation had a positive impact of approximately 5-percentage points on Technology revenue in the first half of 2010 compared with the prior-year period. The increase in Technology revenue in 2010 was principally due to higher sales in the United States, Europe, Latin America and Brazil.

Revenue from the company’s enterprise-class servers, which includes the company’s ClearPath and ES7000 product families, increased 49.3% for the six months ended June 30, 2010 compared with the six months ended June 30, 2009. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology decreased 34.8% for the six months ended June 30, 2010 compared with the six months ended June 30, 2009, principally due to lower sales of third-party technology products as well as the divestiture of a business. Approximately 18 percentage points of the decline were due to divestitures of businesses.

Technology gross profit was 57.2% in the first half of 2010 compared with 36.7% in the year-ago period. Technology operating income (loss) percent was 21.2% for the six months ended June 30, 2010 compared with (8.6)% for the six months ended June 30, 2009. The increases in gross profit and operating profit margins in 2010 compared with 2009 principally reflect a richer mix of high margin enterprise servers.

New accounting pronouncements

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Financial condition

The company’s principal sources of liquidity are cash on hand, cash from operations and its $150 million U.S. accounts receivable securitization facility, which is discussed below. The company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

Cash and cash equivalents at June 30, 2010 were $496.5 million compared with $647.6 million at December 31, 2009. The decline was primarily due to the payment of $78 million to redeem and extinguish long-term debt and a $100 million reduction in the utilization of the company’s U.S. accounts receivable securitization facility. At December 31, 2009, the company had sold $100 million of receivables under the facility compared with zero as of June 30, 2010.

During the six months ended June 30, 2010, cash provided by operations was $23.2 million compared with cash provided of $87.7 million for the six months ended June 30, 2009. The principal reason for the decline in cash provided from operations was the $100 million decrease in the utilization in the company’s U.S. accounts receivable securitization facility, discussed above. In addition, cash expenditures in the current six-month period related to cost-reduction actions (which are included in operating activities) were approximately $10.4 million compared with $46.4 million for the prior-year period. Cash expenditures for prior year cost-reduction actions are expected to be approximately $11.8 million for the remainder of 2010, resulting in an expected cash expenditure of approximately $22.2 million in 2010 compared with $61.3 million in 2009.

Cash used for investing activities for the six months ended June 30, 2010 was $66.2 million compared with cash usage of $173.3 million during the six months ended June 30, 2009. The current six-month period includes net proceeds of $130.3 million related to the sale of the company’s HIM business, as well as the sale of the company’s U.S. specialized technology check sorter and related U.S. maintenance business (see note (a) of the Notes to Consolidated Financial Statements). Items affecting cash used for investing activities were the following: Net proceeds of investments were $.4 million for the six months ended June 30, 2010 compared with net proceeds of $1.3 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the six months ended June 30, 2010, the company used $80.6 million of cash related to the net change in restricted deposits compared with a cash usage of $72.3 million in the prior year period. In addition, in the current year period, the investment in marketable software was $27.3 million compared with $29.5 million in the year-ago period, capital additions of properties were $37.3 million in 2010 compared with $18.1 million in 2009 and capital additions of outsourcing assets were $51.7 million in 2010 compared with $53.2 million in 2009. The increase in capital additions of properties was principally due to expenditures related to new facilities as part of the company’s multi-year plan to reduce its leased square footage.

Cash used for financing activities during the six months ended June 30, 2010 was $76.9 million compared with cash used of $.7 million during the six months ended June 30, 2009. The current-year period includes $78.0 million used to redeem and to extinguish long-term debt.

At June 30, 2010, total debt was $836.4 million, a decrease of $75.3 million from December 31, 2009, principally due to the redemption at maturity of the remainder of the company’s 6 7/8% senior notes.

The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

On May 16, 2008, the company entered into a three-year, U.S. accounts receivable securitization facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company’s business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. Termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At June 30, 2010 and December 31, 2009, the company had sold zero and $100 million, respectively, of eligible receivables. As discussed in note (j) of the Notes to Consolidated Financial Statements, effective January 1, 2010, the company concluded that sales of participating interest in accounts receivable under its U.S. trade accounts receivable facility no longer meet the requirements to be accounted for as sales due to the change in the definition of a participating interest, whereby all cash flows received from the entire financial asset must be divided proportionally among the participating interest holders in an amount equal to their share of ownership. Since in the company’s U.S. trade accounts receivable facility, the company’s retained interest is subordinated to the other holders, the transaction does not meet the definition of the sale of a participating interest, and therefore will be accounted for as a secured borrowing. See note (m) of the Notes to Consolidated Financial Statements.

At June 30, 2010, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

The company currently expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2010. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to make cash contributions to its U.S. qualified defined benefit pension plan in 2010. Under an amendment to the Pension Protection Act (PPA) enacted on June 25, 2010, the company expects that no cash contribution to its U.S. qualified defined benefit pension plan will be required in 2011. Previously, the company expected that it would be required to make a cash contribution of up to approximately $30 million in 2011.

Pursuant to the indentures governing the secured notes maturing in 2014 and 2015, net proceeds from the sale of the HIM business were required to be placed in a segregated account and may be used only for certain purposes, including to purchase long-term assets that would constitute collateral; to make capital expenditures with respect to assets that constitute collateral; to repay certain of the company’s outstanding debt obligations; or to acquire other assets that are used or useful in its business and that would constitute collateral. If more than $75 million of net proceeds remain 360 days following the closing of the transaction, the company will be required to use those proceeds to offer to acquire the outstanding secured notes at 100% of face value plus accrued and unpaid interest. At June 30, 2010, $101.3 million remained in such account, which is reported in other long-term assets in the company’s consolidated balance sheet. See note (a) of the Notes to Consolidated Financial Statements.

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

Factors that may affect future results

From time to time, the company provides information containing “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed below. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Factors that could affect future results include the following:

The company’s business has been adversely affected by recent global economic conditions and could be further adversely affected if economic conditions worsen or if there are acts of war, terrorism or natural disasters. The company’s recent financial results have been impacted by the global economic slowdown. The company has seen this slowdown particularly in its financial services business but also in other key commercial industries, as clients reacted to economic uncertainties by reducing information technology spending. Decreased demand for the company’s services and products has impacted its revenue and profit margins. If economic conditions worsen, the company could see reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of clients, which could also result in a decrease in demand. The company’s business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company’s business.

Financial market conditions may inhibit the company’s ability to access credit markets to address its liquidity needs. The capital and credit markets have experienced volatility and disruption. Financial market conditions may impact the company’s ability to borrow, to refinance its outstanding debt, or to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. Although the company intends to use cash on hand to address its liquidity needs, its ability to do so assumes that its operations will continue to generate sufficient cash.

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. The company expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans in 2010. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2010. Under an amendment to the Pension Protection Act (PPA) enacted on June 25, 2010, the company expects that no cash contribution to its U.S. qualified defined benefit pension plan will be required in 2011. Previously, the company expected that it would be required to make a cash contribution of up to approximately $30 million in 2011.

Deterioration in the value of the company’s worldwide defined benefit pension plan assets could require the company to make larger cash contributions to its defined benefit pension plans in the future. In addition, the funding of plan deficits over a shorter period of time than currently anticipated could result in making cash contributions to these plans on a more accelerated basis. Either of these events would reduce the cash available for working capital and other corporate uses and may have an adverse impact on the company’s operations, financial condition and liquidity.

The company’s future results will depend on the success of its program to reduce costs, focus its global resources and simplify its business structure. Over the past several years, the company has implemented and is continuing to implement, significant cost-reduction measures intended to improve profitability. In prior years, the company has incurred significant cost reduction charges in connection with these efforts. Future results will depend on the success of these efforts as well as on the success of the company’s program to focus its global resources and simplify its business structure. This program is based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. Furthermore, the company’s institutional stockholders may attempt to influence these strategies.

The company faces aggressive competition in the information services and technology marketplace, which could lead to reduced demand for the company’s products and services and could have an adverse effect on the company’s business. The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company’s competitors include consulting and other professional services firms, systems integrators, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company’s competitors may develop competing products and services that offer better price-performance or that reach the market in advance of the company’s offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could lead to reduced demand for the company’s products and services and could have an adverse effect on the company’s business. Future results will depend on the company’s ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company’s ability to attract and retain talented people.

The company’s future results will depend upon its ability to effectively anticipate and respond to volatility and rapid technological change in its industry. The company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company’s ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative products and services on a timely and cost-effective basis. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company’s offerings less competitive.

The company’s future results will depend on its ability to retain significant clients. The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients. The company could lose clients for such reasons as contract expiration, conversion to a competing service provider, disputes with clients or a decision to in-source services, including for contracts with governmental entities as part of the rebid process. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client.

The company’s future results will depend in part on its ability to take on, successfully implement and grow outsourcing operations. The company’s outsourcing contracts are multiyear engagements under which the company takes over management of a client’s technology operations, business processes or networks. In a number of these arrangements, the company hires certain of its clients’ employees and may become responsible for the related employee obligations, such as pension and severance commitments. In addition, system development activity on outsourcing contracts may require the company to make significant upfront investments. The company will need to have available sufficient financial resources in order to take on these obligations and make these investments.

Recoverability of outsourcing assets is dependent on various factors, including the timely completion and ultimate cost of the outsourcing solution, and realization of expected profitability of existing outsourcing contracts. These risks could result in an impairment of a portion of the associated assets, which are tested for recoverability quarterly.

As long-term relationships, outsourcing contracts provide a base of recurring revenue. However, outsourcing contracts are highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing business processes to the new environment. In the early phases of these contracts, gross margins may be lower than in later years when an integrated solution has been implemented, the duplicate costs of transitioning from the old to the new system have been eliminated and the work force and facilities have been rationalized for efficient operations. Future results will depend on the company’s ability to effectively and timely complete these implementations, transitions and rationalizations.

Future results will also depend in part on the company’s ability to drive profitable growth in consulting and systems integration. The company’s ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions the company offers for specific industries. It will also depend on an improvement in the utilization of services delivery personnel. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

Future results will also depend, in part, on market demand for the company’s high-end enterprise servers and maintenance on these servers. In recent years, the company’s high-end enterprise servers and maintenance on these servers have experienced revenue declines. The company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend, in part, on customer acceptance of ClearPath systems and the company’s ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products that are purchased by the installed base.

The company’s contracts with U.S. governmental agencies may subject the company to audits, criminal penalties, sanctions and other expenses and fines. The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with contract terms and conditions, its systems and policies, including the contractor’s purchasing, property, estimating, billing, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract or any amounts improperly billed for products or services will be subject to reimbursement to the government. If an audit uncovers improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.

The company’s contracts may not be as profitable as expected or provide the expected level of revenues. In a number of the company’s long-term contracts for infrastructure services, outsourcing, help desk and similar services, the company’s revenue is based on the volume of products and services provided.

As a result, revenue levels anticipated at the contract’s inception are not guaranteed. In addition, some of these contracts may permit termination at the customer’s discretion before the end of the contract’s term or may permit termination or impose other penalties if the company does not meet the performance levels specified in the contracts.

The company’s contracts with governmental entities are subject to the availability of appropriated funds. These contracts also contain provisions allowing the governmental entity to terminate the contract at the governmental entity’s discretion before the end of the contract’s term. In addition, if the company’s performance is unacceptable to the customer under a government contract, the government retains the right to pursue remedies under the affected contract, which remedies could include termination.

Certain of the company’s outsourcing agreements require that the company’s prices be benchmarked if the customer requests it and provide that those prices may be adjusted downward if the pricing for similar services in the market has changed. As a result, revenues anticipated at the beginning of the terms of these contracts may decline in the future.

Some of the company’s systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services and products at an agreed-upon fixed price. At times the company has experienced problems in performing some of these fixed-price contracts on a profitable basis and has provided periodically for adjustments to the estimated cost to complete them. Future results will depend on the company’s ability to perform these services contracts profitably.

The company may face damage to its reputation or legal liability if its clients are not satisfied with its services or products. The success of the company’s business is dependent on strong, long-term client relationships and on its reputation for responsiveness and quality. As a result, if a client is not satisfied with the company’s services or products, its reputation could be damaged and its business adversely affected. Allegations by private litigants or regulators of improper conduct, as well as negative publicity and press speculation about the company, whatever the outcome and whether or not valid, may harm its reputation. In addition to harm to reputation, if the company fails to meet its contractual obligations, it could be subject to legal liability, which could adversely affect its business, operating results and financial condition.

Future results will depend in part on the performance and capabilities of third parties with whom the company has commercial relationships. The company has commercial relationships with suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company’s relationship with, distributors and other indirect channel partners.

More than half of the company’s revenue is derived from operations outside of the United States, and the company is subject to the risks of doing business internationally. More than half of the company’s total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, currency restrictions and devaluations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the Foreign Corrupt Practices Act and non-U.S. laws and regulations.

The company could face business and financial risk in implementing future dispositions or acquisitions. As part of the company’s business strategy, it may from time to time consider disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size, or acquiring complementary technologies, products and businesses. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees; and dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties;

difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Further, with respect to both dispositions and acquisitions, management’s attention could be diverted from other business concerns. Current adverse credit conditions could also affect the company’s ability to consummate divestments or acquisitions. The risks associated with dispositions and acquisitions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future dispositions or acquisitions on favorable terms or at all.

The company’s services or products may infringe upon the intellectual property rights of others. The company cannot be sure that its services and products do not infringe on the intellectual property rights of third parties, and it may have infringement claims asserted against it or against its clients. These claims could cost the company money, prevent it from offering some services or products, or damage its reputation.

Pending litigation could affect the company’s results of operations or cash flow. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters and intellectual property. See note (k) of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flow could be affected in any particular period by the resolution of one or more of the legal matters pending against it.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.	Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective. Such evaluation did not identify any change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1	Legal Proceedings

Information with respect to litigation is set forth in note (k) of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.

Item 1A.	Risk Factors

See “Factors that may affect future results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of risk factors.

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: July 30, 2010	By:	/S/ JANET BRUTSCHEA HAUGEN
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/S/ SCOTT HURLEY
Scott Hurley
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated April 29, 2010)

3.2	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated April 29, 2010)

12	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Furnished, not filed.