Form 10-Q
period 2010-09-30
UNISYS CORP
filed 2010-10-28
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐   NO  ☒

Number of shares of Common Stock outstanding as of September 30, 2010: 42,624,836.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	September 30, 2010	December 31, 2009*
Assets
Current assets
Cash and cash equivalents	$688.7	$647.6
Accounts and notes receivable, net	781.9	767.4
Inventories:
Parts and finished equipment	61.4	57.5
Work in process and materials	41.5	43.0
Deferred income taxes	26.0	19.9
Prepaid expenses and other current assets	129.3	139.2
Assets of discontinued operations	—	98.8

Total	1,728.8	1,773.4

Properties	1,382.5	1,365.8
Less-Accumulated depreciation and amortization	1,158.7	1,140.1

Properties, net	223.8	225.7

Outsourcing assets, net	180.6	213.7
Marketable software, net	146.3	151.5
Deferred income taxes	179.4	180.6
Goodwill	196.7	198.5
Other long-term assets	184.5	213.5

Total	$2,840.1	$2,956.9

Liabilities and stockholders’ deficit
Current liabilities
Current maturities of long-term debt	$.8	$65.8
Accounts payable	269.6	292.2
Deferred revenue	474.1	439.1
Other accrued liabilities	512.2	566.0
Liabilities of discontinued operations	—	87.1

Total	1,256.7	1,450.2

Long-term debt	836.7	845.9
Long-term postretirement liabilities	1,498.2	1,640.6
Long-term deferred revenue	143.5	149.2
Other long-term liabilities	139.2	142.7
Commitments and contingencies
Stockholders’ deficit
Common stock, shares issued:
2010; 42.9, 2009; 42.5	.4	.4
Accumulated deficit	(2,269.8)	(2,406.7)
Treasury stock, shares at cost:
2010; .3, 2009; .2	(45.9)	(45.0)
Paid-in capital	4,205.0	4,196.5
Accumulated other comprehensive loss	(2,924.7)	(3,013.5)

Total Unisys stockholders’ deficit	(1,035.0)	(1,268.3)
Noncontrolling interests	.8	(3.4)

Total stockholders’ deficit	(1,034.2)	(1,271.7)

Total	$2,840.1	$2,956.9

*	Reclassified for discontinued operations. See note (a).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009*	2010	2009*
Revenue
Services	$855.2	$952.8	$2,597.7	$2,858.7
Technology	105.4	153.6	377.3	368.4

	960.6	1,106.4	2,975.0	3,227.1
Costs and expenses
Cost of revenue:
Services	675.9	747.9	2,070.5	2,267.2
Technology	47.3	60.7	143.9	187.0

	723.2	808.6	2,214.4	2,454.2
Selling, general and administrative	142.4	161.9	458.7	500.2
Research and development	18.9	24.3	60.8	76.8

	884.5	994.8	2,733.9	3,031.2

Operating income	76.1	111.6	241.1	195.9
Interest expense	25.0	25.4	76.8	68.4
Other income (expense), net	(.2)	(3.4)	(44.6)	(7.3)

Income from continuing operations before income taxes	50.9	82.8	119.7	120.2
Provision for income taxes	28.2	28.4	52.7	54.9

Consolidated net income from continuing operations	22.7	54.4	67.0	65.3
Net income attributable to noncontrolling interests	(.9)	(2.0)	(3.3)	(6.8)

Net income from continuing operations attributable to Unisys Corporation	21.8	52.4	63.7	58.5
Income from discontinued operations, net of tax	6.5	8.7	73.2	16.3

Net income attributable to Unisys Corporation	$28.3	$61.1	$136.9	$74.8

Earnings per share attributable to Unisys Corporation
Basic
Continuing operations	$.51	$1.30	$1.50	$1.53
Discontinued operations	.15	.21	1.72	.43

Total	$.66	$1.51	$3.22	$1.96

Diluted
Continuing operations	$.50	$1.27	$1.47	$1.51
Discontinued operations	.15	.21	1.69	.42

Total	$.65	$1.48	$3.16	$1.93

*	Reclassified for discontinued operations. See note (a).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities
Consolidated net income from continuing operations	$67.0	$65.3
Income from discontinued operations, net of tax	73.2	16.3
Add (deduct) items to reconcile consolidated net income to net cash provided by operating activities:
Foreign currency transaction losses	19.9	—
Loss on debt extinguishment	1.4	—
Employee stock compensation	7.3	(.3)
Depreciation and amortization of properties	58.1	71.7
Depreciation and amortization of outsourcing assets	85.4	113.9
Amortization of marketable software	46.5	70.3
Disposal of capital assets	8.2	5.7
(Gain) loss on sale of businesses and assets	(65.7)	4.7
(Increase) decrease in deferred income taxes, net	(11.8)	16.7
(Increase) decrease in receivables, net	(23.2)	96.4
(Increase) decrease in inventories	(2.0)	15.4
Decrease in accounts payable and other accrued liabilities	(37.6)	(248.8)
(Decrease) increase in other liabilities	(35.1)	6.0
Increase in other assets	(41.7)	(52.0)
Other	.1	.5

Net cash provided by operating activities	150.0	181.8

Cash flows from investing activities
Proceeds from investments	317.5	296.8
Purchases of investments	(316.5)	(294.9)
Restricted deposits	13.9	(82.5)
Investment in marketable software	(41.8)	(43.7)
Capital additions of properties	(49.7)	(32.1)
Capital additions of outsourcing assets	(70.4)	(73.4)
Proceeds from sales (purchases) of businesses and assets	121.2	(1.9)

Net cash used for investing activities	(25.8)	(231.7)

Cash flows from financing activities
Payments of long-term debt	(78.0)	(30.0)
Proceeds from exercise of stock options	1.3	—
Financing fees	(.1)	(15.4)

Net cash used for financing activities	(76.8)	(45.4)

Effect of exchange rate changes on cash and cash equivalents	(6.3)	24.9

Increase (decrease) in cash and cash equivalents	41.1	(70.4)
Cash and cash equivalents, beginning of period	647.6	544.0

Cash and cash equivalents, end of period	$688.7	$473.6

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

a. On April 30, 2010, the company completed the sale of its health information management (HIM) business, and on August 31, 2010, the company completed the sale of its UK-based Unisys Insurance Services Limited (UISL) business, which provides business process outsourcing (BPO) services to the UK life and pensions industry. In connection with the sale of UISL, the company has payment obligations of approximately $24 million over the next five quarterly periods.

The company’s financial statements have been retroactively reclassified to report these businesses as discontinued operations. As a result, all items relating to these businesses within the consolidated statements of income have been reported as income from discontinued operations, net of tax, and all items relating to these businesses within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations.

The results of the HIM business discontinued operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010*	2009
Revenue	$—	$28.7	$42.0	$83.4

Income (loss)
Operations	$.2	$7.8	$10.0	$22.5
Gain on sale	(.3)	—	64.5	—

	(.1)	7.8	74.5	22.5
Income tax provision (benefit)	(4.4)	(1.9)	4.1	4.0

Income from discontinued operations, net of tax	$4.3	$9.7	$70.4	$18.5

*	Includes results of operations through the April 30, 2010 closing date.

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Pursuant to the indentures governing the company’s secured notes maturing in 2014 and 2015, net proceeds from the sale of the HIM business are restricted and may be used only for certain purposes, including to purchase long-term assets that would constitute collateral; to make capital expenditures with respect to assets that constitute collateral; to repay certain of the company’s outstanding debt obligations; or to acquire other assets that are used or useful in its business and that would constitute collateral. At September 30, 2010, $10.9 million remained restricted. This amount is reported in prepaid expenses and other current assets in the company’s consolidated balance sheet.

The results of the UISL business discontinued operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2010*	2009	2010*	2009
Revenue	$12.4	$24.5	$52.6	$77.7

Income (loss)
Operations	$(2.4)	$(1.3)	$(1.8)	$(2.7)
Gain on sale	4.5	—	4.5	—

	2.1	(1.3)	2.7	(2.7)
Income tax benefit	(.1)	(.3)	(.1)	(.5)

Income (loss) from discontinued operations, net of tax	$2.2	$(1.0)	$2.8	$(2.2)

*	Includes results of operations through the August 31, 2010 closing date.

The total results of discontinued operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions of dollars):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Revenue	$12.4	$53.2	$94.6	$161.1

Income (loss)
Operations	$(2.2)	$6.5	$8.2	$19.8
Gain on sale	4.2	—	69.0	—

	2.0	6.5	77.2	19.8
Income tax provision (benefit)	(4.5)	(2.2)	4.0	3.5

Income from discontinued operations, net of tax	$6.5	$8.7	$73.2	$16.3

On February 1, 2010, the company closed on the sale of its U.S. specialized technology check sorter equipment and related U.S. maintenance business. At December 31, 2009, the assets and liabilities of the business sold were reported as held for sale in the company’s consolidated balance sheet as follows: approximately $24 million in “prepaid expenses and other current assets” and approximately $20 million in “other accrued liabilities.” These amounts had been reflected at fair value, less cost to sell, and as a result, the company reported an impairment of $13.4 million in 2009 in the company’s consolidated statement of income. In the nine months ended September 30, 2010, the company recorded a loss on the sale of approximately $3.3 million, principally as a result of closing date working capital and other adjustments. The divested business, which had operations in both of the company’s reporting segments of Services and Technology, generated 2009 revenue and pretax loss of approximately $100 million and $3 million, respectively.

b. Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11,

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million. The company has used and continues to use the official exchange rate for translation purposes. At September 30, 2010, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $20 million.

c. The following table shows how earnings per share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2010 and 2009 (dollars in millions, shares in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net income from continuing operations attributable to Unisys Corporation	$21.8	$52.4	$63.7	$58.5
Income from discontinued operations, net of tax	6.5	8.7	73.2	16.3

Net income attributable to Unisys Corporation	$28.3	$61.1	$136.9	$74.8

Basic Earnings Per Share
Weighted average shares	42,620	40,569	42,536	38,215

Continuing operations	$.51	$1.30	$1.50	$1.53
Discontinued operations	.15	.21	1.72	.43

Total	$.66	$1.51	$3.22	$1.96

Diluted Earnings Per Share
Weighted average shares	42,620	40,569	42,536	38,215
Plus incremental shares from assumed conversions of employee stock plans	672	834	799	451

Adjusted weighted average shares	43,292	41,403	43,335	38,666

Continuing operations	$.50	$1.27	$1.47	$1.51
Discontinued operations	.15	.21	1.69	.42

Total	$.65	$1.48	$3.16	$1.93

The following number of securities were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2010, 2,489 and 2009, 3,038.

d. Net periodic pension expense (income) for the three and nine months ended September 30, 2010 and 2009 is presented below (in millions of dollars):

	Three Months Ended Sept. 30, 2010			Three Months Ended Sept. 30, 2009
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$3.6	$—	$3.6	$3.0	$—	$3.0
Interest cost	99.0	69.1	29.9	101.8	71.2	30.6
Expected return on plan assets	(123.6)	(91.3)	(32.3)	(129.6)	(96.1)	(33.5)
Amortization of prior service cost	.2	.2	—	.1	.2	(.1)
Recognized net actuarial loss	20.0	13.6	6.4	19.5	18.6	.9

Net periodic pension expense (income)	$(.8)	$(8.4)	$7.6	$(5.2)	$(6.1)	$.9

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

	Nine Months Ended Sept. 30, 2010			Nine Months Ended Sept. 30, 2009
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$10.8	$—	$10.8	$8.6	$—	$8.6
Interest cost	296.7	207.3	89.4	298.2	213.7	84.5
Expected return on plan assets	(370.4)	(273.8)	(96.6)	(383.2)	(288.5)	(94.7)
Amortization of prior service cost	.4	.5	(.1)	.6	.6	—
Recognized net actuarial loss	60.2	40.8	19.4	58.8	55.7	3.1

Net periodic pension expense (income)	$(2.3)	$(25.2)	$22.9	$(17.0)	$(18.5)	$1.5

The company currently expects to make cash contributions of approximately $115 million to its worldwide defined benefit pension plans in 2010 compared with $94.0 million in 2009. For the nine months ended September 30, 2010 and 2009, $61.0 million and $55.8 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2010.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2010 and 2009 is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
Service cost	$—	$—	$.1	$.2
Interest cost	2.7	3.0	8.0	8.9
Expected return on assets	(.1)	(.1)	(.4)	(.3)
Amortization of prior service cost	.4	.4	1.1	1.1
Recognized net actuarial loss	.9	.9	2.8	2.6

Net periodic postretirement benefit expense	$3.9	$4.2	$11.6	$12.5

The company expects to make cash contributions of approximately $24 million to its postretirement benefit plan in 2010 compared with $22.7 million in 2009. For the nine months ended September 30, 2010 and 2009, $14.8 million and $16.2 million, respectively, of cash contributions have been made.

e. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At September 30, 2010 and 2009, the notional amount of these contracts was $36.0 million and $36.7 million, respectively. At September 30, 2010 and 2009, the fair value of such contracts was a net gain of $.7 million and a net loss of $.3 million, respectively, of which $8.1 million and $5.4 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $7.4 million and $5.7 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the nine months ended September 30, 2010 and 2009, changes in the fair value of these instruments were a gain of $.6 million and a loss of $.5 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At September 30, 2010 and December 31, 2009, the carrying amount of long-term debt was less than fair

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

value, which is based on market prices (Level 2 inputs), of such debt by approximately $140 million and $100 million, respectively.

f. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2010, 5.2 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Nine Months Ended Sept. 30,
	2010	2009
Weighted-average fair value of grant	$17.87	$2.81
Risk-free interest rate	1.74%	1.57%
Expected volatility	72.20%	58.28%
Expected life of options in years	3.63	3.77
Expected dividend yield	—	—

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

During the nine months ended September 30, 2010 and 2009, the company recorded $7.3 million of share-based compensation expense and $.3 million of share-based compensation income, respectively, which is comprised of $2.7 million restricted stock unit expense and $2.0 million of restricted stock unit income and $4.6 million and $1.7 million of stock option expense, respectively. During the three months ended September 30, 2009, the company reversed $2.4 million of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals. In addition, during the three months ended September 30, 2009, the company reversed $2.6 million of previously-accrued share-based compensation principally related to employees terminated in prior periods.

A summary of stock option activity for the nine months ended September 30, 2010 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2009	3,981	$109.30
Granted	618	34.71
Exercised	(197)	6.48
Forfeited and expired	(1,006)	171.33

Outstanding at Sept. 30, 2010	3,396	83.70	2.29	$18.5

Expected to vest at Sept. 30, 2010	1,075	21.93	3.85	10.3

Exercisable at Sept. 30, 2010	2,283	113.85	1.54	7.8

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

the nine months ended September 30, 2010 and 2009 was $5.5 million and zero, respectively. As of September 30, 2010, $7.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2010 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	561	$40.42
Granted	219	34.74
Vested	(151)	26.42
Forfeited and expired	(214)	64.71

Outstanding at Sept. 30, 2010	415	28.86

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2010 and 2009 was $7.6 million and $1.1 million, respectively. As of September 30, 2010, there was $4.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the nine months ended September 30, 2010 and 2009 was $4.0 million and $3.0 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2010 and 2009 was $1.3 million and zero, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

g. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services—systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology—enterprise-class servers and other technology.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2010 and 2009 was $4.9 million and $1.5 million, respectively. The amount for the nine months ended September 30, 2010 and 2009 was $5.4 million and $12.0 million, respectively. The profit on these transactions is eliminated in Corporate.

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

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2010 and 2009 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended Sept. 30, 2010
Customer revenue	$960.6		$855.2	$105.4
Intersegment		$(25.6)	1.2	24.4

Total revenue	$960.6	$(25.6)	$856.4	$129.8

Operating income	$76.1	$(2.3)	$68.1	$10.3

Three Months Ended Sept. 30, 2009
Customer revenue	$1,106.4		$952.8	$153.6
Intersegment		$(33.3)	1.8	31.5

Total revenue	$1,106.4	$(33.3)	$954.6	$185.1

Operating income	$111.6	$1.1	$71.3	$39.2

Nine Months Ended Sept. 30, 2010
Customer revenue	$2,975.0		$2,597.7	$377.3
Intersegment		$(84.9)	3.6	81.3

Total revenue	$2,975.0	$(84.9)	$2,601.3	$458.6

Operating income	$241.1	$(1.5)	$162.6	$80.0

Nine Months Ended Sept. 30, 2009
Customer revenue	$3,227.1		$2,858.7	$368.4
Intersegment		$(118.5)	5.1	113.4

Total revenue	$3,227.1	$(118.5)	$2,863.8	$481.8

Operating income	$195.9	$16.0	$166.3	$13.6

Presented below is a reconciliation of total business segment operating income to consolidated income from continuing operations before income taxes (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
Total segment operating income	$78.4	$110.5	$242.6	$179.9
Interest expense	(25.0)	(25.4)	(76.8)	(68.4)
Other income (expense), net	(.2)	(3.4)	(44.6)	(7.3)
Corporate and eliminations	(2.3)	1.1	(1.5)	16.0

Total income from continuing operations before income taxes	$50.9	$82.8	$119.7	$120.2

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
Services
Systems integration and consulting	$291.5	$327.3	$921.9	$1,018.5
Outsourcing	392.4	411.3	1,144.2	1,186.7
Infrastructure services	116.4	133.7	357.1	419.7
Core maintenance	54.9	80.5	174.5	233.8

	855.2	952.8	2,597.7	2,858.7
Technology
Enterprise—class servers	77.0	138.8	311.0	295.5
Other technology	28.4	14.8	66.3	72.9

	105.4	153.6	377.3	368.4

Total	$960.6	$1,106.4	$2,975.0	$3,227.1

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
United States	$437.7	$512.7	$1,318.5	$1,538.6
United Kingdom	98.6	115.0	310.2	328.2
Other international	424.3	478.7	1,346.3	1,360.3

Total	$960.6	$1,106.4	$2,975.0	$3,227.1

h. Comprehensive income for the three and nine months ended September 30, 2010 and 2009 includes the following components (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2010	2009	2010	2009
Consolidated net income from continuing operations	$22.7	$54.4	$67.0	$65.3
Income from discontinued operations, net of tax	6.5	8.7	73.2	16.3

Total	29.2	63.1	140.2	81.6

Other comprehensive income
Foreign currency translation adjustments	40.9	22.8	14.9	68.5
Postretirement adjustments	(25.7)	25.1	74.8	35.3

Total other comprehensive income	15.2	47.9	89.7	103.8

Consolidated comprehensive income	44.4	111.0	229.9	185.4
Comprehensive income attributable to noncontrolling interests	.3	1.6	4.2	9.9

Comprehensive income attributable to Unisys Corporation	$44.7	$112.6	$234.1	$195.3

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Accumulated other comprehensive loss as of December 31, 2009 and September 30, 2010 is as follows (in millions of dollars):

	Total	Translation Adjustments	Post- Retirement Plans
Balance at December 31, 2009	$(3,013.5)	$(629.9)	$(2,383.6)
Change during period	88.8	15.6	73.2

Balance at Sept. 30, 2010	$(2,924.7)	$(614.3)	$(2,310.4)

Noncontrolling interests as of December 31, 2009 and September 30, 2010 is as follows (in millions of dollars):

Non- Controlling Interests
Balance at December 31, 2009	$(3.4)
Net income	3.3
Translation adjustments	(.7)
Postretirement plans	1.6

Balance at Sept. 30, 2010	$.8

i. Cash paid during the nine months ended September 30, 2010 and 2009 for income taxes was $32.6 million and $45.4 million, respectively.

Cash paid during the nine months ended September, 2010 and 2009 for interest was $84.5 million and $83.5 million, respectively.

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

UNISYS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The company has contracts with the General Services Administration (GSA), known as Multiple Award Schedule Contracts, under which various U.S. governmental agencies can purchase products and services from the company. Auditors from the GSA’s Office of Inspector General have been reviewing the company’s compliance with the disclosure and pricing provisions under two of these contracts, and whether the company has potentially overcharged the government under the contracts. Separately, the company has made voluntary disclosures about these matters to the responsible GSA contracting officers. The company has been providing pricing and other information to the GSA auditors and is working cooperatively with them. One of these matters is now completed, with the company paying a de minimis amount to the GSA. The audit on the other contract is in its preliminary stages, and the company cannot predict the outcome at this time.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2010, it has adequate provisions for any such matters.

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

Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company’s “ownership change” level is estimated to be in excess of 45 percentage points as of September 30, 2010.

In the event of an ownership change, utilization of the company’s Tax Attributes would be subject to an annual limitation determined in part by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 3.98% for October 2010), possibly subject to increase based on the built-in gain in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. In the event of an ownership change, the company’s future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation, and the company may incur a tax liability with respect to such income.

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

As discussed in note (j), effective January 1, 2010, the company adopted a new accounting standard whereby the company’s U.S. accounts receivable securitization facility no longer meets the requirements to be treated as a sale, and therefore will be accounted for as a secured borrowing. At September 30, 2010 and December 31, 2009, receivables of zero and $100 million, respectively, were sold. At December 31, 2009, the receivables sold under the facility of $100 million were treated as a sale and therefore removed from the accompanying consolidated balance sheet.

n. At September 30, 2010, the company’s cost-reduction liability, substantially all of which relates to idle lease cost, was approximately $19 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company reported improved operating income for the nine months ended September 30, 2010 driven by ClearPath technology sales, as well as the continuing benefits from streamlining operations and refocusing its business model. For the nine months ended September 30, 2010 operating profit rose to $241.1 million, or 8.1% of revenue, compared with operating profit of $195.9 million, or 6.1% of revenue, in the first nine months of 2009.

For the nine months ended September 30, 2010, the company reported net income of $136.9 million compared with a year-ago net income of $74.8 million. The results for the current-year period include income of $73.2 million from discontinued operations, related primarily to the gain on the sale of the company’s health information management (HIM) business, completed on April 30, 2010 and the sale of the company’s UK-based Unisys Insurance Services Limited (UISL) business, which provides business process outsourcing (BPO) services to the UK life and pensions industry, completed on August 31, 2010 (see note (a) of the Notes to Consolidated Financial Statements). The company’s results for the nine months ended September 30, 2010 also include approximately $38 million of foreign exchange losses in “other income (expense), net”, including approximately $20 million relating to the January 2010 currency devaluation in Venezuela (see note (b) of the Notes to Consolidated Financial Statements). Prior-year results included approximately $6 million of foreign exchange losses in “other income (expense), net”.

Revenue for the nine months ended September 30, 2010 declined 8% to $2.98 billion compared with $3.23 billion in the year-ago period, as the company continues to focus on profitable businesses that build on its core areas of strength. Approximately two percentage points of the revenue decline in the period was due to the divestiture of the company’s U.S. specialized technology check sorter equipment and related U.S. maintenance business. Foreign exchange rates had an approximately 2 percentage-point positive impact on revenue for the nine months ended September 30, 2010.

The company’s financial statements have been retroactively reclassified to report the HIM business and the UISL business as discontinued operations. As a result, all items relating to these businesses within the consolidated statements of income have been reported as income from discontinued operations, net of tax, and all items relating to these businesses within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations.

The company has announced that effective January 1, 2011 that it will reinstate a company match to its U.S. 401(k) Savings Plan, which had been suspended effective January 1, 2009. The company will match 50 percent of the first 6 percent of eligible pay contributed to the plan on a before-tax basis (subject to IRS limits). The company expects to fund the match with the company’s common stock and estimates the cost of such match will be approximately $14 million in 2011.

Results of operations

Company results

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

Revenue for the quarter ended September 30, 2010 was $960.6 million compared with $1,106.4 million for the third quarter of 2009, a decrease of 13% from the prior year. Approximately 2 percentage points of the decline was due to divestitures of businesses. Foreign currency fluctuations had a 1-percentage-point negative impact on revenue in the current period compared with the year-ago period. Services revenue declined 10% (2 percentage points of the decline were due to divested businesses) and Technology revenue declined 31% (1 percentage point of the decline was due to divested businesses) in the current quarter compared with the year-ago period. U.S. revenue was down 15% in the third quarter compared with the year-ago period, as declines in commercial revenue were partially offset by an increase in Federal government revenue. Approximately 4 percentage points of the decline was due to divestitures of businesses. International revenue decreased 12% in the current quarter principally due to declines in Europe and Pacific/Asia. Foreign currency had a 2-percentage-point negative impact on international revenue in the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

Total gross profit margin was 24.7% in the three months ended September 30, 2010 compared with 26.9% in the three months ended September 30, 2009. The decrease in gross profit margin principally reflects lower ClearPath sales.

Selling, general and administrative expense in the three months ended September 30, 2010 was $142.4 million (14.8% of revenue) compared with $161.9 million (14.6% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits derived from cost reduction actions, as well as foreign currency exchange impacts. During the three months ended September 30, 2009, the company reversed $2.4 million of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals. In addition, during the three months ended September 30, 2009, the company reversed $2.6 million of previously-accrued share-based compensation principally related to employees terminated in prior periods.

Research and development (R&D) expenses in the third quarter of 2010 were $18.9 million compared with $24.3 million in the third quarter of 2009. The decrease in R&D expenses in 2010 compared with 2009 principally reflects changes in the company’s development model as the company has focused its investments on software development versus hardware design.

For the third quarter of 2010, the company reported an operating profit of $76.1 million compared with an operating profit of $111.6 million in the third quarter of 2009.

For the three months ended September 30, 2010 pension income was $.8 million compared with pension income of $5.2 million for the three months ended September 30, 2009. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Interest expense for the three months ended September 30, 2010 was $25.0 million compared with $25.4 million for the three months ended September 30, 2009.

Other income (expense), net was an expense of $.2 million in the third quarter of 2010, compared with expense of $3.4 million in 2009. The decrease included foreign exchange gains of $.5 million in the three months ended September 30, 2010 compared with a loss of $.4 million in the three months ended September 30, 2009. Included in the prior year period was a loss of $4.7 million on the sale of a subsidiary.

Income from continuing operations before income taxes for the three months ended September 30, 2010 was $50.9 million compared with income of $82.8 million in 2009. The provision for income taxes was $28.2 million in the current quarter compared with a provision of $28.4 million in the year-ago period. As discussed in note (l) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to its full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income. Due to its full valuation allowance in the U.S., the recently enacted health care legislation will have no impact on the company’s U.S. deferred tax assets.

Net income from continuing operations attributable to Unisys Corporation for the three months ended September 30, 2010 was $21.8 million, or $.50 per diluted share, compared with $52.4 million, or $1.27 per share, for the three months ended September 30, 2009.

Income from discontinued operations for the three months ended September 30, 2010 was $6.5 million, or $.15 per diluted share, compared with $8.7 million, or $.21 per share, for the three months ended September 30, 2009. See note (a) of the Notes to Consolidated Financial Statements.

Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

Revenue for the nine months ended September 30, 2010 was $2.98 billion compared with $3.23 billion for the nine months ended September 30, 2009, a decrease of 8% from the prior year. Approximately 2 percentage points of the decline were due to divestitures of businesses. Foreign currency fluctuations had a 2-percentage-point positive impact on revenue in the current period compared with the year-ago period. Services revenue declined 9% (2 percentage points of the decline were due to divested businesses) and Technology revenue increased 2% (adjusting for divested businesses, the increase would have been 5 percentage points higher) for the nine months ended September 30, 2010 compared with the year-ago period. U.S. revenue was down 14% in the first nine months of 2010 compared with the year-ago period, driven by decreases in both Federal government and commercial revenue. Approximately 4 percentage points of the decline were due to divestitures of businesses. International revenue decreased 2% in the first nine months of 2010 due to decreases in Europe, offset in part by increases in Brazil and Pacific/Asia. Foreign currency had a 4-percentage-point positive impact on international revenue in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.

Total gross profit margin was 25.6% in the nine months ended September 30, 2010 compared with 24.0% in the nine months ended September 30, 2009. The increase in gross profit margin principally reflects higher ClearPath sales as well as the benefits derived from cost reduction actions.

Selling, general and administrative expense in the nine months ended September 30, 2010 was $458.7 million (15.4% of revenue) compared with $500.2 million (15.5% of revenue) in the year-ago period. The decrease in selling, general and administrative expense reflects the benefits from cost reduction actions, offset in part by foreign currency exchange impacts. During the nine months ended September 30, 2009, the company reversed $2.4 million of previously-accrued compensation expense related to performance-based restricted stock units due to a change in the assessment of the achievability of the performance goals. In addition, during the nine months ended September 30, 2009, the company reversed $2.6 million of previously-accrued share-based compensation principally related to employees terminated in prior periods.

Research and development (R&D) expenses in the first nine months of 2010 were $60.8 million compared with $76.8 million in the first nine months of 2009. The decrease in R&D expenses in 2010 compared with 2009 principally reflects changes in the company’s development model as the company has focused its investments on software development versus hardware design.

For the nine months ended September 30, 2010, the company reported operating income of $241.1 million compared with operating income of $195.9 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the company recorded a benefit of $11.2 million relating to a change in Brazilian law involving a gross receipt tax. Of this amount $5.4 million is reflected in other income, $6.1 million is reflected in cost of revenue and $.3 million of expense is in selling, general and administrative expense.

For the nine months ended September 30, 2010 pension income was $2.3 million compared with pension income of $17.0 million for the nine months ended September 30, 2009.

Interest expense for the nine months ended September 30, 2010 was $76.8 million compared with $68.4 million for the nine months ended September 30, 2009.

Other income (expense), net was an expense of $44.6 million for the nine months ended September 30, 2010, compared with expense of $7.3 million for the nine months ended September 30, 2009. The increase in expense was principally due to foreign exchange losses of $38.4 million in the nine months ended September 30, 2010 compared with losses of $6.4 million in the nine months ended September 30, 2009. Included in the foreign exchange losses for the nine months ended September 30, 2010 was $19.9 million related to the Venezuelan devaluation, see note (b) of the Notes to Consolidated Financial Statements. In addition, income of $5.4 million was recognized in the nine months ended September 30, 2009 related to the Brazilian law change referred to above. Also included in the prior year period was a loss of $4.7 million on the sale of a subsidiary.

The company reported income from continuing operations before income taxes for the nine months ended September 30, 2010 of $119.7 million compared with income of $120.2 million in 2009. The provision for income taxes was $52.7 million for the nine months ended September 30, 2010 compared with a provision of $54.9 million in the year-ago period.

Net income from continuing operations attributable to Unisys Corporation for the nine months ended September 30, 2010 was $63.7 million, or $1.47 per diluted share, compared with $58.5 million, or $1.51 per share, for the prior-year period.

Income from discontinued operations for the nine months ended September 30, 2010 was $73.2 million, or $1.69 per diluted share, compared with $16.3 million, or $.42 per share, for the nine months ended September 30, 2009. See note (a) of the Notes to Consolidated Financial Statements.

Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million. The company has used and continues to use the official exchange rate for translation purposes. At September 30, 2010, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $20 million.

Segment results

The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services—systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology—enterprise-class servers and other technology.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2010 and 2009 was $4.9 million and $1.5 million, respectively. The amount for the nine months ended September 30, 2010 and 2009 was $5.4 million and $12.0 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments, based principally on revenue, employees, square footage or usage.

Three months ended September 30, 2010 compared with the three months ended September 30, 2009

Information by business segment is presented below (in millions of dollars):

	Total	Elimi- nations	Services	Technology
Three Months Ended September 30, 2010
Customer revenue	$960.6		$855.2	$105.4
Intersegment	—	$(25.6)	1.2	24.4

Total revenue	$960.6	$(25.6)	$856.4	$129.8

Gross profit percent	24.7%		20.6%	47.6%

Operating income percent	7.9%		8.0%	7.9%

Three Months Ended September 30, 2009

Customer revenue	$1,106.4		$952.8	$153.6
Intersegment	—	$(33.3)	1.8	31.5

Total revenue	$1,106.4	$(33.3)	$954.6	$185.1

Gross profit percent	26.9%		19.9%	55.2%

Operating income percent	10.1%		7.5%	21.2%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended September 30
	2010	2009	Percent Change
Services
Systems integration and consulting	$291.5	$327.3	(10.9)%
Outsourcing	392.4	411.3	(4.6)%
Infrastructure services	116.4	133.7	(12.9)%
Core maintenance	54.9	80.5	(31.8)%

	855.2	952.8	(10.2)%
Technology
Enterprise-class servers	77.0	138.8	(44.5)%
Other technology	28.4	14.8	91.9%

	105.4	153.6	(31.4)%

Total	$960.6	$1,106.4	(13.2)%

In the Services segment, customer revenue was $855.2 million for the three months ended September 30, 2010 down 10.2% from the three months ended September 30, 2009. Approximately 2 percentage points of the decline were due to divestitures of businesses. Foreign currency translation had a 1-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 10.9% from $327.3 million in the September 2009 quarter to $291.5 million in the September 2010 quarter, reflecting lower demand for project-based services.

Outsourcing revenue decreased 4.6% for the three months ended September 30, 2010 to $392.4 million compared with the three months ended September 30, 2009, reflecting a decline in business processing outsourcing (BPO) revenue, offset in part by an increase in information technology outsourcing (ITO) revenue.

Infrastructure services revenue declined 12.9% for the three month period ended September 30, 2010 compared with the three month period ended September 30, 2009, reflecting the company’s de-emphasis of lower-margin business, as well as the shift from project work to managed outsourcing contracts. Approximately 5 percentage points of the decline were due to divestitures of businesses.

Core maintenance revenue declined 31.8% in the current quarter compared with the prior-year quarter, reflecting the continuing secular decline of core maintenance. Approximately 12 percentage points of the decline were due to divestitures of businesses.

Services gross profit was 20.6% in the third quarter of 2010 compared with 19.9% in the year-ago period. Services operating income percent was 8.0% in the three months ended September 30, 2010 compared with 7.5% in the three months ended September 30, 2009.

In the Technology segment, customer revenue was $105.4 million in the current quarter compared with $153.6 million in the year-ago period for a decrease of 31.4%. Foreign currency translation had a negligible impact on Technology revenue in the current period compared with the prior-year period. The decrease in Technology revenue in 2010 was principally due to lower sales of the company’s ClearPath products.

Revenue from the company’s enterprise-class servers, which includes the company’s ClearPath and ES7000 product families, decreased 44.5% for the three months ended September 30, 2010 compared with the three months ended September 30, 2009. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology was $28.4 million for the three months ended September 30, 2010 compared with $14.8 million for the three months ended September 30, 2009.

Technology gross profit was 47.6% in the current quarter compared with 55.2% in the year-ago quarter. Technology operating income percent was 7.9% in the three months ended September 30, 2010 compared with 21.2% in the three months ended

September 30, 2009. The decreases in gross profit and operating profit margins in 2010 compared with 2009 principally reflect the decline in sales of high margin enterprise servers.

Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

Information by business segment is presented below (in millions of dollars):

	Total	Elimi- nations	Services	Technology

Nine Months Ended September 30, 2010
Customer revenue	$2,975.0		$2,597.7	$377.3
Intersegment	—	$(84.9)	3.6	81.3

Total revenue	$2,975.0	$(84.9)	$2,601.3	$458.6

Gross profit percent	25.6%		19.5%	54.5%

Operating income percent	8.1%		6.3%	17.4%

Nine Months Ended September 30, 2009
Customer revenue	$3,227.1		$2,858.7	$368.4
Intersegment	—	$(118.5)	5.1	113.4

Total revenue	$3,227.1	$(118.5)	$2,863.8	$481.8

Gross profit percent	24.0%		19.2%	43.8%

Operating income percent	6.1%		5.8%	2.8%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Nine Months Ended September 30
	2010	2009	Percent Change
Services
Systems integration and consulting	$921.9	$1,018.5	(9.5)%
Outsourcing	1,144.2	1,186.7	(3.6)%
Infrastructure services	357.1	419.7	(14.9)%
Core maintenance	174.5	233.8	(25.4)%

	2,597.7	2,858.7	(9.1)%
Technology
Enterprise-class servers	311.0	295.5	5.2%
Other technology	66.3	72.9	(9.1)%

	377.3	368.4	2.4%

Total	$2,975.0	$3,227.1	(7.8)%

In the Services segment, customer revenue was $2,597.7 million for the nine months ended September 30, 2010 down 9.1% from the nine months ended September 30, 2009. Approximately 2 percentage points of the decline were due to divestitures of businesses. Foreign currency translation had a 2-percentage-point positive impact on Services revenue in the first nine months of 2010 compared with the year-ago period.

Revenue from systems integration and consulting decreased 9.5% from $1,018.5 million for the nine months ended September 30, 2009 to $921.9 million for the nine months ended September 30, 2010, reflecting lower demand for project-based services from the company’s U.S. federal business.

Outsourcing revenue decreased 3.6% for the nine months ended September 30, 2010, as a decline in business processing outsourcing (BPO) revenue was only partially offset by an increase in information technology outsourcing (ITO) revenue.

Infrastructure services revenue declined 14.9% for the nine months ended September 30, 2010, reflecting the company’s de-emphasis of lower-margin business, as well as the shift from project work to managed outsourcing contracts. Approximately 4 percentage points of the decline were due to divestitures of businesses.

Core maintenance revenue declined 25.4% in the nine months ended September 30, 2010 compared with the prior-year period, reflecting the continuing secular decline of core maintenance. Approximately 12 percentage points of the decline were due to divestitures of businesses.

Services gross profit was 19.5% for the nine months ended September 30, 2010 compared with 19.2% in the year-ago period. Services operating income percent was 6.3% for the nine months ended September 30, 2010 compared with 5.8% for the nine months ended September 30, 2009.

In the Technology segment, customer revenue was $377.3 million in the nine months ended September 30, 2010 compared with $368.4 million in the year-ago period for an increase of 2.4% (adjusting for divested businesses, the increase would have been 5 percentage points higher). Foreign currency translation had a positive impact of approximately 2-percentage points on Technology revenue in the first nine months of 2010 compared with the prior-year period. The increase in Technology revenue in the first nine months of 2010 was principally due to higher sales in the United States, Europe, Latin America and Brazil.

Revenue from the company’s enterprise-class servers, which includes the company’s ClearPath and ES7000 product families, increased 5.2% for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology decreased 9.1% for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, principally due to lower sales of third-party technology products as well as the divestiture of a business. Approximately 16 percentage points of the decline were due to divestitures of businesses.

Technology gross profit was 54.5% in the first nine months of 2010 compared with 43.8% in the year-ago period. Technology operating income percent was 17.4% for the nine months ended September 30, 2010 compared with 2.8% for the nine months ended September 30, 2009. The increases in gross profit and operating profit margins in 2010 compared with 2009 principally reflect a richer mix of high margin enterprise servers.

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

Cash and cash equivalents at September 30, 2010 were $688.7 million compared with $647.6 million at December 31, 2009. At December 31, 2009, the company had sold $100 million of receivables under its U.S. accounts receivable securitization facility compared with zero as of September 30, 2010.

During the nine months ended September 30, 2010, cash provided by operations was $150.0 million compared with cash provided of $181.8 million for the nine months ended September 30, 2009. The principal reason for the decline in cash provided from operations was the $100 million decrease in the utilization in the company’s U.S. accounts receivable securitization facility, discussed above. In addition, cash expenditures in the current nine-month period related to cost-reduction actions (which are included in operating activities) were approximately $18.1 million compared with $56.2 million for the prior-year period. Cash expenditures for prior year cost-reduction actions are expected to be approximately $3.6 million for the remainder of 2010, resulting in an expected cash expenditure of approximately $21.7 million in 2010 compared with $61.3 million in 2009.

Cash used for investing activities for the nine months ended September 30, 2010 was $25.8 million compared with cash usage of $231.7 million during the nine months ended September 30, 2009. The current nine-month period includes net proceeds of $121.2 million related to the sale of the company’s HIM business, as well as the sale of the company’s U.S. specialized technology check sorter and related U.S. maintenance business and its UISL business (see note (a) of the Notes to Consolidated Financial Statements). Items affecting cash used for investing activities were the following: Net proceeds of investments were $1.0 million for the nine months ended September 30, 2010 compared with net proceeds of $1.9 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the nine months ended September 30, 2010, cash provided of $13.9 million related to the net change in restricted deposits compared with a cash usage of $82.5 million in the prior year period. In addition, in the current year period, the investment in marketable software was $41.8 million compared with $43.7 million in the year-ago period, capital additions of properties were $49.7 million in 2010 compared with $32.1 million in 2009 and capital additions of outsourcing assets were $70.4 million in 2010 compared with $73.4 million in 2009. The increase in capital additions of properties was principally due to expenditures related to new facilities as part of the company’s multi-year plan to reduce its leased square footage.

Cash used for financing activities during the nine months ended September 30, 2010 was $76.8 million compared with cash used of $45.4 million during the nine months ended September 30, 2009. The current-year period includes $78.0 million used to redeem and to extinguish long-term debt, compared with $30.0 million in the year-ago period.

At September 30, 2010, total debt was $837.5 million, a decrease of $74.2 million from December 31, 2009, principally due to the redemption at maturity of the remainder of the company’s 6 7/8% senior notes.

The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

On May 16, 2008, the company entered into a three-year, U.S. accounts receivable securitization facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company’s business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. Termination events include failure to perform covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At September 30, 2010 and December 31, 2009, the company had sold zero and $100 million, respectively, of eligible receivables. As discussed in note (j) of the Notes to Consolidated Financial Statements, effective January 1, 2010, the company concluded that sales of participating interest in accounts receivable under its U.S. trade accounts receivable facility no longer meet the requirements to be accounted for as sales due to the change in the definition of a participating interest, whereby all cash flows received from the entire financial asset must be divided proportionally among the participating interest holders in an amount equal to their share of ownership. Since in the company’s U.S. trade accounts receivable facility, the company’s retained interest is subordinated to the other holders, the transaction does not meet the definition of the sale of a participating interest, and therefore will be accounted for as a secured borrowing. See note (m) of the Notes to Consolidated Financial Statements.

At September 30, 2010, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

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

Pursuant to the indentures governing the company’s secured notes maturing in 2014 and 2015, net proceeds from the sale of the HIM business are restricted and may be used only for certain purposes, including to purchase long-term assets that would constitute collateral; to make capital expenditures with respect to assets that constitute collateral; to repay certain of the company’s outstanding debt obligations; or to acquire other assets that are used or useful in its business and that would constitute collateral. At September 30, 2010, $10.9 million remained restricted. This amount is reported in prepaid expenses and other current assets in the company’s consolidated balance sheet. See note (a) of the Notes to Consolidated Financial Statements.

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

Factors that could affect future results include the following:

The company’s business has been adversely affected by global economic conditions and could be further adversely affected if economic conditions worsen or if there are acts of war, terrorism or natural disasters. The company’s recent financial results have been impacted by the global economic slowdown. The company has seen this slowdown particularly in its financial services business but also in other key commercial industries, as clients reacted to economic uncertainties by reducing information technology spending. Decreased demand for the company’s services and products has impacted its revenue and profit margins. If economic conditions worsen, the company could see reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of clients, which could also result in a decrease in demand. The company’s business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company’s business.

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

The company’s contracts with U.S. governmental agencies may subject the company to audits, criminal penalties, sanctions and other expenses and fines. The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with contract terms and conditions, its systems and policies, including the contractor’s purchasing, property, estimating, billing, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract or any amounts improperly billed or charged for products or services will be subject to reimbursement to the government. In addition, government contractors, such as the company, are required to disclose credible evidence of certain violations of law and contract overpayments to the federal government. If the company is found to have participated in improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Any negative publicity related to such contracts, regardless of the accuracy of such publicity, may adversely affect our business or reputation.

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

Financial market conditions may inhibit the company’s ability to access capital and credit markets to address its liquidity needs. The capital and credit markets have experienced volatility and disruption. Financial market conditions may impact the company’s ability to borrow, to refinance its outstanding debt, or to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. Although the company intends to use cash on hand to address its liquidity needs, its ability to do so assumes that its operations will continue to generate sufficient cash.

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

Changes in ownership of the company’s common stock could limit its ability to utilize net operating losses and tax credit carryforwards. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.

The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company’s “ownership change” level is estimated to be in excess of 45 percentage points as of September 30, 2010.

In the event of an ownership change, utilization of the company’s Tax Attributes would be subject to an annual limitation determined in part by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate (which is 3.98% for October 2010), possibly subject to increase based on the built-in gain in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. In the event of an ownership change, the company’s future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation, and the company may incur a tax liability with respect to such income.

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

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

UNISYS CORPORATION

Date: October 28, 2010	By:	/S/ JANET BRUTSCHEA HAUGEN
Janet Brutschea Haugen Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/S/ SCOTT HURLEY
Scott Hurley Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated April 29, 2010)

3.2	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K dated April 29, 2010)

12	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed.