Form 10-Q
period 2011-03-31
UNISYS CORP
filed 2011-05-02
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of Common Stock outstanding as of March 31, 2011: 43,033,189.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$833.1	$828.3
Accounts and notes receivable, net	732.8	789.7
Inventories:
Parts and finished equipment	42.4	44.8
Work in process and materials	39.1	44.1
Deferred income taxes	33.2	40.7
Prepaid expenses and other current assets	125.7	127.8

Total	1,806.3	1,875.4

Properties	1,363.9	1,339.0
Less-Accumulated depreciation and amortization	1,144.4	1,119.3

Properties, net	219.5	219.7

Outsourcing assets, net	163.2	162.3
Marketable software, net	137.8	143.8
Prepaid postretirement assets	35.0	31.2
Deferred income taxes	174.6	179.6
Goodwill	199.3	197.9
Other long-term assets	213.6	211.0

Total	$2,949.3	$3,020.9

Liabilities and stockholders’ deficit
Current liabilities
Current maturities of long-term debt	$.8	$.8
Accounts payable	273.4	260.7
Deferred revenue	537.6	556.3
Other accrued liabilities	446.9	518.9

Total	1,258.7	1,336.7

Long-term debt	618.5	823.2
Long-term postretirement liabilities	1,482.2	1,509.2
Long-term deferred revenue	157.5	149.4
Other long-term liabilities	124.5	136.2
Commitments and contingencies

Stockholders’ deficit
6.25% mandatory convertible preferred stock, net of issuance costs, shares issued: 2011; 2.6, 2010; 0	249.7	—
Common stock, shares issued:
2011; 43.4, 2010; 42.9	.4	.4
Accumulated deficit	(2,210.0)	(2,170.6)
Treasury stock, shares at cost:
2011; .3, 2010; .3	(47.9)	(46.0)
Paid-in capital	4,217.8	4,207.2
Accumulated other comprehensive loss	(2,910.5)	(2,928.3)

Total Unisys stockholders’ deficit	(700.5)	(937.3)
Noncontrolling interests	8.4	3.5

Total stockholders’ deficit	(692.1)	(933.8)

Total	$2,949.3	$3,020.9

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended March 31
	2011	2010*
Revenue
Services	$800.3	$850.5
Technology	110.9	126.9

	911.2	977.4
Costs and expenses
Cost of revenue:
Services	654.5	687.6
Technology	48.5	54.6

	703.0	742.2

Selling, general and administrative	146.0	155.9
Research and development	20.3	20.8

	869.3	918.9

Operating profit	41.9	58.5

Interest expense	25.9	26.5
Other income (expense), net	(23.8)	(36.9)

Loss from continuing operations before income taxes	(7.8)	(4.9)
Provision for income taxes	28.2	11.2

Consolidated net loss from continuing operations	(36.0)	(16.1)
Net income attributable to noncontrolling interests	(3.4)	(1.2)

Net loss from continuing operations attributable to Unisys Corporation	(39.4)	(17.3)
Income from discontinued operations, net of tax	—	5.7

Net loss attributable to Unisys Corporation	(39.4)	(11.6)
Preferred stock dividends	1.4	—

Net loss attributable to Unisys Corporation common shareholders	$(40.8)	$(11.6)

Earnings (loss) per common share attributable to Unisys Corporation
Basic
Continuing operations	$(.95)	$(.40)
Discontinued operations	—	.13

Total	$(.95)	$(.27)

Diluted
Continuing operations	$(.95)	$(.40)
Discontinued operations	—	.13

Total	$(.95)	$(.27)

*	Reclassified for discontinued operations. See note (a).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Three Months Ended March 31
	2011	2010

Cash flows from operating activities
Consolidated net loss from continuing operations	$(36.0)	$(16.1)
Income from discontinued operations, net of tax	—	5.7
Add (deduct) items to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency transaction losses	—	19.9
Loss on debt extinguishment	31.8	—
Employee stock compensation	6.3	4.9
Company stock issued for U.S. 401(k) plan	3.6	—
Depreciation and amortization of properties	17.1	20.5
Depreciation and amortization of outsourcing assets	18.7	30.2
Amortization of marketable software	17.4	16.2
Disposal of capital assets	.4	2.7
Loss on sale of businesses and assets	.3	2.8
Decrease in deferred income taxes, net	12.3	1.2
Decrease in receivables, net	74.1	21.3
Decrease (increase) in inventories	8.7	(3.6)
Decrease in accounts payable and other accrued liabilities	(110.3)	(85.8)
Decrease in other liabilities	(6.2)	(24.7)
Increase in other assets	(8.8)	(24.5)
Other	(1.0)	.9

Net cash provided by (used for) operating activities	28.4	(28.4)

Cash flows from investing activities
Proceeds from investments	84.8	107.8
Purchases of investments	(83.5)	(108.3)
Restricted deposits	.2	.5
Investment in marketable software	(11.4)	(14.8)
Capital additions of properties	(15.0)	(14.8)
Capital additions of outsourcing assets	(17.0)	(39.0)
Net proceeds from sale of businesses and assets	(5.2)	4.4

Net cash used for investing activities	(47.1)	(64.2)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	250.4	—
Payments of long-term debt	(239.3)	(64.9)
Proceeds from exercise of stock options	1.3	1.1
Dividend paid to noncontrolling interests	(.4)	—
Net proceeds from short-term borrowings	—	1.8
Financing fees	—	(.1)

Net cash provided by (used for) financing activities	12.0	(62.1)

Effect of exchange rate changes on cash and cash equivalents	11.5	(24.4)

Increase (decrease) in cash and cash equivalents	4.8	(179.1)
Cash and cash equivalents, beginning of period	828.3	647.6

Cash and cash equivalents, end of period	$833.1	$468.5

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

The company’s accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

a. On April 30, 2010, the company completed the sale of its health information management (HIM) business, and on August 31, 2010, the company completed the sale of its UK-based Unisys Insurance Services Limited (UISL) business, which provides business process outsourcing (BPO) services to the UK life and pensions industry. In connection with the sale of UISL, the company paid $4.9 million during the three months ended March 31, 2011 and has payment obligations of approximately $14.5 million to be paid ratably over the next three quarterly periods.

The results of discontinued operations for the three months ended March 31, 2010 are as follows (in millions of dollars):

	Three Months Ended March 31, 2010
	Total	HIM	UISL
Revenue	$52.5	$31.6	$20.9

Income before taxes	$9.3	$8.8	$.5

Income tax provision	3.6	3.5	.1

Income from discontinued operations, net of tax	$5.7	$5.3	$.4

b. Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million. The company has used and continues to use the official exchange rate for translation purposes. At March 31, 2011, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $18 million.

c. The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three months ended March 31, 2011 and 2010 (dollars in millions, shares in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss from continuing operations attributable to Unisys Corporation	$(39.4)	$(17.3)
Less preferred stock dividends	(1.4)	—

Net loss from continuing operations attributable to Unisys Corporation common shareholders	(40.8)	(17.3)
Income from discontinued operations, net of tax	—	5.7

Net loss attributable to Unisys Corporation common shareholders	$(40.8)	$(11.6)

Basic Earnings (Loss) Per Common Share
Weighted average shares	42,836	42,398

Continuing operations	$(.95)	$(.40)
Discontinued operations	—	.13

Total	$(.95)	$(.27)

Diluted Earnings (Loss) Per Common Share

Net loss from continuing operations attributable to Unisys Corporation common shareholders	$(40.8)	$(17.3)
Add preferred stock dividends	—	—

Net loss from continuing operations attributable to Unisys Corporation	(40.8)	(17.3)
Income from discontinued operations, net of tax	—	5.7

Net loss attributable to Unisys Corporation	$(40.8)	$(11.6)

Weighted average shares	42,836	42,398
Plus incremental shares from assumed conversions
Employee stock plans	—	—
Preferred stock	—	—

Adjusted weighted average shares	42,836	42,398

Continuing operations	$(.95)	$(.40)
Discontinued operations	—	.13

Total	$(.95)	$(.27)

The following number of stock options and restricted stock units was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2011, 3,384 and 2010, 2,751. The following number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2011, 2,588.

d. Net periodic pension expense (income) for the three months ended March 31, 2011 and 2010 is presented below (in millions of dollars):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$3.7	$—	$3.7	$3.9	$—	$3.9
Interest cost	97.9	66.5	31.4	99.9	69.2	30.7
Expected return on plan assets	(118.8)	(85.2)	(33.6)	(124.8)	(91.6)	(33.2)
Amortization of prior service cost	.2	.2	—	.2	.2	—
Recognized net actuarial loss	26.0	19.4	6.6	20.5	13.9	6.6

Net periodic pension expense (income)	$9.0	$.9	$8.1	$(.3)	$(8.3)	$8.0

The company currently expects to make cash contributions of approximately $115 million to its worldwide defined benefit pension plans (principally international plans) in 2011 compared with $81.5 million in 2010. For the three months ended March 31, 2011 and 2010, $22.2 million and $20.0 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2011.

Net periodic postretirement benefit expense for the three months ended March 31, 2011 and 2010 is presented below (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Service cost	$.1	$—
Interest cost	2.7	2.7
Expected return on assets	(.1)	(.1)
Amortization of prior service cost	.3	.4
Recognized net actuarial loss	.9	.9

Net periodic postretirement benefit expense	$3.9	$3.9

The company expects to make cash contributions of approximately $22 million to its postretirement benefit plan in 2011 compared with $23.9 million in 2010. For the three months ended March 31, 2011 and 2010, $4.7 million and $4.8 million, respectively, of cash contributions have been made.

e. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At March 31, 2011 and 2010, the notional amount of these contracts was $27.4 million and $34.0 million, respectively. At March 31, 2011 and 2010, the fair value of such contracts was a net gain of $.2 million and a net gain of $.1 million, respectively, of which $.2 million and $7.6 million, respectively, has been recognized in “Prepaid expenses and other current assets” and zero and $7.5 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the three months ended March 31, 2011 and 2010, changes in the fair value of these instruments were a loss of $.4 million and a gain of $.2 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At March 31, 2011 and December 31, 2010, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $100 million and $140 million, respectively.

f. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2011, 4.7 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Three Months Ended March 31,
	2011	2010
Weighted-average fair value of grant	$20.25	$17.97
Risk-free interest rate	1.71%	1.74%
Expected volatility	71.31%	72.20%
Expected life of options in years	3.62	3.63
Expected dividend yield	—	—

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

During the three months ended March 31, 2011 and 2010, the company recorded $6.3 million and $4.9 million of share-based compensation expense, respectively, which is comprised of $2.4 million and $2.1 million of restricted stock unit expense and $3.9 million and $2.8 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2011 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2010	3,125	$85.78
Granted	607	38.66
Exercised	(140)	9.24
Forfeited and expired	(623)	178.55

Outstanding at March 31, 2011	2,969	60.38	2.92	$17.7

Expected to vest at March 31, 2011	1,195	30.93	4.13	6.0

Exercisable at March 31, 2011	1,720	81.73	2.03	11.6

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $4.0 million and $4.9 million, respectively. As of March 31, 2011, $14.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years.

A summary of restricted stock unit activity for the three months ended March 31, 2011 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	401	$29.10
Granted	282	38.67
Vested	(179)	26.80
Forfeited and expired	(89)	40.92

Outstanding at March 31, 2011	415	32.70

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2011 and 2010 was $10.9 million and $6.7 million, respectively. As of March 31, 2011, there was $11.4 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the three months ended March 31, 2011 and 2010 was $4.8 million and $3.5 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2011 and 2010 was $1.3 million and $1.1 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2011 and 2010 was $.8 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. Effective January 1, 2011, the company changed the measurement of segment performance that it evaluates to exclude pension income or expense. Prior periods have been reclassified to conform to the 2011 presentation. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three-month periods ended March 31, 2011 and 2010 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2011
Customer revenue	$911.2		$800.3	$110.9
Intersegment		$(21.6)	.9	20.7

Total revenue	$911.2	$(21.6)	$801.2	$131.6

Operating income	$41.9	$(4.5)	$32.0	$14.4

Three Months Ended March 31, 2010
Customer revenue	$977.4		$850.5	$126.9
Intersegment		$(23.1)	.9	22.2

Total revenue	$977.4	$(23.1)	$851.4	$149.1

Operating income	$58.5	$(1.4)	$40.0	$19.9

Presented below is a reconciliation of total business segment operating income to consolidated loss from continuing operations before income taxes (in millions of dollars):

	Three Months Ended March 31
	2011	2010
Total segment operating profit	$46.4	$59.9
Interest expense	(25.9)	(26.5)
Other income (expense), net	(23.8)	(36.9)
Corporate and eliminations	(4.5)	(1.4)

Total loss from continuing operations before income taxes	$(7.8)	$(4.9)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31
	2011	2010
Services
Systems integration and consulting	$284.9	$295.2
Outsourcing	351.9	368.8
Infrastructure services	110.1	125.6
Core maintenance	53.4	60.9

	800.3	850.5
Technology
Enterprise-class servers	99.6	102.4
Other technology	11.3	24.5

	110.9	126.9

Total	$911.2	$977.4

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended March 31
	2011	2010
United States	$361.0	$430.6
United Kingdom	99.8	97.9
Other foreign	450.4	448.9

Total	$911.2	$977.4

h. Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 includes the following components (in millions of dollars):

	2011	2010
Consolidated net loss from continuing operations	$(36.0)	$(16.1)
Income from discontinued operations, net of tax	—	5.7

Total	(36.0)	(10.4)

Other comprehensive income (loss)
Foreign currency translation adjustments	13.8	(9.0)
Postretirement adjustments	5.9	64.4

Total other comprehensive income	19.7	55.4

Consolidated comprehensive income (loss)	(16.3)	45.0
Comprehensive income attributable to noncontrolling interests	5.3	2.2

Comprehensive income (loss) attributable to Unisys Corporation	$(21.6)	$42.8

Accumulated other comprehensive loss as of December 31, 2010 and March 31, 2011 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2010	$(2,928.3)	$(604.2)	$(2,324.1)

Change during period	17.8	12.3	5.5

Balance at March 31, 2011	$(2,910.5)	$(591.9)	$(2,318.6)

Noncontrolling interests as of December 31, 2010 and March 31, 2011 is as follows (in millions of dollars):

Non-Controlling Interests
Balance at December 31, 2010	$3.5
Net income	3.4
Translation adjustments	1.5
Dividends paid to non-controlling interests	(.4)
Postretirement plans	.4

Balance at March 31, 2011	$8.4

i. Cash paid during the three months ended March 31, 2011 and 2010 for income taxes was $18.8 million and $10.7 million, respectively.

Cash paid during the three months ended March 31, 2011 and 2010 for interest was $35.0 million and $29.4 million, respectively.

j. Effective January 1, 2011, the company adopted two accounting standards issued by the Financial Accounting Standards Board that amend revenue recognition guidance. The first standard supersedes certain prior accounting guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative standalone selling prices (i.e., the relative-selling-price method). The standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to this standard. The second standard amends prior software revenue recognition accounting guidance by excluding from the scope of such prior guidance tangible products that contain both software elements and non-software elements that function together to deliver the tangible product’s essential functionality. The company has adopted the new standards prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. In certain of the company’s arrangements, revenue was previously deferred for certain deliverables included in multiple element arrangements where the arrangements also included undelivered services for which the company was unable to demonstrate fair value pursuant to previous standards. The new standards require deliverables for which revenue was previously deferred to be separated and recognized as delivered, rather than combined with undelivered items and recognized over the longest service delivery period.

If the new standards were applied to transactions entered into or materially modified in the year ended December 31, 2010, it would not have resulted in a material change to the company’s reported revenue for 2010. The company is not able to reasonably estimate the effect of adopting these standards on future periods as the impact will vary based on the nature and volume of new or materially modified deals in any given period.

k. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.

Revenue from hardware sales with standard payment terms is recognized upon the passage of title and the transfer of risk of loss. Outside the United States, the company recognizes revenue even if it retains a form of title to products delivered to customers, provided the sole purpose is to enable the company to recover the products in the event of customer payment default and the arrangement does not prohibit the customer’s use of the product in the ordinary course of business.

Revenue from software licenses with standard payment terms is recognized at the inception of the initial license term and upon execution of an extension to the license term.

The company also enters into multiple-element arrangements, which may include any combination of hardware, software or services. For example, a client may purchase an enterprise server that includes operating system software. In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance for service of the hardware. These arrangements consist of multiple deliverables, with hardware and software delivered in one reporting period and the software support and hardware maintenance services delivered across multiple reporting periods. In another example, the company may provide desktop managed services to a client on a long term multiple year basis and periodically sell hardware and software products to the client. The services are provided on a continuous basis across multiple reporting periods and the hardware and software products are delivered in one reporting period. To the extent that a deliverable in a multiple-deliverable arrangement is subject to specific guidance, that deliverable is accounted for in accordance with such specific guidance. Examples of such arrangements may include leased hardware which is subject to specific leasing guidance or software which is subject to specific software revenue recognition guidance.

In these transactions, the company allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or the best estimated selling price (ESP) if neither VSOE nor TPE is available. VSOE of selling price is based upon the normal pricing and discounting practices for those products and services when sold separately. TPE of selling price is based on evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, discounts off of list prices, market conditions, competition and other factors. ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.

For multiple-element arrangements that involve the licensing, selling or leasing of software, for software and software-related elements, the allocation of revenue is based on VSOE. There may be cases in which there is VSOE of selling price of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of selling price of the undelivered elements.

For multiple-element arrangements for products or services that (a) do not include the licensing, selling or leasing of software, or (b) contain software that is incidental to the products or services as a whole or (c) contain software components that are sold, licensed or leased with tangible products when the software components and non-software components (i.e., the hardware and software) of the tangible product function together to deliver the tangible product’s essential functionality (e.g. sales of the company’s enterprise-class servers including hardware and software), the allocation of revenue is based on the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy, discussed above.

The company recognizes revenue on delivered elements only if: (a) any undelivered products or services are not essential to the functionality of the delivered products or services, (b) the company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered products or services, (c) there is evidence of the selling price for each undelivered products or services, and (d) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized as the undelivered elements are delivered.

The company evaluates each deliverable in an arrangement to determine whether they represent separate units of accounting. A delivered element constitutes a separate unit of accounting when it has standalone value and there is no customer-negotiated refund or return rights for the delivered elements. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined unit as a single unit.

Revenue from hardware sales and software licenses with extended payment terms is recognized as payments from customers become due (assuming that all other conditions for revenue recognition have been satisfied).

Revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term.

Revenue from equipment and software maintenance and post-contract support is recognized on a straight-line basis as earned over the terms of the respective contracts. Cost related to such contracts is recognized as incurred.

Revenue and profit under systems integration contracts are recognized either on the percentage-of-completion method of accounting using the cost-to-cost method, or when services have been performed, depending on the nature of the project. For contracts accounted for on the percentage-of-completion basis, revenue and profit recognized in any given accounting period are based on estimates of total projected contract costs. The estimates are continually reevaluated and revised, when necessary, throughout the life of a contract. Any adjustments to revenue and profit resulting from changes in estimates are accounted for in the period of the change in estimate. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.

Revenue from time and materials service contracts and outsourcing contracts is recognized as the services are provided using either an objective measure of output or on a straight-line basis over the term of the contract.

l. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property, and non-income tax and employment compensation in Brazil. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.

The company believes that it has valid defenses with respect to legal matters pending against it. Based on its experience, the company also believes that the damage amounts claimed in the lawsuits disclosed below are not a meaningful indicator of the company’s potential liability. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.

The company had a competitively awarded contract with the Transportation Security Administration (TSA) providing for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General’s Office of the Department of Homeland Security, is reviewing issues relating to labor categorization and overtime on the TSA contract. The Civil Division is also reviewing issues relating to cyber intrusion protection under the TSA and follow-on contracts. The company is working cooperatively with TSA and the Civil Division. The company has commenced preliminary settlement discussions with these government agencies regarding labor categorization and overtime. The company cannot now predict the duration or outcome of these discussions.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2011, it has adequate provisions for any such matters.

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

The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s historical profitability, forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets. The company uses tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits.

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly depending on the geographic distribution of income.

Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change occurred as of January 2011 for purposes of the rules described above. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger an additional ownership change under Section 382.

As a result of an ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total aggregate market value of the company’s common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate (which is 4.10% for January 2011), possibly subject to increase based on the built-in gain if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, currently the company does not expect to incur a cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

n. On February 28, 2011, the company sold 2,587,500 shares of 6.25% mandatory convertible preferred stock for net proceeds of $249.7 million. Each share of mandatory convertible preferred stock will automatically convert on March 1, 2014 into between 2.1899 and 2.6717 shares of the company’s common stock, subject to adjustment, depending on the volume weighted average price per share of the company’s common stock over the 20 consecutive trading days ending on the third trading day immediately preceding the mandatory conversion date. At any time prior to March 1, 2014, holders may elect to convert all or a portion of their shares of the mandatory convertible preferred stock at the minimum conversion rate of 2.1899 shares of the company’s common stock, subject to adjustment.

The company will pay dividends on each share of the mandatory convertible preferred stock on a cumulative basis at an annual rate of 6.25% on the initial liquidation preference of $100 per share (equivalent to $6.25 per year per share). Dividends will accrue and cumulate from the date of issuance and, to the extent the company has lawfully available funds to pay dividends and the company’s Board of Directors or an authorized committee of the Board of Directors declares a dividend payable, the company will pay dividends on March 1, June 1, September 1 and December 1 of each year prior to March 1, 2014 in cash and on March 1, 2014 or any earlier conversion date in cash, shares of the company’s common stock, or a combination thereof, at the company’s election. The first dividend payment will be June 1, 2011. The annualized dividend on the mandatory convertible preferred stock will be approximately $16.2 million until conversion.

On March 30, 2011, the net proceeds from the sale of the mandatory convertible preferred stock were used to redeem an aggregate principal amount of $124.7 million of the company’s senior secured notes due 2014 and an aggregate principal amount of $86.3 million of the company’s senior secured notes due 2015 under the provisions of the indentures relating to the notes that allow the company to redeem, at its option, up to 35% of the original principal amount of each series of notes from the net cash proceeds of one or more equity offerings. As a result of these redemptions, the company recognized a charge of $31.8 million in “Other income (expense), net” in the three months ended March 31, 2011, which was comprised of $28.2 million of premium paid and $3.6 million for the write off of unamortized discounts, issuance costs and gains related to the portion of the notes redeemed.

On April 11, 2011, the company purchased $44.1 million of its senior secured notes due 2014 and $134.8 million of its senior secured notes due 2015 that had been tendered into a cash tender offer conducted by the company. As a result of this purchase of notes, the company will recognize a charge of approximately $45.6 million in “Other income (expense), net” in the three months ending June 30, 2011, which is comprised of $42.1 million of premium and expenses paid and $3.5 million for the write off of unamortized discounts, issuance costs and gains related to the portion of the notes purchased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company reported a first-quarter 2011 net loss of $39.4 million, or $.95 per diluted share. The company’s results in the first quarter of 2011 were impacted by a debt-reduction charge of approximately $32 million, discussed below, as well as a $50 million, or 24%, decline in revenue in its U.S. Federal government business. This is the first quarter without the Transportation Security Administration (TSA) contract, which expired at the end of November 2010. This contract provided approximately $30 million of revenue in the first quarter of 2010. The U.S. Federal business was also impacted by the U.S. Government’s budget uncertainty that resulted in delays in awards and funding. Also impacting the first quarter of 2011 was a $17 million increase in the company’s provision for income taxes. In the first quarter of 2010, the company reported a net loss of $11.6 million, or $.27 per diluted share, which included approximately $35 million of foreign exchange losses, including $20 million relating to the January 2010 currency devaluation in Venezuela.

As part of the company’s ongoing efforts to enhance its balance sheet and capital structure, during the quarter the company took actions to significantly reduce its debt and interest expense. On February 28, 2011, the company sold approximately 2.6 million shares of 6.25% mandatory convertible preferred stock for net proceeds of approximately $250 million. On March 30, 2011, the company used the net proceeds from the sale of the mandatory convertible preferred stock to redeem an aggregate principal amount of $211.0 million of its senior secured notes due 2014 and 2015.

On April 11, 2011, the company completed a cash tender offer and purchased an aggregate principal amount of $178.9 million of its senior secured notes due 2014 and 2015. As a result of the debt reductions, annual interest expense will decrease by approximately $53 million. The annualized dividend on the mandatory convertible preferred stock will be approximately $16.2 million until mandatory conversion in 2014.

Results of operations

Company results

Revenue for the quarter ended March 31, 2011 was $911.2 million compared with $977.4 million for the first quarter of 2010, a decrease of 7% from the prior year, primarily reflecting a $49.6 million decline in the company’s U.S. Federal business. Foreign currency fluctuations had a 2-percentage-point positive impact on revenue in the current period compared with the year-ago period.

Services revenue declined 6% and Technology revenue decreased 13% in the current quarter compared with the year-ago period. U.S. revenue was down 16% in the first quarter compared with the year-ago period. Both the overall services revenue decline and the U.S. revenue decline were principally driven by the decrease in the U.S. Federal government business. International revenue increased 1% in the current quarter principally due to an increase in the Asia Pacific and Latin American regions. Foreign currency had a 4-percentage-point positive impact on international revenue in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

Total gross profit margin was 22.8% in the three months ended March 31, 2011 compared with 24.1% in the three months ended March 31, 2010, driven by lower revenue and margin in the U.S. Federal business.

Selling, general and administrative expense in the three months ended March 31, 2011 was $146.0 million (16.0% of revenue) compared with $155.9 million (16.0% of revenue) in the year-ago period. The decline of 6% reflects the company’s continued focus on cost reduction.

Research and development (R&D) expenses in the first quarter of 2011 were $20.3 million compared with $20.8 million in the first quarter of 2010.

For the first quarter of 2011, the company reported an operating profit of $41.9 million compared with an operating profit of $58.5 million in the first quarter of 2010, reflecting the lower U.S. Federal business revenue and margin.

For the three months ended March 31, 2011, pension expense was $9.0 million compared with pension income of $.3 million for the three months ended March 31, 2010. In 2011, the increase in pension expense was principally due to lower expected returns on plan assets and higher recognition of net actuarial losses in 2011 compared with 2010. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Interest expense for the three months ended March 31, 2011 was $25.9 million compared with $26.5 million for the three months ended March 31, 2010. As a result of the debt reductions discussed below, annual interest expense will decrease by approximately $53 million.

Other income (expense), net was an expense of $23.8 million in the first quarter of 2011, compared with expense of $36.9 million in 2010. Included in the first quarter of 2011 were a charge of $31.8 million related to the debt redemptions, discussed below, and foreign exchange gains of $7.6 million. Included in the first quarter of 2010 were foreign exchange losses of $35.4 million, which included $19.9 million related to the Venezuelan devaluation.

The loss from continuing operations before income taxes for the three months ended March 31, 2011 was $7.8 million compared with a loss of $4.9 million in 2010. The provision for income taxes was $28.2 million in the current quarter compared with a provision of $11.2 million in the year-ago period. As discussed in note (m) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

In March of 2011, the UK government announced its intention to reduce the UK corporate tax rate from 27% to 26% effective April 1, 2011. There will also be a reduction in the main corporate tax rate from 26% to 25% effective April 1, 2012. These changes, which will be legislated at the same time, will not be considered to be enacted for U.S. GAAP purposes until all legislative procedures are completed and the Finance Act of 2011 receives Royal Assent. This is expected to occur in late June or early July of 2011. When enacted it is expected that the rate change will increase the company’s income tax provision by approximately $8 million due to the impact on the UK net deferred tax assets.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2011 and 2010 was $.8 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of restructuring charges and unusual and nonrecurring items, which are included in Corporate. Effective January 1, 2011, the company changed the measurement of segment performance that it evaluates to exclude pension income or expense. Prior periods have been reclassified to conform to the 2011 presentation. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2011
Customer revenue	$911.2		$800.3	$110.9
Intersegment		$(21.6)	.9	20.7

Total revenue	$911.2	$(21.6)	$801.2	$131.6

Gross profit percent	22.8%		18.0%	51.1%

Operating profit percent	4.6%		4.0%	10.9%

Three Months Ended March 31, 2010
Customer revenue	$977.4		$850.5	$126.9
Intersegment		$(23.1)	.9	22.2

Total revenue	$977.4	$(23.1)	$851.4	$149.1

Gross profit percent	24.1%		18.4%	52.0%

Operating profit percent	6.0%		4.7%	13.3%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31		Percent
	2011	2010	Change
Services
Systems integration and consulting	$284.9	$295.2	(3.5)%
Outsourcing	351.9	368.8	(4.6)%
Infrastructure services	110.1	125.6	(12.3)%
Core maintenance	53.4	60.9	(12.3)%

	800.3	850.5	(5.9)%
Technology
Enterprise-class servers	99.6	102.4	(2.7)%
Other technology	11.3	24.5	(53.9)%

	110.9	126.9	(12.6)%

Total	$911.2	$977.4	(6.8)%

In the Services segment, customer revenue was $800.3 million for the three months ended March 31, 2011 down 5.9% from the three months ended March 31, 2010, principally due to the decline in the company’s U.S. Federal business. Foreign currency translation had a 2-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 3.5% from $295.2 million in the March 2010 quarter to $284.9 million in the March 2011 quarter.

Outsourcing revenue decreased 4.6% for the three months ended March 31, 2011 to $351.9 million compared with the three months ended March 31, 2010. Exclusive of the decline in the U.S. Federal business, outsourcing revenue increased.

Infrastructure services revenue declined 12.3% for the three month period ended March 31, 2011 compared with the three month period ended March 31, 2010, reflecting the company’s de-emphasis of lower-margin business, as well as the shift from project work to managed outsourcing contracts.

Core maintenance revenue declined 12.3% in the current quarter compared with the prior-year quarter. Approximately one-half of the decline was due to the February 1, 2010 sale of the company’s U.S. specialized technology check sorter equipment and related U.S. maintenance business.

Services gross profit was 18.0% in the first quarter of 2011 compared with 18.4% in the year-ago period. Services operating income percent was 4.0% in the three months ended March 31, 2011 compared with 4.7% in the three months ended March 31, 2010. The decrease in Services gross profit and operating profit margins reflected the lower revenue in the U.S. Federal business.

In the Technology segment, customer revenue was $110.9 million in the current quarter compared with $126.9 million in the year-ago period for a decrease of 12.6%, as growth in ClearPath revenue was more than offset by declines in other technology revenue. Foreign currency translation had a positive impact of approximately 1-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class servers, which includes the company’s ClearPath and ES7000 product families, decreased 2.7% for the three months ended March 31, 2011 compared with the three months ended March 31, 2010. The decrease was due to lower sales of other servers which more than offset higher sales of the company’s ClearPath products.

Revenue from other technology decreased 53.9% for the three months ended March 31, 2011 compared with the three months ended March 31, 2010, principally due to lower sales of third-party technology products.

Technology gross profit was 51.1% in the current quarter compared with 52.0% in the year-ago quarter. Technology operating income percent was 10.9% in the three months ended March 31, 2011 compared with 13.3% in the three months ended March 31, 2010.

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

Cash and cash equivalents at March 31, 2011 were $833.1 million compared with $828.3 million at December 31, 2010. At March 31, 2010, December 31, 2010 and March 31, 2011, the company had sold no receivables under its U.S. trade accounts receivable facility, compared with $100 million as of December 31, 2009.

During the three months ended March 31, 2011, cash provided by operations was $28.4 million compared with cash used of $28.4 million for the three months ended March 31, 2010. One of the principal reasons for the increase in cash flow from operations was the $100 million decrease in utilization of the U.S. trade accounts receivable facility during the first quarter of 2010.

Cash used for investing activities for the three months ended March 31, 2011 was $47.1 million compared with cash usage of $64.2 million during the three months ended March 31, 2010. Items affecting cash used for investing activities were the following: Net proceeds of investments were $1.3 million for the three months ended March 31, 2011 compared with net purchases of $.5 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $11.4 million compared with $14.8 million in the year-ago period, capital additions of properties were $15.0 million in 2011 compared with $14.8 million in 2010 and capital additions of outsourcing assets were $17.0 million in 2011 compared with $39.0 million in 2010.

Cash provided by financing activities during the three months ended March 31, 2011 was $12.0 million compared with cash usage of $62.1 million during the three months ended March 31, 2010. The current quarter includes cash proceeds of $250.4 million related to the issuance of preferred stock, net of issuance costs, and cash payments for long-term debt of $239.3 million (see discussion below). The prior-year quarter includes $64.9 million used to pay at maturity the remainder of the company’s 6 7/8% senior notes due March 2010.

At March 31, 2011, total debt was $619.3 million, a decrease of $204.7 million from December 31, 2010.

On February 28, 2011, the company sold 2,587,500 shares of 6.25% mandatory convertible preferred stock for net proceeds of $249.7 million. Each share of mandatory convertible preferred stock will automatically convert on March 1, 2014 into between 2.1899 and 2.6717 shares of the company’s common stock, subject to adjustment, depending on the volume weighted average price per share of the company’s common stock over the 20 consecutive trading days ending on the third trading day immediately preceding the mandatory conversion date. At any time prior to March 1, 2014, holders may elect to convert all or a portion of their shares of the mandatory convertible preferred stock at the minimum conversion rate of 2.1899 shares of the company’s common stock, subject to adjustment.

The company will pay dividends on each share of the mandatory convertible preferred stock on a cumulative basis at an annual rate of 6.25% on the initial liquidation preference of $100 per share (equivalent to $6.25 per year per share). Dividends will accrue and cumulate from the date of issuance and, to the extent the company has lawfully available funds to pay dividends and the company’s Board of Directors or an authorized committee of the Board of Directors declares a dividend payable, the company will pay dividends on March 1, June 1, September 1 and December 1 of each year prior to March 1, 2014 in cash and on March 1, 2014 or any earlier conversion date in cash, shares of the company’s common stock, or a combination thereof, at the company’s election. The first dividend payment will be June 1, 2011. The annualized dividend on the mandatory convertible preferred stock will be approximately $16.2 million until conversion.

On March 30, 2011, the net proceeds from the sale of the mandatory convertible preferred stock were used to redeem an aggregate principal amount of $124.7 million of the company’s senior secured notes due 2014 and an aggregate principal amount of $86.3 million of the company’s senior secured notes due 2015 under the provisions of the indentures relating to the notes that allow the company to redeem, at its option, up to 35% of the original principal amount of each series of notes from the net cash proceeds of one or more equity offerings. As a result of these redemptions, the company recognized a charge of $31.8 million in “Other income (expense), net” in the three months ended March 31, 2011, which was comprised of $28.2 million of premium paid and $3.6 million for the write off of unamortized discounts, issuance costs and gains related to the portion of the notes redeemed.

On April 11, 2011, the company purchased $44.1 million of its senior secured notes due 2014 and $134.8 million of its senior secured notes due 2015 that had been tendered into a cash tender offer conducted by the company. As a result of this purchase of notes, the company will recognize a charge of approximately $45.6 million in “Other income (expense), net” in the three months ending June 30, 2011, which is comprised of $42.1 million of premium and expenses paid and $3.5 million for the write off of unamortized discounts, issuance costs and gains related to the portion of the notes purchased.

As a result of the debt reductions discussed above, annual interest expense will decrease by approximately $53 million.

The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

On May 16, 2008, the company entered into a three-year, U.S. trade accounts receivable facility. Under this facility, the company has agreed to sell, on an ongoing basis, through Unisys Funding Corporation I, a wholly owned subsidiary, up to $150 million of interests in eligible U.S. trade accounts receivable. Under the facility, receivables are sold at a discount that reflects, among other things, a yield based on LIBOR subject to a minimum rate. The facility includes customary representations and warranties, including no material adverse change in the company’s business, assets, liabilities, operations or financial condition. It also requires the company to maintain a minimum fixed charge coverage ratio and requires the maintenance of certain ratios related to the sold receivables. Termination events include failure to meet covenants, materially incorrect representations and warranties, change of control and default under debt aggregating at least $25 million. At March 31, 2011 and December 31, 2010, the company had sold no receivables under this facility. The company is currently evaluating alternatives for a new credit facility.

At March 31, 2011, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2011, the company expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2011. Based on current legislation, recent interest rates and expected returns for 2011, the company currently expects that it will be required to make a contribution of approximately $100 million in 2012 to this plan.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors. The company has on file with the Securities and Exchange Commission an effective registration statement, expiring in June of 2012, covering approximately $.8 billion of debt or equity securities, which enables the company to be prepared for future market opportunities.

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

Factors that could affect future results include the following:

Future results will depend in part on the company’s ability to drive profitable growth in consulting and systems integration. The company’s ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions the company offers for specific industries. It will also depend on an improvement in the utilization of services delivery personnel. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will suffer. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

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

Future results will also depend, in part, on market demand for the company’s high-end enterprise servers and maintenance on these servers. The company continues to apply its resources to develop value-added software capabilities and optimized solutions for these server platforms which provide competitive differentiation. Future results will depend on the company’s ability to maintain its installed base for ClearPath and to develop next-generation ClearPath products to expand the market.

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

The company’s business can be adversely affected by global economic conditions, acts of war, terrorism or natural disasters. The company’s financial results have been impacted by the global economic slowdown in recent years. If economic conditions worsen, the company could see reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of clients, which could also result in a decrease in demand. The company’s business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company’s business.

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2011, the company expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2011. Based on current legislation, recent interest rates and expected returns for 2011, the company currently expects that it will be required to make a contribution of approximately $100 million in 2012 to this plan.

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

The company’s future results will depend on the success of its program to reduce costs, focus its global resources and simplify its business structure. Over the past several years, the company has implemented significant cost-reduction measures and continues to focus on measures intended to further improve cost efficiency. In prior years, the company has incurred significant cost reduction charges in connection with these efforts. Future results will depend on the success of these efforts as well as on the success of the company’s program to focus its global resources and simplify its business structure. This program is based on various assumptions, including assumptions regarding market segment growth, client demand, and the proper skill set of and training for sales and marketing management and personnel, all of which are subject to change. Furthermore, the company’s institutional stockholders may attempt to influence these strategies.

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

The company’s contracts with U.S. governmental agencies may subject the company to audits, criminal penalties, sanctions and other expenses and fines. The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with contract terms and conditions, its systems and policies, including the contractor’s purchasing, property, estimating, billing, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract or any amounts improperly billed or charged for products or services will be subject to reimbursement to the government. In addition, government contractors, such as the company, are required to disclose credible evidence of certain violations of law and contract overpayments to the federal government. If the company is found to have participated in improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Any negative publicity related to such contracts, regardless of the accuracy of such publicity, may adversely affect the company’s business or reputation.

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

Pending litigation could affect the company’s results of operations or cash flow. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters and intellectual property. See note (l) of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flow could be affected in any particular period by the resolution of one or more of the legal matters pending against it.

The company could face business and financial risk in implementing future dispositions or acquisitions. As part of the company’s business strategy, it may from time to time consider disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size, or acquiring complementary technologies, products and businesses. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees; and dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Further, with respect to both dispositions and acquisitions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate dispositions or acquisitions. The risks associated with dispositions and acquisitions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future dispositions or acquisitions on favorable terms or at all.

The company believes that its ability to use its U.S. federal net operating loss carryforwards and other tax attributes is limited. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change occurred as of January 2011 for purposes of the rules described above. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger an additional ownership change under Section 382.

As a result of the ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total aggregate market value of the company’s common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate (which is 4.10% for January 2011), possibly subject to increase based on the built-in gain if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, currently the company does not expect to incur a cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective. Such evaluation did not identify any change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II - OTHER INFORMATION

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

UNISYS CORPORATION

Date: May 2, 2011	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the registrant’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.4	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

12	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Furnished, not filed.