Form 10-Q
period 2011-06-30
UNISYS CORP
filed 2011-07-29
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☒	Accelerated Filer	☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of June 30, 2011: 43,166,933.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$625.0	$828.3
Accounts and notes receivable, net	667.1	789.7
Inventories:
Parts and finished equipment	39.4	44.8
Work in process and materials	35.7	44.1
Deferred income taxes	36.4	40.7
Prepaid expenses and other current assets	128.3	127.8

Total	1,531.9	1,875.4

Properties	1,377.3	1,339.0
Less-Accumulated depreciation and amortization	1,164.5	1,119.3

Properties, net	212.8	219.7

Outsourcing assets, net	157.3	162.3
Marketable software, net	132.3	143.8
Prepaid postretirement assets	36.6	31.2
Deferred income taxes	178.5	179.6
Goodwill	201.0	197.9
Other long-term assets	192.5	211.0

Total	$2,642.9	$3,020.9

Liabilities and stockholders’ deficit
Current liabilities
Current maturities of long-term debt	$.9	$.8
Accounts payable	236.5	260.7
Deferred revenue	477.9	556.3
Other accrued liabilities	441.9	518.9

Total	1,157.2	1,336.7

Long-term debt	446.5	823.2
Long-term postretirement liabilities	1,445.3	1,509.2
Long-term deferred revenue	146.7	149.4
Other long-term liabilities	109.0	136.2
Commitments and contingencies

Stockholders’ deficit
6.25% mandatory convertible preferred stock, net of issuance costs, shares issued: 2011; 2.6, 2010; 0	249.7	—
Common stock, shares issued: 2011; 43.5, 2010; 42.9	.4	.4
Accumulated deficit	(2,217.6)	(2,170.6)
Treasury stock, shares at cost: 2011; .3, 2010; .3	(48.0)	(46.0)
Paid-in capital	4,220.0	4,207.2
Accumulated other comprehensive loss	(2,877.5)	(2,928.3)

Total Unisys stockholders’ deficit	(673.0)	(937.3)

Noncontrolling interests	11.2	3.5

Total stockholders’ deficit	(661.8)	(933.8)

Total	$2,642.9	$3,020.9

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010*	2011	2010*
Revenue
Services	$842.7	$892.0	$1,643.0	$1,742.5
Technology	94.5	145.0	205.4	271.9

	937.2	1,037.0	1,848.4	2,014.4
Costs and expenses
Cost of revenue:
Services	676.1	707.0	1,330.6	1,394.6
Technology	47.4	42.0	95.9	96.6

	723.5	749.0	1,426.5	1,491.2
Selling, general and administrative	147.2	160.4	293.2	316.3
Research and development	18.4	21.1	38.7	41.9

	889.1	930.5	1,758.4	1,849.4

Operating profit	48.1	106.5	90.0	165.0
Interest expense	13.3	25.3	39.2	51.8
Other income (expense), net	(49.4)	(7.5)	(73.2)	(44.4)

(Loss) income from continuing operations before income taxes	(14.6)	73.7	(22.4)	68.8
(Benefit) provision for income taxes	(9.2)	13.3	19.0	24.5

Consolidated (loss) income before discontinued operations	(5.4)	60.4	(41.4)	44.3
Income from discontinued operations, net of tax	—	61.0	—	66.7

Net (loss) income	(5.4)	121.4	(41.4)	111.0
Less: Net income attributable to noncontrolling interests	2.2	1.2	5.6	2.4
Less: Preferred stock dividends	4.0	—	5.4	—

Net (loss) income attributable to Unisys Corporation common shareholders	$(11.6)	$120.2	$(52.4)	$108.6

Amounts attributable to Unisys Corporation common shareholders
(Loss) income from continuing operations, net of tax	$(11.6)	$59.2	$(52.4)	$41.9
Income from discontinued operations, net of tax	—	61.0	—	66.7

Net (loss) income attributable to Unisys Corporation common shareholders	$(11.6)	$120.2	$(52.4)	$108.6

Earnings (loss) per common share attributable to Unisys Corporation
Basic
Continuing operations	$(.27)	$1.39	$(1.22)	$.99
Discontinued operations	—	1.43	—	1.57

Total	$(.27)	$2.82	$(1.22)	$2.56

Diluted
Continuing operations	$(.27)	$1.36	$(1.22)	$.96
Discontinued operations	—	1.41	—	1.54

Total	$(.27)	$2.77	$(1.22)	$2.50

*	Reclassified for discontinued operations. See note (a).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities
Consolidated (loss) income before discontinued operations	$(41.4)	$44.3
Income from discontinued operations, net of tax	—	66.7
Add (deduct) items to reconcile consolidated net (loss) income to net cash provided by operating activities:
Foreign currency transaction losses	—	19.9
Loss on debt extinguishment	77.5	1.4
Employee stock compensation	9.4	5.8
Company stock issued for U.S. 401(k) plan	6.7	—
Depreciation and amortization of properties	34.3	39.6
Depreciation and amortization of outsourcing assets	33.9	58.6
Amortization of marketable software	34.8	31.2
Disposal of capital assets	.7	7.4
Loss (gain) on sale of businesses and assets	.3	(62.0)
Decrease (increase) in deferred income taxes, net	11.4	(9.3)
Decrease (increase) in receivables, net	148.2	(52.2)
Decrease in inventories	16.5	5.8
Decrease in accounts payable and other accrued liabilities	(231.4)	(65.6)
Decrease in other liabilities	(27.7)	(34.4)
Increase in other assets	(8.6)	(35.0)
Other	(.7)	1.0

Net cash provided by operating activities	63.9	23.2

Cash flows from investing activities
Proceeds from investments	173.7	211.8
Purchases of investments	(171.3)	(211.4)
Restricted deposits	10.3	(80.6)
Investment in marketable software	(23.3)	(27.3)
Capital additions of properties	(24.0)	(37.3)
Capital additions of outsourcing assets	(25.0)	(51.7)
Net proceeds from sale of businesses and assets	(10.1)	130.3

Net cash used for investing activities	(69.7)	(66.2)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	249.7	—
Payments of long-term debt	(460.3)	(78.0)
Proceeds from exercise of stock options	1.4	1.2
Dividends paid on preferred stock	(4.1)	—
Dividend paid to noncontrolling interests	(.4)	—
Financing fees	(2.2)	(.1)

Net cash used for financing activities	(215.9)	(76.9)

Effect of exchange rate changes on cash and cash equivalents	18.4	(31.2)

Decrease in cash and cash equivalents	(203.3)	(151.1)
Cash and cash equivalents, beginning of period	828.3	647.6

Cash and cash equivalents, end of period	$625.0	$496.5

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

a. On April 30, 2010, the company completed the sale of its health information management (HIM) business, and on August 31, 2010, the company completed the sale of its UK-based Unisys Insurance Services Limited (UISL) business, which provides business process outsourcing (BPO) services to the UK life and pensions industry. In connection with the sale of UISL, the company paid $14.9 million in 2010, $9.8 million during the six months ended June 30, 2011 and has payment obligations of approximately $9.6 million to be paid ratably over the next two quarterly periods.

The results of discontinued operations for the three and six months ended June 30, 2010 are as follows (in millions of dollars):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Total	HIM	UISL	Total	HIM	UISL
Revenue	$29.7	$10.4	$19.3	$82.2	$42.0	$40.2

Income
Operations	$1.1	$1.0	$.1	$10.4	$9.8	$.6
Gain on sale	64.8	64.8	—	64.8	64.8	—

	65.9	65.8	.1	75.2	74.6	.6
Income tax provision	4.9	5.0	(.1)	8.5	8.5	—

Income from discontinued operations, net of tax	$61.0	$60.8	$.2	$66.7	$66.1	$.6

b. Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million. The company has used and continues to use the official exchange rate for translation purposes. At June 30, 2011, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $19 million.

c. The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2011 and 2010 (dollars in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings (Loss) Per Common Share
Net (loss) income from continuing operations attributable to Unisys Corporation common shareholders	$(11.6)	$59.2	$(52.4)	$41.9
Income from discontinued operations, net of tax	—	61.0	—	66.7

Net (loss) income attributable to Unisys Corporation common shareholders	$(11.6)	$120.2	$(52.4)	$108.6

Weighted average shares	43,106	42,590	42,971	42,494

Continuing operations	$(.27)	$1.39	$(1.22)	$.99
Discontinued operations	—	1.43	—	1.57

Total	$(.27)	$2.82	$(1.22)	$2.56

Diluted Earnings (Loss) Per Common Share
Net (loss) income from continuing operations attributable to Unisys Corporation common shareholders	$(11.6)	$59.2	$(52.4)	$41.9
Add preferred stock dividends	—	—	—	—

Net (loss) income from continuing operations attributable to Unisys Corporation for diluted earnings per share	(11.6)	59.2	(52.4)	41.9
Income from discontinued operations, net of tax	—	61.0	—	66.7

Net (loss) income attributable to Unisys Corporation for diluted earnings per share	$(11.6)	$120.2	$(52.4)	$108.6

Weighted average shares	43,106	42,590	42,971	42,494
Plus incremental shares from assumed conversions
Employee stock plans	—	739	—	862
Preferred stock	—	—	—	—

Adjusted weighted average shares	43,106	43,329	42,971	43,356

Continuing operations	$(.27)	$1.36	$(1.22)	$.96
Discontinued operations	—	1.41	—	1.54

Total	$(.27)	$2.77	$(1.22)	$2.50

The following number of stock options and restricted stock units was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2011, 3,265 and 2010, 2,545. The following number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2011, 2,588.

d. Net periodic pension expense (income) for the three and six months ended June 30, 2011 and 2010 is presented below (in millions of dollars):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.4	$—	$2.4	$3.3	$—	$3.3
Interest cost	98.1	65.5	32.6	97.8	69.0	28.8
Expected return on plan assets	(118.3)	(83.5)	(34.8)	(122.0)	(90.9)	(31.1)
Amortization of prior service cost	—	.2	(.2)	—	.1	(.1)
Recognized net actuarial loss	26.5	19.8	6.7	19.7	13.3	6.4

Net periodic pension expense (income)	$8.7	$2.0	$6.7	$(1.2)	$(8.5)	$7.3

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$6.1	$—	$6.1	$7.2	$—	$7.2
Interest cost	196.0	132.0	64.0	197.7	138.2	59.5
Expected return on plan assets	(237.1)	(168.7)	(68.4)	(246.8)	(182.5)	(64.3)
Amortization of prior service cost	.2	.4	(.2)	.2	.3	(.1)
Recognized net actuarial loss	52.5	39.2	13.3	40.2	27.2	13.0

Net periodic pension expense (income)	$17.7	$2.9	$14.8	$(1.5)	$(16.8)	$15.3

The company currently expects to make cash contributions of approximately $115 million to its worldwide defined benefit pension plans (principally international plans) in 2011 compared with $81.5 million in 2010. For the six months ended June 30, 2011 and 2010, $42.8 million and $39.5 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2011.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2011 and 2010 is presented below (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$.1	$.1	$.2	$.1
Interest cost	2.5	2.6	4.9	5.3
Expected return on assets	(.2)	(.2)	(.3)	(.3)
Amortization of prior service cost	.5	.3	.9	.7
Recognized net actuarial loss	1.0	1.0	2.0	1.9

Net periodic postretirement benefit expense	$3.9	$3.8	$7.7	$7.7

The company expects to make cash contributions of approximately $22 million to its postretirement benefit plan in 2011 compared with $23.9 million in 2010. For the six months ended June 30, 2011 and 2010, $8.8 million and $10.4 million, respectively, of cash contributions have been made.

e. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At June 30, 2011 and 2010, the notional amount of these contracts was $45.9 million and $40.1 million, respectively. At June 30, 2011 and 2010, the fair value of such contracts was a net gain of $.1 million and zero, respectively, of which $.5 million and $6.5 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.4 and $6.5 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the six months ended June 30, 2011 and 2010, changes in the fair value of these instruments were a gain of $2.0 million and a loss of $.1 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2011 and December 31, 2010, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $60 million and $140 million, respectively.

f. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2011, 4.7 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Six Months Ended June 30,
	2011	2010
Weighted-average fair value of grant	$20.22	$17.97
Risk-free interest rate	1.71%	1.74%
Expected volatility	71.31%	72.20%
Expected life of options in years	3.62	3.63
Expected dividend yield	—	—

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

During the six months ended June 30, 2011 and 2010, the company recorded $9.4 million and $5.8 million of share-based compensation expense, respectively, which is comprised of $3.6 million and $2.1 million of restricted stock unit expense and $5.8 million and $3.7 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2011 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2010	3,125	$85.78
Granted	611	38.60
Exercised	(154)	9.00
Forfeited and expired	(722)	168.05

Outstanding at June 30, 2011	2,860	59.12	2.73	$13.0

Expected to vest at June 30, 2011	1,181	31.03	3.90	4.3

Exercisable at June 30, 2011	1,636	80.09	1.85	8.6

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2011 and 2010 was $4.3 million and $5.4 million, respectively. As of June 30, 2011, $12.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.

A summary of restricted stock unit activity for the six months ended June 30, 2011 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	401	$29.10
Granted	288	38.38
Vested	(187)	27.58
Forfeited and expired	(97)	40.56

Outstanding at June 30, 2011	405	32.34

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2011 and 2010 was $11.0 million and $7.6 million, respectively. As of June 30, 2011, there was $10.1 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the six months ended June 30, 2011 and 2010 was $5.2 million and $3.7 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2011 and 2010 was $1.4 million and $1.2 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2011 and 2010 was $3.9 million and $.1 million, respectively. The amount for the six months ended June 30, 2011 and 2010 was $4.7 million and $.5 million, respectively. The profit on these transactions is eliminated in Corporate.

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

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2011 and 2010 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2011
Customer revenue	$937.2		$842.7	$94.5
Intersegment		$(22.2)	.9	21.3

Total revenue	$937.2	$(22.2)	$843.6	$115.8

Operating income	$48.1	$(15.0)	$60.3	$2.8

Three Months Ended June 30, 2010
Customer revenue	$1,037.0		$892.0	$145.0
Intersegment		$(36.2)	1.5	34.7

Total revenue	$1,037.0	$(36.2)	$893.5	$179.7

Operating income	$106.5	$3.8	$54.5	$48.2

Six Months Ended June 30, 2011
Customer revenue	$1,848.4		$1,643.0	$205.4
Intersegment		$(43.8)	1.8	42.0

Total revenue	$1,848.4	$(43.8)	$1,644.8	$247.4

Operating income	$90.0	$(19.5)	$92.3	$17.2

Six Months Ended June 30, 2010
Customer revenue	$2,014.4		$1,742.5	$271.9
Intersegment		$(59.3)	2.4	56.9

Total revenue	$2,014.4	$(59.3)	$1,744.9	$328.8

Operating income	$165.0	$2.4	$94.5	$68.1

Presented below is a reconciliation of total business segment operating income to consolidated (loss) income from continuing operations before income taxes (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Total segment operating income	$63.1	$102.7	$109.5	$162.6
Interest expense	(13.3)	(25.3)	(39.2)	(51.8)
Other income (expense), net	(49.4)	(7.5)	(73.2)	(44.4)
Corporate and eliminations	(15.0)	3.8	(19.5)	2.4

Total (loss) income from continuing operations before income taxes	$(14.6)	$73.7	$(22.4)	$68.8

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Services
Systems integration and consulting	$286.0	$335.3	$570.9	$630.5
Outsourcing	369.6	383.0	721.5	751.8
Infrastructure services	129.9	115.1	240.1	240.7
Core maintenance	57.2	58.6	110.5	119.5

	842.7	892.0	1,643.0	1,742.5
Technology
Enterprise-class servers	79.6	131.6	179.3	234.0
Other technology	14.9	13.4	26.1	37.9

	94.5	145.0	205.4	271.9

Total	$937.2	$1,037.0	$1,848.4	$2,014.4

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
United States	$363.2	$450.2	$724.2	$880.8
United Kingdom	99.1	113.7	198.9	211.6
Other international	474.9	473.1	925.3	922.0

Total	$937.2	$1,037.0	$1,848.4	$2,014.4

h. Comprehensive income for the three and six months ended June 30, 2011 and 2010 includes the following components (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Consolidated net (loss) income from continuing operations	$(5.4)	$60.4	$(41.4)	$44.3
Income from discontinued operations, net of tax	—	61.0	—	66.7

Total	(5.4)	121.4	(41.4)	111.0

Other comprehensive income (loss)
Foreign currency translation adjustments	11.6	(17.0)	25.4	(26.0)
Postretirement adjustments	22.0	36.1	27.9	100.5

Total other comprehensive income	33.6	19.1	53.3	74.5

Consolidated comprehensive income	28.2	140.5	11.9	185.5
Comprehensive income attributable to noncontrolling interests	2.8	1.7	8.1	3.9

Comprehensive income attributable to Unisys Corporation	$25.4	$138.8	$3.8	$181.6

Accumulated other comprehensive loss as of December 31, 2010 and June 30, 2011 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2010	$(2,928.3)	$(604.2)	$(2,324.1)
Change during period	50.8	24.2	26.6

Balance at June 30, 2011	$(2,877.5)	$(580.0)	$(2,297.5)

Noncontrolling interests as of December 31, 2010 and June 30, 2011 is as follows (in millions of dollars):

Non-controlling Interests
Balance at December 31, 2010	$3.5
Net income	5.6
Translation adjustments	1.2
Dividends paid to non-controlling interests	(.4)
Postretirement plans	1.3

Balance at June 30, 2011	$11.2

i. Cash paid during the six months ended June 30, 2011 and 2010 for income taxes was $46.4 million and $28.3 million, respectively.

Cash paid during the six months ended June 30, 2011 and 2010 for interest was $54.9 million and $57.4 million, respectively.

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

For multiple-element arrangements that involve the licensing, selling or leasing of software, the allocation of revenue, for software and software-related elements, is based on VSOE. There may be cases in which there is VSOE of selling price of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of selling price of the undelivered elements.

For multiple-element arrangements for products or services that (a) do not include the licensing, selling or leasing of software, or (b) contain software that is incidental to the products or services as a whole or (c) contain software components that are sold, licensed or leased with tangible products when the software components and non-software components (i.e., the hardware and software) of the tangible product function together to deliver the tangible product’s essential functionality (e.g., sales of the company’s enterprise-class servers including hardware and software), the allocation of revenue is based on the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy, discussed above.

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

The company had a competitively awarded contract with the Transportation Security Administration (TSA) that provided for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General’s Office of the Department of Homeland Security, is reviewing issues relating to labor categorization and overtime on the TSA contract. The Civil Division is also reviewing issues relating to cyber intrusion protection under the TSA and follow-on contracts. The company is working cooperatively with TSA and the Civil Division. The company has commenced preliminary settlement discussions with these government agencies regarding labor categorization and overtime. The company cannot now predict the duration or outcome of these discussions.

The company has contracts with the General Services Administration (GSA), known as Multiple Award Schedule Contracts, under which various U.S. governmental agencies can purchase products and services from the company. Auditors from the GSA’s Office of Inspector General are reviewing the company’s compliance with the disclosure and pricing provisions under one of these contracts, and whether the company has potentially overcharged the government under the contract. Separately, the company has made a voluntary disclosure about this matter to the responsible GSA contracting officer. The company has been providing pricing and other information to the GSA auditors and is working cooperatively with them. The audit is in its preliminary stages, and the company cannot predict the outcome at this time.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2011, it has adequate provisions for any such matters.

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

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly depending on the geographic distribution of income. Included in the current quarter was a benefit of $30.3 million related to the settlement of two European tax matters.

Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change may have occurred during the first quarter of 2011, for purposes of the rules described above. However, the final determination of whether an ownership change has occurred is currently subject to a number of discretionary tax rules and factual uncertainties. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger an additional ownership change under Section 382.

In the event of an ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total aggregate market value of the company’s common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate, possibly subject to increase based on the built-in gain, if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, currently the company does not expect to incur a cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

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

The company pays dividends on each share of the mandatory convertible preferred stock on a cumulative basis at an annual rate of 6.25% on the initial liquidation preference of $100 per share (equivalent to $6.25 per year per share). Dividends accrue and accumulate from the date of issuance and, to the extent the company has lawfully available funds to pay dividends and the company’s Board of Directors or an authorized committee of the Board of Directors declares a dividend payable, the company will pay dividends on March 1, June 1, September 1 and December 1 of each year prior to March 1, 2014 in cash and on March 1, 2014 or any earlier conversion date in cash, shares of the company’s common stock, or a combination thereof, at the company’s election. The first dividend payment was on June 1, 2011. The annualized dividend on the mandatory convertible preferred stock will be approximately $16.2 million until conversion.

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

On April 11, 2011, the company purchased $44.1 million of its senior secured notes due 2014 and $134.8 million of its senior secured notes due 2015 that had been tendered into a cash tender offer conducted by the company. As a result of this purchase of notes, the company recognized a charge of $45.7 million in “Other income (expense), net” in the three months ended June 30, 2011, which is comprised of $42.2 million of premium and expenses paid and $3.5 million for the write off of unamortized discounts, issuance costs and gains related to the portion of the notes purchased.

On June 23, 2011, the company entered into a new, five-year, secured revolving credit facility, to replace the company’s $150 million U.S. trade accounts receivable securitization facility that terminated on that date. The new credit agreement provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). The prior accounts receivable securitization facility had not provided for letters of credit. Borrowing limits under the new credit agreement are based upon the amount of eligible U.S. accounts receivable. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured on a first priority basis by certain assets of Unisys Corporation and the subsidiary guarantors consisting primarily of the U.S. trade accounts receivable of Unisys Corporation. It is secured on a junior basis (to the senior secured notes due 2014 and 2015) by the other assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company reported a second-quarter 2011 net loss of $11.6 million, or $.27 per diluted share. The company’s results in the quarter were impacted by the following items:

•	a debt-reduction charge of $45.7 million, discussed below;

•	a 35 percent decline in technology revenue, reflecting lower sales of ClearPath systems compared to the second quarter of 2010;

•

a $62 million or 29% decline in revenue in the company’s U.S. Federal government business. The decline reflected ongoing budget uncertainty that resulted in delayed awards and funding, as well as the impact of the Transportation Security Administration (TSA) contract, which expired at the end of November 2010. The contract provided approximately $31 million of revenue in the second quarter of 2010.

In the second quarter of 2010, the company reported net income from continuing operations of $59.2 million, or $1.36 per diluted share.

Revenue in the second quarter of 2011 declined 10 percent to $937 million compared with $1.04 billion in the year-ago quarter. Foreign currency fluctuations had a 5 percentage-point positive impact on revenue in the quarter.

As part of the company’s ongoing efforts to enhance its balance sheet and capital structure, during the first six months of 2011 the company took actions to significantly reduce its debt and interest expense. On February 28, 2011, the company sold approximately 2.6 million shares of 6.25% mandatory convertible preferred stock for net proceeds of approximately $250 million. On March 30, 2011, the company used the net proceeds from the sale of the mandatory convertible preferred stock to redeem an aggregate principal amount of $211.0 million of its senior secured notes due 2014 and 2015.

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

Results of operations

Company results

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

Revenue for the quarter ended June 30, 2011 was $937.2 million compared with $1,037.0 million for the second quarter of 2010, a decrease of 10% from the prior year, primarily reflecting a $61.6 million decline in the company’s U.S. Federal business and lower technology revenue. Foreign currency fluctuations had a 5-percentage-point positive impact on revenue in the current period compared with the year-ago period.

Services revenue declined 6% and Technology revenue decreased 35% in the current quarter compared with the year-ago period. U.S. revenue was down 19% in the second quarter compared with the year-ago period. The U.S. revenue decline was principally driven by the decrease in the U.S. Federal government business and lower ClearPath systems sales which were strong in the year-ago period. International revenue decreased 2% in the current quarter. Foreign currency had a 10-percentage-point positive impact on international revenue in the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

Total gross profit margin was 22.8% in the three months ended June 30, 2011 compared with 27.8% in the three months ended June 30, 2010, driven by lower revenue and margin in the company’s ClearPath business.

Selling, general and administrative expense in the three months ended June 30, 2011 was $147.2 million (15.7% of revenue) compared with $160.4 million (15.5% of revenue) in the year-ago period. The decline of 8% reflects the company’s continued focus on cost reduction.

Research and development (R&D) expenses in the second quarter of 2011 were $18.4 million compared with $21.1 million in the second quarter of 2010.

For the second quarter of 2011, the company reported an operating profit of $48.1 million compared with an operating profit of $106.5 million in the second quarter of 2010, reflecting the lower ClearPath revenue and margin.

For the three months ended June 30, 2011, pension expense was $8.7 million compared with pension income of $1.2 million for the three months ended June 30, 2010. In 2011, the increase in pension expense was principally due to lower expected returns on plan assets and higher recognition of net actuarial losses in 2011 compared with 2010. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

During the three months ended June 30, 2011, the company recorded a charge of $13.5 million ($6.4 million in cost of revenue and $7.1 million in other income/expense) related to the loss of an old non-income tax case concerning the company’s former Brazilian manufacturing operations.

Interest expense for the three months ended June 30, 2011 was $13.3 million compared with $25.3 million for the three months ended June 30, 2010. As a result of the debt reductions discussed below, annual interest expense will decrease by approximately $53 million.

Other income (expense), net was an expense of $49.4 million in the second quarter of 2011, compared with expense of $7.5 million in 2010. Included in the second quarter of 2011 were a charge of $45.7 million related to the debt redemptions, discussed below, and a charge of $7.1 million related to the Brazil matter discussed above.

The loss from continuing operations before income taxes for the three months ended June 30, 2011 was $14.6 million compared with income of $73.7 million in 2010. The provision for income taxes was a benefit of $9.2 million in the current quarter compared with a provision of $13.3 million in the year-ago period. Included in the current quarter was a benefit of $30.3 million related to the settlement of two European tax matters. As discussed in note (m) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

In March of 2011, the UK government announced its intention to reduce the UK corporate tax rate from 27% to 26% effective April 1, 2011, as well as a further reduction in the main corporate tax rate from 26% to 25% effective April 1, 2012. These changes were considered to be enacted for U.S. GAAP purposes in July of 2011, at which time all legislative procedures were completed and the Finance Act of 2011 received Royal Assent. It is expected that the rate change will increase the company’s income tax provision by approximately $8 million due to the impact on the UK net deferred tax assets. This impact will be recorded in the third quarter of 2011.

Six months ended June 30, 2011 compared with the six months ended June 30, 2010

Revenue for the six months ended June 30, 2011 was $1,848.4 million compared with $2,014.4 million for the prior-year period, a decrease of 8% from the prior year, primarily reflecting a $111.2 million decline in the company’s U.S. Federal business and lower technology revenue. Foreign currency fluctuations had a 4-percentage-point positive impact on revenue in the current period compared with the year-ago period.

Services revenue declined 6% and Technology revenue decreased 24% in the current six-month period compared with the year-ago period. U.S. revenue was down 18% in the current period compared with the year-ago period. The U.S. revenue decline was principally driven by the decrease in the U.S. Federal government business and lower ClearPath systems sales which were strong in the year-ago period. International revenue decreased 1% in the current period. Foreign currency had a 7-percentage-point positive impact on international revenue in the six months ended June 30, 2011 compared with the six months ended June 30, 2010.

Total gross profit margin was 22.8% in the six months ended June 30, 2011 compared with 26.0% in the six months ended June 30, 2010, driven by lower revenue and margin in the company’s ClearPath business.

Selling, general and administrative expense in the six months ended June 30, 2011 was $293.2 million (15.9% of revenue) compared with $316.3 million (15.7% of revenue) in the year-ago period. The decline of 7% reflects the company’s continued focus on cost reduction.

Research and development (R&D) expenses in the six months ended June 30, 2011 were $38.7 million compared with $41.9 million in the prior-year period.

For the first half of 2011, the company reported an operating profit of $90.0 million compared with an operating profit of $165.0 million in the first half of 2010, reflecting the lower U.S. Federal business revenue and margin and lower ClearPath revenue and margin.

For the six months ended June 30, 2011, pension expense was $17.7 million compared with pension income of $1.5 million for the six months ended June 30, 2010.

During the six months ended June 30, 2011, the company recorded a charge of $13.5 million (a $6.4 million charge in cost of revenue and a $7.1 million charge in other income/expense) related to the Brazilian matter discussed above.

Interest expense for the six months ended June 30, 2011 was $39.2 million compared with $51.8 million for the six months ended June 30, 2010.

Other income (expense), net was an expense of $73.2 million in the first half of 2011, compared with expense of $44.4 million in 2010. Included in the first half of 2011 were a charge of $77.5 million related to the debt redemptions, discussed below and a charge of $7.1 million related to the Brazilian matter discussed above. Included in the first half of 2010 were foreign exchange losses of $38.9 million, which included $19.9 million related to the Venezuelan devaluation.

The loss from continuing operations before income taxes for the six months ended June 30, 2011 was $22.4 million compared with income of $68.8 million in 2010. The provision for income taxes was $19.0 million in the current period compared with a provision of $24.5 million in the year-ago period. Included in the current period was a benefit of $30.3 million related to the settlement of two European tax matters.

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

Also included in the Technology segment's sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2011 and 2010 was $3.9 million and $.1 million, respectively. The amount for the six months ended June 30, 2011 and 2010 was $4.7 million and $.5 million, respectively. The profit on these transactions is eliminated in Corporate.

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

Three months ended June 30, 2011 compared with the three months ended June 30, 2010

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2011
Customer revenue	$937.2		$842.7	$94.5
Intersegment		$(22.2)	.9	21.3

Total revenue	$937.2	$(22.2)	$843.6	$115.8

Gross profit percent	22.8%		20.1%	49.0%

Operating profit percent	5.1%		7.1%	2.4%

Three Months Ended June 30, 2010
Customer revenue	$1,037.0		$892.0	$145.0
Intersegment		$(36.2)	1.5	34.7

Total revenue	$1,037.0	$(36.2)	$893.5	$179.7

Gross profit percent	27.8%		19.3%	61.2%

Operating profit percent	10.3%		6.1%	26.8%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Percent Change
	2011	2010
Services
Systems integration and consulting	$286.0	$335.3	(14.7)%
Outsourcing	369.6	383.0	(3.5)%
Infrastructure services	129.9	115.1	12.9%
Core maintenance	57.2	58.6	(2.4)%

	842.7	892.0	(5.5)%
Technology
Enterprise-class servers	79.6	131.6	(39.5)%
Other technology	14.9	13.4	11.2%

	94.5	145.0	(34.8)%

Total	$937.2	$1,037.0	(9.6)%

In the Services segment, customer revenue was $842.7 million for the three months ended June 30, 2011 down 5.5% from the three months ended June 30, 2010. Exclusive of the decline in the U.S. Federal business, services revenue was flat when compared with the prior year. Foreign currency translation had a 6-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 14.7% from $335.3 million in the June 2010 quarter to $286.0 million in the June 2011 quarter.

Outsourcing revenue decreased 3.5% for the three months ended June 30, 2011 to $369.6 million compared with the three months ended June 30, 2010. Exclusive of the decline in the U.S. Federal business, outsourcing revenue increased.

Infrastructure services revenue increased 12.9% for the three month period ended June 30, 2011 compared with the three month period ended June 30, 2010.

Core maintenance revenue declined 2.4% in the current quarter compared with the prior-year quarter.

Services gross profit was 20.1% in the second quarter of 2011 compared with 19.3% in the year-ago period. Services operating income percent was 7.1% in the three months ended June 30, 2011 compared with 6.1% in the three months ended June 30, 2010. The increase in Services gross profit and operating profit margins reflected improved service delivery execution and continuing cost controls.

In the Technology segment, customer revenue was $94.5 million in the current quarter compared with $145.0 million in the year-ago period for a decrease of 34.8%, as ClearPath revenue declined from a strong 2010 second quarter. Foreign currency translation had a positive impact of approximately 3-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class servers, which includes the company’s ClearPath and ES7000 product families, decreased 39.5% for the three months ended June 30, 2011 compared with the three months ended June 30, 2010. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology increased 11.2% for the three months ended June 30, 2011 compared with the three months ended June 30, 2010, principally due to higher sales of third-party technology products.

Technology gross profit was 49.0% in the current quarter compared with 61.2% in the year-ago quarter. Technology operating income percent was 2.4% in the three months ended June 30, 2011 compared with 26.8% in the three months ended June 30, 2010. The decrease in Technology gross profit and operating profit margins reflected the lower ClearPath revenue.

Six months ended June 30, 2011 compared with the six months ended June 30, 2010

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2011
Customer revenue	$1,848.4		$1,643.0	$205.4
Intersegment		$(43.8)	1.8	42.0

Total revenue	$1,848.4	$(43.8)	$1,644.8	$247.4

Gross profit percent	22.8%		19.0%	50.1%

Operating profit percent	4.9%		5.6%	7.0%

Six Months Ended June 30, 2010
Customer revenue	$2,014.4		$1,742.5	$271.9
Intersegment		$(59.3)	2.4	56.9

Total revenue	$2,014.4	$(59.3)	$1,744.9	$328.8

Gross profit percent	26.0%		18.9%	57.0%

Operating profit percent	8.2%		5.4%	20.7%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Six Months Ended June 30		Percent Change
	2011	2010
Services
Systems integration and consulting	$570.9	$630.5	(9.5)%
Outsourcing	721.5	751.8	(4.0)%
Infrastructure services	240.1	240.7	(.2)%
Core maintenance	110.5	119.5	(7.5)%

	1,643.0	1,742.5	(5.7)%
Technology
Enterprise-class servers	179.3	234.0	(23.4)%
Other technology	26.1	37.9	(31.1)%

	205.4	271.9	(24.5)%

Total	$1,848.4	$2,014.4	(8.2)%

In the Services segment, customer revenue was $1,643.0 million for the six months ended June 30, 2011 down 5.7% from the six months ended June 30, 2010. Exclusive of the decline in the U.S. Federal business, services revenue was flat when compared with the prior year. Foreign currency translation had a 4-percentage-point positive impact on Services revenue in the current period compared with the year-ago period.

Revenue from systems integration and consulting decreased 9.5% from $630.5 million in the first half of 2010 to $570.9 million in the first half of 2011.

Outsourcing revenue decreased 4.0% for the six months ended June 30, 2011 to $721.5 million compared with the six months ended June 30, 2010. Exclusive of the decline in the U.S. Federal business, outsourcing revenue increased.

Infrastructure services revenue was flat for the six month period ended June 30, 2011 compared with the six month period ended June 30, 2010.

Core maintenance revenue declined 7.5% in the current six-month period compared with the prior-year period.

Services gross profit was 19.0% in the first half of 2011 compared with 18.9% in the year-ago period. Services operating income percent was 5.6% in the six months ended June 30, 2011 compared with 5.4% in the six months ended June 30, 2010.

In the Technology segment, customer revenue was $205.4 million in the current period compared with $271.9 million in the year-ago period for a decrease of 24.5%, as ClearPath revenue declined. Foreign currency translation had a positive impact of approximately 3-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class servers, which includes the company’s ClearPath and ES7000 product families, decreased 23.4% for the six months ended June 30, 2011 compared with the six months ended June 30, 2010. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology decreased 31.1% for the six months ended June 30, 2011 compared with the six months ended June 30, 2010, principally due to lower sales of third-party technology products.

Technology gross profit was 50.1% in the current six-month period compared with 57.0% in the year-ago period. Technology operating income percent was 7.0% in the six months ended June 30, 2011 compared with 20.7% in the six months ended June 30, 2010. The decrease in Technology gross profit and operating profit margins reflected the lower ClearPath revenue.

New accounting pronouncements

See note (j) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Financial condition

The company’s principal sources of liquidity are cash on hand, cash from operations and its new five-year revolving credit facility, discussed below, which has replaced the company’s U.S. trade accounts receivable facility. The company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

Cash and cash equivalents at June 30, 2011 were $625.0 million compared with $828.3 million at December 31, 2010. The decline was principally due to the debt reductions described below. At June 30, 2010 and December 31, 2010, the company had sold no receivables under the prior U.S. trade accounts receivable facility, compared with $100 million as of December 31, 2009.

During the six months ended June 30, 2011, cash provided by operations was $63.9 million compared with cash provided of $23.2 million for the six months ended June 30, 2010. One of the principal reasons for the increase in cash flow from operations was the $100 million decrease in utilization of the company’s U.S. trade accounts receivable facility during the first quarter of 2010.

Cash used for investing activities for the six months ended June 30, 2011 was $69.7 million compared with cash usage of $66.2 million during the six months ended June 30, 2010. Items affecting cash used for investing activities were the following: Net proceeds of investments were $2.4 million for the six months ended June 30, 2011 compared with net proceeds of $.4 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the six months ended June 30, 2011, the net change in restricted deposits resulted in cash provided of $10.3 million compared with cash usage of $80.6 million during the six months ended June 30, 2010. In addition, in the current period, the investment in marketable software was $23.3 million compared with $27.3 million in the year-ago period, capital additions of properties were $24.0 million in 2011 compared with $37.3 million in 2010 and capital additions of outsourcing assets were $25.0 million in 2011 compared with $51.7 million in 2010.

Cash used for financing activities during the six months ended June 30, 2011 was $215.9 million compared with cash usage of $76.9 million during the six months ended June 30, 2010. The current period includes cash proceeds of $249.7 million related to the issuance of preferred stock, net of issuance costs, and cash payments for long-term debt of $460.3 million (see discussion below). The prior-year period includes $78.0 million used to redeem and to extinguish long-term debt.

At June 30, 2011, total debt was $447.4 million, a decrease of $376.6 million from December 31, 2010.

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

The company pays dividends on each share of the mandatory convertible preferred stock on a cumulative basis at an annual rate of 6.25% on the initial liquidation preference of $100 per share (equivalent to $6.25 per year per share). Dividends accrue and accumulate from the date of issuance and, to the extent the company has lawfully available funds to pay dividends and the company’s Board of Directors or an authorized committee of the Board of Directors declares a dividend payable, the company will pay dividends on March 1, June 1, September 1 and December 1 of each year prior to March 1, 2014 in cash and on March 1, 2014 or any earlier conversion date in cash, shares of the company’s common stock, or a combination thereof, at the company’s election. The first dividend payment was on June 1, 2011. The annualized dividend on the mandatory convertible preferred stock will be approximately $16.2 million until conversion.

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

On April 11, 2011, the company purchased $44.1 million of its senior secured notes due 2014 and $134.8 million of its senior secured notes due 2015 that had been tendered into a cash tender offer conducted by the company. As a result of this purchase of notes, the company recognized a charge of $45.7 million in “Other income (expense), net” in the three months ended June 30, 2011, which is comprised of $42.2 million of premium and expenses paid and $3.5 million for the write off of unamortized discounts, issuance costs and gains related to the portion of the notes purchased.

As a result of the debt reductions discussed above, annual interest expense will decrease by approximately $53 million.

The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.

On June 23, 2011, the company entered into a new, five-year, secured revolving credit facility, to replace the company’s $150 million U.S. trade accounts receivable securitization facility that terminated on that date. The new credit agreement provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). The prior accounts receivable securitization facility had not provided for letters of credit. Borrowing limits under the new credit agreement are based upon the amount of eligible U.S. accounts receivable. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured on a first priority basis by certain assets of Unisys Corporation and the subsidiary guarantors consisting primarily of the U.S. trade accounts receivable of Unisys Corporation. It is secured on a junior basis (to the senior secured notes due 2014 and 2015) by the other assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At June 30, 2011, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions.

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

Factors that could affect future results include the following:

Future results will depend in part on the company’s ability to drive profitable growth in consulting and systems integration. The company’s ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions the company offers for specific industries. It will also depend on an efficient utilization of services delivery personnel. In addition, profit margins in this business are largely a function of the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

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

Some of the company’s systems integration contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services and products at an agreed-upon fixed price. Should the company experience problems in performing fixed-price contracts on a profitable basis, adjustments to the estimated cost to complete may be required. Future results will depend on the company’s ability to perform these services contracts profitably.

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

Pending litigation could affect the company’s results of operations or cash flow. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax and employment compensation in Brazil. See note (l) of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.

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

The company believes that its ability to use its U.S. federal net operating loss carryforwards and other tax attributes is limited. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change may have occurred during the first quarter of 2011, for purposes of the rules described above. However, the final determination of whether an ownership change has occurred is currently subject to a number of discretionary tax rules and factual uncertainties. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger an additional ownership change under Section 382.

In the event of an ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total aggregate market value of the company’s common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate, possibly subject to increase based on the built-in gain, if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, currently the company does not expect to incur a cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective. Such evaluation did not identify any change in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

UNISYS CORPORATION

Date: July 29, 2011	By:	/s/ Janet Brutschea Haugen
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