Form 10-Q
period 2011-09-30
UNISYS CORP
filed 2011-10-27
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of Common Stock outstanding as of September 30, 2011: 43,337,841.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$667.3	$828.3
Accounts and notes receivable, net	696.0	789.7
Inventories:
Parts and finished equipment	35.8	44.8
Work in process and materials	30.7	44.1
Deferred income taxes	31.6	40.7
Prepaid expenses and other current assets	101.2	127.8

Total	1,562.6	1,875.4

Properties	1,293.2	1,339.0
Less-Accumulated depreciation and amortization	1,093.4	1,119.3

Properties, net	199.8	219.7

Outsourcing assets, net	143.2	162.3
Marketable software, net	129.7	143.8
Prepaid postretirement assets	35.4	31.2
Deferred income taxes	151.0	179.6
Goodwill	193.9	197.9
Other long-term assets	151.3	211.0

Total	$2,566.9	$3,020.9

Liabilities and stockholders’ deficit
Current liabilities
Current maturities of long-term debt	$.9	$.8
Accounts payable	236.1	260.7
Deferred revenue	431.2	556.3
Other accrued liabilities	429.7	518.9

Total	1,097.9	1,336.7

Long-term debt	444.4	823.2
Long-term postretirement liabilities	1,388.8	1,509.2
Long-term deferred revenue	129.0	149.4
Other long-term liabilities	101.3	136.2
Commitments and contingencies

Stockholders’ deficit
6.25% mandatory convertible preferred stock, net of issuance costs, shares issued: 2011; 2.6, 2010; 0	249.7	—
Common stock, shares issued: 2011; 43.7, 2010; 42.9	.4	.4
Accumulated deficit	(2,134.9)	(2,170.6)
Treasury stock, shares at cost: 2011; .3, 2010; .3	(48.0)	(46.0)
Paid-in capital	4,222.1	4,207.2
Accumulated other comprehensive loss	(2,894.8)	(2,928.3)

Total Unisys stockholders’ deficit	(605.5)	(937.3)

Noncontrolling interests	11.0	3.5

Total stockholders’ deficit	(594.5)	(933.8)

Total	$2,566.9	$3,020.9

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Revenue
Services	$876.3	$855.2	$2,519.3	$2,597.7
Technology	143.8	105.4	349.2	377.3

	1,020.1	960.6	2,868.5	2,975.0
Costs and expenses
Cost of revenue:
Services	680.0	675.9	2,010.6	2,070.5
Technology	55.3	47.3	151.2	143.9

	735.3	723.2	2,161.8	2,214.4

Selling, general and administrative	153.3	142.4	446.5	458.7
Research and development	18.5	18.9	57.2	60.8

	907.1	884.5	2,665.5	2,733.9

Operating profit	113.0	76.1	203.0	241.1
Interest expense	12.5	25.0	51.7	76.8
Other income (expense), net	16.6	(.2)	(56.6)	(44.6)

Income from continuing operations before income taxes	117.1	50.9	94.7	119.7

Provision for income taxes	33.4	28.2	52.4	52.7

Consolidated income before discontinued operations	83.7	22.7	42.3	67.0
Income from discontinued operations, net of tax	—	6.5	—	73.2

Net income	83.7	29.2	42.3	140.2
Less: Net income attributable to noncontrolling interests	1.0	.9	6.6	3.3
Less: Preferred stock dividends	4.1	—	9.5	—

Net income attributable to Unisys Corporation common shareholders	$78.6	$28.3	$26.2	$136.9

Amounts attributable to Unisys Corporation common shareholders
Income from continuing operations, net of tax	$78.6	$21.8	$26.2	$63.7
Income from discontinued operations, net of tax	—	6.5	—	73.2

Net income attributable to Unisys Corporation common shareholders	$78.6	$28.3	$26.2	$136.9

Earnings per common share attributable to Unisys Corporation
Basic
Continuing operations	$1.82	$.51	$.61	$1.50
Discontinued operations	—	.15	—	1.72

Total	$1.82	$.66	$.61	$3.22

Diluted
Continuing operations	$1.63	$.50	$.60	$1.47
Discontinued operations	—	.15	—	1.69

Total	$1.63	$.65	$.60	$3.16

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Nine Months Ended September 30
	2011	2010

Cash flows from operating activities
Consolidated net income before discontinued operations	$42.3	$67.0
Income from discontinued operations, net of tax	—	73.2
Add (deduct) items to reconcile consolidated net income to net cash provided by operating activities:
Foreign currency transaction losses	—	19.9
Loss on debt extinguishment	77.6	1.4
Employee stock compensation	12.8	7.3
Company stock issued for U.S. 401(k) plan	9.6	—
Depreciation and amortization of properties	50.8	58.1
Depreciation and amortization of outsourcing assets	48.2	85.4
Amortization of marketable software	50.9	46.5
Disposal of capital assets	1.0	8.2
Loss (gain) on sale of businesses and assets	.3	(65.7)
Decrease (increase) in deferred income taxes, net	33.4	(11.8)
Decrease (increase) in receivables, net	89.5	(23.2)
Decrease (increase) in inventories	21.3	(2.0)
Decrease in accounts payable and other accrued liabilities	(254.6)	(37.6)
Decrease in other liabilities	(43.2)	(35.1)
Decrease (increase) in other assets	17.6	(41.7)
Other	.2	.1

Net cash provided by operating activities	157.7	150.0

Cash flows from investing activities
Proceeds from investments	396.9	317.5
Purchases of investments	(394.5)	(316.5)
Restricted deposits	30.1	13.9
Investment in marketable software	(36.9)	(41.8)
Capital additions of properties	(32.9)	(49.7)
Capital additions of outsourcing assets	(31.3)	(70.4)
Net proceeds from sale of businesses and assets	(15.0)	121.2

Net cash used for investing activities	(83.6)	(25.8)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	249.7	—
Payments of long-term debt	(462.5)	(78.0)
Proceeds from exercise of stock options	1.4	1.3
Dividends paid on preferred stock	(8.1)	—
Dividend paid to noncontrolling interests	(.4)	—
Financing fees	(2.2)	(.1)

Net cash used for financing activities	(222.1)	(76.8)

Effect of exchange rate changes on cash and cash equivalents	(13.0)	(6.3)

(Decrease) increase in cash and cash equivalents	(161.0)	41.1
Cash and cash equivalents, beginning of period	828.3	647.6

Cash and cash equivalents, end of period	$667.3	$688.7

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

a. On April 30, 2010, the company completed the sale of its health information management (HIM) business, and on August 31, 2010, the company completed the sale of its UK-based Unisys Insurance Services Limited (UISL) business, which provides business process outsourcing (BPO) services to the UK life and pensions industry. In connection with the sale of UISL, the company paid $14.9 million in 2010, $14.6 million during the nine months ended September 30, 2011 and has a payment obligation of approximately $4.7 million to be paid next quarter.

The results of discontinued operations for the three and nine months ended September 30, 2010 are as follows (in millions of dollars):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Total	HIM	UISL	Total	HIM	UISL
Revenue	$12.4	$—	$12.4	$94.6	$42.0	$52.6

Income
Operations	$(2.2)	$.2	$(2.4)	$8.2	$10.0	$(1.8)
Gain on sale	4.2	(.3)	4.5	69.0	64.5	4.5

	2.0	(.1)	2.1	77.2	74.5	2.7
Income tax provision	(4.5)	(4.4)	(.1)	4.0	4.1	(.1)

Income from discontinued operations, net of tax	$6.5	$4.3	$2.2	$73.2	$70.4	$2.8

b. Due to cumulative inflation of approximately 100 percent or more over the last 3-year period, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective January 11, 2010, the Venezuelan government devalued the Bolivar Fuerte by 50 percent by resetting the official exchange rate from 2.15 to the U.S. dollar to 4.30 to the U.S. dollar. As a result, the company recorded a foreign exchange loss in the first quarter of 2010 of approximately $20 million. The company has used and continues to use the official exchange rate for translation purposes. At September 30, 2011, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $19 million.

c. The following table shows how earnings per common share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2011 and 2010 (dollars in millions, shares in thousands):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010

Basic Earnings Per Common Share

Net income from continuing operations attributable to Unisys Corporation common shareholders	$78.6	$21.8	$26.2	$63.7
Income from discontinued operations, net of tax	—	6.5	—	73.2

Net income attributable to Unisys Corporation common shareholders	$78.6	$28.3	$26.2	$136.9

Weighted average shares	43,246	42,620	43,063	42,536

Continuing operations	$1.82	$.51	$.61	$1.50
Discontinued operations	—	.15	—	1.72

Total	$1.82	$.66	$.61	$3.22

Diluted Earnings Per Common Share

Net income from continuing operations attributable to Unisys Corporation common shareholders	$78.6	$21.8	$26.2	$63.7
Add preferred stock dividends	4.1	—	—	—

Net income from continuing operations attributable to Unisys Corporation for diluted earnings per share	82.7	21.8	26.2	63.7

Income from discontinued operations, net of tax	—	6.5	—	73.2

Net income attributable to Unisys Corporation for diluted earnings per share	$82.7	$28.3	$26.2	$136.9

Weighted average shares	43,246	42,620	43,063	42,536
Plus incremental shares from assumed conversions
Employee stock plans	464	672	572	799
Preferred stock	6,913	—	—	—

Adjusted weighted average shares	50,623	43,292	43,635	43,335

Continuing operations	$1.63	$.50	$.60	$1.47
Discontinued operations	—	.15	—	1.69

Total	$1.63	$.65	$.60	$3.16

The following number of stock options and restricted stock units was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2011, 2,163 and 2010, 2,489. The following number of mandatory convertible preferred stock was antidilutive for the nine months ended September 30, 2011 and therefore excluded from the computation of diluted earnings per share (in thousands): 2011, 2,588.

d. Net periodic pension expense (income) for the three and nine months ended September 30, 2011 and 2010 is presented below (in millions of dollars):

	Three Months Ended Sept. 30, 2011			Three Months Ended Sept. 30, 2010
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.3	$—	$2.3	$3.6	$—	$3.6
Interest cost	98.1	66.0	32.1	99.0	69.1	29.9
Expected return on plan assets	(118.8)	(84.4)	(34.4)	(123.6)	(91.3)	(32.3)
Amortization of prior service cost	.2	.1	.1	.2	.2	—
Recognized net actuarial loss	26.7	19.7	7.0	20.0	13.6	6.4

Net periodic pension expense (income)	$8.5	$1.4	$7.1	$(.8)	$(8.4)	$7.6

	Nine Months Ended Sept. 30, 2011			Nine Months Ended Sept. 30, 2010
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$8.4	$—	$8.4	$10.8	$—	$10.8
Interest cost	294.1	198.0	96.1	296.7	207.3	89.4
Expected return on plan assets	(355.9)	(253.1)	(102.8)	(370.4)	(273.8)	(96.6)
Amortization of prior service cost	.4	.5	(.1)	.4	.5	(.1)
Recognized net actuarial loss	79.2	58.9	20.3	60.2	40.8	19.4

Net periodic pension expense (income)	$26.2	$4.3	$21.9	$(2.3)	$(25.2)	$22.9

The company currently expects to make cash contributions of approximately $115 million to its worldwide defined benefit pension plans (principally international plans) in 2011 compared with $81.5 million in 2010. For the nine months ended September 30, 2011 and 2010, $63.6 million and $61.0 million, respectively, of cash contributions have been made. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2011.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2011 and 2010 is presented below (in millions of dollars):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Service cost	$.1	$—	$.3	$.1
Interest cost	2.4	2.7	7.3	8.0
Expected return on assets	(.1)	(.1)	(.4)	(.4)
Amortization of prior service cost	.5	.4	1.4	1.1
Recognized net actuarial loss	1.0	.9	3.0	2.8

Net periodic postretirement benefit expense	$3.9	$3.9	$11.6	$11.6

The company expects to make cash contributions of approximately $22 million to its postretirement benefit plan in 2011 compared with $23.9 million in 2010. For the nine months ended September 30, 2011 and 2010, $15.1 million and $14.8 million, respectively, of cash contributions have been made.

e. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At September 30, 2011 and 2010, the notional amount of these contracts was $103.3 million and $36.0 million, respectively. At September 30, 2011 and 2010, the fair value of such contracts was a net loss of $.1 million and a net gain of $.7 million, respectively, of which $.2 million and $8.1 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.3 and $7.4 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the nine months ended September 30, 2011 and 2010, changes in the fair value of these instruments were gains of $1.8 million and $.6 million, respectively, which have been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At September 30, 2011 and December 31, 2010, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $40 million and $140 million, respectively.

f. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2011, 4.7 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Nine Months Ended Sept. 30,
	2011	2010
Weighted-average fair value of grant	$20.12	$17.87
Risk-free interest rate	1.71%	1.74%
Expected volatility	71.31%	72.20%
Expected life of options in years	3.62	3.63
Expected dividend yield	—	—

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

During the nine months ended September 30, 2011 and 2010, the company recorded $12.8 million and $7.3 million of share-based compensation expense, respectively, which is comprised of $5.1 million and $2.7 million of restricted stock unit expense and $7.7 million and $4.6 million of stock option expense, respectively.

A summary of stock option activity for the nine months ended September 30, 2011 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2010	3,125	$85.78
Granted	617	38.41
Exercised	(160)	8.90
Forfeited and expired	(756)	165.12

Outstanding at Sept. 30, 2011	2,826	58.64	2.50	$5.8

Expected to vest at Sept. 30, 2011	1,187	30.98	3.65	1.9

Exercisable at Sept. 30, 2011	1,605	79.62	1.63	3.8

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2011. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2011 and 2010 was $4.4 million and $5.5 million, respectively. As of September 30, 2011, $10.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.9 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2011 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2010	401	$29.10
Granted	299	37.77
Vested	(199)	27.86
Forfeited and expired	(98)	40.50

Outstanding at Sept. 30, 2011	403	32.14

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2011 and 2010 was $11.3 million and $7.6 million, respectively. As of September 30, 2011, there was $8.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the nine months ended September 30, 2011 and 2010 was $5.5 million and $4.0 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2011 and 2010 was $1.4 million and $1.3 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

g. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services – systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology – enterprise-class software and servers and other technology.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2011 and 2010 was $.7 million and $4.9 million, respectively. The amount for the nine months ended September 30, 2011 and 2010 was $5.4 million and $5.4 million, respectively. The profit on these transactions is eliminated in Corporate.

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

A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2011 and 2010 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended Sept. 30, 2011
Customer revenue	$1,020.1		$876.3	$143.8
Intersegment		$(26.4)	.9	25.5

Total revenue	$1,020.1	$(26.4)	$877.2	$169.3

Operating income	$113.0	$(6.6)	$75.9	$43.7

Three Months Ended Sept. 30, 2010
Customer revenue	$960.6		$855.2	$105.4
Intersegment		$(25.6)	1.2	24.4

Total revenue	$960.6	$(25.6)	$856.4	$129.8

Operating income	$76.1	$(1.5)	$68.1	$9.5

Nine Months Ended Sept. 30, 2011
Customer revenue	$2,868.5		$2,519.3	$349.2
Intersegment		$(70.2)	2.7	67.5

Total revenue	$2,868.5	$(70.2)	$2,522.0	$416.7

Operating income	$203.0	$(26.1)	$168.2	$60.9

Nine Months Ended Sept. 30, 2010
Customer revenue	$2,975.0		$2,597.7	$377.3
Intersegment		$(84.9)	3.6	81.3

Total revenue	$2,975.0	$(84.9)	$2,601.3	$458.6

Operating income	$241.1	$.9	$162.6	$77.6

Presented below is a reconciliation of total business segment operating income to consolidated income from continuing operations before income taxes (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
Total segment operating income	$119.6	$77.6	$229.1	$240.2
Interest expense	(12.5)	(25.0)	(51.7)	(76.8)
Other income (expense), net	16.6	(.2)	(56.6)	(44.6)
Corporate and eliminations	(6.6)	(1.5)	(26.1)	.9

Total income from continuing operations before income taxes	$117.1	$50.9	$94.7	$119.7

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
Services
Systems integration and consulting	$305.8	$291.5	$876.7	$921.9
Outsourcing	391.2	392.4	1,112.6	1,144.2
Infrastructure services	124.1	116.4	364.1	357.1
Core maintenance	55.2	54.9	165.9	174.5

	876.3	855.2	2,519.3	2,597.7
Technology
Enterprise-class software and servers	123.4	77.0	302.6	311.0
Other technology	20.4	28.4	46.6	66.3

	143.8	105.4	349.2	377.3

Total	$1,020.1	$960.6	$2,868.5	$2,975.0

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
United States	$452.8	$437.7	$1,177.0	$1,318.5
United Kingdom	100.8	98.6	299.7	310.2
Other international	466.5	424.3	1,391.8	1,346.3

Total	$1,020.1	$960.6	$2,868.5	$2,975.0

h. Comprehensive income for the three and nine months ended September 30, 2011 and 2010 includes the following components (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010
Consolidated net income from continuing operations	$83.7	$22.7	$42.3	$67.0
Income from discontinued operations, net of tax	—	6.5	—	73.2

Total	83.7	29.2	42.3	140.2

Other comprehensive income (loss)
Foreign currency translation adjustments	(70.8)	40.9	(45.4)	14.9
Postretirement adjustments	52.3	(25.7)	80.2	74.8

Total other comprehensive income (loss)	(18.5)	15.2	34.8	89.7

Consolidated comprehensive income	65.2	44.4	77.1	229.9
Comprehensive income attributable to noncontrolling interests	(.2)	.3	7.9	4.2

Comprehensive income attributable to Unisys Corporation	$65.4	$44.1	$69.2	$225.7

Accumulated other comprehensive loss as of December 31, 2010 and September 30, 2011 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2010	$(2,928.3)	$(604.2)	$(2,324.1)

Change during period	33.5	(44.4)	77.9

Balance at September 30, 2011	$(2,894.8)	$(648.6)	$(2,246.2)

Noncontrolling interests as of December 31, 2010 and September 30, 2011 is as follows (in millions of dollars):

Non-controlling Interests
Balance at December 31, 2010	$3.5
Net income	6.6
Translation adjustments	(1.0)
Dividends paid to non-controlling interests	(.4)
Postretirement plans	2.3

Balance at September 30, 2011	$11.0

i. Cash paid during the nine months ended September 30, 2011 and 2010 for income taxes was $63.4 million and $32.6 million, respectively.

Cash paid during the nine months ended September 30, 2011 and 2010 for interest was $66.3 million and $84.5 million, respectively.

j. Effective January 1, 2011, the company adopted two accounting standards issued by the Financial Accounting Standards Board (FASB) that amend revenue recognition guidance. The first standard supersedes certain prior accounting guidance and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative standalone selling prices (i.e., the relative-selling-price method). The standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to this standard. The second standard amends prior software revenue recognition accounting guidance by excluding from the scope of such prior guidance tangible products that contain both software elements and non-software elements that function together to deliver the tangible product’s essential functionality. The company has adopted the new standards prospectively for revenue arrangements entered into or materially modified on or after January 1, 2011. In certain of the company’s arrangements, revenue was previously deferred for certain deliverables included in multiple element arrangements where the arrangements also included undelivered services for which the company was unable to demonstrate fair value pursuant to previous standards. The new standards require deliverables for which revenue was previously deferred to be separated and recognized as delivered, rather than combined with undelivered items and recognized over the longest service delivery period.

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

In June 2011, the FASB issued authoritative guidance that amends previous guidance for the presentation of comprehensive income. It eliminates the current option to present other comprehensive income in the statement of changes in equity. Under this revised guidance, an entity will have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The new standard is to be applied retrospectively and is effective for the company beginning in the first quarter of 2012. The company is currently evaluating the alternatives for adopting the guidance. Other than the change in presentation, the company has determined that these changes will not have an impact on its consolidated financial statements.

In May 2011, the FASB issued authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. This standard is effective for the company beginning in the first quarter of 2012. The company is currently evaluating the impact of this guidance, but does not anticipate a material impact to its consolidated financial statements upon adoption.

In September 2011, the FASB issued amendments to authoritative accounting guidance to simplify how companies test for goodwill impairment. The amendments permit a company to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described by current accounting rules. Previous accounting guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then a second step of the test must be performed to measure the amount of impairment loss, if any. Under the amendments, a company is not required to calculate the fair value of a reporting unit unless the company determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 1, 2012 for the company). Early adoption is permitted. The company is currently evaluating the impact of the amendments, including the alternatives for adoption, but does not anticipate a material impact to its consolidated financial statements upon adoption.

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

For multiple-element arrangements for products or services that (a) do not include the licensing, selling or leasing of software, or (b) contain software that is incidental to the products or services as a whole or (c) contain software components that are sold, licensed or leased with tangible products when the software components and non-software components (i.e., the hardware and software) of the tangible product function together to deliver the tangible product’s essential functionality (e.g., sales of the company’s enterprise-class software and servers including hardware and software), the allocation of revenue is based on the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy, discussed above.

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

The company has contracts with the General Services Administration (GSA), known as Multiple Award Schedule Contracts, under which various U.S. governmental agencies can purchase products and services from the company. Auditors from the GSA’s Office of Inspector General have been reviewing the company’s compliance with the disclosure and pricing provisions under one of these contracts, and whether the company has potentially overcharged the government under the contract. Separately, the company has made a voluntary disclosure about this matter to the responsible GSA contracting officer. The company has been providing pricing and other information to the GSA auditors and is working cooperatively with them. The company cannot predict the outcome at this time.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2011, it has adequate provisions for any such matters.

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

Included in the nine months ended September 30, 2011 was a benefit of $29.2 million related to the settlement of two European tax matters. In addition, the UK government reduced its corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. These changes were considered to be enacted for U.S. GAAP purposes in July of 2011, when all legislative procedures were completed and the Finance Act of 2011 received Royal Assent. The rate change, which was recorded in the third quarter of 2011, increased the company’s income tax provision by $7.6 million due to the impact on the UK net deferred tax assets.

Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change may have occurred during the first quarter of 2011, for purposes of the rules described above. However, the final determination of whether an ownership change has occurred is currently subject to a number of discretionary tax rules and factual uncertainties. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the first nine months of 2011, Unisys reported net income from continuing operations attributable to common shareholders of $26.2 million, or $.60 per diluted share, compared with $63.7 million, or $1.47 per diluted share, in the year-ago nine month period. The company’s results for the nine months ended September 30, 2011 were impacted by a pretax debt-reduction charge of $77.6 million and a $28.5 million increase in pretax pension expense.

Revenue for the first nine months of 2011 declined 4 percent to $2.87 billion compared with $2.98 billion in the year-ago period. Approximately 6 percentage points of the decline were due to a $154 million, or 24 percent, revenue decline in the U.S. Federal business during the nine months ended September 30, 2011. The decline reflected ongoing budget uncertainty that resulted in delayed awards and funding, as well as the impact of the expiration of the Transportation Security Administration (TSA) contract, which ended in November 2010. The contract provided approximately $95 million of revenue in the nine months ended September 30, 2010.

As part of the company’s ongoing efforts to enhance its balance sheet and capital structure, during the first nine months of 2011 the company took actions to significantly reduce its debt and interest expense. During this period, Unisys sold approximately $250 million of mandatory convertible preferred stock and used the proceeds from this sale, as well as cash on hand, to retire an aggregate principal amount of approximately $392 million of its senior notes due 2012, 2014 and 2015.

On October 25, 2011, the company called for redemption all of the remaining $65.9 million of its 8% senior notes due 2012. The notes will be redeemed on November 25, 2011 at 100% of their principal amount plus a make-whole premium to be calculated three business days before the redemption date. The company expects to recognize a charge of approximately $4.5 million in “Other income (expense), net” in the fourth quarter of 2011 in connection with the redemption.

The debt reductions discussed above will result in an approximate $58 million decline in annual interest expense.

Results of operations

Company results

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

Revenue for the quarter ended September 30, 2011 was $1,020.1 million compared with $960.6 million for the third quarter of 2010, an increase of 6% from the prior year, primarily reflecting an increase in the company’s ClearPath revenue as well as higher services revenue. Foreign currency fluctuations had an almost 6-percentage-point positive impact on revenue in the current period compared with the year-ago period. Revenue in the company’s U.S. Federal government business declined $42.9 million, or 19%, in the third quarter of 2011 compared with the third quarter of 2010. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate in revenue by approximately 8 percentage points in the current quarter.

Services revenue increased 2% and Technology revenue increased 36% in the current quarter compared with the year-ago period. U.S. revenue was up 3% in the third quarter compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate in revenue by approximately 10 percentage points on services revenue and 24 percentage points on U.S. revenue in the current quarter. International revenue increased 8% in the current quarter due to increases in Europe, Asia Pacific and Brazil, offset in part by declines in Latin America. Foreign currency had a 10-percentage-point positive impact on international revenue in the three months ended September 30, 2011 compared with the three months ended September 30, 2010.

Total gross profit margin was 27.9% in the three months ended September 30, 2011 compared with 24.7% in the three months ended September 30, 2010, primarily reflecting higher sales of ClearPath software and servers and a more profitable mix of services revenue.

Selling, general and administrative expense in the three months ended September 30, 2011 was $153.3 million (15.0% of revenue) compared with $142.4 million (14.8% of revenue) in the year-ago period. The increase was largely attributable to currency fluctuations.

Research and development (R&D) expenses in the third quarter of 2011 were $18.5 million compared with $18.9 million in the third quarter of 2010.

For the third quarter of 2011, the company reported an operating profit of $113.0 million compared with an operating profit of $76.1 million in the third quarter of 2010, reflecting higher revenue and margin.

For the three months ended September 30, 2011, pension expense was $8.5 million compared with pension income of $.8 million for the three months ended September 30, 2010. In 2011, the increase in pension expense was principally due to lower expected returns on plan assets and higher recognition of net actuarial losses in 2011 compared with 2010. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.

Interest expense for the three months ended September 30, 2011 was $12.5 million compared with $25.0 million for the three months ended September 30, 2010, reflecting the debt reductions discussed below.

Other income (expense), net was income of $16.6 million in the third quarter of 2011, compared with expense of $.2 million in 2010. Included in the third quarter of 2011 and 2010 were foreign exchange gains of $12.9 million and $.5 million, respectively.

Income from continuing operations before income taxes for the three months ended September 30, 2011 was $117.1 million compared with income of $50.9 million in 2010. The provision for income taxes was $33.4 million in the current quarter compared with a provision of $28.2 million in the year-ago period. As discussed in note (m) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

The UK government reduced its corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. These changes were considered to be enacted for U.S. GAAP purposes in July of 2011, when all legislative procedures were completed and the Finance Act of 2011 received Royal Assent. The rate change, which was recorded in the third quarter of 2011, increased the company’s income tax provision by $7.6 million due to the impact on the UK net deferred tax assets.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

Revenue for the nine months ended September 30, 2011 was $2,868.5 million compared with $2,975.0 million for the prior-year period, a decrease of 4% from the prior year. Foreign currency fluctuations had a 4-percentage-point positive impact on revenue in the current period compared with the year-ago period. Revenue in the company’s U.S. Federal government business declined $154.2 million, or 24%, in the nine months ended September 30, 2011 compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the rate of decline in revenue by approximately 6 percentage points in the current period.

Services revenue declined 3% and Technology revenue decreased 7% in the current nine-month period compared with the year-ago period. U.S. revenue was down 11%

in the current period compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the rate of decline by approximately 7 percentage points on services revenue and 13 percentage points on U.S. revenue in the current period. International revenue increased 2% in the current period due to an increase in all regions. Foreign currency had an 8-percentage-point positive impact on international revenue in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Total gross profit margin was 24.6% in the nine months ended September 30, 2011 compared with 25.6% in the nine months ended September 30, 2010, driven by lower revenue and margin in the U.S. Federal business.

Selling, general and administrative expense in the nine months ended September 30, 2011 was $446.5 million (15.6% of revenue) compared with $458.7 million (15.4% of revenue) in the year-ago period.

Research and development (R&D) expenses in the nine months ended September 30, 2011 were $57.2 million compared with $60.8 million in the prior-year period.

For the first nine months of 2011, the company reported an operating profit of $203.0 million compared with an operating profit of $241.1 million in the first nine months of 2010, reflecting the lower U.S. Federal business revenue and margin.

For the nine months ended September 30, 2011, pension expense was $26.2 million compared with pension income of $2.3 million for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, the company recorded a charge of $13.5 million ($6.4 million in cost of revenue and $7.1 million in other income/expense) related to the loss of an old non-income tax case concerning the company’s former Brazilian manufacturing operations.

Interest expense for the nine months ended September 30, 2011 was $51.7 million compared with $76.8 million for the nine months ended September 30, 2010.

Other income (expense), net was an expense of $56.6 million in the first nine months of 2011, compared with expense of $44.6 million in 2010. Included in the first nine months of 2011 were charges of $77.6 million related to the debt redemptions, discussed below, and foreign exchange gains of $21.1 million. Included in the first nine months of 2010 were foreign exchange losses of $38.4 million, which included $19.9 million related to the Venezuelan devaluation.

Income from continuing operations before income taxes for the nine months ended September 30, 2011 was $94.7 million compared with income of $119.7 million in 2010. The provision for income taxes was $52.4 million in the current period compared with a provision of $52.7 million in the year-ago period. Included in the nine months ended September 30, 2011 was a benefit of $29.2 million related to the settlement of two European tax matters, as well as a provision of $7.6 million due to the impact of the UK tax rate change.

Segment results

The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services – systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology – enterprise-class software and servers and other technology.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2011 and 2010 was $.7 million and $4.9 million, respectively. The amount for the nine months ended September 30, 2011 and 2010 was $5.4 million and $5.4 million, respectively. The profit on these transactions is eliminated in Corporate.

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

Three months ended September 30, 2011 compared with the three months ended September 30, 2010

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended September 30, 2011
Customer revenue	$1,020.1		$876.3	$143.8
Intersegment		$(26.4)	.9	25.5

Total revenue	$1,020.1	$(26.4)	$877.2	$169.3

Gross profit percent	27.9%		21.6%	57.4%

Operating profit percent	11.1%		8.7%	25.8%

Three Months Ended September 30, 2010
Customer revenue	$960.6		$855.2	$105.4
Intersegment		$(25.6)	1.2	24.4

Total revenue	$960.6	$(25.6)	$856.4	$129.8

Gross profit percent	24.7%		20.6%	47.5%

Operating profit percent	7.9%		8.0%	7.4%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended September 30		Percent Change
	2011	2010
Services
Systems integration and consulting	$305.8	$291.5	4.9%
Outsourcing	391.2	392.4	(.3)%
Infrastructure services	124.1	116.4	6.6%
Core maintenance	55.2	54.9	.5%

	876.3	855.2	2.5%
Technology
Enterprise-class software and servers	123.4	77.0	60.3%
Other technology	20.4	28.4	(28.2)%

	143.8	105.4	36.4%

Total	$1,020.1	$960.6	6.2%

In the Services segment, customer revenue was $876.3 million for the three months ended September 30, 2011, up 2.5% from the three months ended September 30, 2010. Foreign currency translation had a 6-percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.

The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of services revenue by approximately 10 percentage points in the current quarter.

Revenue from systems integration and consulting increased 4.9% from $291.5 million in the September 2010 quarter to $305.8 million in the September 2011 quarter, benefiting from a more profitable mix of industry solutions particularly within the transportation industry. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of systems integration and consulting revenue by approximately 16 percentage points in the current quarter.

Outsourcing revenue was flat for the three months ended September 30, 2011 compared with the three months ended September 30, 2010. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of outsourcing revenue by approximately 9 percentage points in the current quarter.

Infrastructure services revenue increased 6.6% for the three month period ended September 30, 2011 compared with the three month period ended September 30, 2010.

Core maintenance revenue increased .5% in the current quarter compared with the prior-year quarter.

Services gross profit was 21.6% in the third quarter of 2011 compared with 20.6% in the year-ago period. Services operating income percent was 8.7% in the three months ended September 30, 2011 compared with 8.0% in the three months ended September 30, 2010. Both the gross profit and operating income percents in the current period benefitted from a more profitable mix of services revenue.

In the Technology segment, customer revenue was $143.8 million in the current quarter compared with $105.4 million in the year-ago period for an increase of 36.4%, as growth in ClearPath revenue more than offset declines in other technology revenue. Foreign currency translation had a positive impact of approximately 5 percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, increased 60.3% for the three months ended September 30, 2011 compared with the three months ended September 30, 2010. The increase was due to higher sales of the company’s ClearPath software and servers.

Revenue from other technology decreased 28.2% for the three months ended September 30, 2011 compared with the three months ended September 30, 2010, principally due to lower sales of third-party technology products.

Technology gross profit was 57.4% in the current quarter compared with 47.5% in the year-ago quarter. Technology operating income percent was 25.8% in the three months ended September 30, 2011 compared with 7.4% in the three months ended September 30, 2010. The increase in margins was due to higher sales of the company’s ClearPath software and servers.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Nine Months Ended September 30, 2011
Customer revenue	$2,868.5		$2,519.3	$349.2
Intersegment		$(70.2)	2.7	67.5

Total revenue	$2,868.5	$(70.2)	$2,522.0	$416.7

Gross profit percent	24.6%		19.9%	53.1%

Operating profit percent	7.1%		6.7%	14.6%

	Total	Eliminations	Services	Technology
Nine Months Ended September 30, 2010
Customer revenue	$2,975.0		$2,597.7	$377.3
Intersegment		$(84.9)	3.6	81.3

Total revenue	$2,975.0	$(84.9)	$2,601.3	$458.6

Gross profit percent	25.6%		19.5%	54.3%

Operating profit percent	8.1%		6.3%	16.9%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Nine Months Ended September 30		Percent Change
	2011	2010
Services
Systems integration and consulting	$876.7	$921.9	(4.9)%
Outsourcing	1,112.6	1,144.2	(2.8)%
Infrastructure services	364.1	357.1	2.0%
Core maintenance	165.9	174.5	(4.9)%

	2,519.3	2,597.7	(3.0)%
Technology
Enterprise-class software and servers	302.6	311.0	(2.7)%
Other technology	46.6	66.3	(29.7)%

	349.2	377.3	(7.4)%

Total	$2,868.5	$2,975.0	(3.6)%

In the Services segment, customer revenue was $2,519.3 million for the nine months ended September 30, 2011 down 3.0% from the nine months ended September 30, 2010. Foreign currency translation had a 4-percentage-point positive impact on Services revenue in the current period compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the rate of decline in services revenue by approximately 7 percentage points in the current nine month period.

Revenue from systems integration and consulting decreased 4.9% from $921.9 million in the first nine months of 2010 to $876.7 million in the first nine months of 2011. The decline in revenue from the company’s U.S. Federal business negatively impacted the rate of decline in systems integration and consulting revenue by approximately 5 percentage points in the current period compared with the year-ago period.

Outsourcing revenue decreased 2.8% for the nine months ended September 30, 2011 to $1,112.6 million compared with the nine months ended September 30, 2010. The decline in revenue from the company’s U.S. Federal business negatively impacted the rate of decline in outsourcing revenue by approximately 10 percentage points in the current period compared with the year-ago period.

Infrastructure services revenue increased 2.0% for the nine month period ended September 30, 2011 compared with the nine month period ended September 30, 2010.

Core maintenance revenue declined 4.9% in the current nine-month period compared with the prior-year period.

Services gross profit was 19.9% in the first nine months of 2011 compared with 19.5% in the year-ago period. Services operating income percent was 6.7% in the nine months ended September 30, 2011 compared with 6.3% in the nine months ended September 30, 2010.

In the Technology segment, customer revenue was $349.2 million in the current period compared with $377.3 million in the year-ago period for a decrease of 7.4%. Foreign currency translation had a positive impact of approximately 3 percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, decreased 2.7% for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.

Revenue from other technology decreased 29.7% for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010, principally due to lower sales of third-party technology products.

Technology gross profit was 53.1% in the current nine-month period compared with 54.3% in the year-ago period. Technology operating income percent was 14.6% in the nine months ended September 30, 2011 compared with 16.9% in the nine months ended September 30, 2010.

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

Cash and cash equivalents at September 30, 2011 were $667.3 million compared with $828.3 million at December 31, 2010. The decline was principally due to the debt reductions described below. At September 30, 2010 and December 31, 2010, the company had sold no receivables under the prior U.S. trade accounts receivable facility, compared with $100 million as of December 31, 2009.

During the nine months ended September 30, 2011, cash provided by operations was $157.7 million compared with cash provided of $150.0 million for the nine months ended September 30, 2010.

Cash used for investing activities for the nine months ended September 30, 2011 was $83.6 million compared with cash usage of $25.8 million during the nine months ended September 30, 2010. Net proceeds of investments were $2.4 million for the nine months ended September 30, 2011 compared with net proceeds of $1.0 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the nine months ended September 30, 2011, the net change in restricted deposits resulted in cash provided of $30.1 million compared with cash provided of $13.9 million during the nine months ended September 30, 2010. In addition, in the current period, the investment in marketable software was $36.9 million compared with $41.8 million in the year-ago period, capital additions of properties were $32.9 million in 2011 compared with $49.7 million in 2010 and capital additions of outsourcing assets were $31.3 million in 2011 compared with $70.4 million in 2010. The prior nine-month period included net cash proceeds of $121.2 million related to the sale of the company’s HIM business, the sale of the company’s U.S. specialized technology check sorter and related U.S. maintenance business and the sale of the company’s UISL business.

Cash used for financing activities during the nine months ended September 30, 2011 was $222.1 million compared with cash usage of $76.8 million during the nine months ended September 30, 2010. The current period includes cash proceeds of $249.7 million related to the issuance of preferred stock, net of issuance costs, cash payments for long-term debt of $462.5 million (see discussion below) and dividends paid on preferred stock of $8.1 million. The prior-year period includes $78.0 million used to redeem and to extinguish long-term debt.

At September 30, 2011, total debt was $445.3 million, a decrease of $378.7 million from December 31, 2010.

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

On October 25, 2011, the company called for redemption all of the remaining $65.9 million of its 8% senior notes due 2012. The notes will be redeemed on November 25, 2011 at 100% of their principal amount plus a make-whole premium to be calculated three business days before the redemption date. The company expects to recognize a charge of approximately $4.5 million in “Other income (expense), net” in the fourth quarter of 2011 in connection with the redemption.

The debt reductions discussed above, as well as the redemption to be completed in the fourth quarter, will result in an approximate $58 million decline in annual interest expense.

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

At September 30, 2011, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions.

In 2011, the company expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2011. Based on current legislation, recent interest rates and expected returns for 2011, the company currently expects that it will be required to make a contribution of up to approximately $140 million in 2012 to this plan.

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

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2011, the company expects to make cash contributions of approximately $115 million to its worldwide, primarily non-U.S., defined benefit pension plans. In accordance with regulations governing contributions to U.S. defined benefit pension plans, the company is not required to fund its U.S. qualified defined benefit pension plan in 2011. Based on current legislation, recent interest rates and expected returns for 2011, the company currently expects that it will be required to make a contribution of up to approximately $140 million in 2012 to this plan.

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

Financial market conditions may inhibit the company’s ability to access capital and credit markets to address its liquidity needs. Financial market conditions may impact the company’s ability to borrow, to refinance its outstanding debt, or to utilize surety bonds, letters of credit, foreign exchange derivatives and other financial instruments the company uses to conduct its business. Although the company primarily uses cash on hand to address its liquidity needs, its ability to do so assumes that its operations will continue to generate sufficient cash.

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

The company believes that its ability to use its U.S. federal net operating loss carryforwards and other tax attributes is limited. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change may have occurred during the first quarter of 2011, for purposes of the rules described above. However, the final determination of whether an ownership change has occurred is currently subject to a number of discretionary tax rules and factual uncertainties. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.

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

UNISYS CORPORATION

Date: October 27, 2011	By:	/s/ Janet Brutschea Haugen
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