Form 10-K
period 2011-12-31
UNISYS CORP
filed 2012-02-24
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 1-8729

UNISYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0387840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Lakeview Drive, Suite 100 Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(215) 986-4011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange
6.25% Mandatory Convertible Preferred Stock	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒   No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1.1 billion.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2011. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of December 31, 2011: 43,442,193

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Unisys Corporation’s annual report to stockholders for the year ended December 31, 2011 are incorporated by reference into Part I, Part II and Part IV hereof.

Portions of Unisys Corporation’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 15, “Segment information”, of the Notes to Consolidated Financial Statements appearing in our annual report to stockholders for the year ended December 31, 2011 (the “Unisys 2011 Annual Report to Stockholders”), and such information is incorporated herein by reference.

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

Patents, Trademarks and Licenses

Unisys owns over 1,330 active U.S. patents and over 55 active patents granted in 9 non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, computing systems, relational database management, information storage, device/circuit manufacture and design, imaging, data compression and document recognition/handling. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

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

Customers

No single customer accounts for more than 10% of our revenue. Sales of commercial products and services to various agencies of the U.S. government represented approximately 17% of total consolidated revenue in 2011. For more information on the risks associated with contracting with governmental entities, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2011 Annual Report to Stockholders which is incorporated herein by reference.

Backlog

In the Services segment, firm order backlog at December 31, 2011 was $5.5 billion, compared to $5.8 billion at December 31, 2010. Approximately $2.25 billion (41%) of 2011 backlog is expected to be filled in 2012. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.

Competition

Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our sales and marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2011 Annual Report to Stockholders which is incorporated herein by reference.

Research and Development

Unisys-sponsored research and development costs were $76.1 million in 2011, 78.9 million in 2010, and $101.9 million in 2009.

Environmental Matters

Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2012 and 2013.

Employees

At December 31, 2011, we employed approximately 22,700 people worldwide.

In 2011, we used the title “partner” for certain members of our services business management. In using the term “partner” or “partners”, we did not mean to imply that these individuals are partners in the legal sense or to imply any intention to create a separate legal entity, such as a partnership.

International and Domestic Operations

Financial information by geographic area is set forth in Note 15, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2011 Annual Report to Stockholders, and such information is incorporated herein by reference. For more information on the risks of doing business internationally, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2011 Annual Report to Stockholders which is incorporated herein by reference.

Available Information

Our Internet web site is located at http://www.unisys.com/investor. Through our web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the SEC. We also make available on the web site our Guidelines on Significant Corporate Governance Issues, the charters of the Audit Committee, Compensation Committee, Finance Committee, and Nominating and Corporate Governance Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our web site to be part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 15, 2012 is set forth below.

Name	Age	Position with Unisys
J. Edward Coleman	60	Chairman of the Board and Chief Executive Officer

Patricia A. Bradford	61	Senior Vice President, Worldwide Human Resources

Dominick Cavuoto	58	Senior Vice President; President, Technology, Consulting and Integration Solutions

Edward C. Davies	52	Senior Vice President; President, Federal Systems

Ronald S. Frankenfield	55	Senior Vice President; President, Global Managed Services

Janet Brutschea Haugen	53	Senior Vice President and Chief Financial Officer

Suresh V. Mathews	58	Senior Vice President and Chief Information Officer

M. Lazane Smith	57	Senior Vice President, Corporate Development

Nancy Straus Sundheim	60	Senior Vice President, General Counsel and Secretary

Scott A. Battersby	53	Vice President and Treasurer

Scott W. Hurley	53	Vice President and Corporate Controller

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

Mr. Cavuoto has been Senior Vice President and President, Technology, Consulting and Integration Solutions since 2010. From 2009 until 2010, Mr. Cavuoto served as Senior Vice President and President, TCIS Worldwide Consulting & Integration Services and Worldwide Strategic Services. Prior to that time, he had been President, Global Industries and Worldwide Strategic Services since rejoining Unisys in 2008. From 2007 until 2008, Mr. Cavuoto served as Chief Executive Officer of Collabera, Inc. Prior to joining Collabera, Inc., Mr. Cavuoto served as Vice President of Unisys Worldwide Services Operations (2005-2006) and as Vice President and President of Unisys Global Financial Services (2001-2005). From 1994 until 2001, Mr. Cavuoto was Managing Partner at KPMG and Senior Vice President and Managing Director at KPMG Consulting Inc. Mr. Cavuoto has been an officer since 2009.

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

Mr. Frankenfield was elected Senior Vice President in 2010 and has been President, Global Managed Services, previously referred to as Global Outsourcing and Infrastructure Services (GOIS), since 2010. Prior to this position, Mr. Frankenfield had served as vice president of worldwide sales for GOIS since rejoining Unisys in 2007. From 2003 to 2005, Mr. Frankenfield served as senior vice president of North American financial services for global software provider SAP, and from 2005 to 2007, Mr. Frankenfield served as general manager for the Americas group for Egenera, a leader in the utility computing marketplace. Prior to joining SAP, Mr. Frankenfield held a variety of senior leadership roles at Unisys, including serving as general manager of the company’s Australia/New Zealand and overall Asia-Pacific businesses. Mr. Frankenfield has been an officer since 2010.

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

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2011 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2011, we had 12 major facilities in the United States with an aggregate floor space of approximately 2.0 million square feet, located primarily in California, Minnesota, New Jersey, Pennsylvania, Texas, Utah and Virginia. We owned one of these facilities, with aggregate floor space of approximately 0.3 million square feet; 11 of these facilities, with approximately 1.7 million square feet of floor space, were leased to us. Approximately 1.7 million square feet of the U.S. facilities were in current operation, approximately 0.2 million square feet were subleased to others, and approximately 0.1 million square feet were declared surplus with disposition efforts in progress or held in reserve.

As of December 31, 2011, we had nine major facilities outside the United States with an aggregate floor space of approximately 1.1 million square feet, located primarily in Australia, Brazil, India, and the United Kingdom. We owned two of these facilities, with approximately 0.5 million square feet of floor space; 7 of these facilities, with approximately 0.6 million square feet of floor space, were leased to us. Approximately 0.9 million square feet of the facilities outside the United States were in current operation, approximately 0.2 million square feet were subleased to others, and there was no space at our major facilities being held in reserve or declared surplus with disposition efforts in progress.

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

Information with respect to litigation is set forth in Note 14, “Litigation and contingencies”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2011 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2011 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2011, there were approximately 43.4 million shares outstanding and approximately 18,600 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

A summary of selected financial data is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2011 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2011 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2011 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2011 and 2010 and the related consolidated statements of income, cash flows and equity (deficit) for each of the three years in the period ended December 31, 2011, appearing in the Unisys 2011 Annual Report to Stockholders, together with the report of KPMG LLP, independent registered public accountants, on the financial statements at December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, appearing in the Unisys 2011 Annual Report to Stockholders, is incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2011 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2011, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2011, based on the specified criteria.

KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2011, as stated in its report that appears in the Unisys 2011 Annual Report to Stockholders, and such report is incorporated herein by reference.

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

The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”):

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

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2011 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2011 and December 31, 2010

Consolidated Statements of Income for each of the three years in the period ended December 31, 2011

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011

Consolidated Statements of Equity (Deficit) for each of the three years in the period ended December 31, 2011

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

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2011 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 15 through 18. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.28.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/S/ J. EDWARD COLEMAN
J. Edward Coleman
Chairman of the Board and Chief Executive Officer

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

/s/ J. EDWARD COLEMAN	*MATTHEW J. ESPE
J. Edward Coleman	Matthew J. Espe
Chairman of the Board and Chief Executive Officer	Director
(principal executive officer)

/s/ JANET BRUTSCHEA HAUGEN	*DENISE K. FLETCHER
Janet Brutschea Haugen	Denise K. Fletcher
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ SCOTT HURLEY	*LESLIE F. KENNE
Scott Hurley	Leslie F. Kenne
Vice President and Corporate Controller	Director
(principal accounting officer)

*HENRY C. DUQUES	*CHARLES B. MCQUADE
Henry C. Duques	Charles B. McQuade
Lead Director	Director

*ALISON DAVIS	*LEE D. ROBERTS
Alison Davis	Lee D. Roberts
Director	Director

*PAUL E. WEAVER
	Nathaniel A. Davis	Paul E. Weaver
	Director	Director

*JAMES J. DUDERSTADT
James J. Duderstadt
Director

*By:	/s/ J. EDWARD COLEMAN
J. Edward Coleman
Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unisys Corporation:

Under date of February 24, 2012, we reported on the consolidated balance sheets of Unisys Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, equity (deficit) and cash flows for each of the years in the three year period ended December 31, 2011, as contained in the Annual Report to Stockholders for the year ended December 31, 2011 incorporated in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 24, 2012

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts and notes receivable):
Year Ended December 31, 2009	$51.0	$(1.2)	$(4.2)	$45.6
Year Ended December 31, 2010	$45.6	$(.9)	$(7.7)	$37.0
Year Ended December 31, 2011	$37.0	$(.6)	$(1.1)	$35.3

(1)	Includes write-off of bad debts less recoveries and foreign currency translation adjustments.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the registrant’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2011)

3.4	By-Laws of Unisys Corporation, as amended through April 26, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Form of Indenture, dated as of March 1, 2003, between Unisys Corporation and HSBC Bank USA (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-85650))

4.3	Supplemental Indenture, dated as of December 11, 2007, between Unisys Corporation and HSBC Bank USA, National Association (as successor to HSBC Bank USA) (the “Trustee”) to the Indenture, dated as of March 1, 2003, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2007)

4.4	Indenture, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, including the form of 12 3/4% Senior Secured Notes due 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 3, 2009)

4.5	Indenture, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee, including the form of 14 1/4% Senior Secured Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009)

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated, effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Amendment to Amended and Restated Unisys Directors Stock Option Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.7	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.8	Amendment to Amended and Restated 1990 Unisys Long-Term Incentive Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.10	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.11	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.12	Amendment to Unisys Corporation 2002 Stock Option Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.13	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.14	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.15	Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16	Employment Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17	2005 Deferred Compensation Plan for Directors of Unisys Corporation, amended and restated effective December 2, 2010 except at otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.18	Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.19	Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.20	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.21	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.22	Form of Restricted Stock Unit Agreement (incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006)

10.23	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.25	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005 except as otherwise noted therein (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.26	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2012

10.27	Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.28	Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

10.29	Collateral Trust Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2009).

10.30	Priority Lien Pledge and Security Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee, including forms of trademark, copyright and patent security agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2009).

10.31	Junior Lien Pledge and Security Agreement, dated as of July 31, 2009, among Unisys Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as collateral trustee, including forms of trademark, copyright and patent security agreements (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 3, 2009).

12	Computation of Ratio of Earnings to Fixed Charges

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2011

21	Subsidiaries of the Company

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document*

101.SCHXBRL	Taxonomy Extension Schema Document*

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document*

101.LABXBRL	Taxonomy Extension Labels Linkbase Document*

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document*

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document*

*	Furnished, not filed.