Form 10-Q
period 2012-03-31
UNISYS CORP
filed 2012-05-01
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of March 31, 2012: 43,821,603.

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$654.7	$714.9
Accounts and notes receivable, net	597.2	673.0
Inventories:
Parts and finished equipment	36.2	38.1
Work in process and materials	25.6	26.7
Deferred income taxes	21.8	27.1
Prepaid expenses and other current assets	116.6	123.6

Total	1,452.1	1,603.4

Properties	1,279.4	1,257.2
Less-Accumulated depreciation and amortization	1,092.5	1,065.9

Properties, net	186.9	191.3

Outsourcing assets, net	135.8	137.9
Marketable software, net	129.7	129.8
Prepaid postretirement assets	46.5	43.9
Deferred income taxes	182.6	181.5
Goodwill	194.2	192.5
Other long-term assets	127.8	131.9

Total	$2,455.6	$2,612.2

Liabilities and deficit
Current liabilities
Current maturities of long-term debt	$.8	$.9
Accounts payable	230.2	241.6
Deferred revenue	432.8	448.1
Other accrued liabilities	357.8	425.5

Total	1,021.6	1,116.1

Long-term debt	294.7	358.8
Long-term postretirement liabilities	2,154.4	2,224.0
Long-term deferred revenue	124.1	120.3
Other long-term liabilities	101.2	104.0
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock, net of issuance costs, shares issued: 2012; 2.6, 2011; 2.6	249.7	249.7
Common stock, shares issued: 2012; 44.2, 2011; 43.8	.4	.4
Accumulated deficit	(2,019.2)	(2,036.6)
Treasury stock, shares at cost: 2012; .4, 2011; .3	(48.8)	(48.1)
Paid-in capital	4,228.0	4,217.4
Accumulated other comprehensive loss	(3,656.7)	(3,700.9)

Total Unisys stockholders’ deficit	(1,246.6)	(1,318.1)

Noncontrolling interests	6.2	7.1

Total deficit	(1,240.4)	(1,311.0)

Total	$2,455.6	$2,612.2

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended March 31
	2012	2011

Revenue
Services	$823.0	$800.3
Technology	105.4	110.9

	928.4	911.2
Costs and expenses
Cost of revenue:
Services	668.6	654.5
Technology	34.0	48.5

	702.6	703.0

Selling, general and administrative	141.4	146.0
Research and development	20.0	20.3

	864.0	869.3

Operating profit	64.4	41.9

Interest expense	9.3	25.9
Other income (expense), net	(13.2)	(23.8)

Income (loss) before income taxes	41.9	(7.8)

Provision for income taxes	22.0	28.2

Consolidated net income (loss)	19.9	(36.0)
Net income attributable to noncontrolling interests	2.5	3.4

Net income (loss) attributable to Unisys Corporation	17.4	(39.4)

Preferred stock dividend	4.0	1.4

Net income (loss) attributable to Unisys Corporation common shareholders	$13.4	$(40.8)

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$.31	$(.95)

Diluted	$.30	$(.95)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended March 31
	2012	2011

Consolidated net income (loss)	$19.9	$(36.0)

Other comprehensive income
Foreign currency translation	27.0	13.8
Postretirement adjustments, net of tax of $(3.0) in 2012 and $(3.6) in 2011	18.7	5.9

Total other comprehensive income	45.7	19.7

Comprehensive income (loss)	65.6	(16.3)
Less comprehensive income attributable to noncontrolling interests	(4.0)	(5.3)

Comprehensive income (loss) attributable to Unisys Corporation	$61.6	$(21.6)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Three Months Ended March 31
	2012	2011

Cash flows from operating activities
Consolidated net income (loss)	$19.9	$(36.0)
Add (deduct) items to reconcile consolidated net income (loss) to net cash provided by operating activities:
Loss on debt extinguishment	7.2	31.8
Employee stock compensation	6.1	6.3
Company stock issued for U.S. 401(k) plan	4.3	3.6
Depreciation and amortization of properties	14.4	17.1
Depreciation and amortization of outsourcing assets	13.4	18.7
Amortization of marketable software	14.0	17.4
Disposal of capital assets	.3	.4
(Gain) loss on sale of businesses and assets	(11.3)	.3
Decrease in deferred income taxes, net	4.8	12.3
Decrease in receivables, net	69.5	74.1
Decrease in inventories	3.5	8.7
Decrease in accounts payable and other accrued liabilities	(76.4)	(110.3)
Decrease in other liabilities	(69.6)	(6.2)
Decrease (increase) in other assets	32.6	(8.8)
Other	.7	(1.0)

Net cash provided by operating activities	33.4	28.4

Cash flows from investing activities
Proceeds from investments	711.0	84.8
Purchases of investments	(711.0)	(83.5)
Restricted deposits	1.3	.2
Investment in marketable software	(13.9)	(11.4)
Capital additions of properties	(7.9)	(15.0)
Capital additions of outsourcing assets	(8.6)	(17.0)
Net proceeds (payments) from sale of businesses and assets	2.8	(5.2)

Net cash used for investing activities	(26.3)	(47.1)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	250.4
Payments of long-term debt	(71.7)	(239.3)
Dividend paid to noncontrolling interests	(4.5)	(.4)
Dividends paid on preferred stock	(4.0)	—
Proceeds from exercise of stock options	0.1	1.3

Net cash (used for) provided by financing activities	(80.1)	12.0

Effect of exchange rate changes on cash and cash equivalents	12.8	11.5

(Decrease) increase in cash and cash equivalents	(60.2)	4.8
Cash and cash equivalents, beginning of period	714.9	828.3

Cash and cash equivalents, end of period	$654.7	$833.1

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

The company’s accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

a. Earnings per Share. The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three months ended March 31, 2012 and 2011 (dollars in millions, shares in thousands):

	Three Months Ended March 31,
	2012	2011
Basic Earnings (Loss) Per Common Share

Net income (loss) attributable to Unisys Corporation common shareholders	$13.4	$(40.8)

Weighted average shares	43,611	42,836

Total	$.31	$(.95)

Diluted Earnings (Loss) Per Common Share

Net income (loss) attributable to Unisys Corporation common shareholders	$13.4	$(40.8)

Add preferred stock dividends	—	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$13.4	$(40.8)

Weighted average shares	43,611	42,836
Plus incremental shares from assumed conversions
Employee stock plans	452	—
Preferred stock	—	—

Adjusted weighted average shares	44,063	42,836

Total	$.30	$(.95)

In the three months ended March 31, 2012 and 2011, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2,145 and 3,384, respectively. In the three months ended March 31, 2012, the following weighted-average number of mandatory convertible preferred stock were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2,588.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three months ended March 31, 2012 and 2011 is presented below (in millions of dollars):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.0	$—	$2.0	$3.7	$—	$3.7
Interest cost	90.0	61.7	28.3	97.9	66.5	31.4
Expected return on plan assets	(105.3)	(71.6)	(33.7)	(118.8)	(85.2)	(33.6)
Amortization of prior service cost	.3	.2	.1	.2	.2	—
Recognized net actuarial loss	38.7	29.8	8.9	26.0	19.4	6.6

Net periodic pension expense	$25.7	$20.1	$5.6	$9.0	$.9	$8.1

In 2012, the company expects to make cash contributions of approximately $240 million to its worldwide defined benefit pension plans, which is comprised of $97 million primarily for non-U.S. defined benefit pension plans and $143 million for the company’s U.S. qualified defined benefit pension plan. In 2011, the company made cash contributions of $82.7 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2012 and 2011, $68.2 million and $22.2 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three months ended March 31, 2012 and 2011 is presented below (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Service cost	$.1	$.1
Interest cost	2.2	2.7
Expected return on assets	(.1)	(.1)
Amortization of prior service cost	.5	.3
Recognized net actuarial loss	1.1	.9

Net periodic postretirement benefit expense	$3.8	$3.9

The company expects to make cash contributions of approximately $23 million to its postretirement benefit plan in 2012 compared with $21.9 million in 2011. For the three months ended March 31, 2012 and 2011, $4.1 million and $4.7 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At March 31, 2012 and 2011, the notional amount of these contracts was $275.1 million and $27.4 million, respectively. At March 31, 2012 and 2011, the fair value of such contracts was zero and a net gain of $.2 million, respectively, of which $2.0 million and $.2 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $2.0 million and zero, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the three months ended March 31, 2012 and 2011, changes in the fair value of these instruments were a loss of $1.5 million and a loss of $.4 million, respectively, which has been recognized in earnings in “Other income

(expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At March 31, 2012 and December 31, 2011, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $29 million and $37 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2012, 4.0 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Three Months Ended March 31,
	2012	2011
Weighted-average fair value of grant	$9.75	$20.25
Risk-free interest rate	.54%	1.71%
Expected volatility	71.29%	71.31%
Expected life of options in years	3.65	3.62
Expected dividend yield	—	—

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

During the three months ended March 31, 2012 and 2011, the company recorded $6.1 million and $6.3 million of share-based compensation expense, respectively, which is comprised of $2.7 million and $2.4 million of restricted stock unit expense and $3.4 million and $3.9 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2012 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2011	2,707	$56.81
Granted	655	19.52
Exercised	(27)	5.48
Forfeited and expired	(468)	133.44

Outstanding at March 31, 2012	2,867	35.99	3.05	$8.0

Expected to vest at March 31, 2012	1,168	27.88	4.24	.1

Exercisable at March 31, 2012	1,635	42.24	2.15	7.9

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2012. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was $.4 million and $4.0 million, respectively. As of March 31, 2012, $11.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years.

A summary of restricted stock unit activity for the three months ended March 31, 2012 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	384	$32.39
Granted	157	19.45
Vested	(164)	23.98
Forfeited and expired	(1)	32.83

Outstanding at March 31, 2012	376	25.53

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2012 and 2011 was $3.0 million and $10.9 million, respectively. As of March 31, 2012, there was $7.1 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the three months ended March 31, 2012 and 2011 was $3.9 million and $4.8 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2012 and 2011 was $.1 million and $1.3 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

e. Segment Information. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services – systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology – enterprise-class software and servers and other technology.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2012 and 2011 was $1.2 million and $.8 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three-month periods ended March 31, 2012 and 2011 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2012
Customer revenue	$928.4		$823.0	$105.4
Intersegment		$(32.0)	.8	31.2

Total revenue	$928.4	$(32.0)	$823.8	$136.6

Operating income	$64.4	$(12.0)	$41.4	$35.0

Three Months Ended March 31, 2011
Customer revenue	$911.2		$800.3	$110.9
Intersegment		$(21.6)	.9	20.7

Total revenue	$911.2	$(21.6)	$801.2	$131.6

Operating income	$41.9	$(4.5)	$32.0	$14.4

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes (in millions of dollars):

	Three Months Ended March 31
	2012	2011
Total segment operating profit	$76.4	$46.4
Interest expense	(9.3)	(25.9)
Other income (expense), net	(13.2)	(23.8)
Corporate and eliminations	(12.0)	(4.5)

Total income (loss) before income taxes	$41.9	$(7.8)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31
	2012	2011
Services
Systems integration and consulting	$307.6	$284.9
Outsourcing	351.4	351.9
Infrastructure services	115.3	110.1
Core maintenance	48.7	53.4

	823.0	800.3
Technology
Enterprise-class software and servers	95.7	99.6
Other technology	9.7	11.3

	105.4	110.9

Total	$928.4	$911.2

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended March 31
	2012	2011
United States	$383.0	$361.0
United Kingdom	96.2	99.8
Other foreign	449.2	450.4

Total	$928.4	$911.2

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2011 and March 31, 2012 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2011	$(3,700.9)	$(649.1)	$(3,051.8)

Change during period	44.2	24.8	19.4

Balance at March 31, 2012	$(3,656.7)	$(624.3)	$(3,032.4)

Noncontrolling interests as of December 31, 2011 and March 31, 2012 is as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2011	$7.1
Net income	2.5
Translation adjustments	2.2
Dividends declared to non-controlling interests	(3.5)
Sale of subsidiary	(1.4)
Postretirement plans	(.7)

Balance at March 31, 2012	$6.2

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the three months ended March 31, 2012 and 2011 for income taxes was $1.3 million and $18.8 million, respectively.

Cash paid during the three months ended March 31, 2012 and 2011 for interest was $11.8 million and $35.0 million, respectively.

h. Accounting Standards. Effective January 1, 2012, the company adopted Financial Accounting Standards Board (FASB) authoritative guidance that amends previous guidance for the presentation of comprehensive income. The new standard eliminates the option to present other comprehensive income in the statement of changes in equity. Under the revised guidance, an entity has the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The company is providing two separate but consecutive financial statements. The new standard was required to be applied retrospectively. Other than the change in presentation, the adoption of the new standard did not have an impact on the company’s consolidated financial statements.

Effective January 1, 2012, the company adopted FASB authoritative guidance that amends previous guidance for fair value measurement and disclosure requirements. The revised guidance changes certain fair value measurement principles, clarifies the application of existing fair value measurements and expands the disclosure requirements, particularly for Level 3 fair value measurements. Adoption of the amendments did not have a material impact on the company’s consolidated financial statements.

i. Commitments and Contingencies. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property, and non-income tax and employment compensation in Brazil. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.

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

The company had a competitively awarded contract with the Transportation Security Administration (TSA) that provided for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General’s Office of the Department of Homeland Security, is reviewing issues relating to labor categorization and overtime on the TSA contract. The Civil Division is also reviewing issues relating to cyber intrusion protection under the TSA and follow-on contracts. The company is working cooperatively with TSA and the Civil Division. The company is having preliminary settlement discussions with these government agencies regarding labor categorization and overtime. The company cannot now predict the duration or outcome of these discussions.

The company has contracts with the General Services Administration (GSA), known as Multiple Award Schedule Contracts, under which various U.S. governmental agencies can purchase products and services from the company. Auditors from the GSA’s Office of Inspector General have been reviewing the company’s compliance with the disclosure and pricing provisions under one of these contracts, and whether the company has potentially overcharged the government under the contract. Separately, the company has made a voluntary disclosure about this matter to the responsible GSA contracting officer. The company has provided pricing and other information to the GSA auditors and has worked cooperatively with them. The company cannot predict the outcome at this time.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2012, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $150 million. At March 31, 2012, the amount related to unreserved labor-related matters cannot be estimated.

Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such matters could exceed the amounts accrued in an amount that could be material to the company’s financial condition, results of operations and cash flows in any particular reporting period.

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2012, it has adequate provisions for any such matters.

j. Income Taxes. Accounting rules governing income taxes require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. These rules also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change may have occurred during 2011, for purposes of the rules described above. However, the final determination of whether an ownership change has occurred is currently subject to a number of discretionary tax rules and final reporting by shareholders. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.

In the event of an ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total adjusted aggregate market value of the company’s common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate, possibly subject to increase based on the built-in gain, if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, currently the company does not expect to incur a cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

k. Long-Term Debt. On March 2, 2012, the company redeemed all of the remaining $25.5 million of its 14 1/4% senior secured notes due 2015 and $40.0 million of its 12.5% senior notes due 2016. As a result of these redemptions, the company recognized a charge of $7.2 million in “Other income (expense), net” in the three months ended March 31, 2012, which is comprised of $6.2 million of premium and expenses paid and $1.0 million for the write off of unamortized discounts, issuance costs and gain related to the portion of the notes redeemed. During the three months ended March 31, 2011, the company reduced its debt by $204.7 million and recognized a charge of $31.8 million in “Other income (expense), net” related to debt reductions.

l. Sale of Business. On March 30, 2012, the company completed the sale of its interest in its South African joint venture and reported a pretax gain of $11.3 million, which has been reported as a reduction of selling, general and administrative expense in the company’s consolidated statement of income. Going forward, the company will serve this market through a distributor. The joint venture, which had operations in both of the company’s reporting segments of Services and Technology, generated full year 2011 revenue and pretax income of approximately $40 million and $8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company reported first-quarter 2012 net income of $13.4 million, or $.30 per diluted share, compared with a first-quarter 2011 net loss of $40.8 million, or $.95 per diluted share. Revenue for the quarter ended March 31, 2012 was $928.4 million compared with $911.2 million for the first quarter of 2011, an increase of 2% from the prior year. The company’s results in the first quarter of 2012 and 2011 were impacted by debt-reduction charges, discussed below, of approximately $7.2 million and $31.8 million, respectively, pension expense of $25.7 million and $9.0 million, respectively, foreign exchange losses of $7.0 million and gains of $7.6 million, respectively, and a gain of $11.3 million on the sale of a subsidiary in the current quarter. Also impacting the company’s first quarter 2012 results was a $31 million, or 20%, revenue decline in the company’s U.S. Federal government business, reflecting continued softness in this business.

As part of the company’s ongoing efforts to enhance its balance sheet and capital structure, during the first quarter of 2012, the company took actions to significantly reduce its debt and interest expense. On March 2, 2012, the company redeemed all of the remaining $25.5 million of its 14 1/4% senior secured notes due 2015 and $40.0 million of its 12.5% senior notes due 2016. As a result of these redemptions, the company recognized a charge of $7.2 million in “Other income (expense), net” in the three months ended March 31, 2012.

Results of operations

Company results

Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of the company’s revenue by approximately 4 percentage points in the current quarter.

Services revenue increased 3% and Technology revenue decreased 5% in the current quarter compared with the year-ago period. U.S. revenue increased 6% in the first quarter compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of U.S. revenue by approximately 20 percentage points in the current quarter. International revenue decreased 1% in the current quarter principally due to declines in Latin America and Asia partially offset by an increase in Europe/Africa. Foreign currency had a 1-percentage-point negative impact on international revenue in the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

Total gross profit margin was 24.3% in the three months ended March 31, 2012 compared with 22.8% in the three months ended March 31, 2011 reflecting improved margins in both the company’s services and technology businesses.

Selling, general and administrative expense in the three months ended March 31, 2012 was $141.4 million (15.2% of revenue) compared with $146.0 million (16.0% of revenue) in the year-ago period. The current quarter includes a gain of $11.3 million related to the sale of a subsidiary which has been recorded as a reduction of selling, general and administrative expense (see note (l) of the Notes to Consolidated Financial Statements).

Research and development (R&D) expenses in the first quarter of 2012 were $20.0 million compared with $20.3 million in the first quarter of 2011.

For the first quarter of 2012, the company reported an operating profit of $64.4 million compared with an operating profit of $41.9 million in the first quarter of 2011.

For the three months ended March 31, 2012, pension expense was $25.7 million compared with pension expense of $9.0 million for the three months ended March 31, 2011. For the full year 2012, the company expects to recognize pension expense of approximately $103 million compared with $34.3 million for the full year of 2011. The increase in pension expense in 2012 from 2011 is principally due to lower expected returns on plan assets in the company’s U.S. qualified defined benefit pension plan and lower discount rates. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended March 31, 2012 was $9.3 million compared with $25.9 million for the three months ended March 31, 2011 reflecting the company’s ongoing debt reduction actions.

Other income (expense), net was an expense of $13.2 million in the first quarter of 2012 compared with expense of $23.8 million in 2011. Included in the first quarter of 2012 were charges of $7.2 million related to the debt redemptions, discussed below, and foreign exchange losses of $7.0 million. Included in the first quarter of 2011 were charges of $31.8 million related to debt redemptions and foreign exchange gains of $7.6 million.

Income before income taxes for the three months ended March 31, 2012 was $41.9 million compared with a loss of $7.8 million for the three months ended March 31, 2011. The provision for income taxes was $22.0 million in the current quarter compared with $28.2 million in the year-ago period. As discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

Based on tax law enacted in 2011, the UK corporate tax rate is scheduled to be reduced from 26% to 25% effective April 1, 2012. Also, in March of 2012, the UK government announced its intention to further reduce the UK corporate tax rate to 24% effective April 1, 2012, and then further to 23% effective April 1, 2013. These changes, which are both included in the UK Finance Act of 2012, will not be considered to be enacted for U.S. GAAP purposes until all legislative procedures are completed and the Finance Act of 2012 receives Royal Assent. This is expected to occur in the second half of 2012. When enacted, it is expected that the rate change will increase the company’s income tax provision by approximately $9 million due to the impact on the UK net deferred tax assets.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2012 and 2011 was $1.2 million and $.8 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2012
Customer revenue	$928.4		$823.0	$105.4
Intersegment		$(32.0)	.8	31.2

Total revenue	$928.4	$(32.0)	$823.8	$136.6

Gross profit percent	24.3%		18.9%	62.2%

Operating profit percent	6.9%		5.0%	25.6%

Three Months Ended March 31, 2011
Customer revenue	$911.2		$800.3	$110.9
Intersegment		$(21.6)	.9	20.7

Total revenue	$911.2	$(21.6)	$801.2	$131.6

Gross profit percent	22.8%		18.0%	51.1%

Operating profit percent	4.6%		4.0%	10.9%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31
	2012	2011	Percent Change
Services
Systems integration and consulting	$307.6	$284.9	8.0%
Outsourcing	351.4	351.9	(.1)%
Infrastructure services	115.3	110.1	4.7%
Core maintenance	48.7	53.4	(8.8)%

	823.0	800.3	2.8%
Technology
Enterprise-class software and servers	95.7	99.6	(3.9)%
Other technology	9.7	11.3	(14.2)%

	105.4	110.9	(5.0)%

Total	$928.4	$911.2	1.9%

In the Services segment, customer revenue was $823.0 million for the three months ended March 31, 2012, up 2.8% from the three months ended March 31, 2011. Foreign currency translation had a 1-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of services revenue by approximately 4 percentage points in the current quarter.

Revenue from systems integration and consulting increased 8.0% to $307.6 in the March 2012 quarter from $284.9 million in the March 2011 quarter driven by Public Sector activity. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of systems integration and consulting revenue by approximately 22 percentage points in the current quarter.

Outsourcing revenue for the three months ended March 31, 2012 was flat when compared with the three months ended March 31, 2011.

Infrastructure services revenue increased 4.7% for the three month period ended March 31, 2012 compared with the three month period ended March 31, 2011.

Core maintenance revenue declined 8.8% in the current quarter compared with the prior-year quarter.

Services gross profit was 18.9% in the first quarter of 2012 compared with 18.0% in the year-ago period. Services operating income percent was 5.0% in the three months ended March 31, 2012 compared with 4.0% in the three months ended March 31, 2011.

In the Technology segment, customer revenue declined 5% to $105.4 million in the current quarter compared with $110.9 million in the year-ago period, as both enterprise-class software and servers revenue and other technology revenue declined.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, decreased 3.9% for the three months ended March 31, 2012 compared with the three months ended March 31, 2011. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology decreased 14.2% for the three months ended March 31, 2012 compared with the three months ended March 31, 2011, principally due to lower sales of third-party technology products.

Technology gross profit was 62.2% in the current quarter compared with 51.1% in the year-ago quarter. Technology operating income percent was 25.6% in the three months ended March 31, 2012 compared with 10.9% in the three months ended March 31, 2011. The increases reflected a richer mix of enterprise software in the current quarter.

New accounting pronouncements

See note (h) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.

Financial condition

The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

Cash and cash equivalents at March 31, 2012 were $654.7 million compared with $714.9 million at December 31, 2011.

As of March 31, 2012, approximately $396.3 million of cash and cash equivalents were held by the company’s foreign subsidiaries. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay U.S. taxes to repatriate these funds.

During the three months ended March 31, 2012, cash provided by operations was $33.4 million compared with $28.4 million for the three months ended March 31, 2011. Cash provided by operations during the first quarter of 2012 was negatively impacted by an increase in cash contributions to the company’s defined benefit pension plans. During the first quarter of 2012, the company contributed cash of $68.2 million to such plans compared with $22.2 million during the first quarter of 2011. The principal reason for the increase was that in the current quarter, the company contributed $47.3 million to its U.S. qualified defined benefit pension plan compared with no contributions in the prior-year quarter.

Cash used for investing activities for the three months ended March 31, 2012 was $26.3 million compared with cash usage of $47.1 million during the three months ended March 31, 2011. Net proceeds of investments were zero for the three months ended March 31, 2012 compared with net proceeds of $1.3 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $13.9 million compared with $11.4 million in the year-ago period, capital additions of properties were $7.9 million in 2012 compared with $15.0 million in 2011 and capital additions of outsourcing assets were $8.6 million in 2012 compared with $17.0 million in 2011.

Cash used for financing activities during the three months ended March 31, 2012 was $80.1 million compared with cash provided of $12.0 million during the three months ended March 31, 2011. The current quarter includes cash payments for long-term debt of $71.7 million. The prior-year quarter included cash proceeds of $250.4 million related to the issuance of preferred stock, net of issuance costs, and cash payments for long-term debt of $239.3 million.

At March 31, 2012, total debt was $295.5 million, a decrease of $64.2 million from December 31, 2011.

On March 2, 2012, the company redeemed all of the remaining $25.5 million of its 14 1/4% senior secured notes due 2015 and $40.0 million of its 12.5% senior notes due 2016.

On June 23, 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At March 31, 2012, the company had no borrowings and $28.2 million of letters of credit outstanding under the facility. At March 31, 2012, availability under the facility was $89.9 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured on a first priority basis by certain assets of Unisys Corporation and the subsidiary guarantors consisting primarily of the U.S. trade accounts receivable of Unisys Corporation. It is secured on a junior basis (to the senior secured notes due 2014) by the other assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At March 31, 2012, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2012, the company expects to make cash contributions of approximately $240 million to its worldwide defined benefit pension plans, which is comprised of $97 million primarily for non-U.S. defined benefit pension plans and $143 million for the company’s U.S. qualified defined benefit pension plan.

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

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2012, the company expects to make cash contributions of approximately $240 million to its worldwide defined benefit pension plans, which is comprised of $97 million primarily for non-U.S. defined benefit pension plans and $143 million for the company’s U.S. qualified defined benefit pension plan.

Deterioration in the value of the company’s worldwide defined benefit pension plan assets, as well as discount rate changes, could require the company to make larger cash contributions to its defined benefit pension plans in the future. In addition, the funding of plan deficits over a shorter period of time than currently anticipated could result in making cash contributions to these plans on a more accelerated basis. Either of these events would reduce the cash available for working capital and other corporate uses and may have an adverse impact on the company’s operations, financial condition and liquidity.

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

Breaches of data security could expose the company to legal liability and could harm the company’s business and reputation. The company’s business includes managing, processing, storing and transmitting proprietary and confidential data, including personal information, within the company’s own IT systems and those the company designs, develops, hosts or manages for clients. Breaches of data security involving these systems by hackers, other third parties or the company’s employees, despite established security controls with respect to this data, could result in the loss of data or the unauthorized disclosure or misuse of confidential information of the company, its clients, or others. This could result in litigation and legal liability for the company, lead to the loss of existing or potential clients, adversely affect the market’s perception of the security and reliability of the company’s products and services and lead to shutdowns or disruptions of the company’s IT systems. In addition, such breaches could subject the company to fines and penalties for violations of data privacy laws. This may negatively impact the company’s reputation and financial results.

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

Pending litigation could affect the company’s results of operations or cash flow. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax and employment compensation in Brazil. See note (i) of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.

The company could face business and financial risk in implementing future dispositions or acquisitions. As part of the company’s business strategy, it may from time to time consider disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size, or acquiring complementary technologies, products and businesses. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post closing indemnity claims. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Further, with respect to both dispositions and acquisitions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate dispositions or acquisitions. The risks associated with dispositions and acquisitions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future dispositions or acquisitions on favorable terms or at all.

The company believes that its ability to use its U.S. federal net operating loss carryforwards and other tax attributes may be limited. Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on currently available information, the company believes that an ownership change may have occurred during 2011, for purposes of the rules described above. However, the final determination of whether an ownership change has occurred is currently subject to a number of discretionary tax rules and final reporting by shareholders. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.

In the event of an ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total adjusted aggregate market value of the company’s common stock immediately preceding the ownership change by the applicable long-term tax-exempt rate, possibly subject to increase based on the built-in gain, if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, currently the company does not expect to incur a cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Information with respect to litigation is set forth in note (i) of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.

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

UNISYS CORPORATION

Date: May 1, 2012	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the registrant’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.4	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document*

101.SCHXBRL	Taxonomy Extension Schema Document*

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document*

101.LABXBRL	Taxonomy Extension Labels Linkbase Document*

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document*

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document*

*	Furnished, not filed.