Form 10-Q
period 2012-06-30
UNISYS CORP
filed 2012-08-01
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of June 30, 2012: 43,956,801.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$659.7	$714.9
Accounts and notes receivable, net	610.3	673.0
Inventories:
Parts and finished equipment	31.5	38.1
Work in process and materials	27.4	26.7
Deferred income taxes	27.3	27.1
Prepaid expenses and other current assets	108.7	123.6

Total	1,464.9	1,603.4

Properties	1,255.2	1,257.2
Less-Accumulated depreciation and amortization	1,076.3	1,065.9

Properties, net	178.9	191.3

Outsourcing assets, net	124.4	137.9
Marketable software, net	129.5	129.8
Prepaid postretirement assets	14.2	43.9
Deferred income taxes	181.8	181.5
Goodwill	191.4	192.5
Other long-term assets	112.8	131.9

Total	$2,397.9	$2,612.2

Liabilities and deficit
Current liabilities
Current maturities of long-term debt	$.6	$.9
Accounts payable	228.4	241.6
Deferred revenue	397.7	448.1
Other accrued liabilities	375.1	425.5

Total	1,001.8	1,116.1

Long-term debt	291.8	358.8
Long-term postretirement liabilities	2,081.9	2,224.0
Long-term deferred revenue	119.3	120.3
Other long-term liabilities	93.1	104.0
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock, net of issuance costs, shares issued: 2012; 2.6, 2011; 2.6	249.7	249.7
Common stock, shares issued: 2012; 44.3, 2011; 43.8	.4	.4
Accumulated deficit	(1,968.5)	(2,036.6)
Treasury stock, shares at cost: 2012; .4, 2011; .3	(48.8)	(48.1)
Paid-in capital	4,228.1	4,217.4
Accumulated other comprehensive loss	(3,659.9)	(3,700.9)

Total Unisys stockholders’ deficit	(1,199.0)	(1,318.1)

Noncontrolling interests	9.0	7.1

Total deficit	(1,190.0)	(1,311.0)

Total	$2,397.9	$2,612.2

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue
Services	$815.7	$842.7	$1,638.7	$1,643.0
Technology	105.6	94.5	211.0	205.4

	921.3	937.2	1,849.7	1,848.4
Costs and expenses
Cost of revenue:
Services	645.9	676.1	1,314.5	1,330.6
Technology	32.2	47.4	66.2	95.9

	678.1	723.5	1,380.7	1,426.5

Selling, general and administrative	142.0	147.2	283.4	293.2
Research and development	22.2	18.4	42.2	38.7

	842.3	889.1	1,706.3	1,758.4

Operating profit	79.0	48.1	143.4	90.0
Interest expense	7.9	13.3	17.2	39.2
Other income (expense), net	4.1	(49.4)	(9.1)	(73.2)

Income (loss) before income taxes	75.2	(14.6)	117.1	(22.4)

Provision (benefit) for income taxes	22.1	(9.2)	44.1	19.0

Consolidated net income (loss)	53.1	(5.4)	73.0	(41.4)
Net income attributable to noncontrolling interests	2.4	2.2	4.9	5.6

Net income (loss) attributable to Unisys Corporation	50.7	(7.6)	68.1	(47.0)

Preferred stock dividends	4.1	4.0	8.1	5.4

Net income (loss) attributable to Unisys Corporation common shareholders	$46.6	$(11.6)	$60.0	$(52.4)

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$1.06	$(.27)	$1.37	$(1.22)

Diluted	$.99	$(.27)	$1.33	$(1.22)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Consolidated net income (loss)	$53.1	$(5.4)	$73.0	$(41.4)

Other comprehensive income
Foreign currency translation	(31.5)	11.6	(4.5)	25.4
Postretirement adjustments, net of tax of $(3.9) and $(6.9) in 2012 and $.5 and $(3.1) in 2011	28.7	22.0	47.4	27.9

Total other comprehensive income (loss)	(2.8)	33.6	42.9	53.3

Comprehensive income	50.3	28.2	115.9	11.9
Less comprehensive income attributable to noncontrolling interests	(2.8)	(2.8)	(6.8)	(8.1)

Comprehensive income attributable to Unisys Corporation	$47.5	$25.4	$109.1	$3.8

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Six Months Ended June 30
	2012	2011

Cash flows from operating activities
Consolidated net income (loss)	$73.0	$(41.4)
Add (deduct) items to reconcile consolidated net income (loss) to net cash provided by operating activities:
Loss on debt extinguishment	7.5	77.5
Employee stock compensation	8.9	9.4
Company stock issued for U.S. 401(k) plan	6.2	6.7
Depreciation and amortization of properties	28.7	34.3
Depreciation and amortization of outsourcing assets	30.7	33.9
Amortization of marketable software	28.9	34.8
Disposal of capital assets	3.1	.7
(Gain) loss on sale of businesses and assets	(10.6)	.3
Decrease in deferred income taxes, net	13.4	11.4
Decrease in receivables, net	43.1	148.2
Decrease in inventories	4.8	16.5
Decrease in accounts payable and other accrued liabilities	(85.8)	(231.4)
Decrease in other liabilities	(125.6)	(27.7)
Decrease (increase) in other assets	65.7	(8.6)
Other	(1.5)	(.7)

Net cash provided by operating activities	90.5	63.9

Cash flows from investing activities
Proceeds from investments	1,631.8	173.7
Purchases of investments	(1,630.5)	(171.3)
Restricted deposits	1.6	10.3
Investment in marketable software	(28.6)	(23.3)
Capital additions of properties	(17.9)	(24.0)
Capital additions of outsourcing assets	(18.7)	(25.0)
Net proceeds (payments) from sale of businesses and assets	2.7	(10.1)

Net cash used for investing activities	(59.6)	(69.7)

Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	249.7
Payments of long-term debt	(75.0)	(460.3)
Dividend paid to noncontrolling interests	(4.5)	(.4)
Dividends paid on preferred stock	(8.1)	(4.1)
Proceeds from exercise of stock options	.3	1.4
Financing fees	—	(2.2)

Net cash used for financing activities	(87.3)	(215.9)

Effect of exchange rate changes on cash and cash equivalents	1.2	18.4

Decrease in cash and cash equivalents	(55.2)	(203.3)
Cash and cash equivalents, beginning of period	714.9	828.3

Cash and cash equivalents, end of period	$659.7	$625.0

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

a. Earnings per Share. The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2012 and 2011 (dollars in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings (Loss) Per Common Share
Net (loss) income attributable to Unisys Corporation common shareholders	$46.6	$(11.6)	$60.0	$(52.4)

Weighted average shares	43,905	43,106	43,758	42,971

Total	$1.06	$(.27)	$1.37	$(1.22)

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$46.6	$(11.6)	$60.0	$(52.4)
Add preferred stock dividends	4.1	—	8.1	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$50.7	$(11.6)	$68.1	$(52.4)

Weighted average shares	43,905	43,106	43,758	42,971
Plus incremental shares from assumed conversions
Employee stock plans	426	—	439	—
Preferred stock	6,913	—	6,913	—

Adjusted weighted average shares	51,244	43,106	51,110	42,971

Total	$.99	$(.27)	$1.33	$(1.22)

In the six months ended June 30, 2012 and 2011, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2,281 and 3,265, respectively. In the six months ended June 30, 2011, the following weighted-average number of mandatory convertible preferred stock were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 4,647.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three and six months ended June 30, 2012 and 2011 is presented below (in millions of dollars):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.2	$—	$2.2	$2.4	$—	$2.4
Interest cost	91.4	62.7	28.7	98.1	65.5	32.6
Expected return on plan assets	(105.3)	(71.3)	(34.0)	(118.3)	(83.5)	(34.8)
Amortization of prior service cost	—	.2	(.2)	—	.2	(.2)
Recognized net actuarial loss	38.5	30.1	8.4	26.5	19.8	6.7
Curtailment gain	(5.7)	—	(5.7)	—	—	—

Net periodic pension expense	$21.1	$21.7	$(.6)	$8.7	$2.0	$6.7

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$4.2	$—	$4.2	$6.1	$—	$6.1
Interest cost	181.4	124.4	57.0	196.0	132.0	64.0
Expected return on plan assets	(210.6)	(142.9)	(67.7)	(237.1)	(168.7)	(68.4)
Amortization of prior service cost	.3	.4	(.1)	.2	.4	(.2)
Recognized net actuarial loss	77.2	59.9	17.3	52.5	39.2	13.3
Curtailment gain	(5.7)	—	(5.7)	—	—	—

Net periodic pension expense	$46.8	$41.8	$5.0	$17.7	$2.9	$14.8

On July 6, 2012, legislation was signed into law in the U.S., which among other things, provides defined benefit plan sponsors with funding relief. The legislation includes provisions regarding interest rate stabilization for pension plans as well as amendments regarding an increase in future Pension Benefit Guarantee Corporation premiums. Final funding requirements cannot be determined until the Internal Revenue Service publishes the rates to be utilized. The company estimates that the new guidelines will reduce cash funding requirements in 2012 for the company’s U.S. qualified defined benefit pension plan from the previous estimate of $143 million to approximately $110 million.

In 2012, the company estimates that it will make cash contributions of approximately $200 million to its worldwide defined benefit pension plans, which is comprised of $110 million for the company’s U.S. qualified defined benefit pension plan and $90 million primarily for non-U.S. defined benefit pension plans. In 2011, the company made cash contributions of $82.7 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2012 and 2011, $118.8 million and $42.8 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2012 and 2011 is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Service cost	$.1	$.1	$.2	$.2
Interest cost	2.3	2.5	4.5	4.9
Expected return on assets	(.2)	(.2)	(.3)	(.3)
Amortization of prior service cost	.4	.5	.9	.9
Recognized net actuarial loss	1.1	1.0	2.2	2.0

Net periodic postretirement benefit expense	$3.7	$3.9	$7.5	$7.7

The company expects to make cash contributions of approximately $23 million to its postretirement benefit plan in 2012 compared with $21.9 million in 2011. For the six months ended June 30, 2012 and 2011, $8.2 million and $8.8 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At June 30, 2012 and 2011, the notional amount of these contracts was $352.7 million and $45.9 million, respectively. At June 30, 2012 and 2011, the fair value of such contracts was a net gain of $.4 million and $.1 million, respectively, of which $1.0 million and $.5 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.6 and $.4 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the six months ended June 30, 2012 and 2011, changes in the fair value of these instruments was a gain of $.8 million and a gain of $2.0 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2012 and December 31, 2011, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $24 million and $37 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2012, 4.0 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Six Months Ended June 30,
	2012	2011
Weighted-average fair value of grant	$9.73	$20.22
Risk-free interest rate	.54%	1.71%
Expected volatility	71.29%	71.31%
Expected life of options in years	3.65	3.62
Expected dividend yield	—	—

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

During the six months ended June 30, 2012 and 2011, the company recorded $8.9 million and $9.4 million of share-based compensation expense, respectively, which is comprised of $3.6 million and $3.6 million of restricted stock unit expense and $5.3 million and $5.8 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2012 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2011	2,707	$56.81
Granted	685	19.48
Exercised	(43)	5.83
Forfeited and expired	(514)	127.71

Outstanding at June 30, 2012	2,835	35.52	2.85	$7.6

Expected to vest at June 30, 2012	1,191	27.63	4.02	.1

Exercisable at June 30, 2012	1,588	41.85	1.92	7.5

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2012. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2012 and 2011 was $.6 million and $4.3 million, respectively. As of June 30, 2012, $9.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years.

A summary of restricted stock unit activity for the six months ended June 30, 2012 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	384	$32.39
Granted	163	19.40
Vested	(171)	24.21
Forfeited and expired	(13)	28.56

Outstanding at June 30, 2012	363	25.25

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2012 and 2011 was $3.2 million and $11.0 million, respectively. As of June 30, 2012, there was $6.0 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the six months ended June 30, 2012 and 2011 was $4.1 million and $5.2 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2012 and 2011 was $.3 million and $1.4 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2012 and 2011 was $8.2 million and $3.9 million, respectively. The amount for the six months ended June 30, 2012 and 2011 was $9.4 million and $4.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2012 and 2011 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2012
Customer revenue	$921.3		$815.7	$105.6
Intersegment		$(37.6)	.6	37.0

Total revenue	$921.3	$(37.6)	$816.3	$142.6

Operating income	$79.0	$(26.7)	$64.9	$40.8

Three Months Ended June 30, 2011
Customer revenue	$937.2		$842.7	$94.5
Intersegment		$(22.2)	.9	21.3

Total revenue	$937.2	$(22.2)	$843.6	$115.8

Operating income	$48.1	$(15.0)	$60.3	$2.8

Six Months Ended June 30, 2012
Customer revenue	$1,849.7		$1,638.7	$211.0
Intersegment		$(69.6)	1.4	68.2

Total revenue	$1,849.7	$(69.6)	$1,640.1	$279.2

Operating income	$143.4	$(38.8)	$106.4	$75.8

Six Months Ended June 30, 2011
Customer revenue	$1,848.4		$1,643.0	$205.4
Intersegment		$(43.8)	1.8	42.0

Total revenue	$1,848.4	$(43.8)	$1,644.8	$247.4

Operating income	$90.0	$(19.5)	$92.3	$17.2

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Total segment operating income	$105.7	$63.1	$182.2	$109.5
Interest expense	(7.9)	(13.3)	(17.2)	(39.2)
Other income (expense), net	4.1	(49.4)	(9.1)	(73.2)
Corporate and eliminations	(26.7)	(15.0)	(38.8)	(19.5)

Total income (loss) before income taxes	$75.2	$(14.6)	$117.1	$(22.4)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Services
Systems integration and consulting	$263.8	$286.0	$571.3	$570.9
Outsourcing	396.2	369.6	747.6	721.5
Infrastructure services	107.6	129.9	222.9	240.1
Core maintenance	48.1	57.2	96.9	110.5

	815.7	842.7	1,638.7	1,643.0
Technology
Enterprise-class software and servers	100.8	79.6	196.5	179.3
Other technology	4.8	14.9	14.5	26.1

	105.6	94.5	211.0	205.4

Total	$921.3	$937.2	$1,849.7	$1,848.4

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
United States	$367.3	$363.2	$750.3	$724.2
United Kingdom	115.1	99.1	211.3	198.9
Other international	438.9	474.9	888.1	925.3

Total	$921.3	$937.2	$1,849.7	$1,848.4

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2011 and June 30, 2012 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2011	$(3,700.9)	$(649.1)	$(3,051.8)

Change during period	41.0	(5.3)	46.3

Balance at June 30, 2012	$(3,659.9)	$(654.4)	$(3,005.5)

Noncontrolling interests as of December 31, 2011 and June 30, 2012 is as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2011	$7.1
Net income	4.9
Translation adjustments	.8
Dividends declared to non-controlling interests	(3.5)
Sale of subsidiary	(1.4)
Postretirement plans	1.1

Balance at June 30, 2012	$9.0

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the six months ended June 30, 2012 and 2011 for income taxes was $15.7 million and $46.4 million, respectively.

Cash paid during the six months ended June 30, 2012 and 2011 for interest was $23.8 million and $54.9 million, respectively.

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

In December 2011, the FASB issued authoritative guidance that requires disclosure of information pertaining to the offsetting of assets and liabilities in the financial statements. The guidance, which requires disclosure in both interim and annual periods, is effective January 1, 2013. The company is currently evaluating the new guidance and, other than additional disclosures, has determined that the new guidance will not have an impact on its consolidated financial statements.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2012, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $140 million.

With respect to the specific legal proceedings and claims described above, except as otherwise noted, either (i) the amount or range of possible losses in excess of amounts accrued, if any, is not reasonably estimable or (ii) the company believes that the amount or range of possible losses in excess of amounts accrued that are estimable would not be material.

Litigation is inherently unpredictable and unfavorable resolutions could occur. Accordingly, it is possible that an adverse outcome from such matters could exceed the amounts accrued in an amount that could be material to the company’s financial condition, results of operations and cash flows in any particular reporting period.

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2012, it has adequate provisions for any such matters.

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

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations. As a result, the company’s provision or benefit for taxes will vary significantly depending on the geographic distribution of income. Included in the June 2011 quarter was a benefit of $30.3 million related to the settlement of two European tax matters.

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

k. Long-Term Debt. During the six months ended June 30, 2012, the company retired a total of $68.5 million of its long-term debt which is comprised of all of the remaining $25.5 million of its 14 1/4% senior secured notes due 2015, $40.0 million of its 12.5% senior notes due 2016 and $3.0 million of its 12.75% senior secured notes due 2014. As a result of these retirements, the company recognized a charge of $7.5 million in “Other income (expense), net” in the six months ended June 30, 2012, which is comprised of $6.5 million of premium and expenses paid and $1.0 million for the write off of unamortized discounts, issuance costs and gain related to the portion of the notes retired. During the six months ended June 30, 2011, the company recognized a charge of $77.5 million in “Other income (expense), net” related to debt retirements.

l. Sale of Business. On March 30, 2012, the company completed the sale of its interest in its South African joint venture. A pretax gain of $10.6 million, has been reported as a reduction of selling, general and administrative expense in the company’s consolidated statement of income. Going forward, the company will serve this market through a distributor. The joint venture, which had operations in both of the company’s reporting segments of Services and Technology, generated full year 2011 revenue and pretax income of approximately $40 million and $8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company reported first half 2012 net income of $60.0 million, or $1.33 per diluted share, compared with first half 2011 net loss of $52.4 million, or a loss of $1.22 per diluted share. Revenue for the six months ended June 30, 2012 was $1,849.7 million compared with $1,848.4 million for the six months ended June 30, 2011. Foreign currency fluctuations had a 3-percentage point negative impact on revenue in the current period compared with the year-ago period. Also impacting the company’s first half 2012 revenue was a $62 million, or 20%, decline in the company’s U.S. Federal government business, reflecting continued softness in this business. The company’s results in the first half of 2012 and 2011 included debt-reduction charges of approximately $7.5 million and $77.5 million, respectively; pension expense of $46.8 million and $17.7 million, respectively; foreign exchange losses of $3.9 million and foreign exchange gains of $8.2 million, respectively; a gain of $10.6 million related to the sale of a subsidiary in the first half of 2012 discussed below; and a charge of $7.1 million in the six months ended June 30, 2011 related to a Brazil matter discussed below.

On July 25, 2012, the company called for redemption $84.5 million of its 12.5% senior notes due January 2016. The company expects to recognize a charge of approximately $6.4 million in “Other income (expense), net” in the third quarter of 2012 in connection with the redemption. The debt reduction will result in an approximate $10 million decline in annual interest expense.

Results of operations

Company results

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

Revenue for the quarter ended June 30, 2012 was $921.3 million compared with $937.2 million for the second quarter of 2011, a decrease of 2% from the prior year. Foreign currency fluctuations had a 5-percentage point negative impact on revenue in the current period compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business of $30.6 million, or 20%, negatively impacted the growth rate of the company’s revenue by approximately 4 percentage points in the current quarter.

Services revenue decreased 3% and Technology revenue increased 12% in the current quarter compared with the year-ago period. U.S. revenue increased 1% in the second quarter compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of U.S. revenue by approximately 15 percentage points in the current quarter. International revenue decreased 3% in the current quarter principally due to declines in Latin America and Europe partially offset by an increase in Asia/Pacific. Foreign currency had an 8-percentage-point negative impact on international revenue in the three months ended June 30, 2012 compared with the three months ended June 30, 2011.

Total gross profit margin was 26.4% in the three months ended June 30, 2012 compared with 22.8% in the three months ended June 30, 2011 reflecting improved margins in both the company’s services and technology businesses.

Selling, general and administrative expense in the three months ended June 30, 2012 was $142.0 million (15.4% of revenue) compared with $147.2 million (15.7% of revenue) in the year-ago period.

Research and development (R&D) expenses in the second quarter of 2012 were $22.2 million compared with $18.4 million in the second quarter of 2011.

For the second quarter of 2012, the company reported an operating profit of $79.0 million compared with an operating profit of $48.1 million in the second quarter of 2011.

For the three months ended June 30, 2012, pension expense was $21.1 million compared with pension expense of $8.7 million for the three months ended June 30, 2011. Included in pension expense for the three months ended June 30, 2012 was a curtailment gain of $5.7 million related to amendments to a defined benefit plan in the Netherlands. For the full year 2012, the company expects to recognize pension expense of approximately $100 million compared with $34.3 million for the full year of 2011. The increase in pension expense in 2012 from 2011 is principally due to lower expected returns on plan assets in the company’s U.S. qualified defined benefit pension plan and lower discount rates. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

During the three months ended June 30, 2011, the company recorded a charge of $13.5 million ($6.4 million in cost of revenue and $7.1 million in other income/expense) related to the loss of an old non-income tax case concerning the company’s former Brazilian manufacturing operations.

Interest expense for the three months ended June 30, 2012 was $7.9 million compared with $13.3 million for the three months ended June 30, 2011 reflecting the company’s ongoing debt reduction actions.

Other income (expense), net was income of $4.1 million in the second quarter of 2012 compared with expense of $49.4 million in 2011. Included in the second quarter of 2012 were foreign exchange gains of $3.1 million and a $.3 million charge related to debt redemptions. Included in the second quarter of 2011 were charges of $45.7 million related to debt redemptions, a charge of $7.1 million related to the Brazil matter discussed above and foreign exchange gains of $.6 million.

Income before income taxes for the three months ended June 30, 2012 was $75.2 million compared with a loss of $14.6 million for the three months ended June 30, 2011. The provision for income taxes was $22.1 million in the current quarter compared with a benefit of $9.2 million in the year-ago period. Included in the prior-year quarter was a benefit of $30.3 million related to the settlement of two European tax matters. As discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

In March of 2012, the UK government announced its intention to reduce the main corporation tax rate to 24% effective April 1, 2012, and then further to 23% effective April 1, 2013. These changes were considered enacted for U.S. GAAP purposes on July 17, 2012, at which time all legislative procedures were completed and the UK Finance Act 2012 received Royal Assent. It is expected that the rate change will increase the company’s income tax provision by approximately $9 million due to the impact on the UK net deferred tax assets. This impact will be recorded in the third quarter of 2012.

Net income for the three months ended June 30, 2012 was $46.6 million, or $.99 per diluted share, compared with a net loss of $11.6 million, or a loss of $.27 per diluted share, for the three months ended June 30, 2011.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

Revenue for the six months ended June 30, 2012 was $1,849.7 million compared with $1,848.4 million for the six months ended June 30, 2011. Foreign currency fluctuations had a 3-percentage point negative impact on revenue in the current period compared with the year-ago period. Revenue in the company’s U.S. Federal government business declined $62.1 million, or 20%, in the six months ended June 30, 2012 compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of the company’s revenue by approximately 4 percentage points in the current period.

Services revenue was flat and Technology revenue increased 3% in the first half of 2012 compared with the year-ago period. U.S. revenue increased 4% in the first half of 2012 compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of U.S. revenue by approximately 17 percentage points in the current period. International revenue decreased 2% in the current period principally due to declines in Latin America and Europe partially offset by an increase in Asia/Pacific. Foreign currency had a 4-percentage-point negative impact on international revenue in the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

Total gross profit margin was 25.4% in the six months ended June 30, 2012 compared with 22.8% in the six months ended June 30, 2011 reflecting improved margins in both the company’s services and technology businesses.

Selling, general and administrative expense in the six months ended June 30, 2012 was $283.4 million (15.3% of revenue) compared with $293.2 million (15.9% of revenue) in the year-ago period. The current period includes a gain of $10.6 million related to the sale of a subsidiary which has been recorded as a reduction of selling, general and administrative expense (see note (l) of the Notes to Consolidated Financial Statements).

Research and development (R&D) expenses in the first half of 2012 were $42.2 million compared with $38.7 million in the first half of 2011.

For the first half of 2012, the company reported an operating profit of $143.4 million compared with an operating profit of $90.0 million in the first half of 2011.

For the six months ended June 30, 2012, pension expense was $46.8 million compared with pension expense of $17.7 million for the six months ended June 30, 2011.

During the six months ended June 30, 2011, the company recorded a charge of $13.5 million ($6.4 million in cost of revenue and $7.1 million in other income/expense) related to the Brazilian matter discussed above.

Interest expense for the six months ended June 30, 2012 was $17.2 million compared with $39.2 million for the six months ended June 30, 2011 reflecting the company’s ongoing debt reduction actions.

Other income (expense), net was an expense of $9.1 million in the first half of 2012 compared with expense of $73.2 million in 2011. Included in the first half of 2012 were debt reduction charges of $7.5 million and foreign exchange losses of $3.9 million. Included in the first half of 2011 were charges of $77.5 million related to debt redemptions, a charge of $7.1 million related to the Brazil matter discussed above and foreign exchange gains of $8.2 million.

Income before income taxes for the six months ended June 30, 2012 was $117.1 million compared with a loss of $22.4 million for the six months ended June 30, 2011. The provision for income taxes was $44.1 million in the current period compared with $19.0 million in the year-ago period. Included in the prior-year period was a benefit of $30.3 million related to the settlement of two European tax matters.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2012 and 2011 was $8.2 million and $3.9 million, respectively. The amount for the six months ended June 30, 2012 and 2011 was $9.4 million and $4.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2012
Customer revenue	$921.3		$815.7	$105.6
Intersegment		$(37.6)	.6	37.0

Total revenue	$921.3	$(37.6)	$816.3	$142.6

Gross profit percent	26.4%		21.0%	63.4%

Operating profit percent	8.6%		8.0%	28.6%

Three Months Ended June 30, 2011
Customer revenue	$937.2		$842.7	$94.5
Intersegment		$(22.2)	.9	21.3

Total revenue	$937.2	$(22.2)	$843.6	$115.8

Gross profit percent	22.8%		20.1%	49.0%

Operating profit percent	5.1%		7.1%	2.4%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Percent Change
	2012	2011
Services
Systems integration and consulting	$263.8	$286.0	(7.8)%
Outsourcing	396.2	369.6	7.2%
Infrastructure services	107.6	129.9	(17.2)%
Core maintenance	48.1	57.2	(15.9)%

	815.7	842.7	(3.2)%
Technology
Enterprise-class software and servers	100.8	79.6	26.6%
Other technology	4.8	14.9	(67.8)%

	105.6	94.5	11.7%

Total	$921.3	$937.2	(1.7)%

In the Services segment, customer revenue was $815.7 million for the three months ended June 30, 2012, down 3.2% from the three months ended June 30, 2011. Foreign currency translation had a 4-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of services revenue by approximately 3 percentage points in the current quarter.

Revenue from systems integration and consulting decreased 7.8% to $263.8 million in the June 2012 quarter from $286.0 million in the June 2011 quarter. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of systems integration and consulting revenue by approximately 11 percentage points in the current quarter.

Outsourcing revenue increased 7.2% for the three months ended June 30, 2012 to $396.2 million compared with the three months ended June 30, 2011 principally due to an increase in information technology (IT) outsourcing.

Infrastructure services revenue decreased 17.2% for the three month period ended June 30, 2012 compared with the three month period ended June 30, 2011.

Core maintenance revenue declined 15.9% in the current quarter compared with the prior-year quarter.

Services gross profit was 21.0% in the second quarter of 2012 compared with 20.1% in the year-ago period. Services operating income percent was 8.0% in the three months ended June 30, 2012 compared with 7.1% in the three months ended June 30, 2011. The increase in Services gross profit and operating profit margins reflected improved service delivery execution and continuing cost controls and improved margins in information technology outsourcing.

In the Technology segment, customer revenue increased 11.7% to $105.6 million in the current quarter compared with $94.5 million in the year-ago period, as ClearPath revenue increased. Foreign currency translation had a negative impact of approximately 11-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, increased 26.6% for the three months ended June 30, 2012 compared with the three months ended June 30, 2011. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology decreased 67.8% for the three months ended June 30, 2012 compared with the three months ended June 30, 2011, principally due to lower sales of third-party technology products.

Technology gross profit was 63.4% in the current quarter compared with 49.0% in the year-ago quarter. Technology operating profit percent was 28.6% in the three months ended June 30, 2012 compared with 2.4% in the three months ended June 30, 2011. The increase in Technology gross profit and operating profit margins reflected the higher ClearPath revenue.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2012
Customer revenue	$1,849.7		$1,638.7	$211.0
Intersegment		$(69.6)	1.4	68.2

Total revenue	$1,849.7	$(69.6)	$1,640.1	$279.2

Gross profit percent	25.4%		19.9%	62.8%

Operating profit percent	7.8%		6.5%	27.1%

Six Months Ended June 30, 2011
Customer revenue	$1,848.4		$1,643.0	$205.4
Intersegment		$(43.8)	1.8	42.0

Total revenue	$1,848.4	$(43.8)	$1,644.8	$247.4

Gross profit percent	22.8%		19.0%	50.1%

Operating profit percent	4.9%		5.6%	7.0%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Six Months Ended June 30		Percent Change
	2012	2011
Services
Systems integration and consulting	$571.3	$570.9	.1%
Outsourcing	747.6	721.5	3.6%
Infrastructure services	222.9	240.1	(7.2)%
Core maintenance	96.9	110.5	(12.3)%

	1,638.7	1,643.0	(.3)%
Technology
Enterprise-class software and servers	196.5	179.3	9.6%
Other technology	14.5	26.1	(44.4)%

	211.0	205.4	2.7%

Total	$1,849.7	$1,848.4	.1%

In the Services segment, customer revenue was $1,638.7 million for the six months ended June 30, 2012, flat when compared with the six months ended June 30, 2011. Foreign currency translation had a 3-percentage-point negative impact on Services revenue in the current period compared with the year-ago period. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of services revenue by approximately 3 percentage points in the current period.

Revenue from systems integration and consulting was $571.3 million for the six months ended June 30, 2012 compared with $570.9 million for the six months ended June 30, 2011. The decline in revenue from the company’s U.S. Federal business negatively impacted the growth rate of systems integration and consulting revenue by approximately 16 percentage points in the current period. The increase, exclusive of the decline in the company’s U.S. Federal business, was driven by Public Sector activity.

Outsourcing revenue increased 3.6% for the six months ended June 30, 2012 to $747.6 million compared with the six months ended June 30, 2011.

Infrastructure services revenue decreased 7.2% for the six month period ended June 30, 2012 compared with the six month period ended June 30, 2011.

Core maintenance revenue declined 12.3% in the current six-month period compared with the prior-year period.

Services gross profit was 19.9% in the first half of 2012 compared with 19.0% in the year-ago period. Services operating profit percent was 6.5% in the six months ended June 30, 2012 compared with 5.6% in the six months ended June 30, 2011.

In the Technology segment, customer revenue increased 2.7% to $211.0 million in the first half of 2012 compared with $205.4 million in the year-ago period, as ClearPath revenue increased. Foreign currency translation had a negative impact of approximately 3-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, increased 9.6% for the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology decreased 44.4% for the six months ended June 30, 2012 compared with the six months ended June 30, 2011, principally due to lower sales of third-party technology products.

Technology gross profit was 62.8% in the current six-month period compared with 50.1% in the year-ago period. Technology operating profit percent was 27.1% in the six months ended June 30, 2012 compared with 7.0% in the six months ended June 30, 2011. The increases reflected a richer mix of enterprise software and higher ClearPath volume in the current period.

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

Cash and cash equivalents at June 30, 2012 were $659.7 million compared with $714.9 million at December 31, 2011.

As of June 30, 2012, approximately $384 million of cash and cash equivalents were held by the company’s foreign subsidiaries. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the six months ended June 30, 2012, cash provided by operations was $90.5 million compared with $63.9 million for the six months ended June 30, 2011. Cash provided by operations during the first half of 2012 was negatively impacted by an increase in cash contributions to the company’s defined benefit pension plans. During the first half of 2012, the company contributed $118.8 million to such plans compared with $42.8 million during the first half of 2011. The principal reason for the increase was that in the first half of 2012, the company contributed $79.2 million to its U.S. qualified defined benefit pension plan compared with no contributions in the prior-year period.

Cash used for investing activities for the six months ended June 30, 2012 was $59.6 million compared with cash usage of $69.7 million during the six months ended June 30, 2011. Items affecting cash used for investing activities were the following: Net proceeds of investments were $1.3 million for the six months ended June 30, 2012 compared with net proceeds of $2.4 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the six months ended June 30, 2012, the net change in restricted deposits resulted in cash provided of $1.6 million compared with cash provided of $10.3 million during the six months ended June 30, 2011. In addition, in the current period, the investment in marketable software was $28.6 million compared with $23.3 million in the year-ago period, capital additions of properties were $17.9 million in 2012 compared with $24.0 million in 2011 and capital additions of outsourcing assets were $18.7 million in 2012 compared with $25.0 million in 2011.

Cash used for financing activities during the six months ended June 30, 2012 was $87.3 million compared with cash usage of $215.9 million during the six months ended June 30, 2011. The current period includes cash payment for long-term debt of $75.0 million. The prior-year period includes cash proceeds of $249.7 million related to the issuance of preferred stock, net of issuance costs, and cash payments for long-term debt of $460.3 million.

At June 30, 2012, total debt was $292.4 million, a decrease of $67.3 million from December 31, 2011.

During the six months ended June 30, 2012, the company retired a total of $68.5 million of its long-term debt which is comprised of all of the remaining $25.5 million of its 14 1/4% senior secured notes due 2015, $40.0 million of its 12.5% senior notes due 2016 and $3.0 million of its 12.75% senior secured notes due 2014.

On June 23, 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At June 30, 2012, the company had no borrowings and $26.3 million of letters of credit outstanding under the facility. At June 30, 2012, availability under the facility was $80.9 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company's business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured on a first priority basis by certain assets of Unisys Corporation and the subsidiary guarantors consisting primarily of the U.S. trade accounts receivable of Unisys Corporation. It is secured on a junior basis (to the senior secured notes due 2014) by the other assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At June 30, 2012, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2012, the company estimates that it will make cash contributions of approximately $200 million to its worldwide defined benefit pension plans, which is comprised of $110 million for the company’s U.S. qualified defined benefit pension plan and $90 million primarily for non-U.S. defined benefit pension plans.

The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors. The company has on file with the Securities and Exchange Commission an effective registration statement, expiring in June of 2015, covering debt or equity securities, which enables the company to be prepared for future market opportunities.

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

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2012 the company estimates that it will make cash contributions of approximately $200 million to its worldwide defined benefit pension plans, which is comprised of $110 million for the company’s U.S. qualified defined benefit pension plan and $90 million primarily for non-U.S. defined benefit pension plans.

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

UNISYS CORPORATION

Date: August 1, 2012	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the registrant’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.4	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document