Form 10-Q
period 2012-09-30
UNISYS CORP
filed 2012-11-01
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of September 30, 2012: 43,973,601.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$541.6	$714.9
Accounts and notes receivable, net	602.2	673.0
Inventories:
Parts and finished equipment	32.7	38.1
Work in process and materials	26.3	26.7
Deferred income taxes	23.7	27.1
Prepaid expenses and other current assets	98.2	123.6

Total	1,324.7	1,603.4

Properties	1,264.0	1,257.2
Less-Accumulated depreciation and amortization	1,088.5	1,065.9

Properties, net	175.5	191.3

Outsourcing assets, net	119.3	137.9
Marketable software, net	130.2	129.8
Prepaid postretirement assets	22.0	43.9
Deferred income taxes	176.5	181.5
Goodwill	192.2	192.5
Other long-term assets	114.1	131.9

Total	$2,254.5	$2,612.2

Liabilities and deficit
Current liabilities
Notes payable	$.2	$—
Current maturities of long-term debt	.5	.9
Accounts payable	221.1	241.6
Deferred revenue	362.8	448.1
Other accrued liabilities	368.8	425.5

Total	953.4	1,116.1

Long-term debt	210.1	358.8
Long-term postretirement liabilities	2,032.1	2,224.0
Long-term deferred revenue	116.4	120.3
Other long-term liabilities	95.1	104.0
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock, net of issuance costs, shares issued: 2012; 2.6, 2011; 2.6	249.7	249.7
Common stock, shares issued:
2012; 44.3, 2011; 43.8	.4	.4
Accumulated deficit	(1,976.9)	(2,036.6)
Treasury stock, shares at cost:
2012; .4, 2011; .3	(48.8)	(48.1)
Paid-in capital	4,227.0	4,217.4
Accumulated other comprehensive loss	(3,616.1)	(3,700.9)

Total Unisys stockholders’ deficit	(1,164.7)	(1,318.1)

Noncontrolling interests	12.1	7.1

Total deficit	(1,152.6)	(1,311.0)

Total	$2,254.5	$2,612.2

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue
Services	$748.0	$876.3	$2,386.7	$2,519.3
Technology	129.4	143.8	340.4	349.2

	877.4	1,020.1	2,727.1	2,868.5
Costs and expenses
Cost of revenue:
Services	612.5	680.0	1,927.0	2,010.6
Technology	46.3	55.3	112.5	151.2

	658.8	735.3	2,039.5	2,161.8

Selling, general and administrative	138.6	153.3	422.0	446.5
Research and development	18.8	18.5	61.0	57.2

	816.2	907.1	2,522.5	2,665.5

Operating profit	61.2	113.0	204.6	203.0
Interest expense	7.8	12.5	25.0	51.7
Other income (expense), net	(25.8)	16.6	(34.9)	(56.6)

Income before income taxes	27.6	117.1	144.7	94.7

Provision for income taxes	32.7	33.4	76.8	52.4

Consolidated net income (loss)	(5.1)	83.7	67.9	42.3
Net income attributable to noncontrolling interests	3.3	1.0	8.2	6.6

Net income (loss) attributable to Unisys Corporation	(8.4)	82.7	59.7	35.7

Preferred stock dividends	4.0	4.1	12.1	9.5

Net income (loss) attributable to Unisys Corporation common shareholders	$(12.4)	$78.6	$47.6	$26.2

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(.28)	$1.82	$1.09	$.61

Diluted	$(.28)	$1.63	$1.08	$.60

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Consolidated net income (loss)	$(5.1)	$83.7	$67.9	$42.3

Other comprehensive income
Foreign currency translation	24.4	(70.8)	19.9	(45.4)
Postretirement adjustments, net of tax of $(2.8) and $(9.6) in 2012 and $7.7 and $4.6 in 2011	19.2	52.3	66.6	80.2

Total other comprehensive income	43.6	(18.5)	86.5	34.8

Comprehensive income	38.5	65.2	154.4	77.1
Comprehensive income attributable to noncontrolling interests	(3.1)	.2	(9.9)	(7.9)

Comprehensive income attributable to Unisys Corporation	$35.4	$65.4	$144.5	$69.2

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Nine Months Ended September 30
	2012	2011

Cash flows from operating activities
Consolidated net income	$67.9	$42.3
Add (deduct) items to reconcile consolidated net income to net cash provided by operating activities:
Loss on debt extinguishment	30.6	77.6
Employee stock compensation	11.8	12.8
Company stock issued for U.S. 401(k) plan	6.2	9.6
Depreciation and amortization of properties	41.8	50.8
Depreciation and amortization of outsourcing assets	44.1	48.2
Amortization of marketable software	42.5	50.9
Disposal of capital assets	6.2	1.0
(Gain) loss on sale of businesses and assets	(11.7)	.3
Decrease in deferred income taxes, net	31.0	33.4
Decrease in receivables, net	58.0	89.5
Decrease in inventories	5.1	21.3
Decrease in accounts payable and other accrued liabilities	(151.8)	(254.6)
Decrease in other liabilities	(183.6)	(43.2)
Decrease in other assets	112.0	17.6
Other	(2.7)	.2

Net cash provided by operating activities	107.4	157.7

Cash flows from investing activities
Proceeds from investments	2,786.6	396.9
Purchases of investments	(2,784.2)	(394.5)
Restricted deposits	(1.1)	30.1
Investment in marketable software	(42.9)	(36.9)
Capital additions of properties	(26.0)	(32.9)
Capital additions of outsourcing assets	(27.8)	(31.3)
Net proceeds (payments) from sale of businesses and assets	5.2	(15.0)

Net cash used for investing activities	(90.2)	(83.6)

Cash flows from financing activities
Payments of long-term debt	(388.9)	(462.5)
Proceeds from issuance of long-term debt	204.8	—
Net proceeds from short-term borrowing	.2	—
Proceeds from issuance of preferred stock, net of issuance costs	—	249.7
Dividend paid to noncontrolling interests	(4.5)	(.4)
Dividends paid on preferred stock	(12.1)	(8.1)
Proceeds from exercise of stock options	.4	1.4
Financing fees	—	(2.2)

Net cash used for financing activities	(200.1)	(222.1)

Effect of exchange rate changes on cash and cash equivalents	9.6	(13.0)

Decrease in cash and cash equivalents	(173.3)	(161.0)
Cash and cash equivalents, beginning of period	714.9	828.3

Cash and cash equivalents, end of period	$541.6	$667.3

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

a. Earnings per Share. The following table shows how earnings per common share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2012 and 2011 (dollars in millions, shares in thousands):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(12.4)	$78.6	$47.6	$26.2

Weighted average shares	43,966	43,246	43,827	43,063

Total	$(.28)	$1.82	$1.09	$.61

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(12.4)	$78.6	$47.6	$26.2
Add preferred stock dividends	—	4.1	—	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(12.4)	$82.7	$47.6	$26.2

Weighted average shares	43,966	43,246	43,827	43,063
Plus incremental shares from assumed conversions
Employee stock plans	—	464	446	572
Preferred stock	—	6,913	—	—

Adjusted weighted average shares	43,966	50,623	44,273	43,635

Total	$(.28)	$1.63	$1.08	$.60

In the nine months ended September 30, 2012 and 2011, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2,148 and 2,163, respectively. In the nine months ended September 30, 2012 and 2011, 6,913 and 5,402 (in thousands) weighted-average number of mandatory convertible preferred stock were antidilutive and therefore excluded from the computation of diluted earnings per share, respectively.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three and nine months ended September 30, 2012 and 2011 is presented below (in millions of dollars):

	Three Months Ended Sept. 30, 2012			Three Months Ended Sept. 30, 2011
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.3	$—	$2.3	$2.3	$—	$2.3
Interest cost	91.3	63.8	27.5	98.1	66.0	32.1
Expected return on plan assets	(105.3)	(71.4)	(33.9)	(118.8)	(84.4)	(34.4)
Amortization of prior service cost	(.1)	.1	(.2)	.2	.1	.1
Recognized net actuarial loss	41.7	31.9	9.8	26.7	19.7	7.0

Net periodic pension expense	$29.9	$24.4	$5.5	$8.5	$1.4	$7.1

	Nine Months			Nine Months
	Ended Sept. 30, 2012			Ended Sept. 30, 2011
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$6.5	$—	$6.5	$8.4	$—	$8.4
Interest cost	272.7	188.2	84.5	294.1	198.0	96.1
Expected return on plan assets	(315.9)	(214.3)	(101.6)	(355.9)	(253.1)	(102.8)
Amortization of prior service cost	.2	.5	(.3)	.4	.5	(.1)
Recognized net actuarial loss	118.9	91.8	27.1	79.2	58.9	20.3
Curtailment gain	(5.7)	—	(5.7)	—	—	—

Net periodic pension expense	$76.7	$66.2	$10.5	$26.2	$4.3	$21.9

On July 6, 2012, legislation was signed into law in the U.S., which, among other things, provides defined benefit plan sponsors with funding relief. The legislation includes provisions regarding interest rate stabilization for pension plans as well as amendments regarding an increase in future Pension Benefit Guarantee Corporation premiums. Based on the Internal Revenue Service published rates, the new guidelines will reduce the company’s cash funding requirements in 2012 for its U.S. qualified defined benefit pension plan from the previous estimate of $143 million to $111.1 million.

In 2012, the company estimates that it will make cash contributions of approximately $200 million to its worldwide defined benefit pension plans, which is comprised of $111 million for the company’s U.S. qualified defined benefit pension plan and $89 million primarily for non-U.S. defined benefit pension plans. In 2011, the company made cash contributions of $82.7 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2012 and 2011, $175.1 million and $63.6 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2012 and 2011 is presented below (in millions of dollars):

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2012	2011	2012	2011
Service cost	$.2	$.1	$.4	$.3
Interest cost	2.2	2.4	6.7	7.3
Expected return on assets	(.1)	(.1)	(.4)	(.4)
Amortization of prior service cost	.4	.5	1.3	1.4
Recognized net actuarial loss	1.1	1.0	3.3	3.0

Net periodic postretirement benefit expense	$3.8	$3.9	$11.3	$11.6

The company expects to make cash contributions of approximately $23 million to its postretirement benefit plan in 2012 compared with $21.9 million in 2011. For the nine months ended September 30, 2012 and 2011, $12.1 million and $15.1 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At September 30, 2012 and 2011, the notional amount of these contracts was $409.0 million and $103.3 million, respectively. At September 30, 2012 and 2011, the fair value of such contracts was a net gain of $.7 million and a net loss of $.1 million, respectively, of which $.9 million and $.2 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.2 and $.3 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the nine months ended September 30, 2012 and 2011, changes in the fair value of these instruments were a gain of $2.3 million and a gain of $1.8 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At September 30, 2012 and December 31, 2011, the carrying amount of long-term debt was less than fair value of such debt by approximately $6 million and $37 million, respectively. The fair value of such debt is based on market prices (Level 2 inputs).

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2012, 4.0 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Nine Months Ended Sept. 30
	2012	2011
Weighted-average fair value of grant	$9.73	$20.12
Risk-free interest rate	.54%	1.71%
Expected volatility	71.29%	71.31%
Expected life of options in years	3.65	3.62
Expected dividend yield	—	—

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

During the nine months ended September 30, 2012 and 2011, the company recorded $11.8 million and $12.8 million of share-based compensation expense, respectively, which is comprised of $4.7 million and $5.1 million of restricted stock unit expense and $7.1 million and $7.7 million of stock option expense, respectively.

A summary of stock option activity for the nine months ended September 30, 2012 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2011	2,707	$56.81
Granted	685	19.48
Exercised	(60)	5.99
Forfeited and expired	(545)	123.55

Outstanding at Sept. 30, 2012	2,787	35.49	2.61	$9.0

Expected to vest at Sept. 30, 2012	1,186	27.64	3.77	.9

Exercisable at Sept. 30, 2012	1,557	41.80	1.68	8.1

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2012. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2012 and 2011 was $.8 million and $4.4 million, respectively. As of September 30, 2012, $7.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2012 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2011	384	$32.39
Granted	164	19.41
Vested	(171)	24.21
Forfeited and expired	(20)	27.42

Outstanding at Sept. 30, 2012	357	25.23

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2012 and 2011 was $3.2 million and $11.3 million, respectively. As of September 30, 2012, there was $4.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the nine months ended September 30, 2012 and 2011 was $4.1 million and $5.5 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2012 and 2011 was $.4 million and $1.4 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2012 and 2011 was $.4 million and $.7 million, respectively. The amount for the nine months ended September 30, 2012 and 2011 was $9.8 million and $5.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2012 and 2011 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended Sept. 30, 2012
Customer revenue	$877.4		$748.0	$129.4
Intersegment		$(16.2)	.6	15.6

Total revenue	$877.4	$(16.2)	$748.6	$145.0

Operating income	$61.2	$(25.8)	$44.8	$42.2

Three Months Ended Sept. 30, 2011
Customer revenue	$1,020.1		$876.3	$143.8
Intersegment		$(26.4)	.9	25.5

Total revenue	$1,020.1	$(26.4)	$877.2	$169.3

Operating income	$113.0	$(6.6)	$75.9	$43.7

Nine Months Ended Sept. 30, 2012
Customer revenue	$2,727.1		$2,386.7	$340.4
Intersegment		$(85.8)	2.0	83.8

Total revenue	$2,727.1	$(85.8)	$2,388.7	$424.2

Operating income	$204.6	$(64.6)	$151.2	$118.0

Nine Months Ended Sept. 30, 2011
Customer revenue	$2,868.5		$2,519.3	$349.2
Intersegment		$(70.2)	2.7	67.5

Total revenue	$2,868.5	$(70.2)	$2,522.0	$416.7

Operating income	$203.0	$(26.1)	$168.2	$60.9

Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes (in millions of dollars):

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2012	2011	2012	2011
Total segment operating income	$87.0	$119.6	$269.2	$229.1
Interest expense	(7.8)	(12.5)	(25.0)	(51.7)
Other income (expense), net	(25.8)	16.6	(34.9)	(56.6)
Corporate and eliminations	(25.8)	(6.6)	(64.6)	(26.1)

Total income before income taxes	$27.6	$117.1	$144.7	$94.7

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2012	2011	2012	2011
Services
Systems integration and consulting	$230.6	$305.8	$801.9	$876.7
Outsourcing	363.3	391.2	1,110.9	1,112.6
Infrastructure services	107.1	124.1	330.0	364.1
Core maintenance	47.0	55.2	143.9	165.9

	748.0	876.3	2,386.7	2,519.3
Technology
Enterprise-class software and servers	123.5	123.4	320.0	302.6
Other technology	5.9	20.4	20.4	46.6

	129.4	143.8	340.4	349.2

Total	$877.4	$1,020.1	$2,727.1	$2,868.5

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
	2012	2011	2012	2011
United States	$344.0	$452.8	$1,094.3	$1,177.0
United Kingdom	114.2	100.8	325.5	299.7
Other international	419.2	466.5	1,307.3	1,391.8

Total	$877.4	$1,020.1	$2,727.1	$2,868.5

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2011 and September 30, 2012 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2011	$(3,700.9)	$(649.1)	$(3,051.8)

Change during period	84.8	17.0	67.8

Balance at Sept. 30, 2012	$(3,616.1)	$(632.1)	$(2,984.0)

Noncontrolling interests as of December 31, 2011 and September 30, 2012 is as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2011	$7.1
Net income	8.2
Translation adjustments	2.9
Dividends declared to non-controlling interests	(3.5)
Sale of subsidiary	(1.4)
Postretirement plans	(1.2)

Balance at September 30, 2012	$12.1

g. Supplemental Cash Flow Information. Cash paid for income taxes during the nine months ended September 30, 2012 and 2011 was $30.4 million and $63.4 million, respectively.

Cash paid for interest during the nine months ended September 30, 2012 and 2011 was $42.5 million and $66.3 million, respectively.

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

In December 2011, the FASB issued authoritative guidance that requires disclosure of information pertaining to the offsetting of assets and liabilities in the financial statements. The guidance, which requires disclosure in both interim and annual periods, is effective January 1, 2013. The company has determined that the new guidance will not have an impact on its consolidated financial statements, other than additional disclosures.

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

The company had a competitively awarded contract with the Transportation Security Administration (TSA) that provided for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General’s Office of the Department of Homeland Security, have been reviewing issues relating to labor categorization and overtime on the TSA contract. The Civil Division is also reviewing issues relating to cyber intrusion protection under the TSA and follow-on contracts. The company is working cooperatively with TSA and the Civil Division. The company is having settlement discussions with these government agencies regarding labor categorization and overtime. The company cannot now predict the duration or outcome of these discussions.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2012, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $143 million.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2012, it has adequate provisions for any such matters.

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

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations, refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes will vary significantly depending on the geographic distribution of income.

Included in the nine months ended September 30, 2012 is an increase in the company’s income tax provision of $9.2 million caused by a decrease in net deferred tax assets due to a UK rate change. The UK government reduced its corporate tax rate from 25% to 24% effective April 1, 2012, and from 24% to 23% effective April 1, 2013. These changes were considered to be enacted for U.S. GAAP purposes in July of 2012, when all legislative procedures were completed and the Finance Act of 2012 received Royal Assent.

Included in the nine months ended September 30, 2011 was a benefit of $29.2 million related to the settlement of two European tax matters and an increase in the company’s income tax provision of $7.6 million caused by a decrease in net deferred tax assets due to a UK rate change. The UK government reduced its corporate tax rate from 27% to 26% effective April 1, 2011, and from 26% to 25% effective April 1, 2012. These changes were considered to be enacted for U.S. GAAP purposes in July of 2011, when all legislative procedures were completed and the Finance Act of 2011 received Royal Assent.

Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). Based on information received through the current quarter, the company has determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in February 2011. Moreover, any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.

As a result of the ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total adjusted aggregate market value of the company’s common stock immediately preceding the ownership change (approximately $1.6 billion) by the applicable long-term tax-exempt rate (4.47% for February 2011), subject to increase or decrease based on the built-in gain or built-in loss, if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, currently the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

k. Long-Term Debt. On August 21, 2012, the company issued $210 million of 6.25% senior notes due 2017. During the nine months ended September 30, 2012, the company retired an aggregate principal amount of $362.3 million of its long-term debt, comprised of all of the remaining $186.2 million of its 12.75% senior secured notes due 2014, all of the remaining $25.5 million of its 14 1/4% senior secured notes due 2015 and all of the remaining $150.6 million of its 12.50% senior notes due 2016. The company used cash on hand and the net proceeds from the issuance of the 6.25% senior notes due 2017 to fund the retirement of this debt. As a result of these retirements, the company recognized charges of $30.6 million in “Other income (expense), net” in the nine months ended September 30, 2012, comprised of $26.6 million of premium paid and $4.0 million for the write off of unamortized discounts, issuance costs and gain related to the portion of the notes retired. During the three months ended September 30, 2012, the company recognized $23.1 million of such charges. During the nine months ended September 30, 2011, the company recognized charges of $77.6 million in “Other income (expense), net” related to debt redemptions.

l. Sale of Business. On March 30, 2012, the company completed the sale of its interest in its South African joint venture. A pretax gain of $10.6 million has been reported as a reduction of selling, general and administrative expense in the company’s consolidated statement of income. Going forward, the company will serve this market through a distributor. The joint venture, which had operations in both of the company’s reporting segments of Services and Technology, generated full year 2011 revenue and pretax income of approximately $40 million and $8 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the nine months ended September 30, 2012, the company reported net income of $47.6 million, or $1.08 per diluted share, compared with prior period net income of $26.2 million, or $.60 per diluted share. Revenue for the nine months ended September 30, 2012 was $2,727.1 million compared with $2,868.5 million for the nine months ended September 30, 2011. Foreign currency fluctuations had a 3-percentage point negative impact on revenue in the current period compared with the year-ago period. Also impacting the company’s nine month 2012 revenue was a $114 million, or 23%, decline in the company’s U.S. Federal government business, reflecting continued softness in this business. For the nine months ended September 30, 2012 and September 30, 2011, the company reported income before income taxes of $144.7 million and $94.7 million, respectively. The company’s pretax results for the nine months ended September 30, 2012 and 2011 included debt-reduction charges of approximately $30.6 million and $77.6 million, respectively; pension expense of $76.7 million and $26.2 million, respectively; foreign exchange losses of $7.3 million and foreign exchange gains of $21.1 million, respectively; a gain of $10.6 million related to the sale of a subsidiary in the nine months ended September 30, 2012 discussed below; and a charge of $13.5 million in the nine months ended September 30, 2011 related to a Brazil matter discussed below.

For the three months ended September 30, 2012, the company reported a net loss of $12.4 million, or a $.28 loss per diluted share, compared with prior period net income of $78.6 million, or $1.63 per diluted share. Revenue for the three months ended September 30, 2012 was $877.4 million compared with $1,020.1 million for the three months ended September 30, 2011. The company’s results for the third quarter of 2012 were impacted by weak demand for systems integration services and lower revenue in its U.S. Federal Systems business. Also impacting the third-quarter 2012 results were $23.1 million of debt reduction charges and higher pension expense of $28.9 million.

Results of operations

Company results

Three months ended September 30, 2012 compared with the three months ended September 30, 2011

Revenue for the quarter ended September 30, 2012 was $877.4 million compared with $1,020.1 million for the third quarter of 2011, a decrease of 14% from the prior year. Approximately 3 percentage points of the decline were due to a $52.4 million, or 29%, decline in revenue from the company’s U.S. Federal business. Foreign currency fluctuations had a 4-percentage point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 15% and Technology revenue decreased 10% in the current quarter compared with the year-ago period. U.S. revenue decreased 24% in the third quarter compared with the year-ago period. Approximately 3 percentage points of the decline were due to the decline in revenue from the company’s U.S. Federal business. International revenue decreased 6% in the current quarter principally due to declines in Europe, Brazil and Asia/Pacific, partially offset by an increase in Latin America (excluding Brazil) and Japan. Foreign currency had a 9-percentage-point negative impact on international revenue in the three months ended September 30, 2012 compared with the three months ended September 30, 2011.

Total gross profit margin was 24.9% in the three months ended September 30, 2012 compared with 27.9% in the three months ended September 30, 2011.

Selling, general and administrative expense in the three months ended September 30, 2012 was $138.6 million (15.8% of revenue) compared with $153.3 million (15.0% of revenue) in the year-ago period.

Research and development (R&D) expenses in the third quarter of 2012 were $18.8 million compared with $18.5 million in the third quarter of 2011.

For the third quarter of 2012, the company reported an operating profit of $61.2 million compared with an operating profit of $113.0 million in the third quarter of 2011.

For the three months ended September 30, 2012, pension expense was $29.9 million compared with pension expense of $8.5 million for the three months ended September 30, 2011. For the full year 2012, the company expects to recognize pension expense of approximately $107 million compared with $34.3 million for the full year of 2011. The increase in pension expense in 2012 from 2011 is principally due to lower expected returns on plan assets in the company’s U.S. qualified defined benefit pension plan and lower discount rates. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended September 30, 2012 was $7.8 million compared with $12.5 million for the three months ended September 30, 2011 reflecting the company’s debt reduction actions.

Other income (expense), net was an expense of $25.8 million in the third quarter of 2012 compared with income of $16.6 million in 2011. Included in the third quarter of 2012 were charges of $23.1 million related to debt redemptions and foreign exchange losses of $3.4 million. Included in the third quarter of 2011 were foreign exchange gains of $12.9 million and a charge of $7.1 million related to the Brazil matter discussed above.

Income before income taxes for the three months ended September 30, 2012 was $27.6 million compared with income of $117.1 million for the three months ended September 30, 2011. The provision for income taxes was $32.7 million in the current quarter compared with a provision of $33.4 million in the year-ago period. Included in the provision for taxes for the three months ended September 30, 2012 and 2011 was $9.2 million and $7.6 million, respectively, related to a UK tax rate change, as discussed in note (j) of the Notes to Consolidated Financial Statements.

As also discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes will vary significantly quarter to quarter depending on the geographic distribution of income.

Net loss for the three months ended September 30, 2012 was $12.4 million, or $.28 per diluted share, compared with net income of $78.6 million, or $1.63 per diluted share, for the three months ended September 30, 2011.

Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

Revenue for the nine months ended September 30, 2012 was $2,727.1 million compared with $2,868.5 million for the nine months ended September 30, 2011, a decrease of 5% from the prior year. Approximately 4 percentage points of the decline were due to a $114.4 million, or 23%, decline in revenue from the company’s U.S. Federal business. Foreign currency fluctuations had a 3-percentage point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 5% and Technology revenue decreased 3% in the current period of 2012 compared with the year-ago period. U.S. revenue decreased 7% in the first nine months of 2012 compared with the year-ago period. Approximately 12 percentage points of the decline were due to the decline in revenue from the company’s U.S. Federal business. International revenue decreased 3% in the current period due to declines in all regions with the exception of Pacific/Asia/Japan. Foreign currency had a 5-percentage-point negative impact on international revenue in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

Total gross profit margin was 25.2% in the nine months ended September 30, 2012 compared with 24.6% in the nine months ended September 30, 2011.

Selling, general and administrative expense in the nine months ended September 30, 2012 was $422.0 million (15.5% of revenue) compared with $446.5 million (15.6% of revenue) in the year-ago period. The current period includes a gain of $10.6 million related to the sale of a subsidiary which has been recorded as a reduction of selling, general and administrative expense (see note (l) of the Notes to Consolidated Financial Statements).

Research and development (R&D) expenses in the first nine months of 2012 were $61.0 million compared with $57.2 million in the year-ago period.

For the first nine months of 2012, the company reported an operating profit of $204.6 million compared with an operating profit of $203.0 million in the year-ago period.

For the nine months ended September 30, 2012, pension expense was $76.7 million compared with pension expense of $26.2 million for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the company recorded a charge of $13.5 million ($6.4 million in cost of revenue and $7.1 million in other income/expense) related to the loss of an old non-income tax case concerning the company’s former Brazilian manufacturing operations.

Interest expense for the nine months ended September 30, 2012 was $25.0 million compared with $51.7 million for the nine months ended September 30, 2011 reflecting the company’s debt reduction actions.

Other income (expense), net was an expense of $34.9 million in the first nine months of 2012 compared with expense of $56.6 million in 2011. Included in the first nine months of 2012 were debt reduction charges of $30.6 million and foreign exchange losses of $7.3 million. Included in the first nine months of 2011 were charges of $77.6 million related to debt redemptions and foreign exchange gains of $21.1 million.

Income before income taxes for the nine months ended September 30, 2012 was $144.7 million compared with income of $94.7 million for the nine months ended September 30, 2011. The provision for income taxes was $76.8 million in the current period compared with $52.4 million in the year-ago period. Included in the current-year period was $9.2 million due to the impact of a U.K. tax rate change. Included in the prior-year period was a benefit of $29.2 million related to the settlement of two European tax matters, as well as a provision of $7.6 million due to the impact of a U.K. tax rate change.

Net income for the nine months ended September 30, 2012 was $47.6 million, or $1.08 per diluted share, compared with net income of $26.2 million, or $.60 per diluted share, for the nine months ended September 30, 2011.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2012 and 2011 was $.4 million and $.7 million, respectively. The amount for the nine months ended September 30, 2012 and 2011 was $9.8 million and $5.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended September 30, 2012 compared with the three months ended September 30, 2011

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended Sept. 30, 2012
Customer revenue	$877.4		$748.0	$129.4
Intersegment		$(16.2)	.6	15.6

Total revenue	$877.4	$(16.2)	$748.6	$145.0

Gross profit percent	24.9%		19.9%	59.9%

Operating profit percent	7.0%		6.0%	29.1%

Three Months Ended Sept. 30, 2011
Customer revenue	$1,020.1		$876.3	$143.8
Intersegment		$(26.4)	.9	25.5

Total revenue	$1,020.1	$(26.4)	$877.2	$169.3

Gross profit percent	27.9%		21.6%	57.4%

Operating profit percent	11.1%		8.7%	25.8%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months
	Ended Sept. 30		Percent
	2012	2011	Change
Services
Systems integration and consulting	$230.6	$305.8	(24.6)%
Outsourcing	363.3	391.2	(7.1)%
Infrastructure services	107.1	124.1	(13.7)%
Core maintenance	47.0	55.2	(14.9)%

	748.0	876.3	(14.6)%
Technology
Enterprise-class software and servers	123.5	123.4	.1%
Other technology	5.9	20.4	(71.1)%

	129.4	143.8	(10.0)%

Total	$877.4	$1,020.1	(14.0)%

In the Services segment, customer revenue was $748.0 million for the three months ended September 30, 2012, down 14.6% from the three months ended September 30, 2011. Approximately 2 percentage points of the decline were due to the decline in revenue from the company’s U.S. Federal business. Foreign currency translation had a 5-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 24.6% to $230.6 million in the September 2012 quarter from $305.8 million in the September 2011 quarter. Contributing to the decline was lower sales of industry solutions and lower project work.

Outsourcing revenue decreased 7.1% for the three months ended September 30, 2012 to $363.3 million compared with the three months ended September 30, 2011, principally due to lower Information Technology Outsourcing (ITO) revenue. Approximately 2 percentage points of the decline were due to the decline in revenue from the company’s U.S. Federal business.

Infrastructure services revenue decreased 13.7% for the three month period ended September 30, 2012 compared with the three month period ended September 30, 2011.

Core maintenance revenue declined 14.9% in the current quarter compared with the prior-year quarter.

Services gross profit was 19.9% in the third quarter of 2012 compared with 21.6% in the year-ago period. Services operating income percent was 6.0% in the three months ended September 30, 2012 compared with 8.7% in the three months ended September 30, 2011. The decrease in Services gross profit and operating profit margins reflected lower revenue levels as well as a different mix of Services revenue.

In the Technology segment, customer revenue declined 10.0% to $129.4 million in the current quarter compared with $143.8 million in the year-ago period, due to declines in other technology revenue. Foreign currency translation had a negative impact of approximately 4-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, was flat for the three months ended September 30, 2012 compared with the three months ended September 30, 2011.

Revenue from other technology decreased 71.1% for the three months ended September 30, 2012 compared with the three months ended September 30, 2011, principally due to lower sales of third-party technology products.

Technology gross profit was 59.9% in the current quarter compared with 57.4% in the year-ago quarter. Technology operating income percent was 29.1% in the three months ended September 30, 2012 compared with 25.8% in the three months ended September 30, 2011. The increase in Technology gross profit and operating profit margins reflected a richer mix of high margin ClearPath revenue.

Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Nine Months Ended Sept. 30, 2012
Customer revenue	$2,727.1		$2,386.7	$340.4
Intersegment		$(85.8)	2.0	83.8

Total revenue	$2,727.1	$(85.8)	$2,388.7	$424.2

Gross profit percent	25.2%		19.9%	61.8%

Operating profit percent	7.5%		6.3%	27.8%

Nine Months Ended Sept. 30, 2011
Customer revenue	$2,868.5		$2,519.3	$349.2
Intersegment		$(70.2)	2.7	67.5

Total revenue	$2,868.5	$(70.2)	$2,522.0	$416.7

Gross profit percent	24.6%		19.9%	53.1%

Operating profit percent	7.1%		6.7%	14.6%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Nine Months
	Ended Sept. 30		Percent
	2012	2011	Change
Services
Systems integration and consulting	$801.9	$876.7	(8.5)%
Outsourcing	1,110.9	1,112.6	(.2)%
Infrastructure services	330.0	364.1	(9.4)%
Core maintenance	143.9	165.9	(13.3)%

	2,386.7	2,519.3	(5.3)%
Technology
Enterprise-class software and servers	320.0	302.6	5.8%
Other technology	20.4	46.6	(56.2)%

	340.4	349.2	(2.5)%

Total	$2,727.1	$2,868.5	(4.9)%

In the Services segment, customer revenue was $2,386.7 million for the nine months ended September 30, 2012, down 5.3% from the nine months ended September 30, 2011. Approximately 2 percentage points of the decline were due to the decline in revenue from the company’s U.S. Federal business. Foreign currency translation had a 3-percentage-point negative impact on Services revenue in the current period compared with the year-ago period.

Revenue from systems integration and consulting decreased 8.5% to $801.9 million for the nine months ended September 30, 2012 from $876.7 million for the nine months ended September 30, 2011. Approximately 8 percentage points of the decline were due to the decline in revenue from the company’s U.S. Federal business.

Outsourcing revenue of $1,110.9 million was flat for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

Infrastructure services revenue decreased 9.4% for the nine month period ended September 30, 2012 compared with the nine month period ended September 30, 2011.

Core maintenance revenue declined 13.3% in the current nine-month period compared with the prior-year period.

Services gross profit was 19.9% in the first nine months of 2012 compared with 19.9% in the year-ago period. Services operating income percent was 6.3% in the nine months ended September 30, 2012 compared with 6.7% in the nine months ended September 30, 2011.

In the Technology segment, customer revenue declined 2.5% to $340.4 million in the first nine months of 2012 compared with $349.2 million in the year-ago period, as ClearPath revenue increased. Foreign currency translation had a negative impact of approximately 4-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, increased 5.8% for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology decreased 56.2% for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011, principally due to lower sales of third-party technology products.

Technology gross profit was 61.8% in the current nine-month period compared with 53.1% in the year-ago period. Technology operating income percent was 27.8% in the nine months ended September 30, 2012 compared with 14.6% in the nine months ended September 30, 2011. The increases reflected a richer mix of enterprise software in the current period.

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

Cash and cash equivalents at September 30, 2012 were $541.6 million compared with $714.9 million at December 31, 2011.

As of September 30, 2012, approximately $351 million of cash and cash equivalents were held by the company’s foreign subsidiaries. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the nine months ended September 30, 2012, cash provided by operations was $107.4 million compared with $157.7 million for the nine months ended September 30, 2011. Cash provided by operations during the nine months ended September 30, 2012 was negatively impacted by an increase in cash contributions to the company’s defined benefit pension plans. During the nine months ended September 30, 2012, the company contributed cash of $175.1 million to such plans compared with $63.6 million during the nine months ended September 30, 2011. The principal reason for the increase was that in the current period, the company contributed $111.1 million to its U.S. qualified defined benefit pension plan compared with no contributions to that plan in the prior-year period.

Cash used for investing activities for the nine months ended September 30, 2012 was $90.2 million compared with cash usage of $83.6 million during the nine months ended September 30, 2011. Net proceeds of investments were $2.4 million in each of the nine months ended September 30, 2012 and September 30, 2011. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the nine months ended September 30, 2012, the net change in restricted deposits resulted in cash usage of $1.1 million compared with cash provided of $30.1 million during the nine months ended September 30, 2011. In addition, in the current period, the investment in marketable software was $42.9 million compared with $36.9 million in the year-ago period, capital additions of properties were $26.0 million in 2012 compared with $32.9 million in 2011 and capital additions of outsourcing assets were $27.8 million in 2012 compared with $31.3 million in 2011. During the nine months ended September 30, 2012, net proceeds from the sales of businesses and assets was $5.2 million compared with a net usage of $15.0 million in the year-ago period.

Cash used for financing activities during the nine months ended September 30, 2012 was $200.1 million compared with cash usage of $222.1 million during the nine months ended September 30, 2011. The current period includes cash payments for long-term debt of $388.9 million and net proceeds from the issuance of long-term debt of $204.8 million. The prior-year period includes cash proceeds of $249.7 million related to the issuance of preferred stock, net of issuance costs, and cash payments for long-term debt of $462.5 million.

At September 30, 2012, total debt was $210.8 million, a decrease of $148.9 million from December 31, 2011.

On August 21, 2012, the company issued $210 million of 6.25% senior notes due 2017. During the nine months ended September 30, 2012, the company retired an aggregate principal amount of $362.3 million of its long-term debt, comprised of all of the remaining $186.2 million of its 12.75% senior secured notes due 2014, all of the remaining $25.5 million of its 14 1/4% senior secured notes due 2015 and all of the remaining $150.6 million of its 12.50% senior notes due 2016. The company used cash on hand and the net proceeds from the issuance of the 6.25% senior notes due 2017 to fund the retirement of this debt.

On June 23, 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At September 30, 2012, the company had no borrowings and $26.3 million of letters of credit outstanding under the facility. At September 30, 2012, availability under the facility was $75.1 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to perform covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At September 30, 2012, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2012, the company estimates that it will make cash contributions of approximately $200 million to its worldwide defined benefit pension plans, which is comprised of $111 million for the company’s U.S. qualified defined benefit pension plan and $89 million primarily for non-U.S. defined benefit pension plans.

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

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2012 the company estimates that it will make cash contributions of approximately $200 million to its worldwide defined benefit pension plans, which is comprised of $111 million for the company’s U.S. qualified defined benefit pension plan and $89 million primarily for non-U.S. defined benefit pension plans.

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

UNISYS CORPORATION

Date: November 1, 2012	By:	/s/ Janet Brutschea Haugen
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