Form 10-Q
period 2013-03-31
UNISYS CORP
filed 2013-05-03
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of Common Stock outstanding as of March 31, 2013: 44,135,165.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$628.6	$655.6
Accounts and notes receivable, net	581.5	670.2
Inventories:
Parts and finished equipment	28.9	29.3
Work in process and materials	21.5	20.7
Deferred income taxes	17.8	21.6
Prepaid expenses and other current assets	123.6	115.0

Total	1,401.9	1,512.4

Properties	1,246.6	1,262.2
Less-Accumulated depreciation and amortization	1,081.2	1,085.8

Properties, net	165.4	176.4

Outsourcing assets, net	120.1	126.3
Marketable software, net	123.5	124.2
Prepaid postretirement assets	11.3	3.3
Deferred income taxes	155.9	162.7
Goodwill	192.1	192.3
Other long-term assets	153.0	122.8

Total	$2,323.2	$2,420.4

Liabilities and deficit
Current liabilities
Notes payable	$.4	$—
Current maturities of long-term debt	.3	.3
Accounts payable	218.5	228.6
Deferred revenue	379.9	389.5
Other accrued liabilities	349.7	411.9

Total	948.8	1,030.3

Long-term debt	210.0	210.0
Long-term postretirement liabilities	2,481.6	2,553.5
Long-term deferred revenue	118.8	123.1
Other long-term liabilities	109.4	92.2
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock, net of issuance costs, 2.6 shares issued	249.7	249.7
Common stock, shares issued: 2013; 44.5, 2012; 44.3	.4	.4
Accumulated deficit	(1,920.9)	(1,891.0)
Treasury stock, shares at cost: 2013; .4, 2012; .4	(49.7)	(48.8)
Paid-in capital	4,228.8	4,223.1
Accumulated other comprehensive loss	(4,067.5)	(4,133.6)

Total Unisys stockholders’ deficit	(1,559.2)	(1,600.2)

Noncontrolling interests	13.8	11.5

Total deficit	(1,545.4)	(1,588.7)

Total	$2,323.2	$2,420.4

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended March 31
	2013	2012

Revenue
Services	$723.0	$823.0
Technology	86.9	105.4

	809.9	928.4
Costs and expenses
Cost of revenue:
Services	602.8	668.6
Technology	46.3	34.0

	649.1	702.6

Selling, general and administrative	142.2	141.4
Research and development	17.0	20.0

	808.3	864.0

Operating profit	1.6	64.4

Interest expense	2.7	9.3
Other income (expense), net	(4.9)	(13.2)

Income (loss) before income taxes	(6.0)	41.9

Provision for income taxes	21.4	22.0

Consolidated net income (loss)	(27.4)	19.9
Net income attributable to noncontrolling interests	2.5	2.5

Net income (loss) attributable to Unisys Corporation	(29.9)	17.4

Preferred stock dividend	4.0	4.0

Net income (loss) attributable to Unisys Corporation common shareholders	$(33.9)	$13.4

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(.77)	$.31

Diluted	$(.77)	$.30

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended March 31
	2013	2012

Consolidated net income (loss)	$(27.4)	$19.9

Other comprehensive income
Foreign currency translation	(24.9)	27.0
Postretirement adjustments, net of tax of $(11.6) in 2013 and $(3.0) in 2012	90.8	18.7

Total other comprehensive income	65.9	45.7

Comprehensive income	38.5	65.6
Less comprehensive income attributable to noncontrolling interests	(2.3)	(4.0)

Comprehensive income attributable to Unisys Corporation	$36.2	$61.6

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Three Months Ended March 31
	2013	2012*

Cash flows from operating activities
Consolidated net income (loss)	$(27.4)	$19.9
Add (deduct) items to reconcile consolidated net income (loss) to net cash provided by operating activities:
Foreign currency transaction losses	6.5	—
Loss on debt extinguishment	—	7.2
Employee stock compensation	5.9	6.1
Company stock issued for U.S. 401(k) plan	—	4.3
Depreciation and amortization of properties	11.9	14.4
Depreciation and amortization of outsourcing assets	12.8	13.4
Amortization of marketable software	15.5	14.0
Disposal of capital assets	.1	.3
Gain on sale of business	—	(11.3)
Pension plans contributions	(26.6)	(68.2)
Decrease in deferred income taxes, net	11.7	3.8
Decrease in receivables, net	69.5	69.5
(Increase) decrease in inventories	(.8)	3.5
Decrease in accounts payable and other accrued liabilities	(76.9)	(73.6)
Increase in other liabilities	18.6	24.9
(Increase) decrease in other assets	(6.6)	4.5
Other	(.1)	.7

Net cash provided by operating activities	14.1	33.4

Cash flows from investing activities
Proceeds from investments	1,224.8	711.0
Purchases of investments	(1,223.7)	(711.0)
Restricted deposits	.2	1.3
Investment in marketable software	(14.8)	(13.9)
Capital additions of properties	(3.6)	(7.9)
Capital additions of outsourcing assets	(7.5)	(8.6)
Net proceeds from sale of business	—	2.8

Net cash used for investing activities	(24.6)	(26.3)

Cash flows from financing activities
Dividends paid on preferred stock	(4.0)	(4.0)
Proceeds from exercise of stock options	.5	.1
Payments of long-term debt	—	(71.7)
Dividend paid to noncontrolling interests	—	(4.5)
Net proceeds from short-term borrowings	.4	—

Net cash used for financing activities	(3.1)	(80.1)

Effect of exchange rate changes on cash and cash equivalents	(13.4)	12.8

Decrease in cash and cash equivalents	(27.0)	(60.2)
Cash and cash equivalents, beginning of period	655.6	714.9

Cash and cash equivalents, end of period	$628.6	$654.7

*	Changed to conform to the current-year presentation. See note (o).

See notes to consolidated financial statements.

Unisys Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows for the interim periods specified. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The company’s accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

a. Earnings per Share. The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three months ended March 31, 2013 and 2012 (dollars in millions, shares in thousands):

	Three Months Ended March 31,
	2013	2012
Basic Earnings (Loss) Per Common Share

Net income (loss) attributable to Unisys Corporation common shareholders	$(33.9)	$13.4

Weighted average shares	44,054	43,611

Total	$(.77)	$.31

Diluted Earnings (Loss) Per Common Share

Net income (loss) attributable to Unisys Corporation common shareholders	$(33.9)	$13.4

Add preferred stock dividends	—	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(33.9)	$13.4

Weighted average shares	44,054	43,611
Plus incremental shares from assumed conversions
Employee stock plans	—	452
Preferred stock	—	—

Adjusted weighted average shares	44,054	44,063

Total	$(.77)	$.30

In the three months ended March 31, 2013 and 2012, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,648 and 2,145, respectively. In the three months ended March 31, 2013 and 2012, the following weighted-average number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2,587 and 2,588, respectively.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three months ended March 31, 2013 and 2012 is presented below (in millions of dollars):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.6	$—	$2.6	$2.0	$—	$2.0
Interest cost	81.1	54.8	26.3	90.0	61.7	28.3
Expected return on plan assets	(108.0)	(73.0)	(35.0)	(105.3)	(71.6)	(33.7)
Amortization of prior service cost	(.1)	.2	(.3)	.3	.2	.1
Recognized net actuarial loss	47.6	34.9	12.7	38.7	29.8	8.9

Net periodic pension expense	$23.2	$16.9	$6.3	$25.7	$20.1	$5.6

In 2013, the company expects to make cash contributions of approximately $142 million to its worldwide defined benefit pension plans, which is comprised of $108 million primarily for non-U.S. defined benefit pension plans and $34 million for the company’s U.S. qualified defined benefit pension plan. In 2012, the company made cash contributions of $201.5 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2013 and 2012, $26.6 million and $68.2 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three months ended March 31, 2013 and 2012 is presented below (in millions of dollars):

	Three Months Ended March 31,
	2013	2012
Service cost	$.1	$.1
Interest cost	2.0	2.2
Expected return on assets	(.1)	(.1)
Amortization of prior service cost	.4	.5
Recognized net actuarial loss	1.4	1.1

Net periodic postretirement benefit expense	$3.8	$3.8

The company expects to make cash contributions of approximately $20 million to its postretirement benefit plan in 2013 compared with $20.4 million in 2012. For the three months ended March 31, 2013 and 2012, $2.9 million and $4.1 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At March 31, 2013 and 2012, the notional amount of these contracts was $393.3 million and $275.1 million, respectively. At March 31, 2013 and 2012, the fair value of such contracts was a net gain of $1.0 million and zero, respectively, of which $1.2 million and $2.0 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.2 million and $2.0 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the three months ended March 31, 2013 and 2012, changes in the fair value of these instruments were a gain of $3.0 million and a loss of $1.5 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At March 31, 2013 and December 31, 2012, the carrying amount of long-term debt was less than the fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $17 million and $15 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2013, 3.1 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Three Months Ended March 31,
	2013	2012
Weighted-average fair value of grant	$8.86	$9.75
Risk-free interest rate	.54%	.54%
Expected volatility	50.19%	71.29%
Expected life of options in years	3.69	3.65
Expected dividend yield	—	—

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

During the three months ended March 31, 2013 and 2012, the company recorded $5.9 million and $6.1 million of share-based compensation expense, respectively, which is comprised of $2.3 million and $2.7 million of restricted stock unit expense and $3.6 million and $3.4 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2013 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2012	2,766	$35.50
Granted	719	23.90
Exercised	(48)	10.10
Forfeited and expired	(203)	77.77

Outstanding at March 31, 2013	3,234	30.63	2.86	$10.8

Expected to vest at March 31, 2013	1,307	24.49	4.24	1.4

Exercisable at March 31, 2013	1,868	35.17	1.84	9.3

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2013. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $.6 million and $.4 million, respectively. As of March 31, 2013, $8.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

A summary of restricted stock unit activity for the three months ended March 31, 2013 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2012	361	$25.12
Granted	199	23.82
Vested	(145)	28.98
Forfeited and expired	(1)	23.66

Outstanding at March 31, 2013	414	23.69

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2013 and 2012 was $4.7 million and $3.0 million, respectively. As of March 31, 2013, there was $6.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the three months ended March 31, 2013 and 2012 was $4.2 million and $3.9 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2013 and 2012 was $.5 million and $.1 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2013 and 2012 was $.3 million and $1.2 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three-month periods ended March 31, 2013 and 2012 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2013
Customer revenue	$809.9		$723.0	$86.9
Intersegment		$(17.3)	.5	16.8

Total revenue	$809.9	$(17.3)	$723.5	$103.7

Operating income	$1.6	$(21.1)	$22.5	$.2

Three Months Ended March 31, 2012
Customer revenue	$928.4		$823.0	$105.4
Intersegment		$(32.0)	.8	31.2

Total revenue	$928.4	$(32.0)	$823.8	$136.6

Operating income	$64.4	$(12.0)	$41.4	$35.0

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes (in millions of dollars):

	Three Months Ended March 31
	2013	2012
Total segment operating profit	$22.7	$76.4
Interest expense	(2.7)	(9.3)
Other income (expense), net	(4.9)	(13.2)
Corporate and eliminations	(21.1)	(12.0)

Total income (loss) before income taxes	$(6.0)	$41.9

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31
	2013	2012
Services
Systems integration and consulting	$211.7	$307.6
Outsourcing	361.3	351.4
Infrastructure services	105.1	115.3
Core maintenance	44.9	48.7

	723.0	823.0
Technology
Enterprise-class software and servers	80.0	95.7
Other technology	6.9	9.7

	86.9	105.4

Total	$809.9	$928.4

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended March 31
	2013	2012
United States	$327.2	$383.0
United Kingdom	102.1	96.2
Other foreign	380.6	449.2

Total	$809.9	$928.4

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2012 and March 31, 2013 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2012	$(4,133.6)	$(634.3)	$(3,499.3)

Other comprehensive income before reclassifications	19.4	(21.1)	40.5

Amounts reclassified from accumulated other comprehensive income	46.7	—	46.7

Current period other comprehensive income	66.1	(21.1)	87.2

Balance at March 31, 2013	$(4,067.5)	$(655.4)	$(3,412.1)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows (in millions of dollars):

Amortization of prior service cost*	$.2
Amortization of actuarial losses*	48.3

Total before tax	48.5
Income tax benefit	(1.8)

Net of tax	$46.7

*	These items are included in net periodic postretirement cost (see note (b)).

Noncontrolling interests as of December 31, 2012 and March 31, 2013 is as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2012	$11.5
Net income	2.5
Translation adjustments	(3.8)
Postretirement plans	3.6

Balance at March 31, 2013	$13.8

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the three months ended March 31, 2013 and 2012 for income taxes was $14.7 million and $1.3 million, respectively.

Cash paid during the three months ended March 31, 2013 and 2012 for interest was $6.3 million and $11.8 million, respectively.

h. Accounting Standards. Effective January 1, 2013, the company adopted the Financial Accounting Standards Board authoritative guidance that requires companies to disclose the following: (a) for items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and (b) for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures. The new standard was required to be applied prospectively. Other than additional disclosure, the adoption of the new standard did not have an impact on the company’s consolidated financial statements.

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

The company had a competitively awarded contract with the Transportation Security Administration (TSA) that provided for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General’s Office of the Department of Homeland Security, has reviewed issues relating to labor categorization and overtime on the TSA contract. The company is in the process of contract settlement discussions with TSA regarding the labor categorization and overtime issues. The Civil Division is still reviewing issues relating to cyber intrusion protection under the TSA and a follow-on contract. The company is working cooperatively with TSA and the Civil Division on these cyber issues. The company cannot now predict the duration or outcome of these matters.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2013, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $140 million.

The company is involved in two matters arising from the sale of its Health Information Management (HIM) business to Molina Information Systems, LLC (Molina) under a 2010 Asset Purchase Agreement (APA). The HIM business provided system solutions and services to state governments, including the States of Maine and Idaho, for administering Medicaid programs. In November 2012, Molina advised the company that Maine has demanded payment of about $32 million from Molina for a six month project delay in the implementation of Maine’s new Medicaid management system. Under the indemnity provision in the APA, the company has accepted a partial indemnity obligation and undertaken the defense of the matter. The company believes there are valid defenses to the allegations made by Maine. In August 2012, Molina sued the company in Federal District Court in Delaware alleging breaches of contract, negligent misrepresentation and intentional misrepresentation with respect to the APA and the Medicaid contract with Idaho. Molina seeks compensatory damages, punitive damages, lost profits, indemnification, and declaratory relief. Molina alleges losses of approximately $35 million in the complaint. The company believes it has valid defenses to the claims in the complaint and will vigorously litigate this matter.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2013, it has adequate provisions for any such matters.

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

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. continuing operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to benefits related to income from discontinued operations, refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly depending on the geographic distribution of income.

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

k. Long-Term Debt. On March 2, 2012, the company redeemed all of the then-remaining $25.5 million of its 14 1/4% senior secured notes due 2015 and $40.0 million of its 12.5% senior notes due 2016. As a result of these redemptions, the company recognized a charge of $7.2 million in “Other income (expense), net” in the three months ended March 31, 2012, which is comprised of $6.2 million of premium and expenses paid and $1.0 million for the write off of unamortized discounts, issuance costs and gain related to the portion of the notes redeemed.

l. Sale of Business. On March 30, 2012, the company completed the sale of its interest in its South African joint venture and reported a pretax gain of $11.3 million, which was reported as a reduction of selling, general and administrative expense in the company’s consolidated statement of income. Since the sale, the company has served this market through a distributor. The joint venture, which had operations in both of the company’s reporting segments of Services and Technology, generated full year 2011 revenue and pretax income of $39.9 million and $7.9 million, respectively. Principally due to higher project-based revenue, particularly public sector in-quarter sell and bill revenue, the joint venture generated first quarter 2012 revenue and pretax income of $47.6 million and $7.6 million, respectively.

m. Foreign Currency Translation. Due to inflation rates in recent years, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective February 13, 2013, the Venezuelan government devalued its currency (Bolivar Fuerte) by resetting the official exchange rate from 4.30 to the U.S. dollar to 6.30 to the U.S. dollar. As a result, the company recorded a pretax foreign exchange loss in the first quarter of 2013 of $6.5 million. At March 31, 2013, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $14 million.

n. Stockholder’s equity. On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. No shares of the company’s common stock or mandatory convertible preferred stock were purchased by the company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the fourth quarter of the year ended December 31, 2012 or the quarter ended March 31, 2013.

o. Statement of Cash Flows. In 2013, the company began to report its defined benefit pension plans contributions as a separate line item within the operating cash flow section of its consolidated statements of cash flows. The prior period statement of cash flows has been changed to present pension plans contributions separately and to adjust the amounts presented for other assets and liabilities. There was no change to total net cash provided by operating activities in the prior year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lower revenue in both the services and technology businesses impacted profitability and resulted in a net loss in the quarter. The company reported a first-quarter 2013 net loss of $33.9 million, or a loss of $.77 per diluted share, compared with first-quarter 2012 net income of $13.4 million, or income of $.30 per diluted share. Included in the three months ended March 31, 2013 were pretax foreign exchange losses of $4.3 million (including $6.5 million related to currency devaluation in Venezuela), discussed below. Included in the three months ended March 31, 2012 was $7.6 million of pretax income from the operations of the company’s South African subsidiary which was sold in March of 2012 and an $11.3 million pretax gain on the sale of this subsidiary (see Note (l) of the Notes to Consolidated Financial Statements). In addition, the first quarter of 2012 included pretax charges of $7.2 million related to debt redemptions (see Note (k) of the Notes to Consolidated Financial Statements) and foreign exchange losses of $7.0 million.

Revenue for the quarter ended March 31, 2013 was $809.9 million compared with $928.4 million for the first quarter of 2012, a decrease of 13% from the prior year. Most significantly, the company’s systems integration revenue declined by 31% due to lower demand for project-based services and solutions, particularly public sector in-quarter sell and bill revenue. Demand for discretionary project-based services and solutions remains soft. In addition, the company needs to improve its execution in this area. Revenue in the first quarter 2012 included $47.6 million (principally public sector in-quarter sell and bill revenue) from the company’s South African subsidiary, which was sold on March 31, 2012. In the company’s U.S. Federal business, revenue declined 9% in the quarter. This decline reflected delayed governmental decision making, lower funding on certain services contracts, the continued roll-off of revenue from some services contracts lost in prior quarters as well as lower technology revenue.

Effective February 13, 2013, the Venezuelan government devalued its currency (Bolivar Fuerte) by resetting the official exchange rate from 4.30 to the U.S. dollar to 6.30 to the U.S. dollar. As a result, the company recorded a pretax foreign exchange loss in the first quarter of 2013 of $6.5 million.

Results of operations

Company results

Revenue for the quarter ended March 31, 2013 was $809.9 million compared with $928.4 million for the first quarter of 2012, a decrease of 13% from the prior year. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 12% and Technology revenue decreased 18% in the current quarter compared with the year-ago period. As set forth above, the company’s systems integration revenue declined by 31% due to lower demand for project-based services and solutions, particularly public sector in-quarter sell and bill revenue. U.S. revenue decreased 15% in the first quarter compared with the year-ago period. International revenue decreased 11% in the current quarter principally due to declines in Latin America and Asia/Pacific partially offset by an increase in Europe. Foreign currency had a 2-percentage-point negative impact on international revenue in the three months ended March 31, 2013 compared with the three months ended March 31, 2012.

Total gross profit margin was 19.9% in the three months ended March 31, 2013 compared with 24.3% in the three months ended March 31, 2012 reflecting lower margins in both the company’s services and technology businesses.

Selling, general and administrative expense in the three months ended March 31, 2013 was $142.2 million (17.6% of revenue) compared with $141.4 million (15.2% of revenue) in the year-ago period. The prior-year quarter includes a gain of $11.3 million related to the sale of the company’s South African subsidiary which was recorded as a reduction of selling, general and administrative expense (see Note (l) of the Notes to Consolidated Financial Statements).

Research and development (R&D) expenses in the first quarter of 2013 were $17.0 million compared with $20.0 million in the first quarter of 2012.

For the first quarter of 2013, the company reported an operating profit of $1.6 million compared with an operating profit of $64.4 million in the first quarter of 2012.

For the three months ended March 31, 2013, pension expense was $23.2 million compared with pension expense of $25.7 million for the three months ended March 31, 2012. For the full year 2013, the company expects to recognize pension expense of approximately $92 million compared with $108.2 million for the full year of 2012. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended March 31, 2013 was $2.7 million compared with $9.3 million for the three months ended March 31, 2012 reflecting the company’s 2012 debt reduction actions.

Other income (expense), net was an expense of $4.9 million in the first quarter of 2013 compared with expense of $13.2 million in 2012. Included in the first quarter of 2013 were foreign exchange losses of $4.3 million, including $6.5 million related to the Venezuelan devaluation. Included in the first quarter of 2012 were charges of $7.2 million related to the debt redemptions, discussed above, and foreign exchange losses of $7.0 million.

Income (loss) before income taxes for the three months ended March 31, 2013 was a loss of $6.0 million compared with income of $41.9 million for the three months ended March 31, 2012. The provision for income taxes was $21.4 million in the current quarter compared with $22.0 million in the year-ago period. As discussed in Note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.

In March of 2013, the UK government announced its intention to reduce the UK corporate tax rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. This change, which is included in the UK Finance Act of 2013, will not be considered to be enacted for U.S. GAAP purposes until all legislative procedures are completed and the Finance Act of 2013 receives Royal Assent. This is expected to occur in the second half of 2013. When enacted, it is expected that the rate change will increase the company’s income tax provision by approximately $12.2 million due to the impact on the UK net deferred tax assets.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2013 and 2012 was $.3 million and $1.2 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2013
Customer revenue	$809.9		$723.0	$86.9
Intersegment		$(17.3)	.5	16.8

Total revenue	$809.9	$(17.3)	$723.5	$103.7

Gross profit percent	19.9%		17.4%	45.8%

Operating profit percent	.2%		3.1%	.2%

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2012
Customer revenue	$928.4		$823.0	$105.4
Intersegment		$(32.0)	.8	31.2

Total revenue	$928.4	$(32.0)	$823.8	$136.6

Gross profit percent	24.3%		18.9%	62.2%

Operating profit percent	6.9%		5.0%	25.6%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31		Percent Change
	2013	2012
Services
Systems integration and consulting	$211.7	$307.6	(31.2)%
Outsourcing	361.3	351.4	2.8%
Infrastructure services	105.1	115.3	(8.8)%
Core maintenance	44.9	48.7	(7.8)%

	723.0	823.0	(12.2)%
Technology
Enterprise-class software and servers	80.0	95.7	(16.4)%
Other technology	6.9	9.7	(28.9)%

	86.9	105.4	(17.6)%

Total	$809.9	$928.4	(12.8)%

In the Services segment, customer revenue was $723.0 million for the three months ended March 31, 2013, down 12.2% from the three months ended March 31, 2012. Foreign currency translation had a negligible impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 31.2% to $211.7 million in the March 2013 quarter from $307.6 million in the March 2012 quarter. The decline was due to lower demand for project-based services and solutions, particularly public sector in-quarter sell and bill revenue. Revenue in the first quarter 2012 included $47.6 million (principally public sector in-quarter sell and bill revenue) from the company’s South African subsidiary, which was sold on March 31, 2012. Demand for discretionary project-based services and solutions remains soft. In addition, the company needs to improve its execution in this area.

Outsourcing revenue for the three months ended March 31, 2013 increased 2.8% when compared with the three months ended March 31, 2012. The increase was driven by in-quarter hardware and software sales to outsourcing customers in the current period.

Infrastructure services revenue decreased 8.8% for the three month period ended March 31, 2013 compared with the three month period ended March 31, 2012.

Core maintenance revenue declined 7.8% in the current quarter compared with the prior-year quarter.

Services gross profit was 17.4% in the first quarter of 2013 compared with 18.9% in the year-ago period. Services operating income percent was 3.1% in the three months ended March 31, 2013 compared with 5.0% in the three months ended March 31, 2012. The declines in both gross profit and operating profit margins was due to lower services revenue, particularly in the systems integration and consulting business.

In the Technology segment, customer revenue declined 17.6% to $86.9 million in the current quarter compared with $105.4 million in the year-ago period, as both enterprise-class software and servers revenue and other technology revenue declined.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and ES7000 product families, decreased 16.4% for the three months ended March 31, 2013 compared with the three months ended March 31, 2012. The decrease was due to lower sales of the company’s ClearPath products. The current quarter was impacted by the strong performance in the fourth quarter of 2012 which benefited from some earlier-than-expected ClearPath sales.

Revenue from other technology decreased $2.8 million for the three months ended March 31, 2013 compared with the three months ended March 31, 2012, principally due to lower sales of third-party technology products.

Technology gross profit was 45.8% in the current quarter compared with 62.2% in the year-ago quarter. Technology operating income percent was .2% in the three months ended March 31, 2013 compared with 25.6% in the three months ended March 31, 2012. The decreases reflected lower sales of enterprise-class software and servers in the current quarter.

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

Cash and cash equivalents at March 31, 2013 were $628.6 million compared with $655.6 million at December 31, 2012.

As of March 31, 2013, $393.4 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the three months ended March 31, 2013, cash provided by operations was $14.1 million compared with $33.4 million for the three months ended March 31, 2012. Cash provided by operations during the first quarter of 2013 was positively impacted by a decrease in cash contributions to the company’s defined benefit pension plans. During the first quarter of 2013, the company contributed cash of $26.6 million to such plans compared with $68.2 million during the first quarter of 2012. The principal reason for the decrease was that in the current quarter, the company did not contribute to its U.S. qualified defined benefit pension plan compared with $47.3 million in the prior-year quarter.

Cash used for investing activities for the three months ended March 31, 2013 was $24.6 million compared with cash usage of $26.3 million during the three months ended March 31, 2012. Net proceeds of investments were $1.1 million for the three months ended March 31, 2013 compared with zero in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $14.8 million compared with $13.9 million in the year-ago period, capital additions of properties were $3.6 million in 2013 compared with $7.9 million in 2012 and capital additions of outsourcing assets were $7.5 million in 2013 compared with $8.6 million in 2012.

Cash used for financing activities during the three months ended March 31, 2013 was $3.1 million compared with cash used of $80.1 million during the three months ended March 31, 2012. The prior-year quarter included cash payments for long-term debt of $71.7 million as well as dividends of $4.5 million paid to noncontrolling interests.

In June 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At March 31, 2013, the company had no borrowings and $26.3 million of letters of credit outstanding under the facility. At March 31, 2013, availability under the facility was $90.7 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At March 31, 2013, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2013, the company expects to make cash contributions of approximately $142 million to its worldwide defined benefit pension plans, which is comprised of $108 million primarily for non-U.S. defined benefit pension plans and $34 million for the company’s U.S. qualified defined benefit pension plan.

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

In December 2012, the company’s Board of Directors authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. Under the authorization, the company can repurchase shares in the open market, which may include the use of 10b5-1 plans, or through privately negotiated transactions. The timing of repurchases will depend upon several factors, including market and business conditions. Share repurchases may be suspended or discontinued at any time. As of March 31, 2013, no shares had been purchased. Since then through May 2, 2013, the company has purchased 612,332 shares of common stock for an aggregate purchase price of approximately $11.5 million.

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

Factors that could affect future results include the following:

Future results will depend in part on the company’s ability to drive profitable growth in consulting and systems integration. The company’s ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions the company offers for specific industries. It will also depend on an efficient utilization of services delivery personnel. In addition, profit margins in this business are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

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

The company’s future results will depend upon its ability to effectively anticipate and respond to volatility and rapid technological change in its industry. The company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company’s ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative products, services and software on a timely and cost-effective basis. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company’s offerings less competitive.

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

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2013 the company estimates that it will make cash contributions of approximately $142 million to its worldwide defined benefit pension plans, which is comprised of $34 million for the company’s U.S. qualified defined benefit pension plan and $108 million primarily for non-U.S. defined benefit pension plans.

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

The company’s future results will depend on its ability to continue to reduce costs, focus its global resources and simplify its business structure. Over the past several years, the company has implemented significant cost-reduction measures and continues to focus on measures intended to further improve cost efficiency. Future results will depend on the success of these efforts as well as on the company’s continued ability to focus its global resources and simplify its business structure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

2(c) Stock repurchases

On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. No shares of the company’s common stock or mandatory convertible preferred stock were purchased by the company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, during the fourth quarter of the year ended December 31, 2012 or the quarter ended March 31, 2013.

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: May 3, 2013	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the registrant’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.4	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document