Form 10-Q
period 2013-06-30
UNISYS CORP
filed 2013-07-31
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Common Stock outstanding as of June 30, 2013: 43,642,006.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	June 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$575.6	$655.6
Accounts and notes receivable, net	600.0	670.2
Inventories:
Parts and finished equipment	29.1	29.3
Work in process and materials	18.8	20.7
Deferred income taxes	16.8	21.6
Prepaid expenses and other current assets	121.4	115.0

Total	1,361.7	1,512.4

Properties	1,235.5	1,262.2
Less-Accumulated depreciation and amortization	1,070.4	1,085.8

Properties, net	165.1	176.4

Outsourcing assets, net	120.3	126.3
Marketable software, net	122.9	124.2
Prepaid postretirement assets	19.3	3.3
Deferred income taxes	150.8	162.7
Goodwill	189.0	192.3
Other long-term assets	146.7	122.8

Total	$2,275.8	$2,420.4

Liabilities and deficit
Current liabilities
Notes payable	$.2	$—
Current maturities of long-term debt	.2	.3
Accounts payable	229.2	228.6
Deferred revenue	357.4	389.5
Other accrued liabilities	362.5	411.9

Total	949.5	1,030.3

Long-term debt	210.0	210.0
Long-term postretirement liabilities	2,429.2	2,553.5
Long-term deferred revenue	113.9	123.1
Other long-term liabilities	109.2	92.2
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock, net of issuance costs, 2.6 shares issued	249.7	249.7
Common stock, shares issued: 2013; 44.7, 2012; 44.3	.4	.4
Accumulated deficit	(1,896.4)	(1,891.0)
Treasury stock, shares at cost: 2013; 1.0, 2012; .4	(61.3)	(48.8)
Paid-in capital	4,228.7	4,223.1
Accumulated other comprehensive loss	(4,074.1)	(4,133.6)

Total Unisys stockholders’ deficit	(1,553.0)	(1,600.2)

Noncontrolling interests	17.0	11.5

Total deficit	(1,536.0)	(1,588.7)

Total	$2,275.8	$2,420.4

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue
Services	$739.7	$815.7	$1,462.7	$1,638.7
Technology	118.9	105.6	205.8	211.0

	858.6	921.3	1,668.5	1,849.7
Costs and expenses
Cost of revenue:
Services	614.0	645.9	1,216.8	1,314.5
Technology	43.9	32.2	90.2	66.2

	657.9	678.1	1,307.0	1,380.7

Selling, general and administrative	144.9	142.0	287.1	283.4
Research and development	17.8	22.2	34.8	42.2

	820.6	842.3	1,628.9	1,706.3

Operating profit	38.0	79.0	39.6	143.4
Interest expense	2.6	7.9	5.3	17.2
Other income (expense), net	14.1	4.1	9.2	(9.1)

Income before income taxes	49.5	75.2	43.5	117.1

Provision for income taxes	22.7	22.1	44.1	44.1

Consolidated net income (loss)	26.8	53.1	(.6)	73.0
Net income attributable to noncontrolling interests	2.3	2.4	4.8	4.9

Net income (loss) attributable to Unisys Corporation	24.5	50.7	(5.4)	68.1

Preferred stock dividends	4.1	4.1	8.1	8.1

Net income (loss) attributable to Unisys Corporation common shareholders	$20.4	$46.6	$(13.5)	$60.0

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$.47	$1.06	$(.31)	$1.37

Diluted	$.46	$.99	$(.31)	$1.33

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Consolidated net income (loss)	$26.8	$53.1	$(.6)	$73.0

Other comprehensive income
Foreign currency translation	(50.3)	(31.5)	(75.2)	(4.5)
Postretirement adjustments, net of tax of $2.1 and $13.7 in 2013 and $(3.9) and $(6.9) in 2012	44.6	28.7	135.4	47.4

Total other comprehensive income (loss)	(5.7)	(2.8)	60.2	42.9

Comprehensive income	21.1	50.3	59.6	115.9
Less comprehensive income attributable to noncontrolling interests	(3.2)	(2.8)	(5.5)	(6.8)

Comprehensive income attributable to Unisys Corporation	$17.9	$47.5	$54.1	$109.1

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Six Months Ended June 30
	2013	2012*
Cash flows from operating activities
Consolidated net income (loss)	$(.6)	$73.0
Add (deduct) items to reconcile consolidated net income (loss) to net cash provided by operating activities:
Foreign currency transaction losses	6.5	—
Loss on debt extinguishment	—	7.5
Employee stock compensation	8.9	8.9
Company stock issued for U.S. 401(k) plan	—	6.2
Depreciation and amortization of properties	23.7	28.7
Depreciation and amortization of outsourcing assets	25.5	30.7
Amortization of marketable software	31.0	28.9
Disposal of capital assets	.2	3.1
Gain on sale of business	—	(10.6)
Pension plans contributions	(61.3)	(118.8)
Decrease in deferred income taxes, net	18.7	7.5
Decrease in receivables, net	33.3	43.1
Decrease in inventories	1.0	4.8
Decrease in accounts payable and other accrued liabilities	(83.5)	(76.3)
Increase in other liabilities	41.1	31.4
(Increase) decrease in other assets	(14.8)	23.9
Other	.5	(1.5)

Net cash provided by operating activities	30.2	90.5

Cash flows from investing activities
Proceeds from investments	2,450.2	1,631.8
Purchases of investments	(2,452.9)	(1,630.5)
Restricted deposits	(.6)	1.6
Investment in marketable software	(29.6)	(28.6)
Capital additions of properties	(16.2)	(17.9)
Capital additions of outsourcing assets	(18.3)	(18.7)
Net proceeds from sale of business	—	2.7

Net cash used for investing activities	(67.4)	(59.6)

Cash flows from financing activities
Common stock repurchases	(11.5)	—
Dividends paid on preferred stock	(8.1)	(8.1)
Proceeds from exercise of stock options	1.2	.3
Payments of long-term debt	—	(75.0)
Net proceeds from short-term borrowings	.2	—
Dividend paid to noncontrolling interests	—	(4.5)

Net cash used for financing activities	(18.2)	(87.3)

Effect of exchange rate changes on cash and cash equivalents	(24.6)	1.2

Decrease in cash and cash equivalents	(80.0)	(55.2)
Cash and cash equivalents, beginning of period	655.6	714.9

Cash and cash equivalents, end of period	$575.6	$659.7

*	Changed to conform to the current-year presentation. See note (o).

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

a. Earnings per Share. The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2013 and 2012 (dollars in millions, shares in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$20.4	$46.6	$(13.5)	$60.0

Weighted average shares	43,780	43,905	43,918	43,758

Total	$.47	$1.06	$(.31)	$1.37

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$20.4	$46.6	$(13.5)	$60.0
Add preferred stock dividends	—	4.1	—	8.1

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$20.4	$50.7	$(13.5)	$68.1

Weighted average shares	43,780	43,905	43,918	43,758
Plus incremental shares from assumed conversions
Employee stock plans	415	426	—	439
Preferred stock	—	6,913	—	6,913

Adjusted weighted average shares	44,195	51,244	43,918	51,110

Total	$.46	$.99	$(.31)	$1.33

In the six months ended June 30, 2013 and 2012, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,550 and 2,281, respectively. In the six months ended June 30, 2013, the following weighted-average number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2,587.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three and six months ended June 30, 2013 and 2012 is presented below (in millions of dollars):

	Three Months			Three Months
	Ended June 30, 2013			Ended June 30, 2012
		U.S.	Int’l.		U.S.	Int’l.
	Total	Plans	Plans	Total	Plans	Plans
Service cost	$2.6	$—	$2.6	$2.2	$—	$2.2
Interest cost	81.2	55.0	26.2	91.4	62.7	28.7
Expected return on plan assets	(107.4)	(72.7)	(34.7)	(105.3)	(71.3)	(34.0)
Amortization of prior service cost	(.3)	.1	(.4)	—	.2	(.2)
Recognized net actuarial loss	46.7	34.1	12.6	38.5	30.1	8.4
Curtailment gain	—	—	—	(5.7)	—	(5.7)

Net periodic pension expense	$22.8	$16.5	$6.3	$21.1	$21.7	$(.6)

	Six Months			Six Months
	Ended June 30, 2013			Ended June 30, 2012
		U.S.	Int’l.		U.S.	Int’l.
	Total	Plans	Plans	Total	Plans	Plans
Service cost	$5.2	$—	$5.2	$4.2	$—	$4.2
Interest cost	162.3	109.8	52.5	181.4	124.4	57.0
Expected return on plan assets	(215.4)	(145.7)	(69.7)	(210.6)	(142.9)	(67.7)
Amortization of prior service cost	(.4)	.3	(.7)	.3	.4	(.1)
Recognized net actuarial loss	94.3	69.0	25.3	77.2	59.9	17.3
Curtailment gain	—	—	—	(5.7)	—	(5.7)

Net periodic pension expense	$46.0	$33.4	$12.6	$46.8	$41.8	$5.0

In 2013, the company estimates that it will make cash contributions of approximately $140 million to its worldwide defined benefit pension plans, which is comprised of $106 million primarily for non-U.S. defined benefit pension plans and $34 million for the company’s U.S. qualified defined benefit pension plan. In 2012, the company made cash contributions of $201.5 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2013 and 2012, $61.3 million and $118.8 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2013 and 2012 is presented below (in millions of dollars):

	Three Months		Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012
Service cost	$.2	$.1	$.3	$.2
Interest cost	2.0	2.3	4.0	4.5
Expected return on assets	(.1)	(.2)	(.2)	(.3)
Amortization of prior service cost	.5	.4	.9	.9
Recognized net actuarial loss	1.3	1.1	2.7	2.2

Net periodic postretirement benefit expense	$3.9	$3.7	$7.7	$7.5

The company expects to make cash contributions of approximately $20 million to its postretirement benefit plan in 2013 compared with $20.4 million in 2012. For the six months ended June 30, 2013 and 2012, $7.0 million and $8.2 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At June 30, 2013 and 2012, the notional amount of these contracts was $469.1 million and $352.7 million, respectively. At June 30, 2013 and 2012, the fair value of such contracts was a net loss of $.9 million and a net gain of $.4 million, respectively, of which $1.8 million and $1.0 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $2.7 and $.6 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the six months ended June 30, 2013 and 2012, changes in the fair value of these instruments was a loss of $2.7 million and a gain of $.8 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2013 and December 31, 2012, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $13 million and $15 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2013, 3.2 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Six Months Ended June 30,
	2013	2012
Weighted-average fair value of grant	$8.76	$9.73
Risk-free interest rate	.54%	.54%
Expected volatility	50.19%	71.29%
Expected life of options in years	3.69	3.65
Expected dividend yield	—	—

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

During the six months ended June 30, 2013 and 2012, the company recorded $8.9 million of share-based compensation expense in both periods, which is comprised of $3.1 million and $3.6 million of restricted stock unit expense and $5.8 million and $5.3 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2013 follows (shares in thousands):

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term (years)	($ in millions)
Outstanding at December 31, 2012	2,766	$35.50
Granted	755	23.64
Exercised	(162)	7.29
Forfeited and expired	(222)	76.40

Outstanding at June 30, 2013	3,137	31.20	2.71	$8.2

Expected to vest at June 30, 2013	1,336	24.38	4.02	1.2

Exercisable at June 30, 2013	1,752	36.62	1.67	6.9

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2013 and 2012 was $2.1 million and $.6 million, respectively. As of June 30, 2013, $6.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years.

A summary of restricted stock unit activity for the six months ended June 30, 2013 follows (shares in thousands):

		Weighted-
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
Outstanding at December 31, 2012	361	$25.12
Granted	207	23.66
Vested	(150)	28.84
Forfeited and expired	(5)	23.60

Outstanding at June 30, 2013	413	23.58

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2013 and 2012 was $4.9 million and $3.2 million, respectively. As of June 30, 2013, there was $6.1 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the six months ended June 30, 2013 and 2012 was $4.3 million and $4.1 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2013 and 2012 was $1.2 million and $.3 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2013 and 2012 was $2.4 million and $8.2 million, respectively. The amount for the six months ended June 30, 2013 and 2012 was $2.7 million and $9.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2013 and 2012 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2013
Customer revenue	$858.6		$739.7	$118.9
Intersegment		$(16.9)	.4	16.5

Total revenue	$858.6	$(16.9)	$740.1	$135.4

Operating income	$38.0	$(23.5)	$29.2	$32.3

Three Months Ended June 30, 2012
Customer revenue	$921.3		$815.7	$105.6
Intersegment		$(37.6)	.6	37.0

Total revenue	$921.3	$(37.6)	$816.3	$142.6

Operating income	$79.0	$(26.7)	$64.9	$40.8

Six Months Ended June 30, 2013
Customer revenue	$1,668.5		$1,462.7	$205.8
Intersegment		$(34.2)	.9	33.3

Total revenue	$1,668.5	$(34.2)	$1,463.6	$239.1

Operating income	$39.6	$(44.7)	$51.8	$32.5

Six Months Ended June 30, 2012
Customer revenue	$1,849.7		$1,638.7	$211.0
Intersegment		$(69.6)	1.4	68.2

Total revenue	$1,849.7	$(69.6)	$1,640.1	$279.2

Operating income	$143.4	$(38.8)	$106.4	$75.8

Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes (in millions of dollars):

	Three Months		Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012
Total segment operating income	$61.5	$105.7	$84.3	$182.2
Interest expense	(2.6)	(7.9)	(5.3)	(17.2)
Other income (expense), net	14.1	4.1	9.2	(9.1)
Corporate and eliminations	(23.5)	(26.7)	(44.7)	(38.8)

Total income before income taxes	$49.5	$75.2	$43.5	$117.1

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months		Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012
Services
Systems integration and consulting	$234.7	$263.8	$446.5	$571.3
Outsourcing	354.7	396.2	716.0	747.6
Infrastructure services	105.5	107.6	210.6	222.9
Core maintenance	44.8	48.1	89.6	96.9

	739.7	815.7	1,462.7	1,638.7
Technology
Enterprise-class software and servers	112.2	100.8	192.2	196.5
Other technology	6.7	4.8	13.6	14.5

	118.9	105.6	205.8	211.0

Total	$858.6	$921.3	$1,668.5	$1,849.7

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months		Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012
United States	$344.0	$367.3	$671.1	$750.3
United Kingdom	95.3	115.1	197.4	211.3
Other international	419.3	438.9	800.0	888.1

Total	$858.6	$921.3	$1,668.5	$1,849.7

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2012 and June 30, 2013 is as follows (in millions of dollars):

		Translation	Postretirement
	Total	Adjustments	Plans
Balance at December 31, 2012	$(4,133.6)	$(634.3)	$(3,499.3)

Other comprehensive income before reclassifications	(32.6)	(71.5)	38.9

Amounts reclassified from accumulated other comprehensive income	92.1	—	92.1

Current period other comprehensive income	59.5	(71.5)	131.0

Balance at June 30, 2013	$(4,074.1)	$(705.8)	$(3,368.3)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and six months ended June 30, 2013 were as follows (in millions of dollars):

	Three Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013
Amortization of prior service cost*	$.3	$.5
Amortization of actuarial losses*	47.0	95.3

Total before tax	47.3	95.8
Income tax benefit	(1.9)	(3.7)

Net of tax	$45.4	$92.1

*	These items are included in net periodic postretirement cost (see note (b)).

Noncontrolling interests as of December 31, 2012 and June 30, 2013 are as follows (in millions of dollars):

Noncontrolling
Interests
Balance at December 31, 2012	$11.5
Net income	4.8
Translation adjustments	(3.7)
Postretirement plans	4.4

Balance at June 30, 2013	$17.0

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the six months ended June 30, 2013 and 2012 for income taxes was $33.4 million and $15.7 million, respectively.

Cash paid during the six months ended June 30, 2013 and 2012 for interest was $6.4 million and $23.8 million, respectively.

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

In December 2007, Lufthansa AG sued Unisys Deutschland GmbH, a Unisys subsidiary (Unisys Germany), in the District Court of Frankfurt, Germany, for allegedly failing to perform properly its obligations during the initial phase of a 2004 software design and development contract relating to a Lufthansa customer loyalty program. Under the contract, either party was free to withdraw from the project at the conclusion of the initial design phase. Rather than withdraw, Lufthansa instead terminated the contract and failed to pay the balance owed to Unisys Germany for the initial phase. Lufthansa’s lawsuit alleges that Unisys Germany breached the contract by failing to deliver a proper design for the new system and seeks approximately 21.4 million Euros in damages. The company believes it has valid defenses and filed its defense and a counterclaim in the amount of approximately 1.5 million Euros. On July 2, 2013, the District Court issued a decision finding Unisys Germany liable for failing to perform its obligations under the initial phase of the contract. It also dismissed Unisys Germany’s counterclaim. The District Court did not conduct the damage phase of the proceeding. Unisys Germany has the right to immediately appeal the decision on liability and will do so promptly. The company and outside counsel believe that the District Court decision is flawed and that there are very good arguments to challenge it. Under German law, the appellate court will review the case de novo without deference to the factual findings or legal conclusions of the District Court.

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2013, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $130 million.

The company is involved in two matters arising from the sale of its Health Information Management (HIM) business to Molina Information Systems, LLC (Molina) under a 2010 Asset Purchase Agreement (APA). The HIM business provided system solutions and services to state governments, including the States of Maine and Idaho, for administering Medicaid programs. In November 2012, Molina advised the company that Maine has demanded payment of about $32 million from Molina for a six month project delay in the implementation of Maine’s new Medicaid management system. Under the indemnity provision in the APA, the company has accepted a partial indemnity obligation and undertaken the defense of the matter. The company believes there are valid defenses to the allegations made by Maine. In August 2012, Molina sued the company in Federal District Court in Delaware alleging breaches of contract, negligent misrepresentation and intentional misrepresentation with respect to the APA and the Medicaid contract with Idaho. Molina sought compensatory damages, punitive damages, lost profits, indemnification, and declaratory relief. Molina alleged losses of approximately $35 million in the complaint. In June 2013, the District Court granted the company’s motion to dismiss the complaint and gave Molina until August 13, 2013 to replead certain claims and file an amended complaint.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2013, it has adequate provisions for any such matters.

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

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to full valuation allowance, except with respect refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly depending on the geographic distribution of income.

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

As a result of the ownership change, utilization of the company’s Tax Attributes will be subject to an estimated overall annual limitation determined in part by multiplying the total adjusted aggregate market value of the company’s common stock immediately preceding the ownership change (approximately $1.6 billion) by the applicable long-term tax-exempt rate (4.47% for February 2011), subject to increase or decrease based on the built-in gain or built-in loss, if any, in the company’s assets at the time of the ownership change. Any unused annual limitation may be carried over to later years. Future U.S. taxable income may not be fully offset by existing Tax Attributes, if such income exceeds the company’s annual limitation. However, based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

k. Long-Term Debt. During the six months ended June 30, 2012, the company retired a total of $68.5 million of its long-term debt comprised of all of the then remaining $25.5 million of its 14 1/4% senior secured notes due 2015, $40.0 million of its 12.5% senior notes due 2016 and $3.0 million of its 12.75% senior secured notes due 2014. As a result of these retirements, the company recognized a charge of $7.5 million in “Other income (expense), net” in the six months ended June 30, 2012, which is comprised of $6.5 million of premium and expenses paid and $1.0 million for the write off of unamortized discounts, issuance costs and gain related to the portion of the notes retired.

l. Sale of Business. On March 30, 2012, the company completed the sale of its interest in its South African joint venture and reported a pretax gain of $10.6 million, which was reported as a reduction of selling, general and administrative expense in the company’s consolidated statement of income. Since the sale, the company has served this market through a distributor. The joint venture, which had operations in both of the company’s reporting segments of Services and Technology, generated full year 2011 revenue and pretax income of $39.9 million and $7.9 million, respectively. Principally due to higher project-based revenue, particularly public sector in-quarter sell and bill revenue, the joint venture generated first quarter 2012 revenue and pretax income of $47.6 million and $7.6 million, respectively.

m. Foreign Currency Translation. Due to inflation rates in recent years, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective February 13, 2013, the Venezuelan government devalued its currency (Bolivar Fuerte) by resetting the official exchange rate from 4.30 to the U.S. dollar to 6.30 to the U.S. dollar. As a result, the company recorded a pretax foreign exchange loss in the first quarter of 2013 of $6.5 million. At June 30, 2013, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $14 million.

n. Stockholder’s Equity. On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the three months ended June 30, 2013, the company repurchased an aggregate of .6 million shares of common stock for approximately $11.5 million. Actual cash disbursements for repurchased shares may differ if the settlement date for shares repurchased occurs after the end of the quarter. At June 30, 2013, there remained approximately $38.5 million available for future repurchases under the Board authorization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s results in the first half of 2013 were impacted by lower revenue in its Services segment, reflecting a soft demand environment. In particular, the company’s systems integration revenue declined 22% in the first half of 2013 due to lower demand for project-based services and solutions.

The company reported a first half 2013 net loss of $13.5 million, or $.31 per diluted share, compared with first half 2012 net income of $60.0 million, or $1.33 per diluted share. Included in the six months ended June 30, 2012 was $7.6 million of pretax income from the operations of the company’s South African subsidiary which was sold in March of 2012 and a $10.6 million pretax gain on the sale of this subsidiary (see Note (l) of the Notes to Consolidated Financial Statements).

Revenue for the six months ended June 30, 2013 was $1,668.5 million compared with $1,849.7 million for the six months ended June 30, 2012. Revenue for the six months ended June 30, 2012 included $47.6 million (principally public sector in-period sell and bill revenue) from the company’s South African subsidiary, which was sold on March 31, 2012.

Results of operations

Company results

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

Revenue for the quarter ended June 30, 2013 was $858.6 million compared with $921.3 million for the second quarter of 2012, a decrease of 7% from the prior year. Foreign currency fluctuations had a 1-percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 9% and Technology revenue increased 13% in the current quarter compared with the year-ago period. U.S. revenue decreased 6% in the second quarter compared with the year-ago period. International revenue decreased 7% in the current quarter principally due to declines in Europe and Asia/Pacific partially offset by an increase in Latin America. Foreign currency had a 1-percentage-point negative impact on international revenue in the three months ended June 30, 2013 compared with the three months ended June 30, 2012.

Total gross profit margin was 23.4% in the three months ended June 30, 2013 compared with 26.4% in the three months ended June 30, 2012 reflecting lower year-over-year volume in the Services segment as well as the mix of Technology segment revenue.

Selling, general and administrative expense in the three months ended June 30, 2013 was $144.9 million (16.9% of revenue) compared with $142.0 million (15.4% of revenue) in the year-ago period.

Research and development (R&D) expenses in the second quarter of 2013 were $17.8 million compared with $22.2 million in the second quarter of 2012.

For the second quarter of 2013, the company reported an operating profit of $38.0 million compared with an operating profit of $79.0 million in the second quarter of 2012.

For the three months ended June 30, 2013, pension expense was $22.8 million compared with pension expense of $21.1 million for the three months ended June 30, 2012. Included in pension expense for the three months ended June 30, 2012 was a curtailment gain of $5.7 million related to amendments to a defined benefit plan in the Netherlands. For the full year 2013, the company expects to recognize pension expense of approximately $91 million compared with $108.2 million for the full year of 2012. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended June 30, 2013 was $2.6 million compared with $7.9 million for the three months ended June 30, 2012 reflecting the company’s 2012 debt reduction actions.

Other income (expense), net was income of $14.1 million in the second quarter of 2013 compared with income of $4.1 million in 2012. Included in the second quarter of 2013 and 2012 were foreign exchange gains of $15.7 million and $3.1 million, respectively.

Income before income taxes for the three months ended June 30, 2013 was $49.5 million compared with income of $75.2 million for the three months ended June 30, 2012. The provision for income taxes was $22.7 million in the current quarter compared with a $22.1 million in the year-ago period. As discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.

In March of 2013, the UK government announced its intention to reduce the UK corporate tax rate to 21% effective April 1, 2014 and to 20% effective April 1, 2015. This change, which is included in the UK Finance Act of 2013, will be considered to be enacted for U.S. GAAP purposes in Q3 2013 since all legislative procedures required were completed and the Finance Act of 2013 received Royal Assent in July, 2013. It is expected that the rate change will increase the company’s income tax provision by approximately $11.7 million due to the impact on the company’s UK net deferred tax assets.

Net income for the three months ended June 30, 2013 was $20.4 million, or $.46 per diluted share, compared with net income of $46.6 million, or $.99 per diluted share, for the three months ended June 30, 2012.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

Revenue for the six months ended June 30, 2013 was $1,668.5 million compared with $1,849.7 million for the six months ended June 30, 2012. Foreign currency fluctuations had a 1-percentage point negative impact on revenue in the current period compared with the year-ago period. Revenue for the six months ended June 30, 2012 included $47.6 million (principally public sector in-quarter sell and bill revenue) from the company’s South African subsidiary, which was sold on March 31, 2012.

Services revenue decreased 11% and Technology revenue decreased 2% in the first half of 2013 compared with the year-ago period. U.S. revenue decreased 11% in the first half of 2013 compared with the year-ago period. International revenue decreased 9% in the current period principally due to declines in Europe and Asia/Pacific partially offset by an increase in Latin America. Foreign currency had a 1-percentage-point negative impact on international revenue in the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

Total gross profit margin was 21.7% in the six months ended June 30, 2013 compared with 25.4% in the six months ended June 30, 2012 reflecting lower year-over-year volume in the Services segment as well as the mix of Technology segment revenue.

Selling, general and administrative expense in the six months ended June 30, 2013 was $287.1 million (17.2% of revenue) compared with $283.4 million (15.3% of revenue) in the year-ago period. The prior-year period includes a gain of $10.6 million related to the sale of the company’s South African subsidiary which was recorded as a reduction of selling, general and administrative expense (see Note (l) of the Notes to Consolidated Financial Statements).

Research and development (R&D) expenses in the first half of 2013 were $34.8 million compared with $42.2 million in the first half of 2012.

For the first half of 2013, the company reported an operating profit of $39.6 million compared with an operating profit of $143.4 million in the first half of 2012.

For the six months ended June 30, 2013, pension expense was $46.0 million compared with pension expense of $46.8 million for the six months ended June 30, 2012.

Interest expense for the six months ended June 30, 2013 was $5.3 million compared with $17.2 million for the six months ended June 30, 2012 reflecting the company’s 2012 debt reduction actions.

Other income (expense), net was income of $9.2 million in the first half of 2013 compared with expense of $9.1 million in 2012. Included in the first half of 2013 were foreign exchange gains of $11.5 million. Included in the first half of 2012 were debt reduction charges of $7.5 million and foreign exchange losses of $3.9 million.

Income before income taxes for the six months ended June 30, 2013 was $43.5 million compared with income of $117.1 million for the six months ended June 30, 2012. The provision for income taxes was $44.1 million in the current period as well as the year-ago period.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2013 and 2012 was $2.4 million and $8.2 million, respectively. The amount for the six months ended June 30, 2013 and 2012 was $2.7 million and $9.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2013 compared with the three months ended June 30, 2012

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2013
Customer revenue	$858.6		$739.7	$118.9
Intersegment		$(16.9)	.4	16.5

Total revenue	$858.6	$(16.9)	$740.1	$135.4

Gross profit percent	23.4%		18.2%	59.4%

Operating profit percent	4.4%		4.0%	23.9%

Three Months Ended June 30, 2012
Customer revenue	$921.3		$815.7	$105.6
Intersegment		$(37.6)	.6	37.0

Total revenue	$921.3	$(37.6)	$816.3	$142.6

Gross profit percent	26.4%		21.0%	63.4%

Operating profit percent	8.6%		8.0%	28.6%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months
	Ended June 30		Percent
	2013	2012	Change
Services
Systems integration and consulting	$234.7	$263.8	(11.0)%
Outsourcing	354.7	396.2	(10.5)%
Infrastructure services	105.5	107.6	(2.0)%
Core maintenance	44.8	48.1	(6.9)%

	739.7	815.7	(9.3)%
Technology
Enterprise-class software and servers	112.2	100.8	11.3%
Other technology	6.7	4.8	39.6%

	118.9	105.6	12.6%

	$858.6	$921.3	(6.8)%

In the Services segment, customer revenue was $739.7 million for the three months ended June 30, 2013, down 9.3% from the three months ended June 30, 2012 as demand remained soft in a challenging IT spending environment. Foreign currency translation had a 1-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 11.0% to $234.7 million in the June 2013 quarter from $263.8 million in the June 2012 quarter. The decline was due to lower demand for project-based services and solutions, particularly public sector in-quarter sell and bill revenue.

Outsourcing revenue decreased 10.5% for the three months ended June 30, 2013 to $354.7 million compared with the three months ended June 30, 2012 principally due to a decrease in information technology (IT) outsourcing. In addition, hardware and software sales to outsourcing customers were lower in the current period compared with the year-ago period.

Infrastructure services revenue decreased 2.0% for the three month period ended June 30, 2013 compared with the three month period ended June 30, 2012.

Core maintenance revenue declined 6.9% in the current quarter compared with the prior-year quarter.

Services gross profit was 18.2% in the second quarter of 2013 compared with 21.0% in the year-ago period. Services operating income percent was 4.0% in the three months ended June 30, 2013 compared with 8.0% in the three months ended June 30, 2012. The declines in both gross profit and operating profit margins were due to lower services revenue, particularly in the systems integration and consulting business.

In the Technology segment, customer revenue increased 12.6% to $118.9 million in the current quarter compared with $105.6 million in the year-ago period, driven by higher sales of ClearPath products. Foreign currency translation had a positive impact of approximately 5-percentage points on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers increased 11.3% for the three months ended June 30, 2013 compared with the three months ended June 30, 2012. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology increased $1.9 million for the three months ended June 30, 2013 compared with the three months ended June 30, 2012, principally due to higher sales of third-party technology products.

Technology gross profit was 59.4% in the current quarter compared with 63.4% in the year-ago quarter. Technology operating profit percent was 23.9% in the three months ended June 30, 2013 compared with 28.6% in the three months ended June 30, 2012. Despite the increase in ClearPath revenue, the Technology segment’s margins were down due to the mix of Technology revenue in the current period compared with the prior-year period.

Six months ended June 30, 2013 compared with the six months ended June 30, 2012

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2013
Customer revenue	$1,668.5		$1,462.7	$205.8
Intersegment		$(34.2)	.9	33.3

Total revenue	$1,668.5	$(34.2)	$1,463.6	$239.1

Gross profit percent	21.7%		17.8%	53.5%

Operating profit percent	2.4%		3.5%	13.6%

Six Months Ended June 30, 2012
Customer revenue	$1,849.7		$1,638.7	$211.0
Intersegment		$(69.6)	1.4	68.2

Total revenue	$1,849.7	$(69.6)	$1,640.1	$279.2

Gross profit percent	25.4%		19.9%	62.8%

Operating profit percent	7.8%		6.5%	27.1%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Six Months
	Ended June 30		Percent
	2013	2012	Change
Services
Systems integration and consulting	$446.5	$571.3	(21.8)%
Outsourcing	716.0	747.6	(4.2)%
Infrastructure services	210.6	222.9	(5.5)%
Core maintenance	89.6	96.9	(7.5)%

	1,462.7	1,638.7	(10.7)%
Technology
Enterprise-class software and servers	192.2	196.5	(2.2)%
Other technology	13.6	14.5	(6.2)%

	205.8	211.0	(2.5)%

Total	$1,668.5	$1,849.7	(9.8)%

In the Services segment, customer revenue was $1,462.7 million for the six months ended June 30, 2013, a decline of 10.7% when compared with the six months ended June 30, 2012 as demand remained soft in a challenging IT spending environment. Foreign currency translation had a 1-percentage-point negative impact on Services revenue in the current period compared with the year-ago period.

Revenue from systems integration and consulting was $446.5 million for the six months ended June 30, 2013 compared with $571.3 million for the six months ended June 30, 2012. The decline was due to lower demand for project-based services and solutions, particularly public sector in-quarter sell and bill revenue. Revenue in the first half of 2012 included $43.4 million (principally public sector in-quarter sell and bill revenue) from the company’s South African subsidiary, which was sold on March 31, 2012.

Outsourcing revenue decreased 4.2% for the six months ended June 30, 2013 to $716.0 million compared with the six months ended June 30, 2012.

Infrastructure services revenue decreased 5.5% for the six month period ended June 30, 2013 compared with the six month period ended June 30, 2012.

Core maintenance revenue declined 7.5% in the current six-month period compared with the prior-year period.

Services gross profit was 17.8% in the first half of 2013 compared with 19.9% in the year-ago period. Services operating profit percent was 3.5% in the six months ended June 30, 2013 compared with 6.5% in the six months ended June 30, 2012. The declines in both gross profit and operating profit margins were due to lower services revenue, particularly in the systems integration and consulting business.

In the Technology segment, customer revenue decreased 2.5% to $205.8 million in the first half of 2013 compared with $211.0 million in the year-ago period. Foreign currency translation had a negative impact of approximately 1-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers decreased 2.2% for the six months ended June 30, 2013 compared with the six months ended June 30, 2012. An increase in sales of the company’s ClearPath products was more than offset by lower sales of other enterprise-class software and servers.

Revenue from other technology decreased $.9 million for the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

Technology gross profit was 53.5% in the current six-month period compared with 62.8% in the year-ago period. Technology operating profit percent was 13.6% in the six months ended June 30, 2013 compared with 27.1% in the six months ended June 30, 2012. Despite the increase in ClearPath revenue, the Technology segment’s margins are down due to the mix of Technology revenue in the current period compared with the prior-year period.

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

Cash and cash equivalents at June 30, 2013 were $575.6 million compared with $655.6 million at December 31, 2012.

As of June 30, 2013, approximately $358 million of cash and cash equivalents were held by the company’s foreign subsidiaries. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the six months ended June 30, 2013, cash provided by operations was $30.2 million compared with $90.5 million for the six months ended June 30, 2012. The decline was due in part to a net loss for the current period of $.6 million compared with net income in the prior-year period of $73.0 million. Partially offsetting the reduction in cash flow from operations was a decrease in cash contributions to the company’s defined benefit pension plans. During the first half of 2013, the company contributed $61.3 million to such plans compared with $118.8 million during the first half of 2012. The principal reason for the decline in cash contributions was lower cash contributions to the company’s U.S. qualified defined benefit pension plan from $79.2 million in the prior-year period to $6.9 million in the current-year period.

Cash used for investing activities for the six months ended June 30, 2013 was $67.4 million compared with cash usage of $59.6 million during the six months ended June 30, 2012. Net purchases of investments were $2.7 million for the six months ended June 30, 2013 compared with net proceeds of $1.3 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $29.6 million compared with $28.6 million in the year-ago period, capital additions of properties were $16.2 million in 2013 compared with $17.9 million in 2012 and capital additions of outsourcing assets were $18.3 million in 2013 compared with $18.7 million in 2012.

Cash used for financing activities during the six months ended June 30, 2013 was $18.2 million compared with cash usage of $87.3 million during the six months ended June 30, 2012. The current-year period includes $11.5 million for common stock repurchases and the prior-year period includes cash payments for long-term debt of $75.0 million.

During the six months ended June 30, 2012, the company retired a total of $68.5 million of long-term debt which was comprised of all of the remaining $25.5 million of 14 1/4% senior secured notes due 2015, $40.0 million of 12.5% senior notes due 2016 and $3.0 million of 12.75% senior secured notes due 2014.

In June 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At June 30, 2013, the company had no borrowings and $24.1 million of letters of credit outstanding under the facility. At June 30, 2013, availability under the facility was $72.1 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At June 30, 2013, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2013, the company expects to make cash contributions to its worldwide defined benefit pension plans of approximately $140 million, which is comprised of $106 million primarily for non-U.S. defined benefit pension plans and $34 million for the company’s U.S. qualified defined benefit pension plan.

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

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2013 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $140 million, which is comprised of $34 million for the company’s U.S. qualified defined benefit pension plan and $106 million primarily for non-U.S. defined benefit pension plans.

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

The following table provides information relating to the company’s repurchase of common stock during the three months ended June 30, 2013.

				Approximate
				Dollar
				Value of
			Total Number	Shares That
			of Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of the	Under the
	Number	Average	Publicly	Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased	per Share	Plan	Plan

April 1, 2013 – April 30, 2013	392,332	$18.90	392,332	$42,585,235
May 1, 2013 – May 31, 2013	220,000	$18.69	220,000	$38,473,655
June 1, 2013 – June 30, 2013	—	$—	—	$38,473,655

Total	612,332	$18.82	612,332

Item 5.	Other Information

Effective August 1, 2013, Nancy Straus Sundheim, the company’s Senior Vice President, General Counsel and Secretary will leave the company. The company and Ms. Sundheim have entered into an agreement dated July 31, 2013 providing for Ms. Sundheim to receive payments equal to one year’s base salary and providing that, for 12 months following August 1, 2013, Ms. Sundheim will be entitled to participate in the company’s medical and dental plans at the same costs applicable to active employees of the company. The company and Ms. Sundheim have also agreed that she will make herself reasonably available to provide consulting services to the company for 12 months following August 1, 2013 for no additional compensation. The foregoing summary is qualified in its entirety by reference to the full text of the agreement, which is attached as Exhibit 10 to this report.

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: July 31, 2013	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the registrant’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.4	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

10	Agreement dated July 31, 2013 between Unisys Corporation and Nancy Straus Sundheim

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document