Form 10-Q
period 2013-09-30
UNISYS CORP
filed 2013-11-01
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of September 30, 2013: 43,912,250.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	September 30, 2013	December 31, 2012
Assets
Current assets
Cash and cash equivalents	$555.9	$655.6
Accounts and notes receivable, net	572.7	670.2
Inventories:
Parts and finished equipment	35.6	29.3
Work in process and materials	19.5	20.7
Deferred income taxes	17.0	21.6
Prepaid expenses and other current assets	126.6	115.0

Total	1,327.3	1,512.4

Properties	1,184.0	1,262.2
Less-Accumulated depreciation and amortization	1,018.6	1,085.8

Properties, net	165.4	176.4

Outsourcing assets, net	119.2	126.3
Marketable software, net	125.1	124.2
Prepaid postretirement assets	27.7	3.3
Deferred income taxes	139.8	162.7
Goodwill	189.7	192.3
Other long-term assets	143.5	122.8

Total	$2,237.7	$2,420.4

Liabilities and deficit
Current liabilities
Current maturities of long-term debt	$.1	$.3
Accounts payable	218.6	228.6
Deferred revenue	343.1	389.5
Other accrued liabilities	353.9	411.9

Total	915.7	1,030.3

Long-term debt	210.0	210.0
Long-term postretirement liabilities	2,404.8	2,553.5
Long-term deferred revenue	109.5	123.1
Other long-term liabilities	107.6	92.2
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock, net of issuance costs, 2.6 shares issued	249.7	249.7
Common stock, shares issued: 2013; 44.9, 2012; 44.3	.4	.4
Accumulated deficit	(1,904.0)	(1,891.0)
Treasury stock, shares at cost: 2013; 1.0, 2012; .4	(61.3)	(48.8)
Paid-in capital	4,229.8	4,223.1
Accumulated other comprehensive loss	(4,045.8)	(4,133.6)

Total Unisys stockholders’ deficit	(1,531.2)	(1,600.2)

Noncontrolling interests	21.3	11.5

Total deficit	(1,509.9)	(1,588.7)

Total	$2,237.7	$2,420.4

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue
Services	$720.0	$748.0	$2,182.7	$2,386.7
Technology	72.1	129.4	277.9	340.4

	792.1	877.4	2,460.6	2,727.1
Costs and expenses
Cost of revenue:
Services	580.3	612.5	1,797.1	1,927.0
Technology	40.3	46.3	130.5	112.5

	620.6	658.8	1,927.6	2,039.5

Selling, general and administrative	131.7	138.6	418.8	422.0
Research and development	15.8	18.8	50.6	61.0

	768.1	816.2	2,397.0	2,522.5

Operating profit	24.0	61.2	63.6	204.6
Interest expense	2.4	7.8	7.7	25.0
Other income (expense), net	1.9	(25.8)	11.1	(34.9)

Income before income taxes	23.5	27.6	67.0	144.7

Provision for income taxes	27.0	32.7	71.1	76.8

Consolidated net income (loss)	(3.5)	(5.1)	(4.1)	67.9
Net income attributable to noncontrolling interests	4.1	3.3	8.9	8.2

Net income (loss) attributable to Unisys Corporation	(7.6)	(8.4)	(13.0)	59.7

Preferred stock dividends	4.0	4.0	12.1	12.1

Net income (loss) attributable to Unisys Corporation common shareholders	$(11.6)	$(12.4)	$(25.1)	$47.6

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(.26)	$(.28)	$(.57)	$1.09

Diluted	$(.26)	$(.28)	$(.57)	$1.08

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

Consolidated net income (loss)	$(3.5)	$(5.1)	$(4.1)	$67.9

Other comprehensive income
Foreign currency translation	33.5	24.4	(41.7)	19.9
Postretirement adjustments, net of tax of $(7.8) and $5.9 in 2013 and $(2.8) and $(9.6) in 2012	(5.0)	19.2	130.4	66.6

Total other comprehensive income	28.5	43.6	88.7	86.5

Comprehensive income	25.0	38.5	84.6	154.4
Less comprehensive income attributable to noncontrolling interests	(4.3)	(3.1)	(9.8)	(9.9)

Comprehensive income attributable to Unisys Corporation	$20.7	$35.4	$74.8	$144.5

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Nine Months Ended September 30
	2013	2012*

Cash flows from operating activities
Consolidated net income (loss)	$(4.1)	$67.9
Add (deduct) items to reconcile consolidated net income (loss) to net cash provided by operating activities:
Foreign currency transaction losses	6.5	—
Loss on debt extinguishment	—	30.6
Employee stock compensation	10.8	11.8
Company stock issued for U.S. 401(k) plan	—	6.2
Depreciation and amortization of properties	35.1	41.8
Depreciation and amortization of outsourcing assets	39.4	44.1
Amortization of marketable software	46.4	42.5
Disposal of capital assets	1.4	6.2
Gain on sale of business	—	(11.7)
Pension plans contributions	(101.6)	(175.1)
Decrease in deferred income taxes, net	29.4	22.3
Decrease in receivables, net	66.3	58.0
(Increase) decrease in inventories	(5.6)	5.1
Decrease in accounts payable and other accrued liabilities	(123.3)	(137.7)
Increase in other liabilities	59.7	58.9
(Increase) decrease in other assets	(14.1)	39.2
Other	(.1)	(2.7)

Net cash provided by operating activities	46.2	107.4

Cash flows from investing activities
Proceeds from investments	3,850.2	2,786.6
Purchases of investments	(3,857.8)	(2,784.2)
Restricted deposits	1.1	(1.1)
Investment in marketable software	(47.3)	(42.9)
Capital additions of properties	(26.1)	(26.0)
Capital additions of outsourcing assets	(29.6)	(27.8)
Net proceeds from sale of business	—	5.2

Net cash used for investing activities	(109.5)	(90.2)

Cash flows from financing activities
Common stock repurchases	(11.5)	—
Dividends paid on preferred stock	(12.1)	(12.1)
Proceeds from exercise of stock options	4.5	.4
Payments of long-term debt	—	(388.9)
Proceeds from issuance of long-term debt	—	204.8
Proceeds from short-term borrowings	—	.2
Dividend paid to noncontrolling interests	—	(4.5)

Net cash used for financing activities	(19.1)	(200.1)

Effect of exchange rate changes on cash and cash equivalents	(17.3)	9.6

Decrease in cash and cash equivalents	(99.7)	(173.3)
Cash and cash equivalents, beginning of period	655.6	714.9

Cash and cash equivalents, end of period	$555.9	$541.6

*	Changed to conform to the current-year presentation. See note (o).

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

a. Earnings per Share. The following table shows how earnings per common share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2013 and 2012 (dollars in millions, shares in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(11.6)	$(12.4)	$(25.1)	$47.6

Weighted average shares	43,811	43,966	43,883	43,827

Total	$(.26)	$(.28)	$(.57)	$1.09

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(11.6)	$(12.4)	$(25.1)	$47.6
Add preferred stock dividends	—	—	—	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(11.6)	$(12.4)	$(25.1)	$47.6

Weighted average shares	43,811	43,966	43,883	43,827
Plus incremental shares from assumed conversions
Employee stock plans	—	—	—	446
Preferred stock	—	—	—	—

Adjusted weighted average shares	43,811	43,966	43,883	44,273

Total	$(.26)	$(.28)	$(.57)	$1.08

In the nine months ended September 30, 2013 and 2012, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,264 and 2,148, respectively. In the nine months ended September 30, 2013 and 2012, 6,913 (in thousands) of weighted-average mandatory convertible preferred stock were antidilutive and therefore excluded from the computation of diluted earnings per share in both periods.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three and nine months ended September 30, 2013 and 2012 is presented below (in millions of dollars):

	Three Months Ended Sept. 30, 2013			Three Months Ended Sept. 30, 2012
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.6	$—	$2.6	$2.3	$—	$2.3
Interest cost	82.0	55.3	26.7	91.3	63.8	27.5
Expected return on plan assets	(108.5)	(73.0)	(35.5)	(105.3)	(71.4)	(33.9)
Amortization of prior service cost	(.8)	.2	(1.0)	(.1)	.1	(.2)
Recognized net actuarial loss	48.1	35.1	13.0	41.7	31.9	9.8

Net periodic pension expense	$23.4	$17.6	$5.8	$29.9	$24.4	$5.5

	Nine Months Ended Sept. 30, 2013			Nine Months Ended Sept. 30, 2012
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$7.8	$—	$7.8	$6.5	$—	$6.5
Interest cost	244.3	165.1	79.2	272.7	188.2	84.5
Expected return on plan assets	(323.9)	(218.7)	(105.2)	(315.9)	(214.3)	(101.6)
Amortization of prior service cost	(1.2)	.5	(1.7)	.2	.5	(.3)
Recognized net actuarial loss	142.4	104.1	38.3	118.9	91.8	27.1
Curtailment gain	—	—	—	(5.7)	—	(5.7)

Net periodic pension expense	$69.4	$51.0	$18.4	$76.7	$66.2	$10.5

In 2013, the company estimates that it will make cash contributions of approximately $144 million to its worldwide defined benefit pension plans, which is comprised of $110 million primarily for non-U.S. defined benefit pension plans and $34 million for the company’s U.S. qualified defined benefit pension plan. In 2012, the company made cash contributions of $201.5 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2013 and 2012, $101.6 million and $175.1 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2013 and 2012 is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Service cost	$.2	$.2	$.5	$.4
Interest cost	2.0	2.2	6.0	6.7
Expected return on assets	(.2)	(.1)	(.4)	(.4)
Amortization of prior service cost	.5	.4	1.4	1.3
Recognized net actuarial loss	1.4	1.1	4.1	3.3

Net periodic postretirement benefit expense	$3.9	$3.8	$11.6	$11.3

The company expects to make cash contributions of approximately $20 million to its postretirement benefit plan in 2013 compared with $20.4 million in 2012. For the nine months ended September 30, 2013 and 2012, $11.0 million and $12.1 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At September 30, 2013 and 2012, the notional amount of these contracts was $472.3 million and $409.0 million, respectively. At September 30, 2013 and 2012, the fair value of such contracts was a net gain of $.6 million and $.7 million, respectively, of which $1.8 million and $.9 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $1.2 and $.2 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the nine months ended September 30, 2013 and 2012, changes in the fair value of these instruments was a net loss of $6.9 million and a gain of $2.3 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At September 30, 2013 and December 31, 2012, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $13 million and $15 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2013, 3.2 million shares of unissued common stock of the company were available for granting under these plans.

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

During the nine months ended September 30, 2013 and 2012, the company recorded $10.8 million and $11.8 million of share-based compensation expense, respectively, which is comprised of $2.7 million and $4.7 million of restricted stock unit expense and $8.1 million and $7.1 million of stock option expense, respectively.

A summary of stock option activity for the nine months ended September 30, 2013 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2012	2,766	$35.50
Granted	755	23.64
Exercised	(432)	10.47
Forfeited and expired	(230)	76.10

Outstanding at Sept. 30, 2013	2,859	32.84	2.66	$9.4

Expected to vest at Sept. 30, 2013	1,341	24.39	3.77	3.6

Exercisable at Sept. 30, 2013	1,483	40.72	1.63	5.8

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2013 and 2012 was $5.7 million and $.8 million, respectively. As of September 30, 2013, $4.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2013 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2012	361	$25.12
Granted	215	23.44
Vested	(150)	28.84
Forfeited and expired	(21)	27.83

Outstanding at Sept. 30, 2013	405	23.22

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2013 and 2012 was $5.0 million and $3.2 million, respectively. As of September 30, 2013, there was $1.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the nine months ended September 30, 2013 and 2012 was $4.3 million and $4.1 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2013 and 2012 was $4.5 million and $.4 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2013 and 2012 was $1.0 million and $.4 million, respectively. The amount for the nine months ended September 30, 2013 and 2012 was $3.7 million and $9.8 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2013 and 2012 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended Sept. 30, 2013
Customer revenue	$792.1		$720.0	$72.1
Intersegment		$(22.3)	.4	21.9

Total revenue	$792.1	$(22.3)	$720.4	$94.0

Operating income (loss)	$24.0	$(20.9)	$55.2	$(10.3)

Three Months Ended Sept. 30, 2012
Customer revenue	$877.4		$748.0	$129.4
Intersegment		$(16.2)	.6	15.6

Total revenue	$877.4	$(16.2)	$748.6	$145.0

Operating income	$61.2	$(25.8)	$44.8	$42.2

Nine Months Ended Sept. 30, 2013
Customer revenue	$2,460.6		$2,182.7	$277.9
Intersegment		$(56.5)	1.3	55.2

Total revenue	$2,460.6	$(56.5)	$2,184.0	$333.1

Operating income	$63.6	$(65.6)	$107.0	$22.2

Nine Months Ended Sept. 30, 2012
Customer revenue	$2,727.1		$2,386.7	$340.4
Intersegment		$(85.8)	2.0	83.8

Total revenue	$2,727.1	$(85.8)	$2,388.7	$424.2

Operating income	$204.6	$(64.6)	$151.2	$118.0

Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Total segment operating income	$44.9	$87.0	$129.2	$269.2
Interest expense	(2.4)	(7.8)	(7.7)	(25.0)
Other income (expense), net	1.9	(25.8)	11.1	(34.9)
Corporate and eliminations	(20.9)	(25.8)	(65.6)	(64.6)

Total income before income taxes	$23.5	$27.6	$67.0	$144.7

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Services
Systems integration and consulting	$227.7	$230.6	$674.2	$801.9
Outsourcing	339.4	363.3	1,055.3	1,110.9
Infrastructure services	104.7	107.1	315.3	330.0
Core maintenance	48.2	47.0	137.9	143.9

	720.0	748.0	2,182.7	2,386.7
Technology
Enterprise-class software and servers	54.6	123.5	246.9	320.0
Other technology	17.5	5.9	31.0	20.4

	72.1	129.4	277.9	340.4

Total	$792.1	$877.4	$2,460.6	$2,727.1

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
United States	$337.6	$344.0	$1,008.7	$1,094.3
United Kingdom	99.0	114.2	296.4	325.5
Other international	355.5	419.2	1,155.5	1,307.3

Total	$792.1	$877.4	$2,460.6	$2,727.1

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2012 and September 30, 2013 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2012	$(4,133.6)	$(634.3)	$(3,499.3)

Other comprehensive income before reclassifications	(51.4)	(42.4)	(9.0)

Amounts reclassified from accumulated other comprehensive income	139.2	—	139.2

Current period other comprehensive income	87.8	(42.4)	130.2

Balance at Sept. 30, 2013	$(4,045.8)	$(676.7)	$(3,369.1)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 were as follows (in millions of dollars):

	Three Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2013
Amortization of prior service cost*	$(.2)	$.3
Amortization of actuarial losses*	48.3	143.6

Total before tax	48.1	143.9
Income tax benefit	(1.0)	(4.7)

Net of tax	$47.1	$139.2

*	These items are included in net periodic postretirement cost (see note (b)).

Noncontrolling interests as of December 31, 2012 and September 30, 2013 are as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2012	$11.5
Net income	8.9
Translation adjustments	.7
Postretirement plans	.2

Balance at Sept. 30, 2013	$21.3

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the nine months ended September 30, 2013 and 2012 for income taxes was $50.1 million and $30.4 million, respectively.

Cash paid during the nine months ended September 30, 2013 and 2012 for interest was $12.9 million and $42.5 million, respectively.

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

The company had a competitively awarded contract with the Transportation Security Administration (TSA) that provided for the establishment of secure information technology environments in airports. The Civil Division of the Department of Justice, working with the Inspector General’s Office of the Department of Homeland Security, has reviewed issues relating to labor categorization and overtime on the TSA contract and cyber-intrusion protection under the TSA and a follow-on contract. The Civil Division is no longer actively involved in the review of these matters and has indicated that the company should address them directly with TSA. The company is involved in discussions with TSA regarding a contractual settlement on these matters. The company cannot now predict the duration or outcome of these discussions.

In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately 28 million Euros. Unisys Belgium filed its defense and counterclaim in April 2008, in the amount of approximately 18.5 million Euros. The company believes it has valid defenses to the claims and contends that the Belgian State’s termination of the contract was unjustified.

In December 2007, Lufthansa AG sued Unisys Deutschland GmbH, a Unisys subsidiary (Unisys Germany), in the District Court of Frankfurt, Germany, for allegedly failing to perform properly its obligations during the initial phase of a 2004 software design and development contract relating to a Lufthansa customer loyalty program. Under the contract, either party was free to withdraw from the project at the conclusion of the initial design phase. Rather than withdraw, Lufthansa instead terminated the contract and failed to pay the balance owed to Unisys Germany for the initial phase. Lufthansa’s lawsuit alleges that Unisys Germany breached the contract by failing to deliver a proper design for the new system and seeks approximately 21.4 million Euros in damages. The company believes it has valid defenses and filed its defense and a counterclaim in the amount of approximately 1.5 million Euros. In July 2013, the District Court issued a decision finding Unisys Germany liable for failing to perform its obligations under the initial phase of the contract. It also dismissed Unisys Germany’s counterclaim. The District Court did not conduct the damage phase of the proceeding. Unisys Germany appealed the decision on liability in August 2013. The company and outside counsel believe that the District Court decision is flawed and that there are very good arguments to challenge it. Under German law, the appellate court will review the case de novo without deference to the factual findings or legal conclusions of the District Court.

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2013, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $130 million.

The company is involved in two matters arising from the sale of its Health Information Management (HIM) business to Molina Information Systems, LLC (Molina) under a 2010 Asset Purchase Agreement (APA). The HIM business provided system solutions and services to state governments, including the States of Maine and Idaho, for administering Medicaid programs. In November 2012, Molina advised the company that Maine has demanded payment of about $32 million from Molina for a six month project delay in the implementation of Maine’s new Medicaid management system. Under the indemnity provision in the APA, the company has accepted a partial indemnity obligation and undertaken the defense of the matter. The company believes there are valid defenses to the allegations made by Maine. In August 2012, Molina sued the company in Federal District Court in Delaware alleging breaches of contract, negligent misrepresentation and intentional misrepresentation with respect to the APA and the Medicaid contract with Idaho. Molina sought compensatory damages, punitive damages, lost profits, indemnification, and declaratory relief. Molina alleged losses of approximately $35 million in the complaint. In June 2013, the District Court granted the company’s motion to dismiss the complaint and allowed Molina to replead certain claims and file an amended complaint. In August 2013, Molina filed an amended complaint. Molina continues to allege losses of approximately $35 million and again seeks compensatory damages, punitive damages, lost profits, indemnification and declaratory relief. Unisys has filed a motion to dismiss the amended complaint.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2013, it has adequate provisions for any such matters.

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

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to full valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly depending on the geographic distribution of income.

Included in the nine months ended September 30, 2013 is an increase in the company’s income tax provision of $11.4 million caused by a decrease in net deferred tax assets due to a UK rate change. The UK government reduced its corporate tax rate from 23% to 21% effective April 1, 2014, and from 21% to 20% effective April 1, 2015. These changes were considered to be enacted for U.S. GAAP purposes in July of 2013, when all legislative procedures were completed and the Finance Act of 2013 received Royal Assent.

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

k. Long-Term Debt. On August 21, 2012, the company issued $210 million of 6.25% senior notes due 2017. During the nine months ended September 30, 2012, the company retired an aggregate principal amount of $362.3 million of its long-term debt, comprised of all of the remaining $186.2 million of its 12.75% senior secured notes due 2014, all of the remaining $25.5 million of its 14 1⁄4% senior secured notes due 2015 and all of the remaining $150.6 million of its 12.50% senior notes due 2016. The company used cash on hand and the net proceeds from the issuance of the 6.25% senior notes due 2017 to fund the retirement of this debt. As a result of these retirements, the company recognized charges of $30.6 million in “Other income (expense), net” in the nine months ended September 30, 2012, comprised of $26.6 million of premium paid and $4.0 million for the write off of unamortized discounts, issuance costs and gain related to the portion of the notes retired. During the three months ended September 30, 2012, the company recognized $23.1 million of such charges.

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

m. Foreign Currency Translation. Due to inflation rates in recent years, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective February 13, 2013, the Venezuelan government devalued its currency (Bolivar Fuerte) by resetting the official exchange rate from 4.30 to the U.S. dollar to 6.30 to the U.S. dollar. As a result, the company recorded a pretax foreign exchange loss in the first quarter of 2013 of $6.5 million. At September 30, 2013, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $14.6 million.

n. Stockholder’s Equity. On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the nine months ended September 30, 2013, the company repurchased an aggregate of .6 million shares of common stock for approximately $11.5 million. Actual cash disbursements for repurchased shares may differ if the settlement dates for shares repurchased occurs after the end of the quarter. At September 30, 2013, there remained approximately $38.5 million available for future repurchases under the Board authorization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s results for the first nine months of 2013 were impacted by lower revenue for IT services and technology. Revenue for the nine months ended September 30, 2013 was $2,460.6 million compared with $2,727.1 million for the nine months ended September 30, 2012. Services revenue over the first nine months of 2013 declined 9%, primarily reflecting lower revenue for project-based services and solutions. Technology revenue, which can vary significantly from quarter to quarter based on the timing of customer purchases, declined 18% in the first nine months of 2013 due to lower sales of enterprise-class software and servers.

Reflecting lower revenue, the company reported a nine month 2013 net loss of $25.1 million, or $.57 per diluted share, compared with net income of $47.6 million, or $1.08 per diluted share, in the first nine months of 2012. Results for the nine months ended September 30, 2012 included pretax income of $7.6 million from the operations of the company’s former South African subsidiary, which was sold in March 2012, and a $10.6 million pretax gain on the sale of this subsidiary (see Note (1) of the Notes to Consolidated Financial Statements). In addition, the results for the nine months ended September 30, 2012 include pretax charges of $30.6 million related to debt reduction charges (see Note (k) of the Notes to Consolidated Financial Statements).

Results of operations

Company results

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

The company’s 2013 third quarter was impacted by lower technology revenue, which can vary significantly from quarter to quarter based on the timing of customer purchases. Revenue for the quarter ended September 30, 2013 was $792.1 million compared with $877.4 million for the third quarter of 2012, a decrease of 10% from the prior year. Foreign currency fluctuations had a 1-percentage point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 4% and Technology revenue decreased 44% in the current quarter compared with the year-ago period. U.S. revenue decreased 2% in the third quarter compared with the year-ago period. International revenue decreased 15% in the current quarter due to declines in all regions. Foreign currency had a 2-percentage-point negative impact on international revenue in the three months ended September 30, 2013 compared with the three months ended September 30, 2012.

Total gross profit margin was 21.7% in the three months ended September 30, 2013 compared with 24.9% in the three months ended September 30, 2012 reflecting lower revenue and margin in company’s technology business.

Selling, general and administrative expense in the three months ended September 30, 2013 was $131.7 million (16.6% of revenue) compared with $138.6 million (15.8% of revenue) in the year-ago period.

Research and development (R&D) expenses in the third quarter of 2013 were $15.8 million compared with $18.8 million in the third quarter of 2012.

For the third quarter of 2013, the company reported an operating profit of $24.0 million compared with an operating profit of $61.2 million in the third quarter of 2012.

For the three months ended September 30, 2013, pension expense was $23.4 million compared with pension expense of $29.9 million for the three months ended September 30, 2012. Included in pension expense for the three months ended September 30, 2012 was a curtailment gain of $5.7 million related to amendments to a defined benefit plan in the Netherlands. For the full year 2013, the company expects to recognize pension expense of approximately $94 million compared with $108.2 million for the full year of 2012. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended September 30, 2013 was $2.4 million compared with $7.8 million for the three months ended September 30, 2012 reflecting the company’s 2012 debt reduction actions.

Other income (expense), net was income of $1.9 million in the third quarter of 2013 compared with an expense of $25.8 million in the third quarter of 2012. Included in the third quarter of 2012 was a $23.1 million charge related to debt redemptions.

Income before income taxes for the three months ended September 30, 2013 was $23.5 million compared with income of $27.6 million for the three months ended September 30, 2012. The provision for income taxes was $27.0 million in the current quarter compared with $32.7 million in the year-ago period. Included in the provision for income taxes for the three months ended September 30, 2013 and 2012 was $11.4 million and $9.2 million, respectively, related to UK tax rate changes, as discussed in note (j) of the Notes to Consolidated Financial Statements.

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

For the three months ended September 30, 2013, the company reported a net loss of $11.6 million, or $.26 per diluted share, compared with a net loss of $12.4 million, or $.28 per diluted share, for the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

Revenue for the nine months ended September 30, 2013 was $2,460.6 million compared with $2,727.1 million for the nine months ended September 30, 2012. Foreign currency fluctuations had a 1-percentage point negative impact on revenue in the current period compared with the year-ago period. Revenue for the nine months ended September 30, 2012 included $47.6 million (principally public sector in-quarter sell and bill revenue) from the company’s South African subsidiary, which was sold on March 31, 2012.

Services revenue decreased 9% and Technology revenue decreased 18% for the nine months ended September 30, 2013 compared with the year-ago period. U.S. revenue decreased 8% in the current period compared with the year-ago period.

International revenue decreased 11% in the current period due to declines in all regions. Foreign currency had a 2-percentage-point negative impact on international revenue in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

Total gross profit margin was 21.7% in the nine months ended September 30, 2013 compared with 25.2% in the nine months ended September 30, 2012 primarily reflecting a lower margin in the company’s technology business.

Selling, general and administrative expense in the nine months ended September 30, 2013 was $418.8 million (17.0% of revenue) compared with $422.0 million (15.5% of revenue) in the year-ago period. The prior-year period includes a gain of $10.6 million related to the sale of the company’s South African subsidiary which was recorded as a reduction of selling, general and administrative expense (see Note (l) of the Notes to Consolidated Financial Statements).

Research and development (R&D) expenses for the nine months ended September 30, 2013 were $50.6 million compared with $61.0 million in the prior-year period.

For the nine months ended September 30, 2013, the company reported an operating profit of $63.6 million compared with an operating profit of $204.6 million in the prior-year period.

For the nine months ended September 30, 2013, pension expense was $69.4 million compared with pension expense of $76.7 million for the nine months ended September 30, 2012.

Interest expense for the nine months ended September 30, 2013 was $7.7 million compared with $25.0 million for the nine months ended September 30, 2012 reflecting the company’s 2012 debt reduction actions.

Other income (expense), net was income of $11.1 million for the nine months ended September 30, 2013 compared with expense of $34.9 million in 2012. The current-year period includes $11.7 million of foreign exchange gains. Included in the prior-year period were debt reduction charges of $30.6 million and foreign exchange losses of $7.3 million.

Income before income taxes for the nine months ended September 30, 2013 was $67.0 million compared with income of $144.7 million for the nine months ended September 30, 2012. The provision for income taxes was $71.1 million in the current period compared with $76.8 million in the year-ago period. Included in the provision for taxes for the nine months ended September 30, 2013 and 2012 was $11.4 million and $9.2 million, respectively, related to UK tax rate changes, as discussed above.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2013 and 2012 was $1.0 million and $.4 million, respectively. The amount for the nine months ended September 30, 2013 and 2012 was $3.7 million and $9.8 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended Sept. 30, 2013
Customer revenue	$792.1		$720.0	$72.1
Intersegment		$(22.3)	.4	21.9

Total revenue	$792.1	$(22.3)	$720.4	$94.0

Gross profit percent	21.7%		21.1%	35.3%

Operating profit (loss) percent	3.0%		7.7%	(11.0)%

Three Months Ended Sept. 30, 2012
Customer revenue	$877.4		$748.0	$129.4
Intersegment		$(16.2)	.6	15.6

Total revenue	$877.4	$(16.2)	$748.6	$145.0

Gross profit percent	24.9%		19.9%	59.9%

Operating profit percent	7.0%		6.0%	29.1%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Percent Change
	2013	2012
Services
Systems integration and consulting	$227.7	$230.6	(1.3)%
Outsourcing	339.4	363.3	(6.6)%
Infrastructure services	104.7	107.1	(2.2)%
Core maintenance	48.2	47.0	2.6%

	720.0	748.0	(3.7)%
Technology
Enterprise-class software and servers	54.6	123.5	(55.8)%
Other technology	17.5	5.9	196.6%

	72.1	129.4	(44.3)%

Total	$792.1	$877.4	(9.7)%

In the Services segment, customer revenue was $720.0 million for the three months ended September 30, 2013, down 3.7% from the three months ended September 30, 2012. Foreign currency translation had a 2-percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting decreased 1.3% to $227.7 million in the September 2013 quarter from $230.6 million in the September 2012 quarter.

Outsourcing revenue decreased 6.6% for the three months ended September 30, 2013 to $339.4 million compared with the three months ended September 30, 2012 principally due to a decrease in information technology (IT) outsourcing, primarily in public sector customers in the Asia/Pacific region.

Infrastructure services revenue decreased 2.2% for the three month period ended September 30, 2013 compared with the three month period ended September 30, 2012.

Core maintenance revenue increased 2.6% in the current quarter compared with the prior-year quarter.

Services gross profit was 21.1% in the current quarter of 2013 compared with 19.9% in the year-ago period. Services operating income percent was 7.7% in the three months ended September 30, 2013 compared with 6.0% in the three months ended September 30, 2012.

In the Technology segment, customer revenue, which can vary significantly from quarter to quarter based on the timing of customer purchases, decreased 44.3% to $72.1 million in the current quarter compared with $129.4 million in the year-ago period, as ClearPath revenue decreased. Foreign currency translation had a negligible impact on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers decreased 55.8% for the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology increased $11.6 million for the three months ended September 30, 2013 compared with the three months ended September 30, 2012, principally due to higher sales of third-party technology products.

Technology gross profit was 35.3% in the current quarter compared with 59.9% in the year-ago quarter. Technology operating profit (loss) percent was (11.0)% in the three months ended September 30, 2013 compared with 29.1% in the three months ended September 30, 2012. The decrease in Technology gross profit and operating profit margins reflected the lower ClearPath revenue.

Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Nine Months Ended Sept. 30, 2013
Customer revenue	$2,460.6		$2,182.7	$277.9
Intersegment		$(56.5)	1.3	55.2

Total revenue	$2,460.6	$(56.5)	$2,184.0	$333.1

Gross profit percent	21.7%		18.9%	48.4%

Operating profit percent	2.6%		4.9%	6.7%

Nine Months Ended Sept. 30, 2012
Customer revenue	$2,727.1		$2,386.7	$340.4
Intersegment		$(85.8)	2.0	83.8

Total revenue	$2,727.1	$(85.8)	$2,388.7	$424.2

Gross profit percent	25.2%		19.9%	61.8%

Operating profit percent	7.5%		6.3%	27.8%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Nine Months Ended Sept. 30		Percent Change
	2013	2012
Services
Systems integration and consulting	$674.2	$801.9	(15.9)%
Outsourcing	1,055.3	1,110.9	(5.0)%
Infrastructure services	315.3	330.0	(4.5)%
Core maintenance	137.9	143.9	(4.2)%

	2,182.7	2,386.7	(8.6)%
Technology
Enterprise-class software and servers	246.9	320.0	(22.8)%
Other technology	31.0	20.4	52.0%

	277.9	340.4	(18.4)%

Total	$2,460.6	$2,727.1	(9.8)%

In the Services segment, customer revenue was $2,182.7 million for the nine months ended September 30, 2013, a decline of 8.6% when compared with the nine months ended September 30, 2012 principally due to a decline in systems integration and consulting revenue. Foreign currency translation had a 1-percentage-point negative impact on Services revenue in the current period compared with the year-ago period.

Revenue from systems integration and consulting was $674.2 million for the nine months ended September 30, 2013 compared with $801.9 million for the nine months ended September 30, 2012. The decline was due to lower demand for project-based services and solutions, particularly public sector in-quarter sell and bill revenue. Revenue in the first nine months of 2012 included $43.4 million (principally public sector in-quarter sell and bill revenue) from the company’s South African subsidiary, which was sold on March 31, 2012.

Outsourcing revenue decreased 5.0% for the nine months ended September 30, 2013 to $1,055.3 million compared with the nine months ended September 30, 2012.

Infrastructure services revenue decreased 4.5% for the nine month period ended September 30, 2013 compared with the nine month period ended September 30, 2012.

Core maintenance revenue declined 4.2% in the current nine-month period compared with the prior-year period.

Services gross profit was 18.9% in the first nine months of 2013 compared with 19.9% in the year-ago period. Services operating profit percent was 4.9% in the nine months ended September 30, 2013 compared with 6.3% in the nine months ended September 30, 2012.

In the Technology segment, customer revenue, which can vary significantly from quarter to quarter based on the timing of customer purchases, decreased 18.4% to $277.9 million in the first nine months of 2013 compared with $340.4 million in the year-ago period, as ClearPath revenue decreased. Foreign currency translation had a negative impact of approximately 1-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers decreased 22.8% for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology increased $10.6 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, principally due to higher sales of third-party technology products.

Technology gross profit was 48.4% in the current nine-month period compared with 61.8% in the year-ago period. Technology operating profit percent was 6.7% in the nine months ended September 30, 2013 compared with 27.8% in the nine months ended September 30, 2012. The decrease in Technology gross profit and operating profit margins reflected the lower ClearPath revenue.

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

Cash and cash equivalents at September 30, 2013 were $555.9 million compared with $655.6 million at December 31, 2012.

As of September 30, 2013, approximately $369 million of cash and cash equivalents were held by the company’s foreign subsidiaries. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the nine months ended September 30, 2013, cash provided by operations was $46.2 million compared with $107.4 million for the nine months ended September 30, 2012. Cash provided by operations during the first nine months of 2013 was positively impacted by a decrease in cash contributions to the company’s defined benefit pension plans. During the nine months ended September 30, 2013, the company contributed $101.6 million to such plans compared with $175.1 million during the nine months ended September 30, 2012. In the first nine months of 2013, the company made cash contributions of $20.4 million to its U.S. qualified defined benefit pension plan compared with $111.1 million in the prior-year period.

Cash used for investing activities for the nine months ended September 30, 2013 was $109.5 million compared with cash usage of $90.2 million during the nine months ended September 30, 2012. Net purchases of investments were $7.6 million for the nine months ended September 30, 2013 compared with net proceeds of $2.4 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $47.3 million compared with $42.9 million in the year-ago period, capital additions of properties were $26.1 million in 2013 compared with $26.0 million in 2012 and capital additions of outsourcing assets were $29.6 million in 2013 compared with $27.8 million in 2012.

Cash used for financing activities during the nine months ended September 30, 2013 was $19.1 million compared with cash usage of $200.1 million during the nine months ended September 30, 2012. The current-year period includes $11.5 million for common stock repurchases and the prior-year period includes cash payment for long-term debt of $388.9 million and net proceeds from the issuance of long-term debt of $204.8 million.

On August 21, 2012, the company issued $210 million of 6.25% senior notes due 2017. During the nine months ended September 30, 2012, the company retired an aggregate principal amount of $362.3 million of its long-term debt, comprised of all of the remaining $186.2 million of its 12.75% senior secured notes due 2014, all of the remaining $25.5 million of its 14 1⁄4% senior secured notes due 2015 and all of the remaining $150.6 million of its 12.50% senior notes due 2016. The company used cash on hand and the net proceeds from the issuance of the 6.25% senior notes due 2017 to fund the retirement of this debt.

In June 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At September 30, 2013, the company had no borrowings and $24.1 million of letters of credit outstanding under the facility. At September 30, 2013, availability under the facility was $75.5 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At September 30, 2013, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2013, the company expects to make cash contributions to its worldwide defined benefit pension plans of approximately $144 million, which is comprised of $110 million primarily for non-U.S. defined benefit pension plans and $34 million for the company’s U.S. qualified defined benefit pension plan.

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

The company has significant pension obligations and may be required to make significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2013 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $144 million, which is comprised of $34 million for the company’s U.S. qualified defined benefit pension plan and $110 million primarily for non-U.S. defined benefit pension plans.

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

The following table provides information relating to the company’s repurchase of common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan

July 1, 2013 – July 31, 2013	—	—	—	$38,473,655
Aug. 1, 2013 – Aug. 31, 2013	—	—	—	$38,473,655
Sept. 1, 2013 – Sept. 30, 2013	—	—	—	$38,473,655

Total	—	$—	—

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: November 1, 2013	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Scott Hurley
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