Form 10-K
period 2013-12-31
UNISYS CORP
filed 2014-02-24
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $953.8 million.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 28, 2013. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of February 18, 2014: 44,189,107

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Unisys Corporation’s annual report to stockholders for the year ended December 31, 2013 are incorporated by reference into Part I, Part II and Part IV hereof.

Portions of Unisys Corporation’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 15, “Segment information”, of the Notes to Consolidated Financial Statements appearing in our annual report to stockholders for the year ended December 31, 2013 (the “Unisys 2013 Annual Report to Stockholders”), and such information is incorporated herein by reference.

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

•	In infrastructure services, we provide design, warranty and support services for our customers’ IT infrastructure, including their networks, desktops, servers, and mobile and wireless devices.

•	In core maintenance, we provide maintenance of Unisys systems and products as well as of those of third party technology providers.

In the Technology segment, we design and develop servers, software and related products to help clients reduce costs, improve security, create agility and improve the efficiency of their data center environments. As a pioneer in large-scale computing, Unisys offers deep experience and rich technological capabilities in transaction-intensive, mission-critical environments. We provide a range of data center, infrastructure management and cloud computing offerings to help clients virtualize and automate their data-center environments. Product offerings include enterprise-class servers, such as the ClearPath family of servers, the Forward! by Unisys line of fabric servers, and the ES family of servers; the Unisys Stealth family of cybersecurity software; and operating system software and middleware.

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

Patents, Trademarks and Licenses

Unisys owns approximately 1,100 active U.S. patents and over 95 active patents granted in 12 non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, computing systems, relational database management, information storage, device/circuit manufacture and design, imaging, data compression and document recognition/handling. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

Unisys also maintains 25 U.S. trademark and service mark registrations, and over 1,440 additional trademark and service mark registrations in over 135 non-U.S. jurisdictions. These marks are valuable assets used on or in connection with our products and services, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality

Our revenue is affected by such factors as the introduction of new products and services, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.

Customers

No single customer accounts for more than 10% of our revenue. Sales of commercial products and services to various agencies of the U.S. government represented approximately 15% of total consolidated revenue in 2013. For more information on the risks associated with contracting with governmental entities, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2013 Annual Report to Stockholders which is incorporated herein by reference.

Backlog

In the Services segment, firm order backlog at December 31, 2013 was $4.8 billion, compared to $5.1 billion at December 31, 2012. Approximately $2.1 billion (44%) of 2013 backlog is expected to be filled in 2014. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.

Competition

Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our sales and marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2013 Annual Report to Stockholders which is incorporated herein by reference.

Research and Development

Unisys-sponsored research and development costs were $69.5 million in 2013, $85.1 million in 2012, and $76.1 million in 2011.

Environmental Matters

Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2014 and 2015.

Employees

At December 31, 2013, we employed approximately 22,800 people worldwide.

International and Domestic Operations

Financial information by geographic area is set forth in Note 15, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2013 Annual Report to Stockholders, and such information is incorporated herein by reference. For more information on the risks of doing business internationally, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2013 Annual Report to Stockholders which is incorporated herein by reference.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 15, 2014 is set forth below.

Name	Age	Position with Unisys
J. Edward Coleman	62	Chairman of the Board and Chief Executive Officer

Quincy L. Allen	53	Senior Vice President; Chief Marketing and Strategy Officer

Dominick Cavuoto	60	Senior Vice President; President, Technology, Consulting and Integration Solutions

Edward C. Davies	54	Senior Vice President; President, Federal Systems

Ronald S. Frankenfield	57	Senior Vice President; President, Global Managed Services

Janet Brutschea Haugen	55	Senior Vice President and Chief Financial Officer

Gerald P. Kenney	62	Senior Vice President, General Counsel and Secretary

David A. Loeser	59	Senior Vice President, Worldwide Human Resources

Suresh V. Mathews	60	Senior Vice President and Chief Information Officer

Jeffrey E. Renzi	53	Senior Vice President and President, Global Sales

M. Lazane Smith	59	Senior Vice President, Corporate Development

Scott A. Battersby	55	Vice President and Treasurer

Scott W. Hurley	55	Vice President and Corporate Controller

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

Mr. Allen was elected Senior Vice President and Chief Marketing and Strategy Officer in 2012. From 2009 to 2010, Mr. Allen had been the chief executive officer of Vertis, Inc., a company involved in market research, media planning, advertising and digital production. From 2001 to 2009, Mr. Allen held several senior positions at Xerox Corporation, including most recently as Vice President and President, Global Business and Strategic Marketing. Mr. Allen has been an officer since 2012.

Mr. Cavuoto has been Senior Vice President and President, Technology, Consulting and Integration Solutions since 2010. From 2009 until 2010, Mr. Cavuoto served as Senior Vice President and President, TCIS Worldwide Consulting & Integration Services and Worldwide Strategic Services. Prior to that time, he had been President, Global Industries and Worldwide Strategic Services since rejoining Unisys in 2008. From 2007 until 2008, Mr. Cavuoto served as Chief Executive Officer of Collabera, Inc. Prior to joining Collabera, Inc., Mr. Cavuoto served as Vice President of Unisys Worldwide Services Operations (2005-2006) and as Vice President and President of Unisys Global Financial Services (2001-2005). From 1994 until 2001, Mr. Cavuoto was Managing Partner at KPMG and Senior Vice President and Managing Director at KPMG Consulting Inc. Mr. Cavuoto has been an officer since 2009. Mr. Cavuoto has announced his retirement from Unisys effective March 31, 2014.

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

Mr. Kenney has been Senior Vice President, General Counsel and Secretary since November 2013. Prior to joining Unisys, he had been with NEC Corporation of America, the North American subsidiary of global technology company NEC Corporation, since 1999, serving most recently as Senior Vice President, General Counsel and Corporate Secretary (2004-2013). Mr. Kenney has been an officer since November 2013.

Mr. Loeser has been Senior Vice President, Worldwide Human Resources since May 2013. Prior to joining Unisys, Mr. Loeser was Executive Vice President, Human Resources for Mitel, a global provider of business communications and collaboration software and services (2012-2013). Before Mitel, he held strategic management and human resources executive positions with several multinational companies including Hostess Foods, Celanese, Quaker State, PepsiCo, Continental Airlines, Chevron, and CompuCom. Mr. Loeser has been an officer since May 2013.

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

Mr. Renzi was elected Senior Vice President in February 2014 and has been President, Global Sales since January 2014. Prior to joining Unisys, Mr. Renzi was Senior Vice President, Sales & Marketing, at Arise Virtual Solutions (2012-2013). From 2009 to 2012, Mr. Renzi held key sales and service management roles at Dell Corporation. From 2003 to 2009, Mr. Renzi served as Executive Vice President, Global Sales and Marketing, Alliances & Procurement, at Perot Systems. Prior to Perot Systems, he held a variety of sales leadership and individual sales contributor roles at Electronic Data Systems from 1989 to 2003. Mr. Renzi has been an officer since February 2014.

Ms. Smith has been Senior Vice President, Corporate Development since 2009. Prior to joining Unisys, she was Senior Vice President, Human Resources and Customer Service and Support at Gateway, Inc. (2006-2008). From 1993 until 2005, Ms. Smith held various leadership roles at CompuCom Systems, Inc., including serving as Senior Vice President and Chief Financial Officer from 1997 until 2005. Ms. Smith has been an officer since 2009.

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

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2013 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2013, we had ten major facilities in the United States with an aggregate floor space of approximately 1.6 million square feet, located primarily in Minnesota, Virginia, Pennsylvania, Utah, California and Texas. We owned one of these facilities, with aggregate floor space of approximately 0.3 million square feet; nine of these facilities, with approximately 1.3 million square feet of floor space, were leased to us. Approximately 1.4 million square feet of the U.S. facilities were in current operation and approximately 0.2 million square feet were subleased to others.

As of December 31, 2013, we had 8 major facilities outside the United States with an aggregate floor space of approximately 1.1 million square feet, located primarily in Australia, Brazil, India, the United Kingdom and New Zealand. We owned two of these facilities, with approximately 0.4 million square feet of floor space; six of these facilities, with approximately 0.7 million square feet of floor space, were leased to us.

We are currently marketing for sale one of the owned facilities with approximately 0.2 million square feet of floor space. Approximately 0.8 million square feet of the facilities outside the United States were in current operation and approximately 0.3 million square feet were subleased to others.

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

Information with respect to litigation is set forth in Note 14, “Litigation and contingencies”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2013 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2013 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2013, there were approximately 44.0 million shares outstanding and approximately 11,800 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.

On December 10, 2012, the company announced that its Board of Directors had provided authorization to enable the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014.

The following table provides information relating to the company’s repurchase of common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan
October 1, 2013 – October 31, 2013	—	$—	—	$38,473,655
November 1, 2013 – November 30, 2013	5,700	26.50	5,700	$38,322,612
December 1, 2013 – December 31, 2013	—	—	—	$38,322,612

Total	5,700	$26.50	5,700

ITEM 6.	SELECTED FINANCIAL DATA

A summary of selected financial data is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2013 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2013 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2013 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, cash flows and deficit for each of the three years in the period ended December 31, 2013, appearing in the Unisys 2013 Annual Report to Stockholders, together with the report of KPMG LLP, independent registered public accountants, on the financial statements at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, appearing in the Unisys 2013 Annual Report to Stockholders, is incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2013 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2013, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2013, based on the specified criteria.

KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2013, as stated in its report that appears in the Unisys 2013 Annual Report to Stockholders, and such report is incorporated herein by reference.

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

The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”):

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding transactions with related persons is set forth under the heading “Related Party Transactions”.

•	Information regarding director independence is set forth under the heading “Independence of Directors”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the company’s principal accountants is set forth under the heading “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2013 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2013 and December 31, 2012

Consolidated Statements of Income for each of the three years in the period ended December 31, 2013

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013

Consolidated Statements of Deficit for each of the three years in the period ended December 31, 2013

Notes to Consolidated Financial Statements

Report of Management on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

2. Additional information filed as part of this report pursuant to Item 8 of this report:

Form 10-K Page No.

Report of Independent Registered Public Accounting Firm on Schedule II	14
Schedule II Valuation and Qualifying Accounts	15

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2013 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 16 through 19. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.31.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ J. Edward Coleman
J. Edward Coleman
Chairman of the Board and Chief Executive Officer

Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2014.

/s/ J. Edward Coleman	*Nathaniel A. Davis
J. Edward Coleman	Nathaniel A. Davis
Chairman of the Board and Chief Executive Officer	Director
(principal executive officer)

/s/ Janet Brutschea Haugen	*Matthew J. Espe
Janet Brutschea Haugen	Matthew J. Espe
Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ Scott Hurley	*Denise K. Fletcher
Scott Hurley	Denise K. Fletcher
Vice President and Corporate Controller	Director
(principal accounting officer)

*Henry C. Duques	*Leslie F. Kenne
Henry C. Duques	Leslie F. Kenne
Lead Director	Director

	*Jared L. Cohon	*Lee D. Roberts
	Jared L. Cohon	Lee D. Roberts
	Director	Director

	*Alison Davis	*Paul E. Weaver
	Alison Davis	Paul E. Weaver
	Director	Director

*By:	/s/ J. Edward Coleman
J. Edward Coleman
Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unisys Corporation:

Under date of February 24, 2014, we reported on the consolidated balance sheets of Unisys Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, deficit and cash flows for each of the years in the three year period ended December 31, 2013, as contained in the Annual Report to Stockholders for the year ended December 31, 2013 incorporated in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 24, 2014

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts and notes receivable):
Year Ended December 31, 2011	$37.0	$(.6)	$(1.1)	$35.3
Year Ended December 31, 2012	$35.3	$(2.7)	$(3.8)	$28.8
Year Ended December 31, 2013	$28.8	$(.6)	$.1	$28.3

(1)	Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the Company’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2011)

3.4	By-Laws of Unisys Corporation, as amended through April 26, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Senior Indenture, dated as of June 1, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-181874))

4.3	First Supplemental Indenture, dated as of August 21, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), to the Senior Indenture, dated as of June 1, 2012, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2012)

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.2	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3	Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.4	Unisys Directors Stock Option Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.5	Amendment to Amended and Restated Unisys Directors Stock Option Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.7	1990 Unisys Long-Term Incentive Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.8	Amendment to Amended and Restated 1990 Unisys Long-Term Incentive Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.10	Form of Executive Employment Agreement for executive officers elected in or prior to 2010 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.11	Form of Executive Employment Agreement for executive officers elected after 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.12	Unisys Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.13	Amendment to Unisys Corporation 2002 Stock Option Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.14	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.15	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16	Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17	Employment Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.18	2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except at otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.19	Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.20	Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.21	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23	Form of Restricted Stock Unit Agreement

10.24	Form of Stock Option Agreement

10.25	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.26	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.27	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005 except as otherwise noted therein (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.28	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.29	Amendment to Unisys Corporation Savings Plan, effective July 31, 2013

10.30	Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.31	Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2013

21	Subsidiaries of the Company

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document