Form 10-Q
period 2014-03-31
UNISYS CORP
filed 2014-05-01
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of March 31, 2014: 51,108,591.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$613.8	$639.8
Accounts and notes receivable, net	564.9	683.1
Inventories:
Parts and finished equipment	29.2	32.8
Work in process and materials	23.0	22.3
Deferred income taxes	19.1	24.1
Prepaid expenses and other current assets	139.4	138.7

Total	1,389.4	1,540.8

Properties	1,117.3	1,095.5
Less-Accumulated depreciation and amortization	939.6	920.8

Properties, net	177.7	174.7

Outsourcing assets, net	110.8	115.5
Marketable software, net	135.1	129.1
Prepaid postretirement assets	106.5	83.7
Deferred income taxes	125.7	112.3
Goodwill	189.7	188.7
Other long-term assets	164.3	165.2

Total	$2,399.2	$2,510.0

Liabilities and deficit
Current liabilities
Accounts payable	$221.4	$246.7
Deferred revenue	407.2	402.4
Other accrued liabilities	339.4	375.7

Total	968.0	1,024.8

Long-term debt	210.0	210.0
Long-term postretirement liabilities	1,648.1	1,697.2
Long-term deferred revenue	119.7	122.7
Other long-term liabilities	113.0	119.2
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock	—	249.7
Common stock, shares issued:
2014; 52.3, 2013; 45.1	.5	.4
Accumulated deficit	(1,833.3)	(1,782.5)
Treasury stock, shares at cost:
2014; 1.2, 2013; 1.1	(64.5)	(62.4)
Paid-in capital	4,482.4	4,227.7
Accumulated other comprehensive loss	(3,286.9)	(3,333.4)

Total Unisys stockholders’ deficit	(701.8)	(700.5)

Noncontrolling interests	42.2	36.6

Total deficit	(659.6)	(663.9)

Total	$2,399.2	$2,510.0

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended March 31
	2014	2013

Revenue
Services	$690.9	$723.0
Technology	70.8	86.9

	761.7	809.9
Costs and expenses
Cost of revenue:
Services	592.2	602.8
Technology	36.5	46.3

	628.7	649.1

Selling, general and administrative	138.5	142.2
Research and development	14.4	17.0

	781.6	808.3

Operating profit (loss)	(19.9)	1.6

Interest expense	2.0	2.7
Other income (expense), net	(9.8)	(4.9)

Loss before income taxes	(31.7)	(6.0)

Provision for income taxes	16.0	21.4

Consolidated net loss	(47.7)	(27.4)
Net income attributable to noncontrolling interests	3.1	2.5

Net loss attributable to Unisys Corporation	(50.8)	(29.9)

Preferred stock dividend	2.7	4.0

Net loss attributable to Unisys Corporation common shareholders	$(53.5)	$(33.9)

Loss per common share attributable to Unisys Corporation
Basic	$(1.15)	$(.77)

Diluted	$(1.15)	$(.77)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended March 31
	2014	2013

Consolidated net loss	$(47.7)	$(27.4)

Other comprehensive income
Foreign currency translation	14.9	(24.9)
Postretirement adjustments, net of tax of $(.7) in 2014 and $(11.6) in 2013	32.6	90.8

Total other comprehensive income	47.5	65.9

Comprehensive income (loss)	(.2)	38.5
Less comprehensive income attributable to noncontrolling interests	(4.1)	(2.3)

Comprehensive income (loss) attributable to Unisys Corporation	$(4.3)	$36.2

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Three Months Ended
	March 31
	2014	2013*

Cash flows from operating activities
Consolidated net loss	$(47.7)	$(27.4)
Add (deduct) items to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency transaction losses	5.8	6.5
Employee stock compensation	7.2	5.9
Depreciation and amortization of properties	12.0	11.9
Depreciation and amortization of outsourcing assets	13.3	12.8
Amortization of marketable software	14.7	15.5
Disposal of capital assets	.3	.1
Gain on sale of business	(.7)	—
Pension contributions	(55.5)	(26.6)
Pension expense	19.5	23.2
Decrease in deferred income taxes, net	2.8	11.7
Decrease in receivables, net	121.2	69.5
Decrease (increase) in inventories	3.0	(.8)
Decrease in accounts payable and other accrued liabilities	(66.0)	(76.9)
Decrease in other liabilities	(9.6)	(4.6)
Increase in other assets	(.1)	(6.6)
Other	(.1)	(.1)

Net cash provided by operating activities	20.1	14.1

Cash flows from investing activities
Proceeds from investments	1,431.6	1,224.8
Purchases of investments	(1,429.0)	(1,223.7)
Investment in marketable software	(20.7)	(14.8)
Capital additions of properties	(15.2)	(3.6)
Capital additions of outsourcing assets	(8.7)	(7.5)
Other	.9	.2

Net cash used for investing activities	(41.1)	(24.6)

Cash flows from financing activities
Common stock repurchases	(.9)	—
Dividends paid on preferred stock	(4.0)	(4.0)
Proceeds from exercise of stock options	2.6	.5
Net proceeds from short-term borrowings	—	.4

Net cash used for financing activities	(2.3)	(3.1)

Effect of exchange rate changes on cash and cash equivalents	(2.7)	(13.4)

Decrease in cash and cash equivalents	(26.0)	(27.0)
Cash and cash equivalents, beginning of period	639.8	655.6

Cash and cash equivalents, end of period	$613.8	$628.6

*	Changed to conform to the current-year presentation. See note (l).

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

The company’s accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

a. Earnings per Common Share. The following table shows how the loss per common share attributable to Unisys Corporation was computed for the three months ended March 31, 2014 and 2013 (dollars in millions, shares in thousands):

	Three Months Ended March 31,
	2014	2013
Basic Loss Per Common Share

Net loss attributable to Unisys Corporation common shareholders	$(53.5)	$(33.9)

Weighted average shares	46,343	44,054

Total	$(1.15)	$(.77)

Diluted Loss Per Common Share

Net loss attributable to Unisys Corporation common shareholders	$(53.5)	$(33.9)

Add preferred stock dividends	—	—

Net loss attributable to Unisys Corporation for diluted earnings per share	$(53.5)	$(33.9)

Weighted average shares	46,343	44,054
Plus incremental shares from assumed conversions
Employee stock plans	—	—
Preferred stock	—	—

Adjusted weighted average shares	46,343	44,054

Total	$(1.15)	$(.77)

In the three months ended March 31, 2014 and 2013, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,619 and 3,648, respectively. In the three months ended March 31, 2014 and 2013, the following weighted-average number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 1,754 and 2,587, respectively.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three months ended March 31, 2014 and 2013 is presented below (in millions of dollars):

	Three Months			Three Months
	Ended March 31, 2014			Ended March 31, 2013
		U.S.	Int’l.		U.S.	Int’l.
	Total	Plans	Plans	Total	Plans	Plans
Service cost	$2.4	$—	$2.4	$2.6	$—	$2.6
Interest cost	92.3	62.5	29.8	81.1	54.8	26.3
Expected return on plan assets	(112.7)	(72.0)	(40.7)	(108.0)	(73.0)	(35.0)
Amortization of prior service cost	(.3)	.2	(.5)	(.1)	.2	(.3)
Recognized net actuarial loss	37.8	27.8	10.0	47.6	34.9	12.7

Net periodic pension expense	$19.5	$18.5	$1.0	$23.2	$16.9	$6.3

In 2014, the company expects to make cash contributions of approximately $234 million to its worldwide defined benefit pension plans, which is comprised of $108 million primarily for non-U.S. defined benefit pension plans and $126 million for the company’s U.S. qualified defined benefit pension plan. In 2013, the company made cash contributions of $147.2 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2014 and 2013, $55.5 million and $26.6 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three months ended March 31, 2014 and 2013 is presented below (in millions of dollars):

	Three Months Ended March 31,
	2014	2013
Service cost	$.2	$.1
Interest cost	2.0	2.0
Expected return on assets	(.1)	(.1)
Amortization of prior service cost	.4	.4
Recognized net actuarial loss	.8	1.4

Net periodic postretirement benefit expense	$3.3	$3.8

The company expects to make cash contributions of approximately $19 million to its postretirement benefit plan in 2014 compared with $18.0 million in 2013. For the three months ended March 31, 2014 and 2013, $2.7 million and $2.9 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At March 31, 2014 and 2013, the notional amount of these contracts was $486.0 million and $393.3 million, respectively. At March 31, 2014 and 2013, the fair value of such contracts was a net gain of $1.6 million and $1.0 million, respectively, of which $1.8 million and $1.2 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.2 million has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet at both March 31, 2014 and 2013. For the three months ended March 31, 2014 and 2013, changes in the fair value of these instruments were a gain of $2.4 million and a gain of $3.0 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At March 31, 2014 and December 31, 2013, the carrying amount of long-term debt was less than the fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $19 million and $15 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2014, 2.3 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Three Months Ended March 31,
	2014	2013
Weighted-average fair value of grant	$11.28	$8.86
Risk-free interest rate	1.04%	.54%
Expected volatility	45.65%	50.19%
Expected life of options in years	3.71	3.69
Expected dividend yield	—	—

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

During the three months ended March 31, 2014 and 2013, the company recorded $7.2 million and $5.9 million of share-based compensation expense, respectively, which is comprised of $2.1 million and $2.3 million of restricted stock unit expense and $5.1 million and $3.6 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2014 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2013	2,698	$32.74
Granted	745	32.30
Exercised	(232)	13.24
Forfeited and expired	(132)	137.32

Outstanding at March 31, 2014	3,079	29.65	3.10	$11.2

Expected to vest at March 31, 2014	1,446	27.24	4.22	6.0

Exercisable at March 31, 2014	1,579	31.88	2.03	5.1

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was $4.5 million and $.6 million, respectively. As of March 31, 2014, $6.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 years.

A summary of restricted stock unit activity for the three months ended March 31, 2014 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2013	401	$23.45
Granted	392	32.22
Vested	(73)	27.29
Forfeited and expired	(181)	23.88

Outstanding at March 31, 2014	539	29.15

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2014 and 2013 was $12.6 million and $4.7 million, respectively. As of March 31, 2014, there was $12.0 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the three months ended March 31, 2014 and 2013 was $2.0 million and $4.2 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2014 and 2013 was $2.6 million and $.5 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

e. Segment Information. The company has two business segments: Services and Technology. Revenue classifications by segment are as follows: Services - systems integration and consulting, outsourcing, infrastructure services and core maintenance; Technology - enterprise-class software and servers and other technology.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2014 and 2013 was $.4 million and $.3 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three-month periods ended March 31, 2014 and 2013 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2014
Customer revenue	$761.7		$690.9	$70.8
Intersegment		$(9.6)	.2	9.4

Total revenue	$761.7	$(9.6)	$691.1	$80.2

Operating income (loss)	$(19.9)	$(16.3)	$13.4	$(17.0)

Three Months Ended March 31, 2013
Customer revenue	$809.9		$723.0	$86.9
Intersegment		$(17.3)	.5	16.8

Total revenue	$809.9	$(17.3)	$723.5	$103.7

Operating income	$1.6	$(21.1)	$22.5	$.2

Presented below is a reconciliation of total business segment operating income (loss) to consolidated loss before income taxes (in millions of dollars):

	Three Months Ended March 31
	2014	2013
Total segment operating profit (loss)	$(3.6)	$22.7
Interest expense	(2.0)	(2.7)
Other income (expense), net	(9.8)	(4.9)
Corporate and eliminations	(16.3)	(21.1)

Total loss before income taxes	$(31.7)	$(6.0)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31
	2014	2013
Services
Systems integration and consulting	$211.1	$211.7
Outsourcing	341.5	361.3
Infrastructure services	92.8	105.1
Core maintenance	45.5	44.9

	690.9	723.0
Technology
Enterprise-class software and servers	62.7	80.0
Other technology	8.1	6.9

	70.8	86.9

Total	$761.7	$809.9

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended March 31
	2014	2013
United States	$311.3	$327.2
United Kingdom	96.3	102.1
Other foreign	354.1	380.6

Total	$761.7	$809.9

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2013 and March 31, 2014 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2013	$(3,333.4)	$(676.8)	$(2,656.6)

Other comprehensive income before reclassifications	9.9	14.4	(4.5)

Amounts reclassified from accumulated other comprehensive income	36.6	—	36.6

Current period other comprehensive income	46.5	14.4	32.1

Balance at March 31, 2014	$(3,286.9)	$(662.4)	$(2,624.5)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 were as follows (in millions of dollars):

	Three Months Ended March 31
	2014	2013

Amortization of prior service cost*	$—	$.2
Amortization of actuarial losses*	38.0	48.3

Total before tax	38.0	48.5
Income tax benefit	(1.4)	(1.8)

Net of tax	$36.6	$46.7

*	These items are included in net periodic postretirement cost (see note (b)).

Noncontrolling interests as of December 31, 2013 and March 31, 2014 is as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2013	$36.6
Net income	3.1
Translation adjustments	.5
Postretirement plans	.5
Sale of subsidiary	1.5

Balance at March 31, 2014	$42.2

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the three months ended March 31, 2014 and 2013 for income taxes was $13.2 million and $14.7 million, respectively.

Cash paid during the three months ended March 31, 2014 and 2013 for interest was $6.6 million and $6.3 million, respectively.

h. Commitments and Contingencies. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property, and non-income tax and employment compensation in Brazil. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2014, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $141 million.

The company has been involved in a matter arising from the sale of its Health Information Management (HIM) business to Molina Information Systems, LLC (Molina) under a 2010 Asset Purchase Agreement (APA). The HIM business provided system solutions and services to state governments, including the state of Idaho, for administering Medicaid programs. In August 2012, Molina sued the company in Federal District Court in Delaware alleging breaches of contract, negligent misrepresentation and intentional misrepresentation with respect to the APA and the Medicaid contract with Idaho. Molina sought compensatory damages, punitive damages, lost profits, indemnification, and declaratory relief. Molina alleged losses of approximately $35 million in the complaint. In June 2013, the District Court granted the company’s motion to dismiss the complaint and allowed Molina to replead certain claims and file an amended complaint. In August 2013, Molina filed an amended complaint. Molina continues to allege losses of approximately $35 million and again seeks compensatory damages, punitive damages, lost profits, indemnification and declaratory relief. Unisys has filed a motion to dismiss the amended complaint.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2014, it has adequate provisions for any such matters.

i. Income Taxes. Accounting rules governing income taxes require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. These rules also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

j. Foreign Currency Translation. Due to inflation rates in recent years, the company’s Venezuelan subsidiary has applied highly inflationary accounting beginning January 1, 2010. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. Effective February 13, 2013, the Venezuelan government devalued its currency, the bolivar, by resetting the official exchange rate from 4.30 to the U.S. dollar to 6.30 to the U.S. dollar. As a result, the company recorded a pretax foreign exchange loss in the first quarter of 2013 of $6.5 million.

In January of 2014, the Venezuelan government announced that the exchange rate to be applied to the settlement of certain transactions, including foreign investments and royalties would be changed to the Complementary System of Foreign Currency Administration (SICAD I) auction rate. As a result, the company is changing the exchange rate used to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars from the official rate of 6.3 bolivars to the new SICAD I rate. At March 31, 2014, the SICAD I exchange rate used was 10.7 bolivars to the U.S. dollar. This resulted in the company recording a pretax foreign exchange loss in the first quarter of 2014 of $5.8 million. The company believes that using the SICAD I exchange rate is more economically representative of what it might expect to receive in a dividend transaction than the official exchange rate. At March 31, 2014 after taking into account the devaluation, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $9 million. As indicated above, the SICAD I exchange rate is determined by periodic auctions and, therefore, the potential exists for it to change significantly in future quarters. Additionally, the Venezuelan government may make further changes or introduce new exchange rate mechanisms which could result in further changes in the exchange rate used by the company to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars.

k. Stockholder’s Equity. On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the three months ended March 31, 2014, the company repurchased an aggregate of 30,738 shares of common stock for approximately $.9 million. Actual cash disbursements for repurchased shares may differ if the settlement dates for shares repurchased occurs after the end of the quarter. At March 31, 2014, there remained approximately $37.4 million available for future repurchases under the Board authorization.

On March 1, 2014, all of the outstanding shares of 6.25% mandatory convertible preferred stock (2,587,400 shares) were automatically converted (in accordance with its terms) into 6,912,756 shares of the company’s common stock. Because March 1, 2014 was not a business day, the mandatory conversion was effected on Monday, March 3, 2014. Annualized cash dividends on such preferred stock were approximately $16.2 million.

l. Statement of Cash Flows. In the fourth quarter of 2013, the company began to report its defined benefit pension plans expense as a separate line item within the operating cash flow section of its consolidated statements of cash flows. Prior period’s statements of cash flows have been changed to present pension plans expense separately and to adjust the amounts presented for other assets and liabilities. There was no change to total net cash provided by operating activities in the prior year.

m. Accounting Standards. In April of 2014, the Financial Accounting Standards Board issued final accounting guidance on reporting discontinued operations. The new guidance is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major effect on an entity’s operations and financial results. Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of the entity. In another change from current US GAAP, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The guidance does not change the presentation requirements for discontinued operations in the statement of income. The guidance requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation. The company has adopted this guidance effective January 1, 2014. Since the company did not dispose of any operations in the three months ended March 31, 2014, adoption of the guidance did not have an impact on the company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s revenue and margins in the current quarter were impacted by lower sales of technology and timing and execution issues on a few information technology (IT) services projects, as well as lower than normal sell-and-bill revenue within the company’s IT outsourcing customers. This resulted in a net loss attributable to Unisys Corporation common shareholders in the current quarter of $53.5 million, or a loss of $1.15 per diluted share, compared with first-quarter 2013 net loss attributable to Unisys Corporation common shareholders of $33.9 million, or $.77 per diluted share.

Revenue for the quarter ended March 31, 2014 was $761.7 million compared with $809.9 million for the first quarter of 2013, a decrease of 6% from the prior year. Most significantly, the company’s technology revenue declined by 19% due to lower sales of the company’s ClearPath products.

Results of operations

Company results

Revenue for the quarter ended March 31, 2014 was $761.7 million compared with $809.9 million for the first quarter of 2013, a decrease of 6% from the prior year. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 4% and Technology revenue decreased 19% in the current quarter compared with the year-ago period. The decline in the company’s technology revenue was due to lower sales of the company’s ClearPath products. U.S. revenue decreased 5% in the first quarter compared with the year-ago period. International revenue decreased 7% in the current quarter due to declines in all geographic areas. Foreign currency had a 3-percentage-point negative impact on international revenue in the three months ended March 31, 2014 compared with the three months ended March 31, 2013.

Total gross profit margin was 17.5% in the three months ended March 31, 2014 compared with 19.9% in the three months ended March 31, 2013 reflecting lower margins in both the company’s services and technology businesses.

Selling, general and administrative expense in the three months ended March 31, 2014 was $138.5 million (18.2% of revenue) compared with $142.2 million (17.6% of revenue) in the year-ago period.

Research and development (R&D) expenses in the first quarter of 2014 were $14.4 million compared with $17.0 million in the first quarter of 2013.

For the first quarter of 2014, the company reported an operating loss of $19.9 million compared with an operating profit of $1.6 million in the first quarter of 2013.

For the three months ended March 31, 2014, pension expense was $19.5 million compared with pension expense of $23.2 million for the three months ended March 31, 2013. For the full year 2014, the company expects to recognize pension expense of approximately $78 million compared with $93.5 million for the full year of 2013. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended March 31, 2014 was $2.0 million compared with $2.7 million for the three months ended March 31, 2013.

Other income (expense), net was an expense of $9.8 million in the first quarter of 2014 compared with expense of $4.9 million in 2013. Included in the first quarter of 2014 were foreign exchange losses of $9.1 million, including $5.8 million related to Venezuela. Included in the first quarter of 2013 were foreign exchange losses of $4.3 million, including $6.5 million related to Venezuela. See note (j) of the Notes to Consolidated Financial Statements for a discussion of the Venezuelan currency losses.

The loss before income taxes for the three months ended March 31, 2014 was $31.7 million compared with a loss of $6.0 million for the three months ended March 31, 2013.

The provision for income taxes was $16.0 million in the current quarter compared with $21.4 million in the year-ago period. As discussed in Note (i) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2014 and 2013 was $.4 million and $.3 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2014
Customer revenue	$761.7		$690.9	$70.8
Intersegment		$(9.6)	.2	9.4

Total revenue	$761.7	$(9.6)	$691.1	$80.2

Gross profit percent	17.5%		15.8%	42.5%

Operating profit (loss) percent	(2.6)%		1.9%	(21.2)%

Three Months Ended March 31, 2013
Customer revenue	$809.9		$723.0	$86.9
Intersegment		$(17.3)	.5	16.8

Total revenue	$809.9	$(17.3)	$723.5	$103.7

Gross profit percent	19.9%		17.4%	45.8%

Operating profit percent	.2%		3.1%	.2%

Gross profit percent and operating income (loss) percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31		Percent Change
	2014	2013
Services
Systems integration and consulting	$211.1	$211.7	(.3)%
Outsourcing	341.5	361.3	(5.5)%
Infrastructure services	92.8	105.1	(11.7)%
Core maintenance	45.5	44.9	1.3%

	690.9	723.0	(4.4)%
Technology
Enterprise-class software and servers	62.7	80.0	(21.6)%
Other technology	8.1	6.9	17.4%

	70.8	86.9	(18.5)%

Total	$761.7	$809.9	(6.0)%

In the Services segment, customer revenue was $690.9 million for the three months ended March 31, 2014, down 4.4% from the three months ended March 31, 2013. Foreign currency translation had a 1 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting in the March 2014 quarter was flat compared with the March 2013 quarter.

Outsourcing revenue for the three months ended March 31, 2014 decreased 5.5% when compared with the three months ended March 31, 2013. The decrease was driven by lower in-quarter hardware and software sales to outsourcing customers in the current period compared with the prior-year quarter.

Infrastructure services revenue decreased 11.7% for the three month period ended March 31, 2014 compared with the three month period ended March 31, 2013.

Core maintenance revenue increased 1.3% in the current quarter compared with the prior-year quarter.

Services gross profit was 15.8% in the first quarter of 2014 compared with 17.4% in the year-ago period. Services operating income percent was 1.9% in the three months ended March 31, 2014 compared with 3.1% in the three months ended March 31, 2013. The declines in both gross profit and operating profit margins were due to lower services revenue particularly lower in-quarter hardware and software sales to outsourcing customers, as well as timing and execution issues on a few IT services projects.

In the Technology segment, customer revenue declined 18.5% to $70.8 million in the current quarter compared with $86.9 million in the year-ago period, due to lower enterprise-class software and servers revenue. Foreign currency translation had a 3 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.

Revenue from the company’s enterprise-class software and servers, which includes the company’s ClearPath and server product families, decreased 21.6% for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology for the three months ended March 31, 2014 increased $1.2 million when compared with the three months ended March 31, 2013.

Technology gross profit was 42.5% in the current quarter compared with 45.8% in the year-ago quarter. Technology operating income (loss) percent was (21.2)% in the three months ended March 31, 2014 compared with .2% in the three months ended March 31, 2013. The decreases reflected lower sales of enterprise-class software and servers in the current quarter.

New accounting pronouncements

See note (m) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.

Financial condition

The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

Cash and cash equivalents at March 31, 2014 were $613.8 million compared with $639.8 million at December 31, 2013.

As of March 31, 2014, $378.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the three months ended March 31, 2014, cash provided by operations was $20.1 million compared with $14.1 million for the three months ended March 31, 2013. Cash provided by operations during the first quarter of 2014 was negatively impacted by an increase in cash contributions to the company’s defined benefit pension plans. During the first quarter of 2014, the company contributed cash of $55.5 million to such plans compared with $26.6 million during the first quarter of 2013. The principal reason for the increase was that in the current quarter, the company contributed $21.5 million to its U.S. qualified defined benefit pension plan compared with zero in the prior-year quarter.

Cash used for investing activities for the three months ended March 31, 2014 was $41.1 million compared with cash usage of $24.6 million during the three months ended March 31, 2013. Net proceeds of investments were $2.6 million for the three months ended March 31, 2014 compared with net proceeds of $1.1 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $20.7 million compared with $14.8 million in the year-ago period, capital additions of properties were $15.2 million in 2014 compared with $3.6 million in 2013 and capital additions of outsourcing assets were $8.7 million in 2014 compared with $7.5 million in 2013. The higher capital expenditures largely reflected increased investments in new products, as well as expenditures on automation tools and leasehold improvements that support further consolidation of the company’s real estate.

Cash used for financing activities during the three months ended March 31, 2014 was $2.3 million compared with cash used of $3.1 million during the three months ended March 31, 2013.

In June 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At March 31, 2014, the company had no borrowings and $23.9 million of letters of credit outstanding under the facility. At March 31, 2014, availability under the facility was $85.3 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At March 31, 2014, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2014, the company expects to make cash contributions of approximately $234 million to its worldwide defined benefit pension plans, which is comprised of $108 million primarily for non-U.S. defined benefit pension plans and $126 million for the company’s U.S. qualified defined benefit pension plan.

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

On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the three months ended March 31, 2014, the company repurchased an aggregate of 30,738 shares of common stock for approximately $.9 million. Actual cash disbursements for repurchased shares may differ if the settlement dates for shares repurchased occurs after the end of the quarter. At March 31, 2014, there remained approximately $37.4 million available for future repurchases under the Board authorization.

On March 1, 2014, all of the outstanding shares of 6.25% mandatory convertible preferred stock (2,587,400 shares) were automatically converted (in accordance with its terms) into 6,912,756 shares of the company’s common stock. Because March 1, 2014 was not a business day, the mandatory conversion was effected on Monday, March 3, 2014. Annualized cash dividends on such preferred stock were approximately $16.2 million.

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

Factors that could affect future results include the following:

The company’s future results will depend upon its ability to effectively anticipate and respond to volatility and rapid technological change in its industry. The company operates in a highly volatile industry characterized by rapid technological change, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company’s ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative products, services and software on a timely and cost-effective basis using new delivery models such as cloud computing. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company’s offerings less competitive.

Future results will depend on the company’s ability to drive profitable growth in consulting and systems integration. The company’s ability to grow profitably in this business will depend on the level of demand for systems integration projects and the portfolio of solutions the company offers for specific industries. It will also depend on an efficient utilization of services delivery personnel. In addition, profit margins in this business are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

The company’s future results will depend on its ability to profitably grow its outsourcing business. The company’s outsourcing contracts are multiyear engagements under which the company takes over management and support of a client’s data center operations, end user devices, business processes or applications. System development activity on outsourcing contracts may require the company to make upfront investments. The company will need to have available sufficient financial resources in order to make these investments. Outsourcing contracts can be highly complex and can involve the design, development, implementation and operation of new solutions and the transitioning of clients from their existing processes to the new environment. Future results will depend on the company’s ability to effectively and timely complete these implementations and transitions.

Future results will also depend on the company’s ability to maintain and grow its technology business. The company continues to invest in developing new high-end enterprise server products, cybersecurity software, cloud-based products and other offerings to meet client needs. Future results will depend on the company’s ability to effectively market and sell these new products while maintaining its installed base for ClearPath and developing next-generation ClearPath products.

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

Future results will depend in part on the performance and capabilities of third parties with whom the company has commercial relationships. The company maintains business relationships with suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company’s relationship with, distributors and other indirect channel partners, which can affect the company’s capacity to effectively and efficiently serve current and potential customers and end users.

The company’s future results will depend in part on its ability to attract, motivate and retain experienced and knowledgeable personnel in key positions. The success of the company’s business is dependent upon its ability to employ and train individuals with the requisite knowledge, skills and experience to execute the company’s business model and achieve its business objectives.

The company has significant pension obligations and may be required to make additional significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2013, the company made cash contributions of $147.2 million to its worldwide defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2014 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $234 million, which is comprised of $126 million for the company’s U.S. qualified defined benefit pension plan and $108 million primarily for non-U.S. defined benefit pension plans.

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

The company’s future results will depend on its ability to continue to simplify its operations and provide services more cost efficiently. Over the past several years, the company has implemented significant cost-reduction measures and continues to focus on measures intended to further improve cost efficiency. Future results will depend on the success of these efforts as well as on the company’s continued ability to focus its global resources and simplify its business structure.

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

Breaches of data security could expose the company to legal liability and could harm the company’s business and reputation. The company’s business includes managing, processing, storing and transmitting proprietary and confidential data, including personal information, within the company’s own IT systems and those that the company designs, develops, hosts or manages for clients. Breaches of data security involving these systems by hackers, other third parties or the company’s employees, despite established security controls with respect to this data, could result in the loss of data or the unauthorized disclosure or misuse of confidential information of the company, its clients, or others. This could result in litigation and legal liability for the company, lead to the loss of existing or potential clients, adversely affect the market’s perception of the security and reliability of the company’s products and services and lead to shutdowns or disruptions of the company’s IT systems. In addition, such breaches could subject the company to fines and penalties for violations of data privacy laws. This may negatively impact the company’s reputation and financial results.

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

Pending litigation could affect the company’s results of operations or cash flow. There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax and employment compensation in Brazil. See Note (h) of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flow could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.

The company could face business and financial risk in implementing future dispositions or acquisitions. As part of the company’s business strategy, it may from time to time consider disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size, or acquiring complementary technologies, products and businesses. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Further, with respect to both dispositions and acquisitions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate dispositions or acquisitions. The risks associated with dispositions and acquisitions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future dispositions or acquisitions on favorable terms or at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Information with respect to litigation is set forth in Note (h) of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.

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

The following table provides information relating to the company’s repurchase of common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan

Jan. 1, 2014 – Jan. 31, 2014	—	$—	—	$38,322,612
Feb. 1, 2014 – Feb. 28, 2014	—	—	—	$38,322,612
March 1, 2014 – March 31, 2014	30,738	29.36	30,738	$37,420,214

Total	30,738	$29.36	30,738

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: May 1, 2014	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Designations of the registrant’s 6.25% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 1, 2011)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.4	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document