Form 10-Q
period 2014-06-30
UNISYS CORP
filed 2014-08-01
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of June 30, 2014: 50,634,886.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$574.2	$639.8
Accounts and notes receivable, net	515.7	683.1
Inventories:
Parts and finished equipment	27.2	32.8
Work in process and materials	22.5	22.3
Deferred income taxes	17.8	24.1
Prepaid expenses and other current assets	144.3	138.7

Total	1,301.7	1,540.8

Properties	1,136.5	1,095.5
Less-Accumulated depreciation and amortization	956.9	920.8

Properties, net	179.6	174.7

Outsourcing assets, net	107.2	115.5
Marketable software, net	142.3	129.1
Prepaid postretirement assets	120.5	83.7
Deferred income taxes	121.6	112.3
Goodwill	190.1	188.7
Other long-term assets	173.1	165.2

Total	$2,336.1	$2,510.0

Liabilities and deficit
Current liabilities
Notes payable	$.1	$—
Accounts payable	223.1	246.7
Deferred revenue	351.9	402.4
Other accrued liabilities	356.9	375.7

Total	932.0	1,024.8

Long-term debt	210.0	210.0
Long-term postretirement liabilities	1,599.6	1,697.2
Long-term deferred revenue	114.1	122.7
Other long-term liabilities	108.9	119.2
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock	—	249.7
Common stock, shares issued: 2014; 52.3, 2013; 45.1	.5	.4
Accumulated deficit	(1,845.4)	(1,782.5)
Treasury stock, shares at cost: 2014; 1.7, 2013; 1.1	(77.7)	(62.4)
Paid-in capital	4,486.6	4,227.7
Accumulated other comprehensive loss	(3,239.8)	(3,333.4)

Total Unisys stockholders’ deficit	(675.8)	(700.5)

Noncontrolling interests	47.3	36.6

Total deficit	(628.5)	(663.9)

Total	$2,336.1	$2,510.0

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue
Services	$712.9	$739.7	$1,403.8	$1,462.7
Technology	93.5	118.9	164.3	205.8

	806.4	858.6	1,568.1	1,668.5
Costs and expenses
Cost of revenue:
Services	600.2	614.0	1,192.4	1,216.8
Technology	41.0	43.9	77.5	90.2

	641.2	657.9	1,269.9	1,307.0

Selling, general and administrative	133.6	144.9	272.1	287.1
Research and development	15.8	17.8	30.2	34.8

	790.6	820.6	1,572.2	1,628.9

Operating profit (loss)	15.8	38.0	(4.1)	39.6
Interest expense	2.3	2.6	4.3	5.3
Other income (expense), net	(2.5)	14.1	(12.3)	9.2

Income (loss) before income taxes	11.0	49.5	(20.7)	43.5

Provision for income taxes	19.9	22.7	35.9	44.1

Consolidated net income (loss)	(8.9)	26.8	(56.6)	(.6)
Net income attributable to noncontrolling interests	3.2	2.3	6.3	4.8

Net income (loss) attributable to Unisys Corporation	(12.1)	24.5	(62.9)	(5.4)

Preferred stock dividends	—	4.1	2.7	8.1

Net income (loss) attributable to Unisys Corporation common shareholders	$(12.1)	$20.4	$(65.6)	$(13.5)

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(.24)	$.47	$(1.35)	$(.31)

Diluted	$(.24)	$.46	$(1.35)	$(.31)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Consolidated net income (loss)	$(8.9)	$26.8	$(56.6)	$(.6)

Other comprehensive income
Foreign currency translation	26.7	(50.3)	41.6	(75.2)
Postretirement adjustments, net of tax of $(1.2) and $(.5) in 2014 and $2.1 and $13.7 in 2013	22.3	44.6	54.9	135.4

Total other comprehensive income (loss)	49.0	(5.7)	96.5	60.2

Comprehensive income	40.1	21.1	39.9	59.6
Less comprehensive income attributable to noncontrolling interests	(5.1)	(3.2)	(9.2)	(5.5)

Comprehensive income attributable to Unisys Corporation	$35.0	$17.9	$30.7	$54.1

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Six Months Ended June 30
	2014	2013*

Cash flows from operating activities
Consolidated net loss	$(56.6)	$(.6)
Add (deduct) items to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency transaction losses	6.3	6.5
Employee stock compensation	9.3	8.9
Depreciation and amortization of properties	25.0	23.7
Depreciation and amortization of outsourcing assets	29.1	25.5
Amortization of marketable software	27.0	31.0
Disposal of capital assets	.4	.2
Gain on sale of business	(.7)	—
Pension contributions	(103.1)	(61.3)
Pension expense	37.4	46.0
Decrease in deferred income taxes, net	10.5	18.7
Decrease in receivables, net	170.6	33.3
Decrease in inventories	5.8	1.0
Decrease in accounts payable and other accrued liabilities	(111.9)	(83.5)
Decrease in other liabilities	(28.6)	(11.0)
Decrease (increase) other assets	2.1	(8.7)
Other	.8	.5

Net cash provided by operating activities	23.4	30.2

Cash flows from investing activities
Proceeds from investments	2,909.1	2,450.2
Purchases of investments	(2,899.0)	(2,452.9)
Investment in marketable software	(40.3)	(29.6)
Capital additions of properties	(29.0)	(16.2)
Capital additions of outsourcing assets	(20.1)	(18.3)
Other	1.6	(.6)

Net cash used for investing activities	(77.7)	(67.4)

Cash flows from financing activities
Common stock repurchases	(14.0)	(11.5)
Dividends paid on preferred stock	(4.0)	(8.1)
Proceeds from exercise of stock options	2.8	1.2
Net proceeds from short-term borrowings	.1	.2

Net cash used for financing activities	(15.1)	(18.2)

Effect of exchange rate changes on cash and cash equivalents	3.8	(24.6)

Decrease in cash and cash equivalents	(65.6)	(80.0)
Cash and cash equivalents, beginning of period	639.8	655.6

Cash and cash equivalents, end of period	$574.2	$575.6

*	Changed to conform to the current-year presentation. See note (l).

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

a. Earnings per Share. The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2014 and 2013 (dollars in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(12.1)	$20.4	$(65.6)	$(13.5)

Weighted average shares	50,843	43,780	48,593	43,918

Total	$(.24)	$.47	$(1.35)	$(.31)

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(12.1)	$20.4	$(65.6)	$(13.5)
Add preferred stock dividends	—	—	—	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(12.1)	$20.4	$(65.6)	$(13.5)

Weighted average shares	50,843	43,780	48,593	43,918
Plus incremental shares from assumed conversions
Employee stock plans	—	415	—	—
Preferred stock	—	—	—	—

Adjusted weighted average shares	50,843	44,195	48,593	43,918

Total	$(.24)	$.46	$(1.35)	$(.31)

In the six months ended June 30, 2014 and 2013, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,542 and 3,550, respectively. In the six months ended June 30, 2014 and 2013, the following weighted-average number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 877 and 2,587.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three and six months ended June 30, 2014 and 2013 is presented below (in millions of dollars):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$1.9	$—	$1.9	$2.6	$—	$2.6
Interest cost	92.3	62.2	30.1	81.2	55.0	26.2
Expected return on plan assets	(112.9)	(72.0)	(40.9)	(107.4)	(72.7)	(34.7)
Amortization of prior service cost	(.3)	.2	(.5)	(.3)	.1	(.4)
Recognized net actuarial loss	37.5	27.0	10.5	46.7	34.1	12.6
Curtailment gain	(.6)	—	(.6)	—	—	—

Net periodic pension expense	$17.9	$17.4	$.5	$22.8	$16.5	$6.3

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$4.3	$—	$4.3	$5.2	$—	$5.2
Interest cost	184.6	124.7	59.9	162.3	109.8	52.5
Expected return on plan assets	(225.6)	(144.0)	(81.6)	(215.4)	(145.7)	(69.7)
Amortization of prior service cost	(.6)	.4	(1.0)	(.4)	.3	(.7)
Recognized net actuarial loss	75.3	54.8	20.5	94.3	69.0	25.3
Curtailment gain	(.6)	—	(.6)	—	—	—

Net periodic pension expense	$37.4	$35.9	$1.5	$46.0	$33.4	$12.6

In 2014, the company estimates that it will make cash contributions of approximately $235 million to its worldwide defined benefit pension plans, which is comprised of $109 million primarily for non-U.S. defined benefit pension plans and $126 million for the company’s U.S. qualified defined benefit pension plan. In 2013, the company made cash contributions of $147.2 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2014 and 2013, $103.1 million and $61.3 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2014 and 2013 is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Service cost	$.1	$.2	$.3	$.3
Interest cost	2.0	2.0	4.0	4.0
Expected return on assets	(.2)	(.1)	(.3)	(.2)
Amortization of prior service cost	.5	.5	.9	.9
Recognized net actuarial loss	.9	1.3	1.7	2.7

Net periodic postretirement benefit expense	$3.3	$3.9	$6.6	$7.7

The company expects to make cash contributions of approximately $19 million to its postretirement benefit plan in 2014 compared with $18.0 million in 2013. For the six months ended June 30, 2014 and 2013, $6.4 million and $7.0 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At June 30, 2014 and 2013, the notional amount of these contracts was $525.1 million and $469.1 million, respectively. At June 30, 2014 and 2013, the fair value of such contracts was a net loss of $.5 million and $.9 million, respectively, of which $1.3 million and $1.8 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $1.8 and $2.7 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the six months ended June 30, 2014 and 2013, changes in the fair value of these instruments was a gain of $8.0 million and a loss of $2.7 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2014 and December 31, 2013, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $18 million and $15 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2014, 2.4 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Six Months Ended June 30,
	2014	2013
Weighted-average fair value of grant	$11.27	$8.76
Risk-free interest rate	1.04%	.54%
Expected volatility	45.65%	50.19%
Expected life of options in years	3.71	3.69
Expected dividend yield	—	—

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

During the six months ended June 30, 2014 and 2013, the company recorded $9.3 million and $8.9 million of share-based compensation expense, respectively, which is comprised of $3.2 million and $3.1 million of restricted stock unit expense and $6.1 million and $5.8 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2014 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2013	2,698	$32.74
Granted	747	32.28
Exercised	(241)	13.52
Forfeited and expired	(167)	114.73

Outstanding at June 30, 2014	3,037	29.65	2.85	$3.7

Expected to vest at June 30, 2014	1,418	27.36	3.98	1.6

Exercisable at June 30, 2014	1,576	31.74	1.80	2.1

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2014 and 2013 was $4.6 million and $2.1 million, respectively. As of June 30, 2014, $5.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

A summary of restricted stock unit activity for the six months ended June 30, 2014 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2013	401	$23.45
Granted	394	32.20
Vested	(101)	26.85
Forfeited and expired	(189)	23.98

Outstanding at June 30, 2014	505	29.39

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2014 and 2013 was $12.7 million and $4.9 million, respectively. As of June 30, 2014, there was $10.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2014 and 2013 was $2.7 million and $4.3 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2014 and 2013 was $2.8 million and $1.2 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2014 and 2013 was zero and $2.4 million, respectively. The amount for the six months ended June 30, 2014 and 2013 was $.4 million and $2.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2014 and 2013 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2014
Customer revenue	$806.4		$712.9	$93.5
Intersegment		$(13.8)	.1	13.7

Total revenue	$806.4	$(13.8)	$713.0	$107.2

Operating income	$15.8	$(14.7)	$28.5	$2.0

Three Months Ended June 30, 2013
Customer revenue	$858.6		$739.7	$118.9
Intersegment		$(16.9)	.4	16.5

Total revenue	$858.6	$(16.9)	$740.1	$135.4

Operating income	$38.0	$(23.5)	$29.2	$32.3

Six Months Ended June 30, 2014
Customer revenue	$1,568.1		$1,403.8	$164.3
Intersegment		$(23.4)	.3	23.1

Total revenue	$1,568.1	$(23.4)	$1,404.1	$187.4

Operating income (loss)	$(4.1)	$(31.0)	$41.9	$(15.0)

Six Months Ended June 30, 2013
Customer revenue	$1,668.5		$1,462.7	$205.8
Intersegment		$(34.2)	.9	33.3

Total revenue	$1,668.5	$(34.2)	$1,463.6	$239.1

Operating income	$39.6	$(44.7)	$51.8	$32.5

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Total segment operating income	$30.5	$61.5	$26.9	$84.3
Interest expense	(2.3)	(2.6)	(4.3)	(5.3)
Other income (expense), net	(2.5)	14.1	(12.3)	9.2
Corporate and eliminations	(14.7)	(23.5)	(31.0)	(44.7)

Total income (loss) before income taxes	$11.0	$49.5	$(20.7)	$43.5

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Services
Systems integration and consulting	$216.4	$234.7	$427.4	$446.5
Outsourcing	362.0	354.7	703.5	716.0
Infrastructure services	89.0	105.5	181.8	210.6
Core maintenance	45.5	44.8	91.1	89.6

	712.9	739.7	1,403.8	1,462.7
Technology
Enterprise-class software and servers	90.8	112.2	153.4	192.2
Other technology	2.7	6.7	10.9	13.6

	93.5	118.9	164.3	205.8

Total	$806.4	$858.6	$1,568.1	$1,668.5

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
United States	$308.4	$344.0	$619.7	$671.1
United Kingdom	126.6	95.3	222.9	197.4
Other international	371.4	419.3	725.5	800.0

Total	$806.4	$858.6	$1,568.1	$1,668.5

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2013 and June 30, 2014 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2013	$(3,333.4)	$(676.8)	$(2,656.6)

Other comprehensive income before reclassifications	21.7	38.9	(17.2)

Amounts reclassified from accumulated other comprehensive income	71.9	—	71.9

Current period other comprehensive income	93.6	38.9	54.7

Balance at June 30, 2014	$(3,239.8)	$(637.9)	$(2,601.9)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 were as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Amortization of:
Prior service cost*	$.1	$.3	$.1	$.5
Actuarial losses*	37.3	47.0	75.3	95.3
Curtailment gain*	(.6)	—	(.6)	—

Total before tax	36.8	47.3	74.8	95.8
Income tax benefit	(1.5)	(1.9)	(2.9)	(3.7)

Net of tax	$35.3	$45.4	$71.9	$92.1

*	These items are included in net periodic postretirement cost (see note (b)).

Noncontrolling interests as of December 31, 2013 and June 30, 2014 are as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2013	$36.6
Net income	6.3
Translation adjustments	2.7
Postretirement plans	.2
Sale of subsidiary	1.5

Balance at June 30, 2014	$47.3

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the six months ended June 30, 2014 and 2013 for income taxes was $42.8 million and $33.4 million, respectively.

Cash paid during the six months ended June 30, 2014 and 2013 for interest was $6.6 million and $6.4 million, respectively.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2014, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $145 million.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2014, it has adequate provisions for any such matters.

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

A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the full valuation allowance, except with respect to benefits related to refundable tax credits and provisions for withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly depending on the geographic distribution of income.

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

In January of 2014, the Venezuelan government announced that the exchange rate to be applied to the settlement of certain transactions, including foreign investments and royalties would be changed to the Complementary System of Foreign Currency Administration (SICAD I) auction rate. As a result, the company changed the exchange rate used to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars from the official rate of 6.3 bolivars to the new SICAD I rate. At March 31, 2014, the SICAD I exchange rate used was 10.7 bolivars to the U.S. dollar. This resulted in the company recording a pretax foreign exchange loss in the first quarter of 2014 of $5.8 million. The company believes that using the SICAD I exchange rate is more economically representative of what it might expect to receive in a dividend transaction than the official exchange rate.

At June 30, 2014, the SICAD I exchange rate used was 10.6 bolivars to the U.S. dollar. An additional pretax foreign exchange loss of $.5 million was recorded in the June 2014 quarter. At June 30, 2014, the company’s operations in Venezuela had net monetary assets denominated in local currency equivalent to approximately $8 million. As indicated above, the SICAD I exchange rate is determined by periodic auctions and, therefore, the potential exists for it to change significantly in future quarters. Additionally, the Venezuelan government may make further changes or introduce new exchange rate mechanisms which could result in further changes in the exchange rate used by the company to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars.

k. Stockholder’s Equity. On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the six months ended June 30, 2014, the company repurchased an aggregate of 552,806 shares of common stock for approximately $14.0 million. Actual cash disbursements for repurchased shares may differ if the settlement dates for shares repurchased occurs after the end of the quarter. At June 30, 2014, there remained approximately $24.3 million available for future repurchases under the Board authorization.

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

m. Accounting Standards. In April of 2014, the Financial Accounting Standards Board (FASB) issued final accounting guidance on reporting discontinued operations. The new guidance is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major effect on an entity’s operations and financial results. Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method investment or other major parts of the entity. In another change from current US GAAP, the guidance permits companies to have continuing cash flows and significant continuing involvement with the disposed component. The guidance does not change the presentation requirements for discontinued operations in the statement of income. The guidance requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation. The company has adopted this guidance effective January 1, 2014. Since the company did not dispose of any operations in the six months ended June 30, 2014, adoption of the guidance did not have an impact on the company’s consolidated financial statements.

In May of 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2016, which for the company is January 1, 2017. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption on its consolidated results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s results in the first half of 2014 were impacted by lower revenue from enterprise servers, systems integration and infrastructure services. The lower revenue as well as execution issues on a few projects impacted margins and resulted in a net loss for the first six months of 2014.

The company reported a first half 2014 net loss attributable to Unisys Corporation common shareholders of $65.6 million, or $1.35 per diluted share, compared with first half 2013 net loss attributable to Unisys Corporation common shareholders of $13.5 million, or $.31 per diluted share.

Revenue for the six months ended June 30, 2014 declined 6 percent to $1,568.1 million compared with $1,668.5 million for the six months ended June 30, 2013.

Results of operations

Company results

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

Revenue for the quarter ended June 30, 2014 was $806.4 million compared with $858.6 million for the second quarter of 2013, a decrease of 6% from the prior year. Foreign currency fluctuations had a 1-percentage-point positive impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 4% and Technology revenue decreased 21% in the current quarter compared with the year-ago period. U.S. revenue decreased 10% in the second quarter compared with the year-ago period, principally due to a decline in Technology revenue. International revenue decreased 3% in the current quarter principally due to declines in Asia/Pacific and Latin America, excluding Brazil, partially offset by increases in Europe and Brazil. Foreign currency had a 1-percentage-point positive impact on international revenue in the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

Total gross profit margin was 20.5% in the three months ended June 30, 2014 compared with 23.4% in the three months ended June 30, 2013, reflecting lower margins in both the Technology and Services segments.

Selling, general and administrative expense in the three months ended June 30, 2014 was $133.6 million (16.6% of revenue) compared with $144.9 million (16.9% of revenue) in the year-ago period. Continuing tight cost controls contributed to the decline.

Research and development (R&D) expenses in the second quarter of 2014 were $15.8 million compared with $17.8 million in the second quarter of 2013.

For the second quarter of 2014, the company reported an operating profit of $15.8 million compared with $38.0 million in the second quarter of 2013.

For the three months ended June 30, 2014, pension expense was $17.9 million compared with pension expense of $22.8 million for the three months ended June 30, 2013. For the full year 2014, the company expects to recognize pension expense of approximately $75 million compared with $93.5 million for the full year of 2013. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended June 30, 2014 was $2.3 million compared with $2.6 million for the three months ended June 30, 2013.

Other income (expense), net was an expense of $2.5 million in the second quarter of 2014 compared with income of $14.1 million in 2013. Included in the second quarter of 2014 and 2013 were foreign exchange losses of $4.0 million and foreign exchange gains of $15.7 million, respectively.

Income before income taxes for the three months ended June 30, 2014 was $11.0 million compared with $49.5 million for the three months ended June 30, 2013. The provision for income taxes was $19.9 million in the current quarter compared with $22.7 million in the year-ago period. As discussed in note (i) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.

Net income attributable to Unisys Corporation common shareholders for the three months ended June 30, 2014 was a loss of $12.1 million, or a loss of $.24 per diluted share, compared with net income attributable to Unisys Corporation common shareholders of $20.4 million, or $.46 per diluted share, for the three months ended June 30, 2013.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

Revenue for the six months ended June 30, 2014 was $1,568.1 million compared with $1,668.5 million for the six months ended June 30, 2013. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 4% and Technology revenue decreased 20% in the first half of 2014 compared with the year-ago period. U.S. revenue decreased 8% in the first half of 2014 compared with the year-ago period, principally due to a decline in Technology revenue. International revenue decreased 5% in the current period principally due to declines in Asia/Pacific and Latin America partially offset by an increase in Europe. Foreign currency had a 1-percentage-point negative impact on international revenue in the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

Total gross profit margin was 19.0% in the six months ended June 30, 2014 compared with 21.7% in the six months ended June 30, 2013, reflecting lower margins in both the Technology and Services segments.

Selling, general and administrative expense in the six months ended June 30, 2014 was $272.1 million (17.4% of revenue) compared with $287.1 million (17.2% of revenue) in the year-ago period.

Research and development (R&D) expenses in the first half of 2014 were $30.2 million compared with $34.8 million in the first half of 2013.

For the first half of 2014, the company reported an operating loss of $4.1 million compared with an operating profit of $39.6 million in the first half of 2013.

For the six months ended June 30, 2014, pension expense was $37.4 million compared with pension expense of $46.0 million for the six months ended June 30, 2013.

Interest expense for the six months ended June 30, 2014 was $4.3 million compared with $5.3 million for the six months ended June 30, 2013.

Other income (expense), net was an expense of $12.3 million in the first half of 2014 compared with income of $9.2 million in 2013. Included in the first half of 2014 and 2013 were foreign exchange losses of $13.1 million and foreign exchange gains of $11.5 million, respectively.

Income before income taxes for the six months ended June 30, 2014 was a loss of $20.7 million compared with income of $43.5 million for the six months ended June 30, 2013. The provision for income taxes was $35.9 million in the current period compared with $44.1 million in the year-ago period.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2014 and 2013 was zero and $2.4 million, respectively. The amount for the six months ended June 30, 2014 and 2013 was $.4 million and $2.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2014 compared with the three months ended June 30, 2013

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2014
Customer revenue	$806.4		$712.9	$93.5
Intersegment		$(13.8)	.1	13.7

Total revenue	$806.4	$(13.8)	$713.0	$107.2

Gross profit percent	20.5%		16.8%	50.2%

Operating profit percent	2.0%		4.0%	1.9%

Three Months Ended June 30, 2013
Customer revenue	$858.6		$739.7	$118.9
Intersegment		$(16.9)	.4	16.5

Total revenue	$858.6	$(16.9)	$740.1	$135.4

Gross profit percent	23.4%		18.2%	59.4%

Operating profit percent	4.4%		4.0%	23.9%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Percent Change
	2014	2013
Services
Systems integration and consulting	$216.4	$234.7	(7.8)%
Outsourcing	362.0	354.7	2.1%
Infrastructure services	89.0	105.5	(15.6)%
Core maintenance	45.5	44.8	1.6%

	712.9	739.7	(3.6)%
Technology
Enterprise-class software and servers	90.8	112.2	(19.1)%
Other technology	2.7	6.7	(59.7)%

	93.5	118.9	(21.4)%

	$806.4	$858.6	(6.1)%

In the Services segment, customer revenue was $712.9 million for the three months ended June 30, 2014, down 3.6% from the three months ended June 30, 2013. Foreign currency translation had a negligible impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting, which was impacted by execution issues on a few projects as well as lower in-quarter project work when compared with the prior-year period, decreased 7.8% to $216.4 million in the June 2014 quarter from $234.7 million in the June 2013 quarter.

Outsourcing revenue increased 2.1% for the three months ended June 30, 2014 to $362.0 million compared with the three months ended June 30, 2013. Infrastructure services revenue decreased 15.6% for the three month period ended June 30, 2014 compared with the three month period ended June 30, 2013. The decline reflects lower volume on some existing contracts and the conclusion of other contracts.

Core maintenance revenue increased 1.6% in the current quarter compared with the prior-year quarter.

Services gross profit was 16.8% in the second quarter of 2014 compared with 18.2% in the year-ago period. The current period gross profit margin was impacted by lower volume in the systems integration and infrastructure services businesses as well as execution issues on a few IT services projects. Services operating income percent was 4.0% in the three months ended June 30, 2014 compared with 4.0% in the three months ended June 30, 2013, as lower operating expenses offset the decline in gross profit margin.

In the Technology segment, customer revenue decreased 21.4% to $93.5 million in the current quarter compared with $118.9 million in the year-ago period, driven by lower sales of ClearPath products. Foreign currency translation had a positive impact of approximately 1-percentage point on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers decreased 19.1% for the three months ended June 30, 2014 compared with the three months ended June 30, 2013. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology decreased $4.0 million for the three months ended June 30, 2014 compared with the three months ended June 30, 2013, principally due to lower sales of third-party technology products.

Technology gross profit was 50.2% in the current quarter compared with 59.4% in the year-ago quarter. Technology operating profit percent was 1.9% in the three months ended June 30, 2014 compared with 23.9% in the three months ended June 30, 2013. The Technology segment’s margins were down due to lower sales of ClearPath products.

Six months ended June 30, 2014 compared with the six months ended June 30, 2013

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2014
Customer revenue	$1,568.1		$1,403.8	$164.3
Intersegment		$(23.4)	.3	23.1

Total revenue	$1,568.1	$(23.4)	$1,404.1	$187.4

Gross profit percent	19.0%		16.3%	46.9%

Operating profit (loss) percent	(.3)%		3.0%	(8.0)%

Six Months Ended June 30, 2013
Customer revenue	$1,668.5		$1,462.7	$205.8
Intersegment		$(34.2)	.9	33.3

Total revenue	$1,668.5	$(34.2)	$1,463.6	$239.1

Gross profit percent	21.7%		17.8%	53.5%

Operating profit percent	2.4%		3.5%	13.6%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Six Months Ended June 30		Percent Change
	2014	2013
Services
Systems integration and consulting	$427.4	$446.5	(4.3)%
Outsourcing	703.5	716.0	(1.7)%
Infrastructure services	181.8	210.6	(13.7)%
Core maintenance	91.1	89.6	1.7%

	1,403.8	1,462.7	(4.0)%
Technology
Enterprise-class software and servers	153.4	192.2	(20.2)%
Other technology	10.9	13.6	(19.9)%

	164.3	205.8	(20.2)%

Total	$1,568.1	$1,668.5	(6.0)%

In the Services segment, customer revenue was $1,403.8 million for the six months ended June 30, 2014, a decline of 4.0% when compared with the six months ended June 30, 2013. Foreign currency translation had a negligible impact on Services revenue in the current period compared with the year-ago period.

Revenue from systems integration and consulting was $427.4 million for the six months ended June 30, 2014 compared with $446.5 million for the six months ended June 30, 2013. The current-year period was impacted by execution issues on a few projects as well as lower in-period project work when compared with the prior-year period.

Outsourcing revenue decreased 1.7% for the six months ended June 30, 2014 to $703.5 million compared with the six months ended June 30, 2013.

Infrastructure services revenue decreased 13.7% for the six month period ended June 30, 2014 compared with the six month period ended June 30, 2013. The decline reflects lower volume on some existing contracts and the conclusion of other contracts.

Core maintenance revenue increased 1.7% in the current six-month period compared with the prior-year period.

Services gross profit was 16.3% in the first half of 2014 compared with 17.8% in the year-ago period. Services operating profit percent was 3.0% in the six months ended June 30, 2014 compared with 3.5% in the six months ended June 30, 2013. The current period was impacted by lower volume in the systems integration and infrastructure services businesses as well as execution issues on a few IT services projects.

In the Technology segment, customer revenue decreased 20.2% to $164.3 million in the first half of 2014 compared with $205.8 million in the year-ago period. Foreign currency translation had a negligible impact on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers decreased 20.2% for the six months ended June 30, 2014 compared with the six months ended June 30, 2013. The decrease was due to lower sales of the company’s ClearPath products.

Revenue from other technology decreased $2.7 million for the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

Technology gross profit was 46.9% in the current six-month period compared with 53.5% in the year-ago period. Technology operating profit (loss) percent was (8.0)% in the six months ended June 30, 2014 compared with 13.6% in the six months ended June 30, 2013. The Technology segment’s margins were down due to lower sales of ClearPath products.

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

Cash and cash equivalents at June 30, 2014 were $574.2 million compared with $639.8 million at December 31, 2013.

As of June 30, 2014, $378.8 million of cash and cash equivalents were held by the company’s foreign subsidiaries. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the six months ended June 30, 2014, cash provided by operations was $23.4 million compared with $30.2 million for the six months ended June 30, 2013. Cash provided by operations during the first half of 2014 was negatively impacted by an increase in cash contributions to the company’s defined benefit pension plans. During the first half of 2014, the company contributed cash of $103.1 million to such plans compared with $61.3 million during the first half of 2013. The principal reason for the increase was that in the current period, the company contributed $44.0 million to its U.S. qualified defined benefit pension plan compared with $6.9 million in the prior-year period.

Cash used for investing activities during the six months ended June 30, 2014 was $77.7 million compared with cash usage of $67.4 million during the six months ended June 30, 2013. Net proceeds of investments were $10.1 million for the six months ended June 30, 2014 compared with net purchases of $2.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $40.3 million compared with $29.6 million in the year-ago period, capital additions of properties were $29.0 million in 2014 compared with $16.2 million in 2013 and capital additions of outsourcing assets were $20.1 million in 2014 compared with $18.3 million in 2013. The higher capital expenditures largely reflected increased investments in new products, as well as expenditures on automation tools and leasehold improvements that support further consolidation of the company’s real estate.

Cash used for financing activities during the six months ended June 30, 2014 was $15.1 million compared with cash usage of $18.2 million during the six months ended June 30, 2013.

In June 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At June 30, 2014, the company had no borrowings and $22.8 million of letters of credit outstanding under the facility. At June 30, 2014, availability under the facility was $78.9 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. It also contains financial covenants requiring the company to maintain a minimum fixed charge coverage ratio and, if the company’s consolidated cash plus availability under the credit facility falls below $130 million, a maximum secured leverage ratio. The credit agreement allows the company to pay dividends on its preferred stock unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At June 30, 2014, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2014, the company expects to make cash contributions to its worldwide defined benefit pension plans of approximately $235 million, which is comprised of $109 million primarily for non-U.S. defined benefit pension plans and $126 million for the company’s U.S. qualified defined benefit pension plan.

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

On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the six months ended June 30, 2014, the company repurchased an aggregate of 552,806 shares of common stock for approximately $14.0 million. Actual cash disbursements for repurchased shares may differ if the settlement dates for shares repurchased occurs after the end of the quarter. At June 30, 2014, there remained approximately $24.3 million available for future repurchases under the Board authorization.

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

The company has significant pension obligations and may be required to make additional significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2013, the company made cash contributions of $147.2 million to its worldwide defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2014 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $235 million, which is comprised of $126 million for the company’s U.S. qualified defined benefit pension plan and $109 million primarily for non-U.S. defined benefit pension plans.

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

The following table provides information relating to the company’s repurchase of common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan

April 1, 2014 – April 30, 2014	123,238	$28.10	123,238	$33,957,283
May 1, 2014 – May 31, 2014	250,763	$23.93	250,763	$27,957,286
June 1, 2014 – June 30, 2014	148,067	$24.64	148,067	$24,308,906

Total	522,068	$25.11	522,068

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: August 1, 2014	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document