Form 10-Q
period 2014-09-30
UNISYS CORP
filed 2014-10-31
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of September 30, 2014: 49,927,307.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$476.5	$639.8
Accounts and notes receivable, net	570.2	683.1
Inventories:
Parts and finished equipment	35.4	32.8
Work in process and materials	24.7	22.3
Deferred income taxes	16.0	24.1
Prepaid expenses and other current assets	133.9	138.7

Total	1,256.7	1,540.8

Properties	1,095.4	1,095.5
Less-Accumulated depreciation and amortization	921.6	920.8

Properties, net	173.8	174.7

Outsourcing assets, net	114.1	115.5
Marketable software, net	142.6	129.1
Prepaid postretirement assets	126.0	83.7
Deferred income taxes	110.0	112.3
Goodwill	186.6	188.7
Other long-term assets	169.6	165.2

Total	$2,279.4	$2,510.0

Liabilities and deficit
Current liabilities
Current maturities of long-term debt	$1.0	$—
Accounts payable	241.0	246.7
Deferred revenue	319.4	402.4
Other accrued liabilities	351.4	375.7

Total	912.8	1,024.8

Long-term debt	214.1	210.0
Long-term postretirement liabilities	1,457.8	1,697.2
Long-term deferred revenue	109.5	122.7
Other long-term liabilities	106.4	119.2
Commitments and contingencies

Deficit
6.25% mandatory convertible preferred stock	—	249.7
Common stock, shares issued:
2014; 52.3, 2013; 45.1	.5	.4
Accumulated deficit	(1,797.6)	(1,782.5)
Treasury stock, shares at cost:
2014; 2.4, 2013; 1.1	(93.9)	(62.4)
Paid-in capital	4,488.4	4,227.7
Accumulated other comprehensive loss	(3,167.3)	(3,333.4)

Total Unisys stockholders’ deficit	(569.9)	(700.5)

Noncontrolling interests	48.7	36.6

Total deficit	(521.2)	(663.9)

Total	$2,279.4	$2,510.0

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue
Services	$763.0	$720.0	$2,166.8	$2,182.7
Technology	119.5	72.1	283.8	277.9

	882.5	792.1	2,450.6	2,460.6
Costs and expenses
Cost of revenue:
Services	608.6	580.3	1,801.0	1,797.1
Technology	39.0	40.3	116.5	130.5

	647.6	620.6	1,917.5	1,927.6

Selling, general and administrative	138.0	131.7	410.1	418.8
Research and development	20.3	15.8	50.5	50.6

	805.9	768.1	2,378.1	2,397.0

Operating profit	76.6	24.0	72.5	63.6
Interest expense	2.3	2.4	6.6	7.7
Other income (expense), net	3.3	1.9	(9.0)	11.1

Income before income taxes	77.6	23.5	56.9	67.0

Provision for income taxes	26.4	27.0	62.3	71.1

Consolidated net income (loss)	51.2	(3.5)	(5.4)	(4.1)
Net income attributable to noncontrolling interests	3.4	4.1	9.7	8.9

Net income (loss) attributable to Unisys Corporation	47.8	(7.6)	(15.1)	(13.0)

Preferred stock dividends	—	4.0	2.7	12.1

Net income (loss) attributable to Unisys Corporation common shareholders	$47.8	$(11.6)	$(17.8)	$(25.1)

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$.95	$(.26)	$(.36)	$(.57)

Diluted	$.95	$(.26)	$(.36)	$(.57)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Consolidated net income (loss)	$51.2	$(3.5)	$(5.4)	$(4.1)

Other comprehensive income
Foreign currency translation	(61.5)	33.5	(19.9)	(41.7)
Postretirement adjustments, net of tax of $11.4 and $10.9 in 2014 and $(7.8) and $5.9 in 2013	132.0	(5.0)	186.9	130.4

Total other comprehensive income	70.5	28.5	167.0	88.7

Comprehensive income	121.7	25.0	161.6	84.6
Less comprehensive income attributable to noncontrolling interests	(1.4)	(4.3)	(10.6)	(9.8)

Comprehensive income attributable to Unisys Corporation	$120.3	$20.7	$151.0	$74.8

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Nine Months Ended September 30
	2014	2013*

Cash flows from operating activities
Consolidated net loss	$(5.4)	$(4.1)
Add (deduct) items to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency transaction losses	7.4	6.5
Employee stock compensation	10.6	10.8
Depreciation and amortization of properties	38.6	35.1
Depreciation and amortization of outsourcing assets	44.5	39.4
Amortization of marketable software	42.5	46.4
Other non-cash operating activities	5.1	—
Disposal of capital assets	1.0	1.4
Gain on sale of business	(.7)	—
Pension contributions	(161.3)	(101.6)
Pension expense	55.5	69.4
Decrease in deferred income taxes, net	15.4	29.4
Decrease in receivables, net	81.2	66.3
Increase in inventories	(6.1)	(5.6)
Decrease in accounts payable and other accrued liabilities	(83.8)	(123.3)
Decrease in other liabilities	(39.1)	(19.0)
Decrease (increase) other assets	7.8	(4.8)
Other	2.7	(.1)

Net cash provided by operating activities	15.9	46.2

Cash flows from investing activities
Proceeds from investments	4,438.8	3,850.2
Purchases of investments	(4,422.8)	(3,857.8)
Investment in marketable software	(56.1)	(47.3)
Capital additions of properties	(41.9)	(26.1)
Capital additions of outsourcing assets	(45.9)	(29.6)
Other	(1.2)	1.1

Net cash used for investing activities	(129.1)	(109.5)

Cash flows from financing activities
Common stock repurchases	(29.3)	(11.5)
Dividends paid on preferred stock	(4.0)	(12.1)
Proceeds from exercise of stock options	3.3	4.5
Financing fees	(.6)	—

Net cash used for financing activities	(30.6)	(19.1)

Effect of exchange rate changes on cash and cash equivalents	(19.5)	(17.3)

Decrease in cash and cash equivalents	(163.3)	(99.7)
Cash and cash equivalents, beginning of period	639.8	655.6

Cash and cash equivalents, end of period	$476.5	$555.9

*	Changed to conform to the current-year presentation. See note (l).

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

a. Earnings per Share. The following table shows how earnings per common share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2014 and 2013 (dollars in millions, shares in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$47.8	$(11.6)	$(17.8)	$(25.1)

Weighted average shares	50,245	43,811	49,144	43,883

Total	$.95	$(.26)	$(.36)	$(.57)

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$47.8	$(11.6)	$(17.8)	$(25.1)
Add preferred stock dividends	—	—	—	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$47.8	$(11.6)	$(17.8)	$(25.1)

Weighted average shares	50,245	43,811	49,144	43,883
Plus incremental shares from assumed conversions
Employee stock plans	177	—	—	—
Preferred stock	—	—	—	—

Adjusted weighted average shares	50,422	43,811	49,144	43,883

Total	$.95	$(.26)	$(.36)	$(.57)

In the nine months ended September 30, 2014 and 2013, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,318 and 3,264, respectively. In the nine months ended September 30, 2014 and 2013, 585 and 6,913 (in thousands) of weighted-average mandatory convertible preferred stock, respectively, were antidilutive and therefore excluded from the computation of diluted earnings per share in both periods.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three and nine months ended September 30, 2014 and 2013 is presented below (in millions of dollars):

	Three Months Ended Sept. 30, 2014			Three Months Ended Sept. 30, 2013
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.1	$—	$2.1	$2.6	$—	$2.6
Interest cost	91.4	61.6	29.8	82.0	55.3	26.7
Expected return on plan assets	(111.8)	(71.3)	(40.5)	(108.5)	(73.0)	(35.5)
Amortization of prior service (benefit) cost	(1.1)	(.5)	(.6)	(.8)	.2	(1.0)
Recognized net actuarial loss	37.5	27.5	10.0	48.1	35.1	13.0

Net periodic pension expense	$18.1	$17.3	$.8	$23.4	$17.6	$5.8

	Nine Months Ended Sept. 30, 2014			Nine Months Ended Sept. 30, 2013
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$6.4	$—	$6.4	$7.8	$—	$7.8
Interest cost	276.0	186.3	89.7	244.3	165.1	79.2
Expected return on plan assets	(337.4)	(215.3)	(122.1)	(323.9)	(218.7)	(105.2)
Amortization of prior service (benefit) cost	(1.7)	(.1)	(1.6)	(1.2)	.5	(1.7)
Recognized net actuarial loss	112.8	82.3	30.5	142.4	104.1	38.3
Curtailment gain	(.6)	—	(.6)	—	—	—

Net periodic pension expense	$55.5	$53.2	$2.3	$69.4	$51.0	$18.4

On August 8, 2014, legislation was signed into law in the U.S., which among other things, provides defined benefit plan sponsors with funding relief. The legislation includes provisions regarding interest rate stabilization for pension plans. The company estimates that the new guidelines will reduce cash funding requirements in 2014 for the company’s U.S. qualified defined benefit pension plan from the previous estimate of $126 million to approximately $80 million.

In 2014, the company estimates that it will make cash contributions of approximately $188 million to its worldwide defined benefit pension plans, which is comprised of $108 million primarily for non-U.S. defined benefit pension plans and $80 million for the company’s U.S. qualified defined benefit pension plan. In 2013, the company made cash contributions of $147.2 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2014 and 2013, $161.3 million and $101.6 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2014 and 2013 is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Service cost	$.2	$.2	$.5	$.5
Interest cost	2.0	2.0	6.0	6.0
Expected return on assets	(.1)	(.2)	(.4)	(.4)
Amortization of prior service cost	.4	.5	1.3	1.4
Recognized net actuarial loss	.8	1.4	2.5	4.1

Net periodic postretirement benefit expense	$3.3	$3.9	$9.9	$11.6

The company expects to make cash contributions of approximately $19 million to its postretirement benefit plan in 2014 compared with $18.0 million in 2013. For the nine months ended September 30, 2014 and 2013, $10.4 million and $11.0 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At September 30, 2014 and 2013, the notional amount of these contracts was $421.1 million and $472.3 million, respectively. At September 30, 2014 and 2013, the fair value of such contracts was a net gain of $1.5 million and $.6 million, respectively, of which $2.6 million and $1.8 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $1.1 and $1.2 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the nine months ended September 30, 2014 and 2013, changes in the fair value of these instruments was a gain of $15.9 million and a loss of $6.9 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At September 30, 2014 and December 31, 2013, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $11 million and $15 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2014, 2.6 million shares of unissued common stock of the company were available for granting under these plans.

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

During the nine months ended September 30, 2014 and 2013, the company recorded $10.6 million and $10.8 million of share-based compensation expense, respectively, which is comprised of $4.2 million and $2.7 million of restricted stock unit expense and $6.4 million and $8.1 million of stock option expense, respectively.

A summary of stock option activity for the nine months ended September 30, 2014 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2013	2,698	$32.74
Granted	749	32.26
Exercised	(265)	14.06
Forfeited and expired	(340)	72.90

Outstanding at Sept. 30, 2014	2,842	29.55	2.62	$2.2

Expected to vest at Sept. 30, 2014	1,346	27.38	3.74	.9

Exercisable at Sept. 30, 2014	1,463	31.56	1.55	1.3

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2014 and 2013 was $4.6 million and $5.7 million, respectively. As of September 30, 2014, $4.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2014 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2013	401	$23.45
Granted	395	32.19
Vested	(101)	26.85
Forfeited and expired	(219)	24.77

Outstanding at Sept. 30, 2014	476	29.36

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2014 and 2013 was $12.7 million and $5.0 million, respectively. As of September 30, 2014, there was $8.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the nine months ended September 30, 2014 and 2013 was $2.7 million and $4.3 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2014 and 2013 was $3.3 million and $4.5 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2014 and 2013 was zero and $1.0 million, respectively. The amount for the nine months ended September 30, 2014 and 2013 was $.4 million and $3.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2014 and 2013 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended Sept. 30, 2014
Customer revenue	$882.5		$763.0	$119.5
Intersegment		$(35.4)	—	35.4

Total revenue	$882.5	$(35.4)	$763.0	$154.9

Operating income	$76.6	$(15.6)	$52.7	$39.5

Three Months Ended Sept. 30, 2013
Customer revenue	$792.1		$720.0	$72.1
Intersegment		$(22.3)	.4	21.9

Total revenue	$792.1	$(22.3)	$720.4	$94.0

Operating income (loss)	$24.0	$(20.9)	$55.2	$(10.3)

Nine Months Ended Sept. 30, 2014
Customer revenue	$2,450.6		$2,166.8	$283.8
Intersegment		$(58.8)	.3	58.5

Total revenue	$2,450.6	$(58.8)	$2,167.1	$342.3

Operating income	$72.5	$(46.6)	$94.6	$24.5

	Total	Corporate	Services	Technology
Nine Months Ended Sept. 30, 2013
Customer revenue	$2,460.6		$2,182.7	$277.9
Intersegment		$(56.5)	1.3	55.2

Total revenue	$2,460.6	$(56.5)	$2,184.0	$333.1

Operating income	$63.6	$(65.6)	$107.0	$22.2

Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Total segment operating income	$92.2	$44.9	$119.1	$129.2
Interest expense	(2.3)	(2.4)	(6.6)	(7.7)
Other income (expense), net	3.3	1.9	(9.0)	11.1
Corporate and eliminations	(15.6)	(20.9)	(46.6)	(65.6)

Total income before income taxes	$77.6	$23.5	$56.9	$67.0

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Services
Systems integration and consulting	$263.1	$227.7	$690.6	$674.2
Outsourcing	368.7	339.4	1,072.2	1,055.3
Infrastructure services	83.9	104.7	265.7	315.3
Core maintenance	47.3	48.2	138.3	137.9

	763.0	720.0	2,166.8	2,182.7
Technology
Enterprise-class software and servers	107.3	54.6	260.7	246.9
Other technology	12.2	17.5	23.1	31.0

	119.5	72.1	283.8	277.9

Total	$882.5	$792.1	$2,450.6	$2,460.6

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
United States	$377.3	$337.6	$997.0	$1,008.7
United Kingdom	104.6	99.0	327.5	296.4
Other international	400.6	355.5	1,126.1	1,155.5

Total	$882.5	$792.1	$2,450.6	$2,460.6

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2013 and September 30, 2014 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2013	$(3,333.4)	$(676.8)	$(2,656.6)

Other comprehensive income before reclassifications	58.6	(17.9)	76.5

Amounts reclassified from accumulated other comprehensive income	107.5	—	107.5

Current period other comprehensive income	166.1	(17.9)	184.0

Balance at Sept. 30, 2014	$(3,167.3)	$(694.7)	$(2,472.6)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 were as follows (in millions of dollars):

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2014	2013	2014	2013
Amortization of:
Prior service cost*	$(.5)	$(.2)	$(.4)	$.3
Actuarial losses*	37.6	48.3	112.9	143.6
Curtailment gain*	—	—	(.6)	—

Total before tax	37.1	48.1	111.9	143.9
Income tax benefit	(1.5)	(1.0)	(4.4)	(4.7)

Net of tax	$35.6	$47.1	$107.5	$139.2

*	These items are included in net periodic postretirement cost (see note (b)).

Noncontrolling interests as of December 31, 2013 and September 30, 2014 are as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2013	$36.6
Net income	9.7
Translation adjustments	(2.0)
Postretirement plans	2.9
Sale of subsidiary	1.5

Balance at September 30, 2014	$48.7

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the nine months ended September 30, 2014 and 2013 for income taxes was $58.2 million and $50.1 million, respectively.

Cash paid during the nine months ended September 30, 2014 and 2013 for interest was $13.2 million and $12.9 million, respectively.

During the nine months ended September 30, 2014, the company incurred a capital lease obligation of $5.1 million.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2014, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $133 million.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2014, it has adequate provisions for any such matters.

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

At September 30, 2014, the SICAD I exchange rate used was 12.0 bolivars to the U.S. dollar. For the nine months ended September 30, 2014, $7.4 million of pretax foreign exchange losses have been recorded. At September 30, 2014, the company’s operations in Venezuela had net monetary assets denominated in local currency equivalent to approximately $8 million. As indicated above, the SICAD I exchange rate is determined by periodic auctions and, therefore, the potential exists for it to change significantly in future quarters. Additionally, the Venezuelan government may make further changes or introduce new exchange rate mechanisms which could result in further changes in the exchange rate used by the company to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars.

k. Stockholder’s Equity. On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the nine months ended September 30, 2014, the company repurchased an aggregate of 1,284,121 shares of common stock for approximately $30.2 million. Actual cash disbursements for repurchased shares may differ if the settlement dates for shares repurchased occurs after the end of the quarter. At September 30, 2014, there remained approximately $8.2 million available for future repurchases under the Board authorization.

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

l. Statement of Cash Flows. In the fourth quarter of 2013, the company began to report its defined benefit pension plans expense as a separate line item within the operating cash flow section of its consolidated statements of cash flows. Prior period’s statements of cash flows have been changed to present pension expense separately and to adjust the amounts presented for other assets and liabilities. There was no change to total net cash provided by operating activities in the prior year.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Revenue for the nine months ended September 30, 2014 was $2,450.6 million compared with $2,460.6 million for the nine months ended September 30, 2013. Services revenue over the first nine months of 2014 declined 1%, primarily reflecting lower revenue for infrastructure services, offset in part by increases in outsourcing and systems integration and consulting. Technology revenue, which can vary significantly from quarter to quarter based on the timing of customer purchases, increased 2% in the first nine months of 2014 due to higher sales of enterprise-class software and servers.

The company reported a nine month 2014 net loss attributable to Unisys Corporation common shareholders of $17.8 million, or $.36 per diluted share, compared with a net loss of $25.1 million, or $.57 per diluted share, in the first nine months of 2013.

Results of operations

Company results

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

Revenue for the quarter ended September 30, 2014 was $882.5 million compared with $792.1 million for the third quarter of 2013, an increase of 11% from the prior year. Foreign currency fluctuations had a 1-percentage point positive impact on revenue in the current period compared with the year-ago period.

Services revenue increased 6% and Technology revenue increased 66% in the current quarter compared with the year-ago period. U.S. revenue increased 12% in the third quarter compared with the year-ago period. International revenue increased 11% in the current quarter with all regions contributing to the increase. Foreign currency had a 3-percentage-point positive impact on international revenue in the three months ended September 30, 2014 compared with the three months ended September 30, 2013.

Total gross profit margin was 26.6% in the three months ended September 30, 2014 compared with 21.7% in the three months ended September 30, 2013, reflecting higher revenue and margin in the company’s technology business.

Selling, general and administrative expense in the three months ended September 30, 2014 was $138.0 million (15.6% of revenue) compared with $131.7 million (16.6% of revenue) in the year-ago period.

Research and development (R&D) expenses in the third quarter of 2014 were $20.3 million compared with $15.8 million in the third quarter of 2013.

For the third quarter of 2014, the company reported an operating profit of $76.6 million compared with an operating profit of $24.0 million in the third quarter of 2013.

For the three months ended September 30, 2014, pension expense was $18.1 million compared with pension expense of $23.4 million for the three months ended September 30, 2013. For the full year 2014, the company expects to recognize pension expense of approximately $74 million compared with $93.5 million for the full year of 2013. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended September 30, 2014 was $2.3 million compared with $2.4 million for the three months ended September 30, 2013.

Other income (expense), net was income of $3.3 million in the third quarter of 2014 compared with income of $1.9 million in the third quarter of 2013.

Income before income taxes for the three months ended September 30, 2014 was $77.6 million compared with income of $23.5 million for the three months ended September 30, 2013. The provision for income taxes was $26.4 million in the current quarter compared with $27.0 million in the year-ago period. Included in the provision for income taxes for the three months ended September 30, 2013 was $11.4 million related to UK tax rate changes, as discussed in note (i) of the Notes to Consolidated Financial Statements.

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

For the three months ended September 30, 2014, the company reported net income attributable to Unisys Corporation common shareholders of $47.8 million, or $.95 per diluted share, compared with a net loss attributable to Unisys Corporation common shareholders of $11.6 million, or $.26 per diluted share, for the three months ended September 30, 2013.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

Revenue for the nine months ended September 30, 2014 was $2,450.6 million compared with $2,460.6 million for the nine months ended September 30, 2013. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 1% and Technology revenue increased 2% for the nine months ended September 30, 2014 compared with the year-ago period. U.S. revenue decreased 1% in the current period compared with the year-ago period.

International revenue was flat in the current period when compared with the prior year period. Foreign currency had a negligible impact on international revenue in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Total gross profit margin was 21.8% in the nine months ended September 30, 2014 compared with 21.7% in the nine months ended September 30, 2013.

Selling, general and administrative expense in the nine months ended September 30, 2014 was $410.1 million (16.7% of revenue) compared with $418.8 million (17.0% of revenue) in the year-ago period.

Research and development (R&D) expenses for the nine months ended September 30, 2014 were $50.5 million compared with $50.6 million in the prior-year period.

For the nine months ended September 30, 2014, the company reported an operating profit of $72.5 million compared with an operating profit of $63.6 million in the prior-year period.

For the nine months ended September 30, 2014, pension expense was $55.5 million compared with pension expense of $69.4 million for the nine months ended September 30, 2013.

Interest expense for the nine months ended September 30, 2014 was $6.6 million compared with $7.7 million for the nine months ended September 30, 2013.

Other income (expense), net was a loss of $9.0 million for the nine months ended September 30, 2014 compared with income of $11.1 million in 2013. The current period includes foreign exchange losses of $10.6 million compared with foreign exchange gains of $11.7 million in the prior-year period.

Income before income taxes for the nine months ended September 30, 2014 was $56.9 million compared with income of $67.0 million for the nine months ended September 30, 2013. The provision for income taxes was $62.3 million in the current period compared with $71.1 million in the year-ago period. Included in the provision for taxes for the nine months ended September 30, 2013 was $11.4 million related to UK tax rate changes, as discussed above.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2014 and 2013 was zero and $1.0 million, respectively. The amount for the nine months ended September 30, 2014 and 2013 was $.4 million and $3.7 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended Sept. 30, 2014
Customer revenue	$882.5		$763.0	$119.5
Intersegment		$(35.4)	—	35.4

Total revenue	$882.5	$(35.4)	$763.0	$154.9

Gross profit percent	26.6%		19.5%	61.5%

Operating profit (loss) percent	8.7%		6.9%	25.5%

Three Months Ended Sept. 30, 2013
Customer revenue	$792.1		$720.0	$72.1
Intersegment		$(22.3)	.4	21.9

Total revenue	$792.1	$(22.3)	$720.4	$94.0

Gross profit percent	21.7%		21.1%	35.3%

Operating profit (loss) percent	3.0%		7.7%	(11.0)%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months
	Ended Sept. 30		Percent
	2014	2013	Change
Services
Systems integration and consulting	$263.1	$227.7	15.5%
Outsourcing	368.7	339.4	8.6%
Infrastructure services	83.9	104.7	(19.9)%
Core maintenance	47.3	48.2	(1.9)%

	763.0	720.0	6.0%
Technology
Enterprise-class software and servers	107.3	54.6	96.5%
Other technology	12.2	17.5	(30.3)%

	119.5	72.1	65.7%

Total	$882.5	$792.1	11.4%

In the Services segment, customer revenue was $763.0 million for the three months ended September 30, 2014, up 6.0% from the three months ended September 30, 2013. Foreign currency translation had a 2-percentage point positive impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from systems integration and consulting increased 15.5% to $263.1 million in the September 2014 quarter from $227.7 million in the September 2013 quarter. The third quarter of 2014 included a number of in-quarter hardware and software sales that helped drive growth.

Outsourcing revenue increased 8.6% for the three months ended September 30, 2014 to $368.7 million compared with the three months ended September 30, 2013. The third quarter of 2014 included a number of in-quarter hardware and software sales that helped drive growth.

Infrastructure services revenue decreased 19.9% for the three month period ended September 30, 2014 compared with the three month period ended September 30, 2013. The decline in revenue in the current quarter compared with the prior year period reflects lower volumes on some existing contracts and the conclusion of other contracts that the company did not renew.

Core maintenance revenue decreased 1.9% in the current quarter compared with the prior-year quarter.

Services gross profit was 19.5% in the current quarter of 2014 compared with 21.1% in the year-ago period. Services operating income percent was 6.9% in the three months ended September 30, 2014 compared with 7.7% in the three months ended September 30, 2013. The declines in margins were due to the mix within systems integration and outsourcing revenue as well as the impact of lower volume within infrastructure services.

In the Technology segment, customer revenue, which can vary significantly from quarter to quarter based on the timing of customer purchases, increased 65.7% to $119.5 million in the current quarter compared with $72.1 million in the year-ago period, due to higher sales of the company’s ClearPath software and servers. Foreign currency translation had a 1-percentage point positive impact on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers increased 96.5% for the three months ended September 30, 2014 compared with the three months ended September 30, 2013. The increase was due to higher sales of the company’s ClearPath products.

Revenue from other technology decreased $5.3 million for the three months ended September 30, 2014 compared with the three months ended September 30, 2013, principally due to lower sales of third-party technology products.

Technology gross profit was 61.5% in the current quarter compared with 35.3% in the year-ago quarter. Technology operating profit (loss) percent was 25.5% in the three months ended September 30, 2014 compared with (11.0)% in the three months ended September 30, 2013. The increase in Technology gross profit and operating profit margins reflected the higher ClearPath revenue.

Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Nine Months Ended Sept. 30, 2014
Customer revenue	$2,450.6		$2,166.8	$283.8
Intersegment		$(58.8)	.3	58.5

Total revenue	$2,450.6	$(58.8)	$2,167.1	$342.3

Gross profit percent	21.8%		17.4%	53.5%

Operating profit percent	3.0%		4.4%	7.2%

Nine Months Ended Sept. 30, 2013
Customer revenue	$2,460.6		$2,182.7	$277.9
Intersegment		$(56.5)	1.3	55.2

Total revenue	$2,460.6	$(56.5)	$2,184.0	$333.1

Gross profit percent	21.7%		18.9%	48.4%

Operating profit percent	2.6%		4.9%	6.7%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Nine Months
	Ended Sept. 30		Percent
	2014	2013	Change
Services
Systems integration and consulting	$690.6	$674.2	2.4%
Outsourcing	1,072.2	1,055.3	1.6%
Infrastructure services	265.7	315.3	(15.7)%
Core maintenance	138.3	137.9	.3%

	2,166.8	2,182.7	(.7)%
Technology
Enterprise-class software and servers	260.7	246.9	5.6%
Other technology	23.1	31.0	(25.5)%

	283.8	277.9	2.1%

Total	$2,450.6	$2,460.6	(.4)%

In the Services segment, customer revenue was $2,166.8 million for the nine months ended September 30, 2014, which was down .7% when compared with the nine months ended September 30, 2013. Foreign currency translation had a negligible impact on Services revenue in the current period compared with the year-ago period.

Revenue from systems integration and consulting was $690.6 million for the nine months ended September 30, 2014 compared with $674.2 million for the nine months ended September 30, 2013, an increase of 2.4%.

Outsourcing revenue increased 1.6% for the nine months ended September 30, 2014 to $1,072.2 million compared with the nine months ended September 30, 2013.

Infrastructure services revenue decreased 15.7% for the nine month period ended September 30, 2014 compared with the nine month period ended September 30, 2013. The decline in revenue in the current period compared with the prior year period reflects lower volumes on some existing contracts and the conclusion of other contracts that the company did not renew.

Core maintenance revenue was flat in the current nine-month period compared with the prior-year period.

Services gross profit was 17.4% in the first nine months of 2014 compared with 18.9% in the year-ago period. Services operating profit percent was 4.4% in the nine months ended September 30, 2014 compared with 4.9% in the nine months ended September 30, 2013.

In the Technology segment, customer revenue, which can vary significantly from quarter to quarter based on the timing of customer purchases, increased 2.1% to $283.8 million in the first nine months of 2014 compared with $277.9 million in the year-ago period, due to higher enterprise-class software and servers revenue. Foreign currency translation had a negligible impact on Technology revenue in the current period compared with the prior-year period.

Revenue from the company’s enterprise-class software and servers increased 5.6% for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Revenue from other technology decreased $7.9 million for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, principally due to lower sales of third-party technology products.

Technology gross profit was 53.5% in the current nine-month period compared with 48.4% in the year-ago period. Technology operating profit percent was 7.2% in the nine months ended September 30, 2014 compared with 6.7% in the nine months ended September 30, 2013. The increase in Technology gross profit and operating profit margins reflected the higher sales of enterprise-class software and servers.

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

Cash and cash equivalents at September 30, 2014 were $476.5 million compared with $639.8 million at December 31, 2013.

As of September 30, 2014, approximately $364 million of cash and cash equivalents were held by the company’s foreign subsidiaries. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the nine months ended September 30, 2014, cash provided by operations was $15.9 million compared with $46.2 million for the nine months ended September 30, 2013. Cash provided by operations during the first nine months of 2014 was negatively impacted by an increase in cash contributions to the company’s defined benefit pension plans. During the nine months ended September 30, 2014, the company contributed $161.3 million to such plans compared with $101.6 million during the nine months ended September 30, 2013. In the first nine months of 2014, the company made cash contributions of $79.6 million to its U.S. qualified defined benefit pension plan compared with $20.4 million in the prior-year period.

Cash used for investing activities for the nine months ended September 30, 2014 was $129.1 million compared with cash usage of $109.5 million during the nine months ended September 30, 2013. Net proceeds of investments were $16.0 million for the nine months ended September 30, 2014 compared with net purchases of $7.6 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $56.1 million compared with $47.3 million in the year-ago period, capital additions of properties were $41.9 million in 2014 compared with $26.1 million in 2013 and capital additions of outsourcing assets were $45.9 million in 2014 compared with $29.6 million in 2013. The higher capital expenditures largely reflected increased investments in new products, as well as expenditures on automation tools and leasehold improvements that support further consolidation of the company’s real estate.

Cash used for financing activities during the nine months ended September 30, 2014 was $30.6 million compared with cash usage of $19.1 million during the nine months ended September 30, 2013. The current-year period includes $29.3 million for common stock repurchases compared with $11.5 million in the prior year.

In June 2011, the company entered into a five-year secured revolving credit facility which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). In September 2014, the credit agreement was amended to extend the term of the facility until June 2018. Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At September 30, 2014, the company had no borrowings and $18.8 million of letters of credit outstanding under the facility. At September 30, 2014, availability under the facility was $98.6 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. In September 2014, the credit agreement was amended to remove the covenant requiring a maximum secured leverage ratio and to require the company to maintain a minimum fixed charge coverage ratio only if the company’s availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement, as amended, allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty. At September 30, 2014, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2014, the company expects to make cash contributions to its worldwide defined benefit pension plans of approximately $188 million, which is comprised of $108 million primarily for non-U.S. defined benefit pension plans and $80 million for the company’s U.S. qualified defined benefit pension plan. The U.S. cash contribution is approximately $46 million less than the prior estimate due to a recent change in U.S. law (see note (b) of the Notes to Consolidated Financial Statements).

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

On December 10, 2012, the company announced that its Board of Directors had authorized the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. During the nine months ended September 30, 2014, the company repurchased an aggregate of 1,284,121 shares of common stock for approximately $30.2 million. Actual cash disbursements for repurchased shares may differ if the settlement dates for shares repurchased occurs after the end of the quarter. At September 30, 2014, there remained approximately $8.2 million available for future repurchases under the Board authorization.

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

The company has significant pension obligations and may be required to make additional significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2013, the company made cash contributions of $147.2 million to its worldwide defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2014 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $188 million, which is comprised of $80 million for the company’s U.S. qualified defined benefit pension plan and $108 million primarily for non-U.S. defined benefit pension plans.

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

The following table provides information relating to the company’s repurchase of common stock during the three months ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan

July 1, 2014 – July 31, 2014	482,001	$21.95	482,001	$13,728,134
August 1, 2014 – August 31, 2014	50,000	$21.21	50,000	$12,667,759
Sept. 1, 2014 – Sept. 30, 2014	199,314	$22.62	199,314	$8,158,348

Total	731,315	$22.08	731,315

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: October 31, 2014	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Scott Hurley
Scott Hurley
Vice President and Corporate Controller
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Bylaws of Unisys Corporation, as amended through April 29, 2010 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

10.1	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 19, 2014

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of J. Edward Coleman required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of J. Edward Coleman required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document