Form 10-K
period 2014-12-31
UNISYS CORP
filed 2015-02-23
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1,241.5 million.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2014. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of February 18, 2015: 49,898,173

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Unisys Corporation’s annual report to stockholders for the year ended December 31, 2014 are incorporated by reference into Part I, Part II and Part IV hereof.

Portions of Unisys Corporation’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

General

Unisys Corporation is a global information technology (“IT”) company. We work with many of the world’s largest companies and government organizations to secure and keep their mission-critical operations running at peak performance; streamline and transform their data centers; enhance support to their end users and constituents; and modernize their enterprise applications. We do this while protecting and building on their legacy IT investments. Our offerings include outsourcing and managed services, systems integration and consulting services, high-end server technology, cybersecurity and cloud management software, and maintenance and infrastructure support services. We have more than 20,000 employees serving clients around the world.

We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 14, “Segment information”, of the Notes to Consolidated Financial Statements appearing in our annual report to stockholders for the year ended December 31, 2014 (the “Unisys 2014 Annual Report to Stockholders”), and such information is incorporated herein by reference.

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

•	In outsourcing, we manage clients’ data centers, computer servers and end-user computing environments as well as specific business processes.

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

In the Technology segment, we design and develop software, servers and related products to help clients reduce costs, improve security, create agility and improve the efficiency of their data center environments. As a pioneer in large-scale computing, Unisys offers deep experience and rich technological capabilities in transaction-intensive, mission-critical environments. We provide a range of data center, infrastructure management and cloud computing offerings to help clients virtualize and automate their data-center environments. Product offerings include enterprise-class servers, such as the ClearPath family of servers, the Forward! by Unisys line of fabric servers, and the ES family of servers; the Unisys Stealth™ family of cybersecurity software; and operating system software and middleware.

The primary vertical markets Unisys serves worldwide include commercial, financial services, public sector (outside the U.S. federal government) and the U.S. federal government.

We market our products and services primarily through a direct sales force. In certain foreign countries, we market primarily through distributors. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio.

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

Patents, Trademarks and Licenses

Unisys owns approximately 1,030 active U.S. patents and approximately 90 active patents granted in 12 non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, computing systems, relational database management, information storage, device/circuit manufacture and design, imaging, data compression and document recognition/handling. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

Unisys also maintains 24 U.S. trademark and service mark registrations, and over 1,280 additional trademark and service mark registrations in over 130 non-U.S. jurisdictions. These marks are valuable assets used on or in connection with our products and services, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality

Our revenue is affected by such factors as the introduction of new products and services, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.

Customers

No single client accounts for more than 10% of our revenue. Sales of commercial products and services to various agencies of the U.S. government represented approximately 16% of total consolidated revenue in 2014. For more information on the risks associated with contracting with governmental entities, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2014 Annual Report to Stockholders which is incorporated herein by reference.

Backlog

In the Services segment, firm order backlog at December 31, 2014 was $4.8 billion, compared to $4.8 billion at December 31, 2013. Approximately $2.0 billion (41%) of 2014 backlog is expected to be filled in 2015. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.

Competition

Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our sales and marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2014 Annual Report to Stockholders which is incorporated herein by reference.

Research and Development

Unisys-sponsored research and development costs were $68.8 million in 2014, $69.5 million in 2013, and $81.5 million in 2012.

Environmental Matters

Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2015 and 2016.

Employees

At December 31, 2014, we employed approximately 23,200 employees serving clients around the world.

International and Domestic Operations

Financial information by geographic area is set forth in Note 14, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2014 Annual Report to Stockholders, and such information is incorporated herein by reference. For more information on the risks of doing business internationally, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2014 Annual Report to Stockholders which is incorporated herein by reference.

Available Information

Our Investor web site is located at http://www.unisys.com/investor. Through our web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). We also make available on the web site our Guidelines on Significant Corporate Governance Issues, the charters of the Audit and Finance Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our web site to be part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 15, 2015 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	55	President and Chief Executive Officer

Quincy L. Allen	54	Senior Vice President; Chief Marketing and Strategy Officer

Ronald S. Frankenfield	58	Senior Vice President; President, Enterprise Solutions

Janet Brutschea Haugen	56	Senior Vice President and Chief Financial Officer

Gerald P. Kenney	63	Senior Vice President, General Counsel and Secretary

David A. Loeser	60	Senior Vice President, Worldwide Human Resources

Suresh V. Mathews	61	Senior Vice President and Chief Information Officer

Venkatapathi R. Puvvada	54	Senior Vice President; President, Federal Systems

Jeffrey E. Renzi	54	Senior Vice President and President, Global Sales

M. Lazane Smith	60	Senior Vice President, Corporate Development

Scott A. Battersby	56	Vice President and Treasurer

There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.

Mr. Altabef has been President and Chief Executive Officer and a member of the Board of Directors since January 2015. Prior to joining Unisys, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through September 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef also serves on the Board of Managers of Merit Energy Company, LLC, and the Advisory Board of Petrus Trust Company, L.T.A. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an officer since January 2015.

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

Mr. Frankenfield has been Senior Vice President since 2010 and President, Enterprise Solutions (formally known as Enterprise Services) since March 2014. Since rejoining Unisys in 2007, he served as President, Unisys Global Managed Services (GMS) from 2010 to March 2014 and as vice president of worldwide sales for GMS from 2007 to 2010. From 2003 to 2005, Mr. Frankenfield served as senior vice president of North American financial services for global software provider SAP, and from 2005 to 2007, he served as general manager for the Americas group for Egenera, a leader in the utility computing marketplace. Prior to joining SAP, Mr. Frankenfield held a variety of senior leadership roles at Unisys, including serving as general manager of the company’s Australia/New Zealand and overall Asia-Pacific businesses. Mr. Frankenfield has been an officer since 2010.

Ms. Haugen has been Senior Vice President and Chief Financial Officer since 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-1999). Ms. Haugen has been an officer since 1996.

Mr. Kenney has been Senior Vice President, General Counsel and Secretary since 2013. Prior to joining Unisys, he had been with NEC Corporation of America, the North American subsidiary of global technology company NEC Corporation, since 1999, serving most recently as Senior Vice President, General Counsel and Corporate Secretary (2004-2013). Mr. Kenney has been an officer since 2013.

Mr. Loeser has been Senior Vice President, Worldwide Human Resources since 2013. Prior to joining Unisys, Mr. Loeser was Executive Vice President, Human Resources for Mitel, a global provider of business communications and collaboration software and services (2012-2013). Before Mitel, he held strategic management and human resources executive positions with several multinational companies including Hostess Foods, Celanese, Quaker State, PepsiCo, Continental Airlines, Chevron, and CompuCom. Mr. Loeser has been an officer since 2013.

Mr. Mathews has been Senior Vice President and Chief Information Officer since 2009. Prior to joining Unisys, Mr. Mathews served as Executive Vice President and Chief Information Officer at Interstate Brands, Inc. Prior to Interstate Brands, he was President and Chief Executive Officer of Digital Standard, Inc. from 2004 to 2007 and Senior Vice President, Information Systems and Services for CompuCom Systems, Inc. from 2001 to 2004, where he also served on the Board of Directors of CompuCom’s Federal Systems subsidiary. Mr. Mathews has been an officer since 2009.

Mr. Puvvada has been Senior Vice President and President, Federal Systems since February 2015. Mr. Puvvada had been serving as acting President of Federal Systems since July 2014. Prior to that time, he served as group Vice President for Unisys federal civilian agency business since 2010. From 2005 to 2010, he was Managing Partner and Chief Technology Officer for Unisys Federal Systems. Previously, Mr. Puvvada held various management positions since joining Unisys in 1992. Mr. Puvvada has been an officer since February 2015.

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

Ms. Smith has been Senior Vice President, Corporate Development since 2009. Prior to joining Unisys, she was Senior Vice President, Human Resources and Customer Service and Support at Gateway, Inc. (2006-2008). From 1993 until 2005, Ms. Smith held various leadership roles at CompuCom Systems, Inc., including serving as Senior Vice President and Chief Financial Officer from 1997 until 2005. Ms. Smith has been an officer since 2009. Ms. Smith announced her retirement from Unisys effective February 27, 2015.

Mr. Battersby has been Vice President and Treasurer since 2000. Prior to that time, he served as Vice President of Corporate Strategy and Development (1998-2000) and Vice President and Assistant Treasurer (1996-1998). Mr. Battersby has been an officer since 2000.

ITEM 1A.	RISK FACTORS

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2014 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2014, we had ten major facilities in the United States with an aggregate floor space of approximately 1.6 million square feet, located primarily in Virginia, Pennsylvania, Minnesota, California, Utah and Texas. We owned one of these facilities, with aggregate floor space of approximately 0.3 million square feet; nine of these facilities, with approximately 1.3 million square feet of floor space, were leased to us. Approximately 1.4 million square feet of the U.S. facilities were in current operation and approximately 0.2 million square feet were subleased to others.

As of December 31, 2014, we had nine major facilities outside the United States with an aggregate floor space of approximately 1.3 million square feet, located primarily in India, the United Kingdom, Brazil, Australia, Hungary and New Zealand. We owned one of these facilities, with approximately 0.2 million square feet of floor space; seven of these facilities, with approximately 0.8 million square feet of floor space, were leased to us. Approximately 0.8 million square feet of the facilities outside the United States were in current operation and approximately 0.3 million square feet were subleased to others. In addition, in December 2014 we completed the sale of one facility outside the United States with approximately 0.2 million square feet of floor space, which we have the right to continue to use while we transition out of this property during 2015.

Our major facilities include offices, data centers, call centers, engineering centers and sales centers. We believe that our facilities are suitable and adequate for current and presently projected needs. We continuously review our anticipated requirements for facilities and will from time to time acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as necessary.

ITEM 3.	LEGAL PROCEEDINGS

Information with respect to litigation is set forth in Note 13, “Litigation and contingencies”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2014 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2014 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2014, there were approximately 49.7 million shares outstanding and approximately 11,100 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.

On December 10, 2012, the company announced that its Board of Directors had provided authorization to enable the company to purchase up to an aggregate of $50 million of the company’s common stock and mandatory convertible preferred stock through December 31, 2014. This authorization has expired.

The following table provides information relating to the company’s repurchase of common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Plan
October 1, 2014 – October 31, 2014	267,174	$20.52	267,174	$2,677,099
November 1, 2014 – November 30, 2014	—	—	—	$2,677,099
December 1, 2014 – December 31, 2014	—	—	—	$0

Total	267,174	$20.52	267,174

ITEM 6.	SELECTED FINANCIAL DATA

A summary of selected financial data is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2014 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2014 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2014 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, cash flows and deficit for each of the three years in the period ended December 31, 2014, appearing in the Unisys 2014 Annual Report to Stockholders, together with the report of KPMG LLP, independent registered public accountants, on the financial statements at December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, appearing in the Unisys 2014 Annual Report to Stockholders, is incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2014 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2014, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2014, based on the specified criteria.

KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2014, as stated in its report that appears in the Unisys 2014 Annual Report to Stockholders, and such report is incorporated herein by reference.

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

The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”):

•	Information regarding our directors is set forth under the heading “Nominees for Election to the Board of Directors”.

•	Information regarding the Unisys Code of Ethics and Business Conduct is set forth under the heading “Code of Ethics and Business Conduct”.

•	Information regarding our audit and finance committee and audit committee financial experts is set forth under the heading “Committees”.

ITEM 11.	EXECUTIVE COMPENSATION

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

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2014 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2014 and December 31, 2013

Consolidated Statements of Income for each of the three years in the period ended December 31, 2014

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014

Consolidated Statements of Deficit for each of the three years in the period ended December 31, 2014

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

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2014 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

UNISYS CORPORATION

	By:	/s/ Peter A. Altabef
Peter A. Altabef
President and Chief Executive Officer

Date: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2015.

	/s/ Peter A. Altabef	*Nathaniel A. Davis
	Peter A. Altabef	Nathaniel A. Davis
	Director, President and Chief Executive Officer	Director
(principal executive officer)

	/s/ Janet Brutschea Haugen	*Denise K. Fletcher
	Janet Brutschea Haugen	Denise K. Fletcher
	Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

	/s/ William M. Reinheimer	*Leslie F. Kenne
	William M. Reinheimer	Leslie F. Kenne
	(principal accounting officer)	Director

	*Jared L. Cohon	*Lee D. Roberts
	Jared L. Cohon	Lee D. Roberts
	Director	Director

	*Alison Davis	*Paul E. Weaver
	Alison Davis	Paul E. Weaver
	Director	Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unisys Corporation:

Under date of February 23, 2015, we reported on the consolidated balance sheets of Unisys Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, deficit and cash flows for each of the years in the three year period ended December 31, 2014, as contained in the Annual Report to Stockholders for the year ended December 31, 2014 incorporated in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 23, 2015

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts and notes receivable):
Year Ended December 31, 2012	$35.3	$(2.7)	$(3.8)	$28.8
Year Ended December 31, 2013	$28.8	$(.6)	$.1	$28.3
Year Ended December 31, 2014	$28.3	$2.7	$(.9)	$30.1

(1)	Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2011)

3.3	By-Laws of Unisys Corporation, as amended through April 26, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Senior Indenture, dated as of June 1, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-181874))

4.3	First Supplemental Indenture, dated as of August 21, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), to the Senior Indenture, dated as of June 1, 2012, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2012)

10.1	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2	Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4	2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except at otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.8	Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9	Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

10.10	Form of Performance-Based Restricted Stock Unit Agreement

10.11	Form of Time-Based Restricted Stock Unit Agreement

10.12	Form of Stock Option Agreement

10.13	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.14	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.15	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005 except as otherwise noted therein (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.16	Form of Executive Employment Agreement for executive officers elected in or prior to 2010 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17	Form of Executive Employment Agreement for executive officers elected after 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.18	Form of letter agreement by and between Unisys Corporation and each of its executive officers who report directly to the Chief Executive Officer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.19	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.20	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.21	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.22	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011)

10.24	Amendment to Unisys Corporation Savings Plan, effective July 31, 2013 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013)

10.25	Summary of supplemental benefits provided to elected officers of Unisys Corporation

10.26	Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.27	Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.28	Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2014

21	Subsidiaries of the Company

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document