Form 10-Q
period 2015-03-31
UNISYS CORP
filed 2015-04-30
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of March 31, 2015: 49,918,193.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	March 31,	December 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$402.0	$494.3
Accounts and notes receivable, net	484.8	619.3
Inventories:
Parts and finished equipment	29.0	22.2
Work in process and materials	31.3	24.5
Deferred income taxes	16.6	16.4
Prepaid expenses and other current assets	142.4	140.6

Total	1,106.1	1,317.3

Properties	1,004.7	1,059.4
Less-Accumulated depreciation and amortization	837.4	890.7

Properties, net	167.3	168.7

Outsourcing assets, net	160.1	150.9
Marketable software, net	144.5	144.1
Prepaid postretirement assets	21.4	19.9
Deferred income taxes	152.4	154.6
Goodwill	179.6	183.9
Other long-term assets	200.1	209.3

Total	$2,131.5	$2,348.7

Liabilities and deficit
Current liabilities
Current maturities of long-term-debt	$2.2	$1.8
Accounts payable	230.3	262.5
Deferred revenue	316.6	348.3
Other accrued liabilities	314.2	385.1

Total	863.3	997.7

Long-term debt	221.6	222.2
Long-term postretirement liabilities	2,272.1	2,369.9
Long-term deferred revenue	109.7	119.5
Other long-term liabilities	86.1	91.8
Commitments and contingencies

Deficit
Common stock, shares issued: 2015; 52.6, 2014; 52.4	.5	.5
Accumulated deficit	(1,779.0)	(1,735.8)
Treasury stock, shares at cost: 2015; 2.7, 2014; 2.7	(100.0)	(99.6)
Paid-in capital	4,495.7	4,488.3
Accumulated other comprehensive loss	(4,049.4)	(4,113.4)

Total Unisys stockholders’ deficit	(1,432.2)	(1,460.0)

Noncontrolling interests	10.9	7.6

Total deficit	(1,421.3)	(1,452.4)

Total	$2,131.5	$2,348.7

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended March 31
	2015	2014

Revenue
Services	$639.0	$681.7 *
Technology	82.2	80.0 *

	721.2	761.7
Costs and expenses
Cost of revenue:
Services	564.3	583.6 *
Technology	39.9	45.1 *

	604.2	628.7

Selling, general and administrative	128.8	138.5
Research and development	18.2	14.4

	751.2	781.6

Operating loss	(30.0)	(19.9)

Interest expense	2.6	2.0
Other income (expense), net	4.9	(9.8)

Loss before income taxes	(27.7)	(31.7)

Provision for income taxes	13.3	16.0

Consolidated net loss	(41.0)	(47.7)
Net income attributable to noncontrolling interests	2.2	3.1

Net loss attributable to Unisys Corporation	(43.2)	(50.8)

Preferred stock dividend	—	2.7

Net loss attributable to Unisys Corporation common shareholders	$(43.2)	$(53.5)

Loss per common share attributable to Unisys Corporation
Basic	$(.87)	$(1.15)

Diluted	$(.87)	$(1.15)

*	Changed to conform to the current-year presentation. See note (e).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended March 31
	2015	2014

Consolidated net loss	$(41.0)	$(47.7)

Other comprehensive income
Foreign currency translation	(44.7)	14.9
Postretirement adjustments, net of tax of $(14.0) in 2015 and $(.7) in 2014	109.8	32.6

Total other comprehensive income	65.1	47.5

Comprehensive income (loss)	24.1	(.2)
Less comprehensive income attributable to noncontrolling interests	(3.3)	(4.1)

Comprehensive income (loss) attributable to Unisys Corporation	$20.8	$(4.3)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Three Months Ended March 31
	2015	2014

Cash flows from operating activities
Consolidated net loss	$(41.0)	$(47.7)
Add (deduct) items to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Foreign currency transaction losses	—	5.8
Employee stock compensation	4.4	7.2
Depreciation and amortization of properties	11.7	12.0
Depreciation and amortization of outsourcing assets	12.7	13.3
Amortization of marketable software	16.3	14.7
Other non-cash operating activities	(.1)	(.1)
Disposal of capital assets	1.4	.3
Gain on sale of business	—	(.7)
Pension contributions	(38.7)	(55.5)
Pension expense	27.9	19.5
(Increase) decrease in deferred income taxes, net	(4.4)	2.8
Decrease in receivables, net	106.8	121.2
(Increase) decrease in inventories	(15.1)	3.0
Decrease in accounts payable and other accrued liabilities	(106.4)	(66.0)
Decrease in other liabilities	(11.1)	(9.6)
Increase in other assets	(7.7)	(.1)

Net cash (used for) provided by operating activities	(43.3)	20.1

Cash flows from investing activities
Proceeds from investments	1,153.4	1,431.6
Purchases of investments	(1,126.7)	(1,429.0)
Investment in marketable software	(16.7)	(20.7)
Capital additions of properties	(13.9)	(15.2)
Capital additions of outsourcing assets	(26.7)	(8.7)
Other	1.5	.9

Net cash used for investing activities	(29.1)	(41.1)

Cash flows from financing activities
Proceeds from exercise of stock options	3.5	2.6
Payments of long-term debt	(.3)	—
Common stock repurchases	—	(.9)
Dividends paid on preferred stock	—	(4.0)

Net cash provided by (used for) financing activities	3.2	(2.3)

Effect of exchange rate changes on cash and cash equivalents	(23.1)	(2.7)

Decrease in cash and cash equivalents	(92.3)	(26.0)
Cash and cash equivalents, beginning of period	494.3	639.8

Cash and cash equivalents, end of period	$402.0	$613.8

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

The company’s accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

a. Earnings per Common Share. The following table shows how the loss per common share attributable to Unisys Corporation was computed for the three months ended March 31, 2015 and 2014 (dollars in millions, shares in thousands):

	Three Months Ended March 31,
	2015	2014
Basic Loss Per Common Share

Net loss attributable to Unisys Corporation common shareholders	$(43.2)	$(53.5)

Weighted average shares	49,821	46,343

Total	$(.87)	$(1.15)

Diluted Loss Per Common Share

Net loss attributable to Unisys Corporation common shareholders	$(43.2)	$(53.5)

Weighted average shares	49,821	46,343
Plus incremental shares from assumed conversions of employee stock plans	—	—

Adjusted weighted average shares	49,821	46,343

Total	$(.87)	$(1.15)

In the three months ended March 31, 2015 and 2014, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,350 and 3,619, respectively. In the three months ended March 31, 2014, the following weighted-average number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 1,754.

b. Pension and Postretirement Benefits. Net periodic pension expense for the three months ended March 31, 2015 and 2014 is presented below (in millions of dollars):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.2	$—	$2.2	$2.4	$—	$2.4
Interest cost	79.9	56.1	23.8	92.3	62.5	29.8
Expected return on plan assets	(102.7)	(63.7)	(39.0)	(112.7)	(72.0)	(40.7)
Amortization of prior service (benefit) cost	(1.1)	(.6)	(.5)	(.3)	.2	(.5)
Recognized net actuarial loss	49.6	33.7	15.9	37.8	27.8	10.0

Net periodic pension expense	$27.9	$25.5	$2.4	$19.5	$18.5	$1.0

In 2015, the company expects to make cash contributions of approximately $130.8 million to its worldwide defined benefit pension plans, which are comprised of $78.2 million primarily for non-U.S. defined benefit pension plans and $52.6 million for the company’s U.S. qualified defined benefit pension plan. In 2014, the company made cash contributions of $183.4 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2015 and 2014, $38.7 million and $55.5 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three months ended March 31, 2015 and 2014 is presented below (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Service cost	$.1	$.2
Interest cost	1.7	2.0
Expected return on assets	(.1)	(.1)
Amortization of prior service cost	.3	.4
Recognized net actuarial loss	.7	.8

Net periodic postretirement benefit expense	$2.7	$3.3

The company expects to make cash contributions of approximately $16 million to its postretirement benefit plan in 2015 compared with $15.3 million in 2014. For the three months ended March 31, 2015 and 2014, $3.5 million and $2.7 million, respectively, of cash contributions have been made.

c. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of one month, which have not been designated as hedging instruments. At March 31, 2015 and 2014, the notional amount of these contracts was $350.9 million and $486.0 million, respectively. At March 31, 2015 and 2014, the fair value of such contracts was a net gain of $4.2 million and $1.6 million, respectively, of which $4.7 million and $1.8 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.5 million and $.2 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet at both March 31, 2015 and 2014. For the three months ended March 31, 2015 and 2014, changes in the fair value of these instruments were a net gain of $25.6 million and $2.4 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At March 31, 2015 and December 31, 2014, the carrying amount of long-term debt was less than the fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $12 million and $9 million, respectively.

d. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2015, 2.2 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Three Months Ended March 31,
	2015	2014
Weighted-average fair value of grant	$9.12	$11.28
Risk-free interest rate	1.28%	1.04%
Expected volatility	45.46%	45.65%
Expected life of options in years	4.92	3.71
Expected dividend yield	—	—

Restricted stock unit awards may contain time-based units, performance-based units or a combination of both. Each performance-based unit will vest into zero to 2.0 shares depending on the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals.

The company records all share-based expense in selling, general and administrative expense.

During the three months ended March 31, 2015 and 2014, the company recorded $4.4 million and $7.2 million of share-based compensation expense, respectively, which is comprised of $1.8 million and $2.1 million of restricted stock unit expense and $2.6 million and $5.1 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2015 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2014	2,816	$29.51
Granted	651	23.81
Exercised	(181)	19.53
Forfeited and expired	(442)	35.00

Outstanding at March 31, 2015	2,844	27.99	3.45	$1.7

Expected to vest at March 31, 2015	1,301	26.56	4.83	.4

Exercisable at March 31, 2015	1,469	29.37	2.11	1.3

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2015. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $.6 million and $4.5 million, respectively. As of March 31, 2015, $6.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.3 years.

A summary of restricted stock unit activity for the three months ended March 31, 2015 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	354	$28.81
Granted	384	23.01
Vested	(73)	24.60
Forfeited and expired	(159)	31.53

Outstanding at March 31, 2015	506	24.14

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2015 and 2014 was $8.8 million and $12.6 million, respectively. As of March 31, 2015, there was $8.6 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.7 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the three months ended March 31, 2015 and 2014 was $1.8 million and $2.0 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2015 and 2014 was $3.5 million and $2.6 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

e. Segment Information. Effective January 1, 2015, the company changed the grouping of certain of its classes of products and services. As a result, certain revenue (principally company technology products) previously reported in the company’s Services segment is now reported in its Technology segment. As a result, prior-periods segment revenue and cost of sales, as well as customer revenue by classes of similar products and services, have been reclassified to conform to the current-year period.

The company has two business segments: Services and Technology. Revenue classifications within the Services segment are as follows:

•	Cloud & infrastructure services. This represents revenue from work the company performs in the data center and cloud area, technology consulting and technology-based systems integration projects, as well as global service desks and global field services.

•	Application services. This represents revenue from application managed services and application development, maintenance and support work.

•	Business processing outsourcing services. This represents revenue from the management of clients’ specific business processes.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2015 and 2014 was $1.5 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three-month periods ended March 31, 2015 and 2014 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2015
Customer revenue	$721.2		$639.0	$82.2
Intersegment		$(6.7)	—	6.7

Total revenue	$721.2	$(6.7)	$639.0	$88.9

Operating income (loss)	$(30.0)	$(26.1)	$(8.5)	$4.6

Three Months Ended March 31, 2014
Customer revenue	$761.7		$681.7	$80.0
Intersegment		$(6.1)	.2	5.9

Total revenue	$761.7	$(6.1)	$681.9	$85.9

Operating income (loss)	$(19.9)	$(16.2)	$10.4	$(14.1)

Presented below is a reconciliation of total business segment operating loss to consolidated loss before income taxes (in millions of dollars):

	Three Months Ended March 31
	2015	2014
Total segment operating loss	$(3.9)	$(3.7)
Interest expense	(2.6)	(2.0)
Other income (expense), net	4.9	(9.8)
Corporate and eliminations	(26.1)	(16.2)

Total loss before income taxes	$(27.7)	$(31.7)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31
	2015	2014
Services
Cloud & infrastructure services	$378.5	$419.4
Application services	202.4	196.2
Business processing outsourcing services	58.1	66.1

	639.0	681.7
Technology	82.2	80.0

Total	$721.2	$761.7

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended March 31
	2015	2014
United States	$342.0	$311.3
United Kingdom	87.9	96.3
Other foreign	291.3	354.1

Total	$721.2	$761.7

f. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2014 and March 31, 2015 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2014	$(4,113.4)	$(737.8)	$(3,375.6)

Other comprehensive income before reclassifications	18.8	(40.5)	59.3

Amounts reclassified from accumulated other comprehensive income	45.2	—	45.2

Current period other comprehensive income	64.0	(40.5)	104.5

Balance at March 31, 2015	$(4,049.4)	$(778.3)	$(3,271.1)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 were as follows (in millions of dollars):

	Three Months Ended March 31
	2015	2014

Amortization of prior service cost*	$(.8)	$—
Amortization of actuarial losses*	48.3	38.0

Total before tax	47.5	38.0
Income tax benefit	(2.3)	(1.4)

Net of tax	$45.2	$36.6

*	These items are included in net periodic postretirement cost (see note (b)).

Noncontrolling interests as of December 31, 2014 and March 31, 2015 is as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2014	$7.6
Net income	2.2
Translation adjustments	(4.2)
Postretirement plans	5.3

Balance at March 31, 2015	$10.9

g. Supplemental Cash Flow Information. Cash paid, net of refunds, during the three months ended March 31, 2015 and 2014 for income taxes was $26.3 million and $13.2 million, respectively.

Cash paid during the three months ended March 31, 2015 and 2014 for interest was $6.7 million and $6.6 million, respectively.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2015, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $108 million.

The company has been involved in a matter arising from the sale of its Health Information Management (HIM) business to Molina Information Systems, LLC (Molina) under a 2010 Asset Purchase Agreement (APA). The HIM business provided system solutions and services to state governments, including the state of Idaho, for administering Medicaid programs. In August 2012, Molina sued the company in Federal District Court in Delaware alleging breaches of contract, negligent misrepresentation and intentional misrepresentation with respect to the APA and the Medicaid contract with Idaho. Molina sought compensatory damages, punitive damages, lost profits, indemnification, and declaratory relief. Molina alleged losses of approximately $35 million in the complaint. In June 2013, the District Court granted the company’s motion to dismiss the complaint and allowed Molina to replead certain claims and file an amended complaint. In August 2013, Molina filed an amended complaint. The company filed a motion to dismiss the amended complaint. On September 2, 2014, the District Court granted the company’s motion to dismiss the negligent misrepresentation claim, but denied the company’s motion with respect to Molina’s intentional misrepresentation and breach of contract claims. The litigation continues on the remaining claims.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2015, it has adequate provisions for any such matters.

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

j. Foreign Currency Translation. In January of 2014, the Venezuelan government announced that the exchange rate to be applied to the settlement of certain transactions, including foreign investments and royalties would be changed to the Complementary System of Foreign Currency Administration (SICAD I) auction rate. As a result, the company changed the exchange rate used to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars from the official rate of 6.3 bolivars to the SICAD I rate. The change in rate resulted in the company recording a pretax foreign exchange loss in the first quarter of 2014 of $5.8 million.

In February 2015, the Venezuelan government merged two supplementary foreign currency exchange systems, SICAD I and SICAD II, into a single mechanism called SICAD. The company believes that using the SICAD exchange rate is economically representative of what it might expect to receive in a dividend transaction.

At March 31, 2015, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $8 million. As indicated above, the SICAD exchange rate is determined by periodic auctions and, therefore, the potential exists for it to change significantly in future quarters. Additionally, the Venezuelan government may make further changes or introduce new exchange rate mechanisms which could result in further changes in the exchange rate used by the company to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars.

k. Stockholder’s Equity. On March 1, 2014, all of the outstanding shares of 6.25% mandatory convertible preferred stock (2,587,400 shares) were automatically converted (in accordance with its terms) into 6,912,756 shares of the company’s common stock. Because March 1, 2014 was not a business day, the mandatory conversion was effected on Monday, March 3, 2014.

l. Accounting Standards. In May of 2014, the Financial Accounting Standards Board issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2016, which for the company is January 1, 2017. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption on its consolidated results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company’s revenue and margins in the current quarter were impacted by lower services revenue. This resulted in a net loss attributable to Unisys Corporation common shareholders in the current quarter of $43.2 million, or a loss of $.87 per diluted share, compared with first-quarter 2014 net loss attributable to Unisys Corporation common shareholders of $53.5 million, or $1.15 per diluted share.

In connection with organizational initiatives designed to create a more competitive cost structure and rebalance the company’s global skill set, the company expects to recognize a pretax restructuring charge currently estimated at approximately $300 million over the next several quarters. The company expects to reduce worldwide headcount by approximately eight percent and will also be reducing its facilities footprint. As a result of these actions, the company expects to generate annualized savings of approximately $200 million by the end of 2016.

Results of operations

Company results

Revenue for the quarter ended March 31, 2015 was $721.2 million compared with $761.7 million for the first quarter of 2014, a decrease of 5% from the prior year. Foreign currency fluctuations had a 6 percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 6% and Technology revenue increased 3% in the current quarter compared with the year-ago period. The increase in the company’s technology revenue was due to higher sales of the company’s proprietary enterprise software and servers. U.S. revenue increased 10% in the first quarter compared with the year-ago period. International revenue decreased 16% in the current quarter due to declines in all geographic areas. Foreign currency had an 11 percentage-point negative impact on international revenue in the three months ended March 31, 2015 compared with the three months ended March 31, 2014.

Total gross profit margin was 16.2% in the three months ended March 31, 2015 compared with 17.5% in the three months ended March 31, 2014. The decline principally reflected higher pension expense.

Selling, general and administrative expense in the three months ended March 31, 2015 was $128.8 million (17.9% of revenue) compared with $138.5 million (18.2% of revenue) in the year-ago period.

Research and development (R&D) expenses in the first quarter of 2015 were $18.2 million compared with $14.4 million in the first quarter of 2014.

For the first quarter of 2015, the company reported an operating loss of $30.0 million compared with an operating loss of $19.9 million in the first quarter of 2014. Pension expense was $8.4 million higher in the first quarter of 2015 compared with the first quarter of 2014.

For the three months ended March 31, 2015, pension expense was $27.9 million compared with pension expense of $19.5 million for the three months ended March 31, 2014. For the full year 2015, the company expects to recognize pension expense of approximately $111 million compared with $73.8 million for the full year of 2014. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended March 31, 2015 was $2.6 million compared with $2.0 million for the three months ended March 31, 2014.

Other income (expense), net was income of $4.9 million in the first quarter of 2015 compared with expense of $9.8 million in 2014. Included in the first quarter of 2015 were foreign exchange gains of $3.4 million. Included in the first quarter of 2014 were foreign exchange losses of $9.1 million, including $5.8 million related to Venezuela.

The loss before income taxes for the three months ended March 31, 2015 was $27.7 million compared with a loss of $31.7 million for the three months ended March 31, 2014.

The provision for income taxes was $13.3 million in the current quarter compared with $16.0 million in the year-ago period. As discussed in Note (i) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.

Segment results

Effective January 1, 2015, the company changed the grouping of certain of its classes of products and services. As a result, certain revenue (principally company technology products) previously reported in the company’s Services segment is now reported in its Technology segment. As a result, prior-periods segment revenue and cost of sales, as well as customer revenue by classes of similar products and services, have been reclassified to conform to the current-year period.

The company has two business segments: Services and Technology. Revenue classifications within the Services segment are as follows:

•	Cloud & infrastructure services. This represents revenue from work the company performs in the data center and cloud area, technology consulting and technology-based systems integration projects, as well as global service desks and global field services.

•	Application services. This represents revenue from application managed services and application development, maintenance and support work.

•	Business processing outsourcing services. This represents revenue from the management of clients’ specific business processes.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2015 and 2014 was $1.5 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2015
Customer revenue	$721.2		$639.0	$82.2
Intersegment		$(6.7)	—	6.7

Total revenue	$721.2	$(6.7)	$639.0	$88.9

Gross profit percent	16.2%		14.1%	49.6%

Operating profit (loss) percent	(4.2)%		(1.3)%	5.2%

Three Months Ended March 31, 2014
Customer revenue	$761.7		$681.7	$80.0
Intersegment		$(6.1)	.2	5.9

Total revenue	$761.7	$(6.1)	$681.9	$85.9

Gross profit percent	17.5%		15.8%	41.3%

Operating profit (loss) percent	(2.6)%		1.5%	(16.4)%

Gross profit percent and operating income (loss) percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31		Percent Change
	2015	2014
Services
Cloud & infrastructure services	$378.5	$419.4	(9.8)%
Application services	202.4	196.2	3.2%
Business processing outsourcing services	58.1	66.1	(12.1)%

	639.0	681.7	(6.3)%
Technology	82.2	80.0	2.8%

Total	$721.2	$761.7	(5.3)%

In the Services segment, customer revenue was $639.0 million for the three months ended March 31, 2015, down 6.3% from the three months ended March 31, 2014. Foreign currency translation had a 6 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from cloud & infrastructure services was $378.5 million in the March 2015 quarter down 9.8% compared with the March 2014 quarter. Unfavorable foreign currency exchange rate changes were the most significant driver behind the decline.

Application services revenue increased 3.2% for the three month period ended March 31, 2015 compared with the three month period ended March 31, 2014. New contract wins at the company’s U.S. Federal business was a major contributor to the increase.

Business processing outsourcing services revenue decreased 12.1% in the current quarter compared with the prior-year quarter.

Services gross profit was 14.1% in the first quarter of 2015 compared with 15.8% in the year-ago period. Services operating income (loss) percent was (1.3)% in the three months ended March 31, 2015 compared with 1.5% in the three months ended March 31, 2014. Both gross profit and operating profit margins were impacted by start-up costs on new multi-year engagements, as well as lower project work in existing services accounts.

In the Technology segment, customer revenue increased 2.8% to $82.2 million in the current quarter compared with $80.0 million in the year-ago period, due to higher ClearPath revenue. Foreign currency translation had a 10 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.

Technology gross profit was 49.6% in the current quarter compared with 41.3% in the year-ago quarter. Technology operating income (loss) percent was 5.2% in the three months ended March 31, 2015 compared with (16.4)% in the three months ended March 31, 2014. The increases reflect higher sales of the company’s proprietary enterprise software and servers in the current quarter.

New accounting pronouncements

See note (l) of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.

Financial condition

The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.

Cash and cash equivalents at March 31, 2015 were $402.0 million compared with $494.3 million at December 31, 2014.

As of March 31, 2015, $303.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the three months ended March 31, 2015, cash used for operations was $43.3 million compared with cash provided by operations of $20.1 million for the three months ended March 31, 2014. Cash provided by operations during the first quarter of 2015 was positively impacted by a decrease in cash contributions to the company’s defined benefit pension plans. During the first quarter of 2015, the company contributed cash of $38.7 million to such plans compared with $55.5 million during the first quarter of 2014.

Cash used for investing activities for the three months ended March 31, 2015 was $29.1 million compared with cash usage of $41.1 million during the three months ended March 31, 2014. Net proceeds of investments were $26.7 million for the three months ended March 31, 2015 compared with net proceeds of $2.6 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $16.7 million compared with $20.7 million in the year-ago period, capital additions of properties were $13.9 million in 2015 compared with $15.2 million in 2014 and capital additions of outsourcing assets were $26.7 million in 2015 compared with $8.7 million in 2014. The higher capital expenditures largely reflected increased investments in new outsourcing agreements.

Cash provided by financing activities during the three months ended March 31, 2015 was $3.2 million compared with cash used of $2.3 million during the three months ended March 31, 2014.

At March 31, 2015, total debt was $223.8 million compared with $224.0 million at December 31, 2014. On April 1, 2015, the company entered into a secured borrowing whereby it received $31.8 million of cash secured by an account receivable. The $31.8 million will be reported as debt in the second quarter.

The company has a secured revolving credit facility, expiring in June 2018, which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At March 31, 2015, the company had no borrowings and $18.8 million of letters of credit outstanding under the facility. At March 31, 2015, availability under the facility was $120.7 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At March 31, 2015, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2015, the company expects to make cash contributions of approximately $131 million to its worldwide defined benefit pension plans, which is comprised of $78 million primarily for non-U.S. defined benefit pension plans and $53 million for the company’s U.S. qualified defined benefit pension plan.

The company has on file with the Securities and Exchange Commission an effective registration statement, expiring in February of 2018, covering debt or equity securities, which enables the company to be prepared for future market opportunities.

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

Factors that could affect future results include the following:

The company’s future results will depend upon its ability to effectively anticipate and respond to volatility and rapid technological innovation in its industry. The company operates in a highly volatile industry characterized by rapid technological innovation, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company’s ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative products, services and software on a timely and cost-effective basis using new delivery models such as cloud computing. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, products and services developed by competitors may make the company’s offerings less competitive.

Future results will also depend on the company’s ability to maintain and grow its technology business. The company continues to invest in developing new high-end enterprise server products, cybersecurity software, cloud-based products and other offerings to meet client needs, including the Forward! by Unisys line of fabric servers and the Unisys Stealth family of cybersecurity software. Future results will depend on the company’s ability to effectively market and sell these new products while maintaining its installed base for ClearPath and developing next-generation ClearPath products.

Future results will depend on the company’s ability to improve margins in its services business. The company’s ability to grow profitably in this business will depend on the level of demand for projects and the portfolio of solutions the company offers for specific industries. It will also depend on an efficient utilization of services delivery personnel. In addition, profit margins in this business are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition employees from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain an appropriate headcount.

The company’s future results will depend on driving efficiencies across all of its operations. The company has begun to implement significant cost-reduction measures and continues to focus on measures intended to further improve cost efficiency. Future results will depend on the success of these efforts.

The company’s future results will depend in part on its ability to attract, motivate and retain experienced and knowledgeable personnel in key positions. The success of the company’s business is dependent upon its ability to employ and train individuals with the requisite knowledge, skills and experience to execute the company’s business model and achieve its business objectives. The failure of the company to retain key personnel or implement an appropriate succession plan could adversely impact the company’s ability to successfully carry out its business strategy and retain other key personnel.

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

The company’s future results will depend on its ability to retain significant clients. The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients. The company could lose clients for such reasons as contract expiration, conversion to a competing service provider, dissatisfaction with the company’s efficiency initiatives, disputes with clients or a decision to in-source services, including contracts with governmental entities as part of the rebid process. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client.

The company’s contracts may not be as profitable as expected or provide the expected level of revenues. In a number of the company’s long-term services contracts, the company’s revenue is based on the volume of products and services provided. As a result, revenue levels anticipated at the contract’s inception are not guaranteed. In addition, some of these contracts may permit termination at the customer’s discretion before the end of the contract’s term or may permit termination or impose other penalties if the company does not meet the performance levels specified in the contracts.

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

Certain of the company’s services agreements require that the company’s prices be benchmarked if the customer requests it and provide that those prices may be adjusted downward if the pricing for similar services in the market has changed. As a result, revenues anticipated at the beginning of the terms of these contracts may decline in the future.

Some of the company’s services contracts are fixed-price contracts under which the company assumes the risk for delivery of the contracted services and products at an agreed-upon fixed price. Should the company experience problems in performing fixed-price contracts on a profitable basis, adjustments to the estimated cost to complete may be required. Future results will depend on the company’s ability to perform these services contracts profitably.

Cybersecurity breaches could result in the company incurring significant costs and could harm the company’s business and reputation. The company’s business includes managing, processing, storing and transmitting proprietary and confidential data, including personal information, intellectual property and proprietary business information, within the company’s own IT systems and those that the company designs, develops, hosts or manages for clients. Cybersecurity breaches involving these systems by hackers, other third parties or the company’s employees, despite established security controls, could disrupt these systems or result in the loss or corruption of data or the unauthorized disclosure or misuse of information of the company, its clients or others. This could result in litigation and legal liability for the company, lead to the loss of existing or potential clients and adversely affect the market’s perception of the security and reliability of the company’s products and services. In addition, such breaches could subject the company to fines and penalties for violations of laws and result in the company incurring other significant costs. This may negatively impact the company’s reputation and financial results.

A significant disruption in the company’s IT systems could adversely affect the company’s business and reputation. We rely extensively on our IT systems to conduct our business and perform services for our clients. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, cybersecurity breaches and catastrophic events. If our systems are damaged or fail to function properly, we could incur substantial repair or replacement costs, experience data loss and impediments to our ability to conduct our business, and damage the market’s perception of our products and services. In addition, a disruption could result in the company failing to meet performance standards and obligations in its client contracts, which could subject the company to liability, penalties and contract termination. This may adversely affect the company’s reputation and financial results.

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

The company has significant pension obligations and may be required to make additional significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2014, the company made cash contributions of $183.4 million to its worldwide defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2015 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $130.8 million, which is comprised of $52.6 million for the company’s U.S. qualified defined benefit pension plan and $78.2 million primarily for non-U.S. defined benefit pension plans.

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

The company’s contracts with U.S. governmental agencies may subject the company to audits, criminal penalties, sanctions and other expenses and fines. The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, contract terms and conditions, its systems and policies, including the contractor’s purchasing, property, estimating, billing, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract or any amounts improperly billed or charged for products or services will be subject to reimbursement to the government. In addition, government contractors, such as the company, are required to disclose credible evidence of certain violations of law and contract overpayments to the federal government. If the company is found to have participated in improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Any negative publicity related to such contracts, regardless of the accuracy of such publicity, may adversely affect the company’s business or reputation.

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

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

UNISYS CORPORATION

Date: April 30, 2015	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William M. Reinheimer
William M. Reinheimer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Bylaws of Unisys Corporation, as amended through April 30, 2015

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document