Form 10-Q
period 2015-06-30
UNISYS CORP
filed 2015-07-24
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of June 30, 2015: 49,933,715.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$364.8	$494.3
Accounts and notes receivable, net	517.4	619.3
Inventories:
Parts and finished equipment	26.2	22.2
Work in process and materials	29.4	24.5
Deferred income taxes	16.6	16.4
Prepaid expenses and other current assets	141.8	140.6

Total	1,096.2	1,317.3

Properties	1,018.5	1,059.4
Less-Accumulated depreciation and amortization	854.0	890.7

Properties, net	164.5	168.7

Outsourcing assets, net	174.4	150.9
Marketable software, net	144.6	144.1
Prepaid postretirement assets	31.7	19.9
Deferred income taxes	160.5	154.6
Goodwill	180.6	183.9
Other long-term assets	211.1	209.3

Total	$2,163.6	$2,348.7

Liabilities and deficit
Current liabilities
Current maturities of long-term-debt	$10.9	$1.8
Accounts payable	233.9	262.5
Deferred revenue	318.4	348.3
Other accrued liabilities	355.8	385.1

Total	919.0	997.7

Long-term debt	244.6	222.2
Long-term postretirement liabilities	2,258.1	2,369.9
Long-term deferred revenue	110.4	119.5
Other long-term liabilities	87.4	91.8
Commitments and contingencies

Deficit
Common stock, shares issued:
2015; 52.7, 2014; 52.4	.5	.5
Accumulated deficit	(1,837.2)	(1,735.8)
Treasury stock, shares at cost:
2015; 2.7, 2014; 2.7	(100.0)	(99.6)
Paid-in capital	4,497.8	4,488.3
Accumulated other comprehensive loss	(4,032.6)	(4,113.4)

Total Unisys stockholders’ deficit	(1,471.5)	(1,460.0)

Noncontrolling interests	15.6	7.6

Total deficit	(1,455.9)	(1,452.4)

Total	$2,163.6	$2,348.7

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Revenue
Services	$661.5	$703.4 *	$1,300.5	$1,385.1 *
Technology	103.3	103.0 *	185.5	183.0 *

	764.8	806.4	1,486.0	1,568.1
Costs and expenses
Cost of revenue:
Services	585.7	593.6 *	1,150.0	1,177.2 *
Technology	54.8	47.6 *	94.7	92.7 *

	640.5	641.2	1,244.7	1,269.9

Selling, general and administrative	145.4	133.6	274.2	272.1
Research and development	28.4	15.8	46.6	30.2

	814.3	790.6	1,565.5	1,572.2

Operating profit (loss)	(49.5)	15.8	(79.5)	(4.1)
Interest expense	2.7	2.3	5.3	4.3
Other income (expense), net	1.4	(2.5)	6.3	(12.3)

Income (loss) before income taxes	(50.8)	11.0	(78.5)	(20.7)

Provision for income taxes	5.1	19.9	18.4	35.9

Consolidated net loss	(55.9)	(8.9)	(96.9)	(56.6)
Net income attributable to noncontrolling interests	2.3	3.2	4.5	6.3

Net loss attributable to Unisys Corporation	(58.2)	(12.1)	(101.4)	(62.9)

Preferred stock dividends	—	—	—	2.7

Net loss attributable to Unisys Corporation common shareholders	$(58.2)	$(12.1)	$(101.4)	$(65.6)

Loss per common share attributable to Unisys Corporation
Basic	$(1.17)	$(.24)	$(2.03)	$(1.35)

Diluted	$(1.17)	$(.24)	$(2.03)	$(1.35)

*	Changed to conform to the current-year presentation. See note (f).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Consolidated net loss	$(55.9)	$(8.9)	$(96.9)	$(56.6)

Other comprehensive income
Foreign currency translation	30.2	26.7	(14.5)	41.6
Postretirement adjustments, net of tax of $(8.1) and $5.9 in 2015 and $(1.2) and $(.5) in 2014	(11.0)	22.3	98.8	54.9

Total other comprehensive income	19.2	49.0	84.3	96.5

Comprehensive income (loss)	(36.7)	40.1	(12.6)	39.9
Less comprehensive income attributable to noncontrolling interests	(4.7)	(5.1)	(8.0)	(9.2)

Comprehensive income (loss) attributable to Unisys Corporation	$(41.4)	$35.0	$(20.6)	$30.7

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Six Months Ended June 30
	2015	2014

Cash flows from operating activities
Consolidated net loss	$(96.9)	$(56.6)
Add (deduct) items to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Foreign currency transaction losses	.6	6.3
Employee stock compensation	6.2	9.3
Depreciation and amortization of properties	22.7	25.0
Depreciation and amortization of outsourcing assets	26.1	29.1
Amortization of marketable software	32.9	27.0
Other non-cash operating activities	2.9	.8
Disposal of capital assets	5.0	.4
Gain on sale of business	—	(.7)
Pension contributions	(75.7)	(103.1)
Pension expense	54.3	37.4
(Increase) decrease in deferred income taxes, net	(7.2)	10.5
Decrease in receivables, net	62.3	170.6
(Increase) decrease in inventories	(10.1)	5.8
Decrease in accounts payable and other accrued liabilities	(84.1)	(111.9)
Decrease in other liabilities	(14.3)	(28.6)
Decrease other assets	10.9	2.1

Net cash (used for) provided by operating activities	(64.4)	23.4

Cash flows from investing activities
Proceeds from investments	2,203.1	2,909.1
Purchases of investments	(2,174.4)	(2,899.0)
Investment in marketable software	(33.4)	(40.3)
Capital additions of properties	(24.7)	(29.0)
Capital additions of outsourcing assets	(52.7)	(20.1)
Other	(1.7)	1.6

Net cash used for investing activities	(83.8)	(77.7)

Cash flows from financing activities
Proceeds from exercise of stock options	3.7	2.8
Net proceeds from short-term borrowings	—	.1
Net proceeds from long-term debt	31.8	—
Payments of long-term debt	(.6)	—
Common stock repurchases	—	(14.0)
Dividends paid on preferred stock	—	(4.0)

Net cash provided by (used for) financing activities	34.9	(15.1)

Effect of exchange rate changes on cash and cash equivalents	(16.2)	3.8

Decrease in cash and cash equivalents	(129.5)	(65.6)
Cash and cash equivalents, beginning of period	494.3	639.8

Cash and cash equivalents, end of period	$364.8	$574.2

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

a. Earnings per Share. The following table shows how the loss per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2015 and 2014 (dollars in millions, shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Loss Per Share
Net loss attributable to Unisys Corporation common shareholders	$(58.2)	$(12.1)	$(101.4)	$(65.6)

Weighted average shares	49,927	50,843	49,874	48,593

Total	$(1.17)	$(.24)	$(2.03)	$(1.35)

Diluted Loss Per Share
Net loss attributable to Unisys Corporation common shareholders	$(58.2)	$(12.1)	$(101.4)	$(65.6)
Add preferred stock dividends	—	—	—	—

Net loss attributable to Unisys Corporation for diluted earnings per share	$(58.2)	$(12.1)	$(101.4)	$(65.6)

Weighted average shares	49,927	50,843	49,874	48,593
Plus incremental shares from assumed conversions
Employee stock plans	—	—	—	—
Preferred stock	—	—	—	—

Adjusted weighted average shares	49,927	50,843	49,874	48,593

Total	$(1.17)	$(.24)	$(2.03)	$(1.35)

In the six months ended June 30, 2015 and 2014, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,358 and 3,542, respectively. In the six months ended June 30, 2014, the following weighted-average number of mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 877.

b. Cost reduction actions. In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company announced a plan to incur pretax restructuring charges estimated at approximately $300 million over the next several quarters.

During the three months ended June 30, 2015, the company recognized pretax charges of $52.6 million in connection with this plan, principally related to a reduction in employees. The charges related to workforce reductions were $42.5 million, principally related to severance costs, and were comprised of: (a) charges of $25.4 million for 530 employees in the U.S. and (b) charges of $17.1 million for 413 employees outside the U.S. In addition, the company recorded pretax charges of $10.1 million related to asset impairments and other expenses related to the cost reduction effort.

The pretax charges were recorded in the following statement of income classifications: cost of revenue – services, $13.3 million; cost of revenue – technology, $.1 million; selling, general and administrative expenses, $27.5 million; and research and development expenses, $11.7 million.

A breakdown of the individual components of the workforce reduction costs follows (in millions of dollars):

			Workforce Reductions
	Headcount	Total	U.S.	Int’l.
Charges for workforce reductions	943	$42.5	$25.4	$17.1
Utilized	(602)	(11.8)	(3.7)	(8.1)
Translation adjustments	—	(.3)	—	(.3)

Balance at June 30, 2015	341	$30.4	$21.7	$8.7

Expected future utilization:
2015 remaining six months	337	$28.9	$20.4	$8.5
2016	4	1.5	1.3	.2

c. Pension and Postretirement Benefits. Net periodic pension expense for the three and six months ended June 30, 2015 and 2014 is presented below (in millions of dollars):

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.1	$—	$2.1	$1.9	$—	$1.9
Interest cost	79.0	55.9	23.1	92.3	62.2	30.1
Expected return on plan assets	(102.2)	(63.7)	(38.5)	(112.9)	(72.0)	(40.9)
Amortization of prior service cost	(1.1)	(.6)	(.5)	(.3)	.2	(.5)
Recognized net actuarial loss	48.6	32.7	15.9	37.5	27.0	10.5
Curtailment gain	—	—	—	(.6)	—	(.6)

Net periodic pension expense	$26.4	$24.3	$2.1	$17.9	$17.4	$.5

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$4.3	$—	$4.3	$4.3	$—	$4.3
Interest cost	158.9	112.0	46.9	184.6	124.7	59.9
Expected return on plan assets	(204.9)	(127.4)	(77.5)	(225.6)	(144.0)	(81.6)
Amortization of prior service cost	(2.2)	(1.2)	(1.0)	(.6)	.4	(1.0)
Recognized net actuarial loss	98.2	66.4	31.8	75.3	54.8	20.5
Curtailment gain	—	—	—	(.6)	—	(.6)

Net periodic pension expense	$54.3	$49.8	$4.5	$37.4	$35.9	$1.5

In 2015, the company expects that it will make cash contributions of approximately $150 million to its worldwide defined benefit pension plans, which is comprised of $59 million for the company’s U.S. qualified defined benefit pension plan and $91 million primarily for non-U.S. defined benefit pension plans. In 2014, the company made cash contributions of $183.4 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2015 and 2014, $75.7 million and $103.1 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2015 and 2014 is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Service cost	$.2	$.1	$.3	$.3
Interest cost	1.7	2.0	3.4	4.0
Expected return on assets	(.1)	(.2)	(.2)	(.3)
Amortization of prior service cost	.3	.5	.6	.9
Recognized net actuarial loss	.7	.9	1.4	1.7

Net periodic postretirement benefit expense	$2.8	$3.3	$5.5	$6.6

The company expects to make cash contributions of approximately $16 million to its postretirement benefit plan in 2015 compared with $15.3 million in 2014. For the six months ended June 30, 2015 and 2014, $6.9 million and $6.4 million, respectively, of cash contributions have been made.

d. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2015 and 2014, the notional amount of these contracts was $408.4 million and $525.1 million, respectively. At June 30, 2015 and 2014, the fair value of such contracts was a net gain of $.6 million and a net loss of $.5 million, respectively, of which $1.3 million and $1.3 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.7 and $1.8 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the six months ended June 30, 2015 and 2014, changes in the fair value of these instruments was a gain of $22.8 million and a gain of $8.0 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2015 and

December 31, 2014, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $13 million and $9 million, respectively.

e. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2015, 2.1 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Six Months Ended June 30,
	2015	2014
Weighted-average fair value of grant	$9.07	$11.27
Risk-free interest rate	1.28%	1.04%
Expected volatility	45.46%	45.65%
Expected life of options in years	4.92	3.71
Expected dividend yield	—	—

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

During the six months ended June 30, 2015 and 2014, the company recorded $6.2 million and $9.3 million of share-based compensation expense, respectively, which is comprised of $2.9 million and $3.2 million of restricted stock unit expense and $3.3 million and $6.1 million of stock option expense, respectively.

A summary of stock option activity for the six months ended June 30, 2015 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2014	2,816	$29.51
Granted	712	23.61
Exercised	(190)	19.53
Forfeited and expired	(502)	34.24

Outstanding at June 30, 2015	2,836	27.86	3.25	$.2

Expected to vest at June 30, 2015	1,308	26.46	4.68	—

Exercisable at June 30, 2015	1,460	29.25	1.86	.2

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2015. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2015 and 2014 was $.6 million and $4.6 million, respectively. As of June 30, 2015, $5.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.2 years.

A summary of restricted stock unit activity for the six months ended June 30, 2015 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	354	$28.81
Granted	436	22.82
Vested	(81)	23.87
Forfeited and expired	(187)	30.46

Outstanding at June 30, 2015	522	23.98

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2015 and 2014 was $10.0 million and $12.7 million, respectively. As of June 30, 2015, there was $8.0 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2015 and 2014 was $1.9 million and $2.7 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units is newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2015 and 2014 was $3.7 million and $2.8 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2015 and 2014 was $6.0 million and zero, respectively. The amount for the six months ended June 30, 2015 and 2014 was $7.5 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2015 and 2014 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2015
Customer revenue	$764.8		$661.5	$103.3
Intersegment		$(22.0)	.1	21.9

Total revenue	$764.8	$(22.0)	$661.6	$125.2

Operating loss	$(49.5)	$(83.3)	$14.3	$19.5

Three Months Ended June 30, 2014
Customer revenue	$806.4		$703.4	$103.0
Intersegment		$(7.8)	.1	7.7

Total revenue	$806.4	$(7.8)	$703.5	$110.7

Operating income	$15.8	$(14.7)	$25.6	$4.9

Six Months Ended June 30, 2015
Customer revenue	$1,486.0		$1,300.5	$185.5
Intersegment		$(28.7)	.1	28.6

Total revenue	$1,486.0	$(28.7)	$1,300.6	$214.1

Operating loss	$(79.5)	$(109.4)	$5.8	$24.1

Six Months Ended June 30, 2014
Customer revenue	$1,568.1		$1,385.1	$183.0
Intersegment		$(13.9)	.3	13.6

Total revenue	$1,568.1	$(13.9)	$1,385.4	$196.6

Operating income (loss)	$(4.1)	$(30.9)	$36.0	$(9.2)

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Total segment operating income	$33.8	$30.5	$29.9	$26.8
Interest expense	(2.7)	(2.3)	(5.3)	(4.3)
Other income (expense), net	1.4	(2.5)	6.3	(12.3)
Cost reduction charges	(52.6)	—	(52.6)	—
Corporate and eliminations	(30.7)	(14.7)	(56.8)	(30.9)

Total income (loss) before income taxes	$(50.8)	$11.0	$(78.5)	$(20.7)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Services
Cloud & infrastructure services	$387.7	$430.8	$766.1	$850.2
Application services	217.5	205.1	419.9	401.3
Business processing outsourcing services	56.3	67.5	114.5	133.6

	661.5	703.4	1,300.5	1,385.1
Technology	103.3	103.0	185.5	183.0

Total	$764.8	$806.4	$1,486.0	$1,568.1

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
United States	$383.9	$308.4	$725.9	$619.7
United Kingdom	83.6	126.6	171.5	222.9
Other international	297.3	371.4	588.6	725.5

Total	$764.8	$806.4	$1,486.0	$1,568.1

g. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2014 and June 30, 2015 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2014	$(4,113.4)	$(737.8)	$(3,375.6)

Other comprehensive income before reclassifications	(10.0)	(15.4)	5.4

Amounts reclassified from accumulated other comprehensive income	90.8	—	90.8

Current period other comprehensive income	80.8	(15.4)	96.2

Balance at June 30, 2015	$(4,032.6)	$(753.2)	$(3,279.4)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014 were as follows (in millions of dollars):

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Amortization of:
Prior service cost*	$(.7)	$.1	$(1.5)	$.1
Actuarial losses*	47.0	37.3	95.3	75.3
Curtailment gain*	—	(.6)	—	(.6)

Total before tax	46.3	36.8	93.8	74.8
Income tax benefit	(.7)	(1.5)	(3.0)	(2.9)

Net of tax	$45.6	$35.3	$90.8	$71.9

*	These items are included in net periodic postretirement cost (see note (c)).

Noncontrolling interests as of December 31, 2014 and June 30, 2015 are as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2014	$7.6
Net income	4.5
Translation adjustments	.9
Postretirement plans	2.6

Balance at June 30, 2015	$15.6

h. Supplemental Cash Flow Information. Cash paid, net of refunds, during the six months ended June 30, 2015 and 2014 for income taxes was $43.6 million and $42.8 million, respectively.

Cash paid during the six months ended June 30, 2015 and 2014 for interest was $6.9 million and $6.6 million, respectively.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2015, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $115 million.

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

On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleges that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The company believes that it has valid defenses to Louisiana’s claims and is asserting them in the pending litigation.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2015, it has adequate provisions for any such matters.

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

k. Foreign Currency Translation. In January of 2014, the Venezuelan government announced that the exchange rate to be applied to the settlement of certain transactions, including foreign investments and royalties would be changed to the Complementary System of Foreign Currency Administration (SICAD I) auction rate. As a result, the company changed the exchange rate used to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars from the official rate of 6.3 bolivars to the SICAD I rate.

In February 2015, the Venezuelan government merged two supplementary foreign currency exchange systems, SICAD I and SICAD II, into a single mechanism called SICAD. The company believes that using the SICAD exchange rate is economically representative of what it might expect to receive in a dividend transaction.

At June 30, 2015, the company’s operations in Venezuela had net monetary assets denominated in local currency of approximately $7 million. As indicated above, the SICAD exchange rate is determined by periodic auctions and, therefore, the potential exists for it to change significantly in future quarters.

Additionally, the Venezuelan government may make further changes or introduce new exchange rate mechanisms which could result in further changes in the exchange rate used by the company to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars.

l. Stockholder’s Equity. On March 1, 2014, all of the outstanding shares of 6.25% mandatory convertible preferred stock (2,587,400 shares) were automatically converted (in accordance with its terms) into 6,912,756 shares of the company’s common stock. Because March 1, 2014 was not a business day, the mandatory conversion was effected on Monday, March 3, 2014.

m. Accounting Standards. In May of 2014, the Financial Accounting Standards Board issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2016, which for the company is January 1, 2017. Earlier application is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The company is currently assessing which method it will choose for adoption, and is evaluating the impact of the adoption on its consolidated results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company announced a plan to incur pretax restructuring charges estimated at approximately $300 million over the next several quarters. The company expects to generate annualized cost savings of approximately $200 million from this program by the end of 2016.

During the three months ended June 30, 2015, the company recognized pretax charges of $52.6 million in connection with this plan, principally related to a reduction in employees. The charges related to workforce reductions were $42.5 million, principally related to severance costs, and were comprised of: (a) charges of $25.4 million for 530 employees in the U.S. and (b) charges of $17.1 million for 413 employees outside the U.S. In addition, the company recorded pretax charges of $10.1 million related to asset impairments and other expenses related to the cost reduction effort.

The pretax charges were recorded in the following statement of income classifications: cost of revenue – services, $13.3 million; cost of revenue – technology, $.1 million; selling, general and administrative expenses, $27.5 million; and research and development expenses, $11.7 million.

The company’s results in the first half of 2015 were impacted by the charges referred to above as well as the negative impact of foreign currency fluctuations. The company reported a first half 2015 net loss attributable to Unisys Corporation common shareholders of $101.4 million, or a loss of $2.03 per diluted share, compared with first half 2014 net loss attributable to Unisys Corporation common shareholders of $65.6 million, or $1.35 per diluted share. The first half of 2015 includes after tax cost reduction charges (discussed above) of $48.6 million, or $.97 per diluted share.

Revenue for the six months ended June 30, 2015 declined 5 percent to $1,486.0 million compared with $1,568.1 million for the six months ended June 30, 2014, principally due to an 8-percentage-point negative impact of foreign currency fluctuations.

Results of operations

Company results

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Revenue for the quarter ended June 30, 2015 was $764.8 million compared with $806.4 million for the second quarter of 2014, a decrease of 5% from the prior year. Foreign currency fluctuations had a 9-percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 6% and Technology revenue was flat in the current quarter compared with the year-ago period. U.S. revenue increased 24% in the second quarter compared with the year-ago period, principally due to an increase in Technology revenue. International revenue decreased 24% in the current quarter due to declines in all regions. Foreign currency had a 14-percentage-point negative impact on international revenue in the three months ended June 30, 2015 compared with the three months ended June 30, 2014.

Total gross profit margin was 16.3% in the three months ended June 30, 2015 compared with 20.5% in the three months ended June 30, 2014. The decline was due to the cost reduction charges of $13.4 million, higher pension expense of $7.0 million as well as lower margins in both the Technology and Services segments.

Selling, general and administrative expense in the three months ended June 30, 2015 was $145.4 million (19.0% of revenue) compared with $133.6 million (16.6% of revenue) in the year-ago period. The increase principally reflects cost reduction charges of $27.5 million. Before these charges, selling, general and administrative expenses declined.

Research and development (R&D) expenses in the second quarter of 2015 were $28.4 million compared with $15.8 million in the second quarter of 2014. The increase principally reflects the cost reduction charges of $11.7 million.

For the second quarter of 2015, the company reported an operating loss of $49.5 million compared with an operating profit of $15.8 million in the second quarter of 2014. The current year loss principally reflects the cost reduction charges of $52.6 million as well as higher pension expense.

For the three months ended June 30, 2015, pension expense was $26.4 million compared with pension expense of $17.9 million for the three months ended June 30, 2014. For the full year 2015, the company expects to recognize pension expense of approximately $109 million compared with $73.8 million for the full year of 2014. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended June 30, 2015 was $2.7 million compared with $2.3 million for the three months ended June 30, 2014.

Other income (expense), net was income of $1.4 million in the second quarter of 2015 compared with expense of $2.5 million in 2014. Included in the second quarter of 2015 and 2014 were foreign exchange gains of $2.9 million and foreign exchange losses of $4.0 million, respectively.

The loss before income taxes for the three months ended June 30, 2015 was $50.8 million compared with income of $11.0 million for the three months ended June 30, 2014. The current year loss principally reflects the cost reduction charges of $52.6 million as well as higher pension expense. The provision for income taxes was $5.1 million in the current quarter compared with $19.9 million in the year-ago period As discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.

The net loss attributable to Unisys Corporation common shareholders for the three months ended June 30, 2015 was $58.2 million, or a loss of $1.17 per diluted share, compared with net loss attributable to Unisys Corporation common shareholders of $12.1 million, or $.24 per diluted share, for the three months ended June 30, 2014. The current year loss principally reflects the cost reduction charges of $48.6 million as well as higher pension expense.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

Revenue for the six months ended June 30, 2015 was $1,486.0 million compared with $1,568.1 million for the six months ended June 30, 2014, a decline of 5%. Foreign currency fluctuations had an 8-percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 6% and Technology revenue increased 1% in the first half of 2015 compared with the year-ago period. U.S. revenue increased 17% in the first half of 2015 compared with the year-ago period, principally due to an increase in Technology revenue. International revenue decreased 20% in the current period due to declines in all regions. Foreign currency had a 12-percentage-point negative impact on international revenue in the six months ended June 30, 2015 compared with the six months ended June 30, 2014.

Total gross profit margin was 16.2% in the six months ended June 30, 2015 compared with 19.0% in the six months ended June 30, 2014. The decline was due to the cost reduction charges of $13.4 million, higher pension expense of $13.7 million as well as lower margins in the Services segment.

Selling, general and administrative expense in the six months ended June 30, 2015 was $274.2 million (18.5% of revenue) compared with $272.1 million (17.4% of revenue) in the year-ago period. The current period includes cost reduction charges of $27.5 million. Before these charges, selling, general and administrative expenses declined.

Research and development (R&D) expenses in the first half of 2015 were $46.6 million compared with $30.2 million in the first half of 2014. The increase principally reflects the cost reduction charges of $11.7 million.

For the first half of 2015, the company reported an operating loss of $79.5 million compared with an operating loss of $4.1 million in the first half of 2014. The current year loss principally reflects the cost reduction charges of $52.6 million as well as higher pension expense.

For the six months ended June 30, 2015, pension expense was $54.3 million compared with pension expense of $37.4 million for the six months ended June 30, 2014.

Interest expense for the six months ended June 30, 2015 was $5.3 million compared with $4.3 million for the six months ended June 30, 2014.

Other income (expense), net was income of $6.3 million in the first half of 2015 compared with expense of $12.3 million in 2014. Included in the first half of 2015 and 2014 were foreign exchange gains of $6.3 million and foreign exchange losses of $13.1 million, respectively.

Income before income taxes for the six months ended June 30, 2015 was a loss of $78.5 million compared with a loss of $20.7 million for the six months ended June 30, 2014. The current period loss principally reflects the cost reduction charges of $52.6 million as well as higher pension expense. The provision for income taxes was $18.4 million in the current period compared with $35.9 million in the year-ago period.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2015 and 2014 was $6.0 million and zero, respectively. The amount for the six months ended June 30, 2015 and 2014 was $7.5 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2015 compared with the three months ended June 30, 2014

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2015
Customer revenue	$764.8		$661.5	$103.3
Intersegment		$(22.0)	.1	21.9

Total revenue	$764.8	$(22.0)	$661.6	$125.2

Gross profit percent	16.3%		15.7%	43.9%

Operating profit (loss) percent	(6.5)%		2.2%	15.6%

Three Months Ended June 30, 2014
Customer revenue	$806.4		$703.4	$103.0
Intersegment		$(7.8)	.1	7.7

Total revenue	$806.4	$(7.8)	$703.5	$110.7

Gross profit percent	20.5%		16.9%	49.8%

Operating profit percent	2.0%		3.6%	4.3%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended June 30		Percent Change
	2015	2014
Services
Cloud & infrastructure services	$387.7	$430.8	(10.0)%
Application services	217.5	205.1	6.0%
Business processing outsourcing services	56.3	67.5	(16.6)%

	661.5	703.4	(6.0)%
Technology	103.3	103.0	.3%

	$764.8	$806.4	(5.2)%

In the Services segment, customer revenue was $661.5 million for the three months ended June 30, 2015, down 6.0% from the three months ended June 30, 2014. Foreign currency translation had a 9 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from cloud & infrastructure services was $387.7 million in the June 2015 quarter down 10.0% compared with the June 2014 quarter. Foreign currency fluctuations had a 9-percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue increased 6.0% for the three month period ended June 30, 2015 compared with the three month period ended June 30, 2014. New contract wins at the company’s U.S. Federal business were a major contributor to the increase. Foreign currency fluctuations had a 10-percentage-point negative impact on application services revenue in the current period compared with the year-ago period.

Business processing outsourcing services revenue decreased 16.6% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 10-percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 15.7% in the second quarter of 2015 compared with 16.9% in the year-ago period. Services operating income percent was 2.2% in the three months ended June 30, 2015 compared with 3.6% in the three months ended June 30, 2014. Both gross profit and operating profit margins were impacted by start-up costs on new multi-year engagements, as well as lower project work in existing services accounts.

In the Technology segment, customer revenue increased .3% to $103.3 million in the current quarter compared with $103.0 million in the year-ago period. Foreign currency translation had a 10 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.

Technology gross profit was 43.9% in the current quarter compared with 49.8% in the year-ago quarter. Technology operating income percent was 15.6% in the three months ended June 30, 2015 compared with 4.3% in the three months ended June 30, 2014. The increase in operating profit percentage principally reflects reductions in selling, general and administrative expenses.

Six months ended June 30, 2015 compared with the six months ended June 30, 2014

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2015
Customer revenue	$1,486.0		$1,300.5	$185.5
Intersegment		$(28.7)	.1	28.6

Total revenue	$1,486.0	$(28.7)	$1,300.6	$214.1

Gross profit percent	16.2%		14.9%	46.3%

Operating profit (loss) percent	(5.3)%		.4%	11.3%

Six Months Ended June 30, 2014
Customer revenue	$1,568.1		$1,385.1	$183.0
Intersegment		$(13.9)	.3	13.6

Total revenue	$1,568.1	$(13.9)	$1,385.4	$196.6

Gross profit percent	19.0%		16.3%	46.1%

Operating profit (loss) percent	(.3)%		2.6%	(4.7)%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Six Months Ended June 30		Percent Change
	2015	2014
Services
Cloud & infrastructure services	$766.1	$850.2	(9.9)%
Application services	419.9	401.3	4.6%
Business processing outsourcing services	114.5	133.6	(14.3)%

	1,300.5	1,385.1	(6.1)%
Technology	185.5	183.0	1.4%

	$1,486.0	$1,568.1	(5.2)%

In the Services segment, customer revenue was $1,300.5 million for the six months ended June 30, 2015, down 6.1% from the six months ended June 30, 2014. Foreign currency translation had an 8 percentage-point negative impact on Services revenue in the current period compared with the year-ago period.

Revenue from cloud & infrastructure services was $766.1 million for the six months ended June 2015, down 9.9% compared with the year-ago period. Foreign currency fluctuations had a 7-percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue increased 4.6% for the six month period ended June 30, 2015 compared with the six month period ended June 30, 2014. New contract wins at the company’s U.S. Federal business were a major contributor to the increase. Foreign currency fluctuations had an 8-percentage-point negative impact on application services revenue in the current period compared with the year-ago period.

Business processing outsourcing services revenue decreased 14.3% in the current period compared with the prior-year period. Foreign currency fluctuations had an 8-percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 14.9% in the first half of 2015 compared with 16.3% in the year-ago period. Services operating income percent was .4% in the six months ended June 30, 2015 compared with 2.6% in the six months ended June 30, 2014. Both gross profit and operating profit margins were impacted by start-up costs on new multi-year engagements, as well as lower project work in existing services accounts.

In the Technology segment, customer revenue increased 1.4% to $185.5 million in the current period compared with $183.0 million in the year-ago period. Foreign currency translation had a 10 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period.

Technology gross profit was 46.3% in the current period compared with 46.1% in the year-ago period. Technology operating income (loss) percent was 11.3% in the six months ended June 30, 2015 compared with (4.7)% in the six months ended June 30, 2014. The increase in operating profit percentage principally reflects reductions in selling, general and administrative expenses.

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

Cash and cash equivalents at June 30, 2015 were $364.8 million compared with $494.3 million at December 31, 2014.

As of June 30, 2015, $274.9 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the six months ended June 30, 2015, cash used for operations was $64.4 million compared with cash provided of $23.4 million for the six months ended June 30, 2014. Contributing to the increase in cash usage was a higher net loss, lower receivable collections due to lower revenue and $13.2 million used for cost reduction efforts in the current period. Partially offsetting the increased cash usage was lower cash contributions to the company’s defined benefit pension plans. During the first half of 2015, the company contributed cash of $75.7 million to such plans compared with $103.1 million during the first half of 2014.

Cash used for investing activities during the six months ended June 30, 2015 was $83.8 million compared with cash usage of $77.7 million during the six months ended June 30, 2014. Net proceeds of investments were $28.7 million for the six months ended June 30, 2015 compared with net proceeds of $10.1 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $33.4 million compared with $40.3 million in the year-ago period, capital additions of properties were $24.7 million in 2015 compared with $29.0 million in 2014 and capital additions of outsourcing assets were $52.7 million in 2015 compared with $20.1 million in 2014. The higher capital expenditures largely reflected increased investments in new outsourcing agreements.

Cash provided by financing activities during the six months ended June 30, 2015 was $34.9 million compared with cash usage of $15.1 million during the six months ended June 30, 2014. During the current period, the company had proceeds from the issuance of long-term debt of $31.8 million. Included in the prior year period was cash usage of $14.0 million for purchases of common stock and $4.0 million for dividends paid on preferred stock.

At June 30, 2015, total debt was $255.5 million compared with $224.0 million at December 31, 2014. On April 1, 2015, the company entered into a secured borrowing whereby it received $31.8 million of cash secured by an account receivable.

The company has a secured revolving credit facility, expiring in June 2018, which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At June 30, 2015, the company had no borrowings and $12.1 million of letters of credit outstanding under the facility. At June 30, 2015, availability under the facility was $89.6 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At June 30, 2015, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2015, the company expects to make cash contributions of approximately $150 million to its worldwide defined benefit pension plans, which is comprised of $59 million for the company’s U.S. qualified defined benefit pension plan and $91 million primarily for non-U.S. defined benefit pension plans.

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

The company has significant pension obligations and may be required to make additional significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2014, the company made cash contributions of $183.4 million to its worldwide defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2015 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $150 million, which is comprised of approximately $59 million for the company’s U.S. qualified defined benefit pension plan and approximately $91 million primarily for non-U.S. defined benefit pension plans.

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

UNISYS CORPORATION

Date: July 24, 2015	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ William M. Reinheimer
William M. Reinheimer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Bylaws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document