Form 10-Q
period 2015-09-30
UNISYS CORP
filed 2015-10-23
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-8729

UNISYS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-0387840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Lakeview Drive, Suite 100 Blue Bell, Pennsylvania (Address of principal executive offices)	19422 (Zip Code)

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of September 30, 2015: 49,933,715.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$293.1	$494.3
Accounts and notes receivable, net	551.5	619.3
Inventories:
Parts and finished equipment	26.3	22.2
Work in process and materials	26.2	24.5
Deferred income taxes	17.2	16.4
Prepaid expenses and other current assets	128.1	140.6

Total	1,042.4	1,317.3

Properties	994.5	1,059.4
Less-Accumulated depreciation and amortization	829.9	890.7

Properties, net	164.6	168.7

Outsourcing assets, net	182.3	150.9
Marketable software, net	140.1	144.1
Prepaid postretirement assets	45.0	19.9
Deferred income taxes	143.7	154.6
Goodwill	177.3	183.9
Other long-term assets	202.5	209.3

Total	$2,097.9	$2,348.7

Liabilities and deficit
Current liabilities
Notes payable	$55.0	$—
Current maturities of long-term-debt	11.2	1.8
Accounts payable	221.5	262.5
Deferred revenue	290.9	348.3
Other accrued liabilities	339.1	385.1

Total	917.7	997.7

Long-term debt	244.1	222.2
Long-term postretirement liabilities	2,185.6	2,369.9
Long-term deferred revenue	119.5	119.5
Other long-term liabilities	82.3	91.8
Commitments and contingencies

Deficit
Common stock, shares issued:
2015; 52.7, 2014; 52.4	.5	.5
Accumulated deficit	(1,846.8)	(1,735.8)
Treasury stock, shares at cost:
2015; 2.7, 2014; 2.7	(100.0)	(99.6)
Paid-in capital	4,499.5	4,488.3
Accumulated other comprehensive loss	(4,023.4)	(4,113.4)

Total Unisys stockholders’ deficit	(1,470.2)	(1,460.0)

Noncontrolling interests	18.9	7.6

Total deficit	(1,451.3)	(1,452.4)

Total	$2,097.9	$2,348.7

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014		2015	2014
Revenue
Services	$656.0	$711.9	*	$1,956.5	$2,097.0 *
Technology	83.2	170.6	*	268.7	353.6 *

	739.2	882.5		2,225.2	2,450.6
Costs and expenses
Cost of revenue:
Services	564.7	586.7	*	1,714.7	1,763.9 *
Technology	33.9	60.9	*	128.6	153.6 *

	598.6	647.6		1,843.3	1,917.5

Selling, general and administrative	115.4	138.0		389.6	410.1
Research and development	16.6	20.3		63.2	50.5

	730.6	805.9		2,296.1	2,378.1

Operating profit (loss)	8.6	76.6		(70.9)	72.5
Interest expense	3.0	2.3		8.3	6.6
Other income (expense), net	1.7	3.3		8.0	(9.0)

Income (loss) before income taxes	7.3	77.6		(71.2)	56.9

Provision for income taxes	14.9	26.4		33.3	62.3

Consolidated net income (loss)	(7.6)	51.2		(104.5)	(5.4)
Net income attributable to noncontrolling interests	2.0	3.4		6.5	9.7

Net income (loss) attributable to Unisys Corporation	(9.6)	47.8		(111.0)	(15.1)

Preferred stock dividends	—	—		—	2.7

Net income (loss) attributable to Unisys Corporation common shareholders	$(9.6)	$47.8		$(111.0)	$(17.8)

Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(.19)	$.95		$(2.22)	$(.36)

Diluted	$(.19)	$.95		$(2.22)	$(.36)

*	Changed to conform to the current-year presentation. See note (f).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Consolidated net income (loss)	$(7.6)	$51.2	$(104.5)	$(5.4)

Other comprehensive income
Foreign currency translation	(72.0)	(61.5)	(86.5)	(19.9)
Postretirement adjustments, net of tax of $9.8 and $15.7 in 2015 and $11.4 and $10.9 in 2014	82.5	132.0	181.3	186.9

Total other comprehensive income	10.5	70.5	94.8	167.0

Comprehensive income (loss)	2.9	121.7	(9.7)	161.6
Less comprehensive income attributable to noncontrolling interests	(3.3)	(1.4)	(11.3)	(10.6)

Comprehensive income (loss) attributable to Unisys Corporation	$(.4)	$120.3	$(21.0)	$151.0

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Nine Months Ended September 30
	2015	2014

Cash flows from operating activities
Consolidated net loss	$(104.5)	$(5.4)
Add (deduct) items to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Foreign currency transaction losses	8.0	7.4
Employee stock compensation	7.9	10.6
Depreciation and amortization of properties	34.1	38.6
Depreciation and amortization of outsourcing assets	41.2	44.5
Amortization of marketable software	50.3	42.5
Other non-cash operating activities	1.8	7.8
Disposal of capital assets	6.1	1.0
Gain on sale of business	—	(.7)
Pension contributions	(115.6)	(161.3)
Pension expense	81.5	55.5
(Increase) decrease in deferred income taxes, net	(2.8)	15.4
Decrease in receivables, net	11.7	81.2
Increase in inventories	(7.7)	(6.1)
Decrease in accounts payable and other accrued liabilities	(121.4)	(83.8)
Decrease in other liabilities	(8.3)	(39.1)
Decrease other assets	9.2	7.8

Net cash (used for) provided by operating activities	(108.5)	15.9

Cash flows from investing activities
Proceeds from investments	2,904.0	4,438.8
Purchases of investments	(2,884.2)	(4,422.8)
Investment in marketable software	(46.8)	(56.1)
Capital additions of properties	(40.2)	(41.9)
Capital additions of outsourcing assets	(80.4)	(45.9)
Other	6.1	(1.2)

Net cash used for investing activities	(141.5)	(129.1)

Cash flows from financing activities
Net proceeds of short-term borrowing	55.0	—
Payments of long-term debt	(1.3)	—
Proceeds from exercise of stock options	3.7	3.3
Proceeds from long-term debt	31.8	—
Financing fees	(.2)	(.6)
Common stock repurchases	—	(29.3)
Dividends paid on preferred stock	—	(4.0)

Net cash provided by (used for) financing activities	89.0	(30.6)

Effect of exchange rate changes on cash and cash equivalents	(40.2)	(19.5)

Decrease in cash and cash equivalents	(201.2)	(163.3)
Cash and cash equivalents, beginning of period	494.3	639.8

Cash and cash equivalents, end of period	$293.1	$476.5

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

a. Earnings per Share. The following table shows how earnings per common share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2015 and 2014 (dollars in millions, shares in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Basic Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(9.6)	$47.8	$(111.0)	$(17.8)

Weighted average shares	49,934	50,245	49,894	49,144

Total	$(.19)	$.95	$(2.22)	$(.36)

Diluted Earnings (Loss) Per Common Share
Net income (loss) attributable to Unisys Corporation common shareholders	$(9.6)	$47.8	$(111.0)	$(17.8)
Add preferred stock dividends	—	—	—	—

Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(9.6)	$47.8	$(111.0)	$(17.8)

Weighted average shares	49,934	50,245	49,894	49,144
Plus incremental shares from assumed conversions
Employee stock plans	—	177	—	—
Preferred stock	—	—	—	—

Adjusted weighted average shares	49,934	50,422	49,894	49,144

Total	$(.19)	$.95	$(2.22)	$(.36)

In the nine months ended September 30, 2015 and 2014, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,319 and 3,318, respectively. In the nine months ended September 30, 2014, 585 (in thousands) of weighted-average mandatory convertible preferred stock were antidilutive and therefore excluded from the computation of diluted earnings per share.

b. Cost reduction actions. In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company announced a plan to recognize a pretax restructuring charge estimated at approximately $300 million over the next several quarters.

During the three months ended September 30, 2015, the company recognized pretax charges of $17.4 million in connection with this plan. The charges related to work-force reductions were $9.8 million, principally related to severance costs, and were comprised of: (a) a charge of $2.7 million for 176 employees in the U.S. and (b) a charge of $7.1 million for 114 employees outside the U.S. In addition, the company recorded pretax charges of $7.6 million for other expenses related to the cost reduction effort.

The pretax charges were recorded in the following statement of income classifications: cost of revenue – services, $7.9 million; cost of revenue – technology, $.1 million; selling, general and administrative expenses, $8.6 million; and research and development expenses, $.8 million.

During the nine months ended September 30, 2015, the company recognized pretax charges of $70.0 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $52.3 million, principally related to severance costs, and were comprised of: (a) a charge of $28.1 million for 706 employees in the U.S. and (b) a charge of $24.2 million for 527 employees outside the U.S. In addition, the company recorded pretax charges of $17.7 million, related to asset impairments and other expenses related to the cost reduction effort.

The pretax charges were recorded in the following statement of income classifications: cost of revenue – services, $21.2 million; cost of revenue – technology, $.2 million; selling, general and administrative expenses, $36.1 million; and research and development expenses, $12.5 million.

A breakdown of the individual components of these costs for the nine months ended September 30, 2015 follows (in millions of dollars):

			Work-Force Reductions
	Headcount	Total	U.S.	Int’l.
Charges for work-force reductions	1,233	$52.3	$28.1	$24.2
Utilized	(1,068)	(28.3)	(14.2)	(14.1)
Translation adjustments	—	(.9)	—	(.9)

Balance at Sept. 30, 2015	165	$23.1	$13.9	$9.2

Expected future utilization:
2015 remaining three months	151	$18.4	$10.9	$7.5
Beyond 2015	14	4.7	3.0	1.7

c. Pension and Postretirement Benefits. Net periodic pension expense for the three and nine months ended September 30, 2015 and 2014 is presented below (in millions of dollars):

	Three Months Ended Sept. 30, 2015			Three Months Ended Sept. 30, 2014
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.2	$—	$2.2	$2.1	$—	$2.1
Interest cost	80.0	56.1	23.9	91.4	61.6	29.8
Expected return on plan assets	(103.1)	(63.7)	(39.4)	(111.8)	(71.3)	(40.5)
Amortization of prior service (benefit) cost	(1.1)	(.6)	(.5)	(1.1)	(.5)	(.6)
Recognized net actuarial loss	49.2	33.1	16.1	37.5	27.5	10.0

Net periodic pension expense	$27.2	$24.9	$2.3	$18.1	$17.3	$.8

	Nine Months Ended Sept. 30, 2015			Nine Months Ended Sept. 30, 2014
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$6.5	$—	$6.5	$6.4	$—	$6.4
Interest cost	238.9	168.1	70.8	276.0	186.3	89.7
Expected return on plan assets	(308.0)	(191.1)	(116.9)	(337.4)	(215.3)	(122.1)
Amortization of prior service (benefit) cost	(3.3)	(1.8)	(1.5)	(1.7)	(.1)	(1.6)
Recognized net actuarial loss	147.4	99.5	47.9	112.8	82.3	30.5
Curtailment gain	—	—	—	(.6)	—	(.6)

Net periodic pension expense	$81.5	$74.7	$6.8	$55.5	$53.2	$2.3

In 2015, the company estimates that it will make cash contributions of approximately $151 million to its worldwide defined benefit pension plans, which is comprised of $59 million for the company’s U.S. qualified defined benefit pension plan and $92 million primarily for non-U.S. defined benefit pension plans. In 2014, the company made cash contributions of $183.4 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2015 and 2014, $115.6 million and $161.3 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2015 and 2014 is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Service cost	$.1	$.2	$.4	$.5
Interest cost	1.7	2.0	5.1	6.0
Expected return on assets	(.1)	(.1)	(.3)	(.4)
Amortization of prior service cost	.3	.4	.9	1.3
Recognized net actuarial loss	.7	.8	2.1	2.5

Net periodic postretirement benefit expense	$2.7	$3.3	$8.2	$9.9

The company expects to make cash contributions of approximately $16 million to its postretirement benefit plan in 2015 compared with $15.3 million in 2014. For the nine months ended September 30, 2015 and 2014, $10.8 million and $10.4 million, respectively, of cash contributions have been made.

d. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2015 and 2014, the notional amount of these contracts was $409.3 million and $421.1 million, respectively. At September 30, 2015 and 2014, the fair value of such contracts was a net loss of $.8 million and a net gain of $1.5 million, respectively, of which $.6 million and $2.6 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $1.4 and $1.1 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the nine months ended September 30, 2015 and 2014, changes in the fair value of these instruments was a gain of $13.7 million and a gain of $15.9 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At September 30, 2015 and December 31, 2014, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $8 million and $9 million, respectively.

e. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2015, 2.2 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Nine Months Ended Sept. 30
	2015	2014
Weighted-average fair value of grant	$9.00	$11.27
Risk-free interest rate	1.28%	1.04%
Expected volatility	45.46%	45.65%
Expected life of options in years	4.92	3.71
Expected dividend yield	—	—

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

During the nine months ended September 30, 2015 and 2014, the company recorded $7.9 million and $10.6 million of share-based compensation expense, respectively, which is comprised of $3.8 million and $4.2 million of restricted stock unit expense and $4.1 million and $6.4 million of stock option expense, respectively.

A summary of stock option activity for the nine months ended September 30, 2015 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2014	2,816	$29.51
Granted	728	23.42
Exercised	(190)	19.53
Forfeited and expired	(528)	33.91

Outstanding at Sept. 30, 2015	2,826	27.79	3.00	$.0

Expected to vest at Sept. 30, 2015	1,321	26.34	4.41	.0

Exercisable at Sept. 30, 2015	1,448	29.25	1.62	.0

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2015 and 2014 was $.6 million and $4.6 million, respectively. As of September 30, 2015, $5.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.0 years.

A summary of restricted stock unit activity for the nine months ended September 30, 2015 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2014	354	$28.81
Granted	446	22.65
Vested	(81)	23.87
Forfeited and expired	(226)	29.42

Outstanding at Sept. 30, 2015	493	23.78

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2015 and 2014 was $10.1 million and $12.7 million, respectively. As of September 30, 2015, there was $6.3 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the nine months ended September 30, 2015 and 2014 was $1.9 million and $2.7 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2015 and 2014 was $3.7 million and $3.3 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2015 and 2014 was $1.6 million and zero, respectively. The amount for the nine months ended September 30, 2015 and 2014 was $9.1 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2015 and 2014 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended Sept. 30, 2015
Customer revenue	$739.2		$656.0	$83.2
Intersegment		$(11.9)	—	11.9

Total revenue	$739.2	$(11.9)	$656.0	$95.1

Operating income	$8.6	$(42.9)	$31.8	$19.7

Three Months Ended Sept. 30, 2014
Customer revenue	$882.5		$711.9	$170.6
Intersegment		$(9.0)	—	9.0

Total revenue	$882.5	$(9.0)	$711.9	$179.6

Operating income	$76.6	$(15.6)	$36.5	$55.7

Nine Months Ended Sept. 30, 2015
Customer revenue	$2,225.2		$1,956.5	$268.7
Intersegment		$(40.6)	.1	40.5

Total revenue	$2,225.2	$(40.6)	$1,956.6	$309.2

Operating income	$(70.9)	$(152.3)	$37.6	$43.8

Nine Months Ended Sept. 30, 2014
Customer revenue	$2,450.6		$2,097.0	$353.6
Intersegment		$(22.9)	.3	22.6

Total revenue	$2,450.6	$(22.9)	$2,097.3	$376.2

Operating income	$72.5	$(46.5)	$72.5	$46.5

Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Total segment operating income	$51.5	$92.2	$81.4	$119.0
Interest expense	(3.0)	(2.3)	(8.3)	(6.6)
Other income (expense), net	1.7	3.3	8.0	(9.0)
Cost reduction charges	(17.4)	—	(70.0)	—
Corporate and eliminations	(25.5)	(15.6)	(82.3)	(46.5)

Total income before income taxes	$7.3	$77.6	$(71.2)	$56.9

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Services
Cloud & infrastructure services	$380.0	$439.2	$1,146.1	$1,289.4
Application services	220.7	207.2	640.6	608.5
Business processing outsourcing services	55.3	65.5	169.8	199.1

	656.0	711.9	1,956.5	2,097.0
Technology	83.2	170.6	268.7	353.6

Total	$739.2	$882.5	$2,225.2	$2,450.6

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
United States	$359.9	$377.3	$1,085.8	$997.0
United Kingdom	92.6	104.6	264.1	327.5
Other international	286.7	400.6	875.3	1,126.1

Total	$739.2	$882.5	$2,225.2	$2,450.6

g. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2014 and September 30, 2015 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2014	$(4,113.4)	$(737.8)	$(3,375.6)

Other comprehensive income before reclassifications	(43.9)	(84.0)	40.1

Amounts reclassified from accumulated other comprehensive income	133.9	—	133.9

Current period other comprehensive income	90.0	(84.0)	174.0

Balance at Sept. 30, 2015	$(4,023.4)	$(821.8)	$(3,201.6)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions of dollars):

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2015	2014	2015	2014
Amortization of:
Prior service cost*	$(.8)	$(.5)	$(2.3)	$(.4)
Actuarial losses*	47.8	37.6	143.1	112.9
Curtailment gain*	—	—	—	(.6)

Total before tax	47.0	37.1	140.8	111.9
Income tax benefit	(3.9)	(1.5)	(6.9)	(4.4)

Net of tax	$43.1	$35.6	$133.9	$107.5

*	These items are included in net periodic postretirement cost (see note (c)).

Noncontrolling interests as of December 31, 2014 and September 30, 2015 are as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2014	$7.6
Net income	6.5
Translation adjustments	(2.5)
Postretirement plans	7.3

Balance at September 30, 2015	$18.9

h. Supplemental Cash Flow Information. Cash paid, net of refunds, during the nine months ended September 30, 2015 and 2014 for income taxes was $52.5 million and $58.2 million, respectively.

Cash paid during the nine months ended September 30, 2015 and 2014 for interest was $13.7 million and $13.2 million, respectively.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2015, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $92 million.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2015, it has adequate provisions for any such matters.

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

k. Foreign Currency Translation. In January of 2014, the Venezuelan government announced that the exchange rate to be applied to the settlement of certain transactions, including foreign investments and royalties would be changed to the SICAD I auction rate. As a result, the company changed the exchange rate used to remeasure its Venezuelan subsidiary’s financial statements in U.S. dollars from the official rate of 6.3 bolivars to the SICAD I rate.

As the company believes that the SIMADI rate is now more representative of what it might expect to receive in a dividend transaction, the company switched to using the SIMADI rate effective as of September 30, 2015. At that date the SIMADI exchange rate was approximately 198.45 bolivars to the U.S. dollar. As a result of the change in rate, the company recorded a foreign exchange loss of approximately $7 million in the September 2015 quarter.

After the application of the SIMADI exchange rate at September 30, 2015, the company’s operations in Venezuela had an immaterial amount of net monetary assets denominated in local currency.

l. Stockholder’s Equity. On March 1, 2014, all of the outstanding shares of 6.25% mandatory convertible preferred stock (2,587,400 shares) were automatically converted (in accordance with its terms) into 6,912,756 shares of the company’s common stock. Because March 1, 2014 was not a business day, the mandatory conversion was effected on Monday, March 3, 2014.

m. Accounting Standards. In May of 2014 (subsequently amended in August of 2015), the Financial Accounting Standards Board issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard is effective for annual reporting periods beginning after December 15, 2017, which for the company is January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, which for the company in January 1, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The company is currently assessing when and which method it will choose for adoption, and is evaluating the impact of the adoption on its consolidated results of operations and financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the September 2015 quarter, the company continued to implement organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set. The company had previously announced a plan to incur pretax restructuring charges estimated at approximately $300 million over several quarters. The company expects to generate annualized cost savings of approximately $200 million from this program by the end of 2016.

During the nine months ended September 30, 2015, the company recognized pretax charges of $70.0 million in connection with this plan. The charges related to work-force reductions were $52.3 million, principally related to severance costs, and were comprised of: (a) a charge of $28.1 million for 706 employees in the U.S. and (b) a charge of $24.2 million for 527 employees outside the U.S. In addition, the company recorded pretax charges of $17.7 million related to asset impairments and other expenses related to the cost reduction effort.

The pretax charges were recorded in the following statement of income classifications: cost of revenue – services, $21.2 million; cost of revenue – technology, $.2 million; selling, general and administrative expenses, $36.1 million; and research and development expenses, $12.5 million.

The company’s results in the nine months ended September 30, 2015 were impacted by the charges referred to above as well as the negative impact of foreign currency fluctuations. For the nine months ended September 30, 2015, the company reported a net loss attributable to Unisys Corporation common shareholders of $111.0 million, or a loss of $2.22 per diluted share, compared with a net loss of $17.8 million, or a loss $.36 per diluted share, for the nine months ended September 30, 2014. The current period includes after tax cost reduction charges (discussed above) of $65.0 million, or $1.30 per diluted share.

Revenue for the nine months ended September 30, 2015 declined 9 percent to $2,225.2 million compared with $2,450.6 million for the nine months ended September 30, 2014, principally due to an 8-percentage-point negative impact of foreign currency fluctuations.

Results of operations

Company results

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

During the three months ended September 30, 2015, the company recognized pretax charges of $17.4 million in connection with the plan discussed above. The charges related to work-force reductions were $9.8 million and were comprised of: (a) a charge of $2.7 million for 176 employees in the U.S. and (b) a charge of $7.1 million for 114 employees outside the U.S. In addition, the company recorded pretax charges of $7.6 million for other expenses related to the cost reduction effort.

The pretax charges were recorded in the following statement of income classifications: cost of revenue – services, $7.9 million; cost of revenue – technology, $.1 million; selling, general and administrative expenses, $9.7 million; and research and development expenses, $.8 million.

Revenue for the quarter ended September 30, 2015 was $739.2 million compared with $882.5 million for the third quarter of 2014, a decrease of 16% from the prior year. Foreign currency fluctuations had an 8-percentage point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 8% and Technology revenue decreased 51% in the current quarter compared with the year-ago period. U.S. revenue decreased 5% in the third quarter compared with the year-ago period. International revenue decreased 25% in the current quarter with all regions contributing to the decline. Foreign currency had a 14-percentage-point negative impact on international revenue in the three months ended September 30, 2015 compared with the three months ended September 30, 2014.

Total gross profit margin was 19.0% in the three months ended September 30, 2015 compared with 26.6% in the three months ended September 30, 2014. The decline was due to lower margins in both the Technology and Services segments, cost reduction charges of $8.0 million and higher pension expense of $7.1 million.

Selling, general and administrative expense in the three months ended September 30, 2015 was $115.4 million (15.6% of revenue) compared with $138.0 million (15.6% of revenue) in the year-ago period. The decrease principally reflects savings due to cost reduction actions as well as foreign currency exchange rate changes.

Research and development (R&D) expenses in the third quarter of 2015 were $16.6 million compared with $20.3 million in the third quarter of 2014. The decrease principally reflects savings due to cost reduction actions.

For the third quarter of 2015, the company reported an operating profit of $8.6 million compared with an operating profit of $76.6 million in the third quarter of 2014. The current quarter principally reflects reduced operating profit in the Technology segment, cost reduction charges of $17.4 million and $9.1 million of higher pension expense.

For the three months ended September 30, 2015, pension expense was $27.2 million compared with pension expense of $18.1 million for the three months ended September 30, 2014. For the full year 2015, the company expects to recognize pension expense of approximately $108.7 million compared with $73.8 million for the full year of 2014. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended September 30, 2015 was $3.0 million compared with $2.3 million for the three months ended September 30, 2014.

Other income (expense), net was income of $1.7 million in the third quarter of 2015 compared with income of $3.3 million in the third quarter of 2014. Included in the third quarter of 2015 and 2014 were foreign exchange gains of $2.1 million and $2.5 million, respectively.

Income before income taxes for the three months ended September 30, 2015 was $7.3 million compared with income of $77.6 million for the three months ended September 30, 2014. The current period principally reflects reduced operating profit in the Technology segment, cost reduction charges of $17.4 million and $9.1 million of higher pension expense. The provision for income taxes was $14.9 million in the current quarter compared with $26.4 million in the year-ago period.

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

For the three months ended September 30, 2015, the company reported a net loss attributable to Unisys Corporation common shareholders of $9.6 million, or $.19 per diluted share, compared with net income attributable to Unisys Corporation common shareholders of $47.8 million, or $.95 per diluted share, for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Revenue for the nine months ended September 30, 2015 was $2,225.2 million compared with $2,450.6 million for the nine months ended September 30, 2014, a decrease of 9%. Foreign currency fluctuations had an 8 percentage point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 7% and Technology revenue decreased 24% for the nine months ended September 30, 2015 compared with the year-ago period. U.S. revenue increased 9% in the current period compared with the year-ago period. International revenue decreased 22% in the current period when compared with the prior year period. Foreign currency had a 13 percentage point negative impact on international revenue in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

Total gross profit margin was 17.2% in the nine months ended September 30, 2015 compared with 21.8% in the nine months ended September 30, 2014. The decline was principally due to lower margins in both the Technology and Services segments, cost reduction charges of $21.4 million and higher pension expense of $20.8 million.

Selling, general and administrative expense in the nine months ended September 30, 2015 was $389.6 million (17.5% of revenue) compared with $410.1 million (16.7% of revenue) in the year-ago period. The current year period includes cost reduction charges of $36.1 million. The decrease principally reflects savings due to cost reduction actions, as well as foreign currency exchange rate changes.

Research and development (R&D) expenses for the nine months ended September 30, 2015 were $63.2 million compared with $50.5 million in the prior-year period. The increase principally reflects the cost reduction charges of $12.5 million.

For the nine months ended September 30, 2015, the company reported an operating loss of $70.9 million compared with an operating profit of $72.5 million in the prior-year period. The current year loss principally reflects lower operating income in the Services segment, cost reduction charges of $70.0 million and $26.0 million of higher pension expense.

For the nine months ended September 30, 2015, pension expense was $81.5 million compared with pension expense of $55.5 million for the nine months ended September 30, 2014.

Interest expense for the nine months ended September 30, 2015 was $8.3 million compared with $6.6 million for the nine months ended September 30, 2014.

Other income (expense), net was income of $8.0 million for the nine months ended September 30, 2015 compared with a loss of $9.0 million in 2014. The current period includes foreign exchange gains of $8.4 million compared with foreign exchange losses of $10.6 million in the prior-year period.

The loss before income taxes for the nine months ended September 30, 2015 was $71.2 million compared with income of $56.9 million for the nine months ended September 30, 2014. The current period loss principally reflects cost reduction charges of $70.0 million as well as higher pension expense. The provision for income taxes was $33.3 million in the current period compared with $62.3 million in the year-ago period.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2015 and 2014 was $1.6 million and zero, respectively. The amount for the nine months ended September 30, 2015 and 2014 was $9.1 million and $.4 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended September 30, 2015 compared with the three months ended September 30, 2014

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended Sept. 30, 2015
Customer revenue	$739.2		$656.0	$83.2
Intersegment		$(11.9)	—	11.9

Total revenue	$739.2	$(11.9)	$656.0	$95.1

Gross profit percent	19.0%		17.3%	55.0%

Operating profit (loss) percent	1.2%		4.8%	20.7%

Three Months Ended Sept. 30, 2014
Customer revenue	$882.5		$711.9	$170.6
Intersegment		$(9.0)	—	9.0

Total revenue	$882.5	$(9.0)	$711.9	$179.6

Gross profit percent	26.6%		18.8%	61.3%

Operating profit (loss) percent	8.7%		5.1%	31.1%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended Sept. 30		Percent Change
	2015	2014
Services
Cloud & infrastructure services	$380.0	$439.2	(13.5)%
Application services	220.7	207.2	6.5%
Business processing outsourcing services	55.3	65.5	(15.6)%

	656.0	711.9	(7.9)%
Technology	83.2	170.6	(51.2)%

	$739.2	$882.5	(16.2)%

In the Services segment, customer revenue was $656.0 million for the three months ended September 30, 2015, down 7.9% from the three months ended September 30, 2014. Foreign currency translation had a 9 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from cloud & infrastructure services was $380.0 million in the September 2015 quarter down 13.5% compared with the September 2014 quarter. Foreign currency fluctuations had an 8-percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue increased 6.5% for the three month period ended September 30, 2015 compared with the three month period ended September 30, 2014. New contract wins at the company’s U.S. Federal business were a major contributor to the increase. Foreign currency fluctuations had a 10-percentage-point negative impact on application services revenue in the current period compared with the year-ago period.

Business processing outsourcing services revenue decreased 15.6% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 10-percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 17.3% in the third quarter of 2015 compared with 18.8% in the year-ago period. Services operating income percent was 4.8% in the three months ended September 30, 2015 compared with 5.1% in the three months ended September 30, 2014. The gross profit margin was impacted by start-up costs on new multi-year engagements, as well as lower project work in existing services accounts.

In the Technology segment, customer revenue decreased 51.2% to $83.2 million in the current quarter compared with $170.6 million in the year-ago period. Foreign currency translation had a 5 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period. The decline in revenue was due to lower sales of the company’s proprietary enterprise software and servers in the current quarter principally reflecting lower software license renewal opportunities than the company experienced in the prior year period.

Technology gross profit was 55.0% in the current quarter compared with 61.3% in the year-ago quarter. Technology operating income percent was 20.7% in the three months ended September 30, 2015 compared with 31.1% in the three months ended September 30, 2014. The decrease in gross profit and operating profit percentage principally reflects reduces sales of the company’s proprietary enterprise software and servers in the current quarter.

Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Nine Months Ended Sept. 30, 2015
Customer revenue	$2,225.5		$1,956.5	$268.7
Intersegment		$(40.6)	.1	40.5

Total revenue	$2,225.5	$(40.6)	$1,956.6	$309.2

Gross profit percent	17.2%		15.7%	49.0%

Operating profit percent	(3.2)%		1.9%	14.2%

Nine Months Ended Sept. 30, 2014
Customer revenue	$2,450.6		$2,097.0	$353.6
Intersegment		$(22.9)	.3	22.6

Total revenue	$2,450.6	$(22.9)	$2,097.3	$376.2

Gross profit percent	21.8%		17.2%	53.3%

Operating profit percent	3.0%		3.5%	12.4%

Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Nine Months Ended Sept. 30		Percent Change
	2015	2014
Services
Cloud & infrastructure services	$1,146.1	$1,289.4	(11.1)%
Application services	640.6	608.5	5.3%
Business processing outsourcing services	169.8	199.1	(14.7)%

	1,956.5	2,097.0	(6.7)%
Technology	268.7	353.6	(24.0)%

	$2,225.2	$2,450.6	(9.2)%

In the Services segment, customer revenue was $1,956.5 million for the nine months ended September 30, 2015, down 6.7% from the nine months ended September 30, 2014. Foreign currency translation had an 8 percentage-point negative impact on Services revenue in the current period compared with the year-ago period.

Revenue from cloud & infrastructure services was $1,146.1 million for the nine months ended September 2015, down 11.1% compared with the year-ago period. Foreign currency fluctuations had an 8-percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue increased 5.3% for the nine month period ended September 30, 2015 compared with the nine month period ended September 30, 2014. New contract wins at the company’s U.S. Federal business were a major contributor to the increase. Foreign currency fluctuations had a 9-percentage-point negative impact on application services revenue in the current period compared with the year-ago period.

Business processing outsourcing services revenue decreased 14.7% in the current period compared with the prior-year period. Foreign currency fluctuations had a 9-percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 15.7% in the nine months ended September 30, 2015 compared with 17.2% in the year-ago period. Services operating income percent was 1.9% in the nine months ended September 30, 2015 compared with 3.5% in the nine months ended September 30, 2014. Both gross profit and operating profit margins were impacted by start-up costs on new multi-year engagements, as well as lower project work in existing services accounts.

In the Technology segment, customer revenue decreased 24.0% to $268.7 million in the current period compared with $353.6 million in the year-ago period. Foreign currency translation had a 7 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period. The decline in revenue was due to lower sales of the company’s proprietary enterprise software and servers in the current year period principally reflecting lower software license renewal opportunities than the company experienced in the prior year period.

Technology gross profit was 49.0% in the current period compared with 53.3% in the year-ago period. Technology operating income percent was 14.2% in the nine months ended September 30, 2015 compared with 12.4% in the nine months ended September 30, 2014. The decrease in gross profit percentage principally reflects reduces sales of the company’s proprietary enterprise software and servers in the current period.

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

Cash and cash equivalents at September 30, 2015 were $293.1 million compared with $494.3 million at December 31, 2014.

As of September 30, 2015, $233.5 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.

During the nine months ended September 30, 2015, cash used for operations was $108.5 million compared with cash provided of $15.9 million for the nine months ended September 30, 2014. Contributing to the increase in cash usage was a higher net loss, lower receivable collections due to lower revenue and $37.6 million used for cost reduction efforts in the current period. Partially offsetting the increased cash usage was lower cash contributions to the company’s defined benefit pension plans. During the nine months ended September 30, 2015, the company contributed cash of $115.6 million to such plans compared with $161.3 million during the nine months ended September 30, 2014.

Cash used for investing activities during the nine months ended September 30, 2015 was $141.5 million compared with cash usage of $129.1 million during the nine months ended September 30, 2014. Net proceeds of investments were $19.8 million for the nine months ended September 30, 2015 compared with net proceeds of $16.0 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $46.8 million compared with $56.1 million in the year-ago period, capital additions of properties were $40.2 million in 2015 compared with $41.9 million in 2014 and capital additions of outsourcing assets were $80.4 million in 2015 compared with $45.9 million in 2014. The higher capital expenditures largely reflected increased investments in new outsourcing agreements.

Cash provided by financing activities during the nine months ended September 30, 2015 was $89.0 million compared with cash usage of $30.6 million during the nine months ended September 30, 2014. During the current period, the company had net proceeds of short-term borrowings of $55.0 million under the company’s revolving credit agreement (1.9% interest rate at September 30, 2015) and proceeds from the issuance of long-term debt of $31.8 million. Included in the prior year period was cash usage of $29.3 million for purchases of common stock and $4.0 million for dividends paid on preferred stock.

At September 30, 2015, total debt was $310.3 million compared with $224.0 million at December 31, 2014. On April 1, 2015, the company entered into a secured borrowing whereby it received $31.8 million of cash secured by an account receivable.

The company has a secured revolving credit facility, expiring in June 2018, which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At September 30, 2015, the company had $55.0 million of borrowings and $11.4 million of letters of credit outstanding under the facility. At September 30, 2015, availability under the facility was $83.6 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At September 30, 2015, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2015, the company expects to make cash contributions of approximately $151 million to its worldwide defined benefit pension plans, which is comprised of $59 million for the company’s U.S. qualified defined benefit pension plan and $92 million primarily for non-U.S. defined benefit pension plans.

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

Future results will also depend on the company’s ability to maintain and grow its technology business. The company continues to invest in developing new high-end enterprise server products, cybersecurity software, cloud-based products and other offerings to meet client needs, including the Forward! by Unisys line of fabric servers and the Unisys Stealth family of cybersecurity software. Future results will depend on the company’s ability to effectively market and sell these new products while maintaining its installed base and developing next-generation ClearPath Forward products.

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

The company has significant pension obligations and may be required to make additional significant cash contributions to its defined benefit pension plans. The company has unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2014, the company made cash contributions of $183.4 million to its worldwide defined benefit pension plans. Based on current legislation, recent interest rates and expected returns, in 2015 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $151 million, which is comprised of approximately $59 million for the company’s U.S. qualified defined benefit pension plan and approximately $92 million primarily for non-U.S. defined benefit pension plans.

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

A significant portion of the company’s revenue is derived from operations outside of the United States, and the company is subject to the risks of doing business internationally. A significant portion of the company’s total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, currency restrictions and devaluations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the Foreign Corrupt Practices Act and non-U.S. laws and regulations.

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

UNISYS CORPORATION

Date: October 23, 2015	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ William M. Reinheimer
William M. Reinheimer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Bylaws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document