Form 10-K
period 2015-12-31
UNISYS CORP
filed 2016-02-29
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $994.4 million.

The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2015. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.

Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2016: 49,946,161

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Unisys Corporation’s annual report to stockholders for the year ended December 31, 2015 are incorporated by reference into Part I, Part II and Part IV hereof.

Portions of Unisys Corporation’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART I

ITEM 1.	BUSINESS

General

Unisys Corporation is a global information technology (“IT”) company. We work with many of the world’s largest companies and government organizations to solve their most pressing IT and business challenges. We specialize in providing integrated, leading-edge solutions to clients in the government, financial services and commercial markets. Our offerings include cloud and infrastructure services, application services, security solutions and high-end server technology. We have more than 20,000 employees serving clients around the world.

We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 15, “Segment information,” of the notes to our consolidated financial statements appearing in our annual report to stockholders for the year ended December 31, 2015 (the “Unisys 2015 Annual Report to Stockholders”), and such information is incorporated herein by reference.

Principal Products and Services

In our Services segment, we provide services to help our clients improve their competitiveness, security and cost efficiency. Our services include cloud and infrastructure services, application services and business process outsourcing services.

•

In cloud and infrastructure services, we help clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and more cost-effectively manage and secure their IT infrastructure and operations.

•

In application services, we help clients transform their business processes by providing advanced solutions for select industries, developing and managing new leading-edge applications and modernizing existing enterprise applications.

•	In business process outsourcing services, we assume management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

In our Technology segment, we design and develop software, servers and related products to help clients reduce costs, improve security and flexibility, and improve the efficiency of their data center environments. As a pioneer in large-scale computing, Unisys offers deep experience and rich technological capabilities in transaction-intensive, mission-critical environments. We provide a range of data center, infrastructure management and cloud computing offerings to help clients virtualize and automate their data-center environments. Product offerings include enterprise-class servers, such as the ClearPath Forward™ family of fabric servers, the Unisys Stealth™ family of security software, and operating system software and middleware.

The primary vertical markets Unisys serves worldwide are government (comprising the U.S. federal government and other public sector organizations globally), commercial and financial services.

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

Patents, Trademarks and Licenses

Unisys owns over 920 active U.S. patents and over 80 active patents granted in eleven non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, computing systems, relational database management, information storage, device/circuit manufacture and design, imaging, data compression and document recognition/handling. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

Unisys also maintains 25 U.S. trademark and service mark registrations, and over 710 additional trademark and service mark registrations in over 100 non-U.S. jurisdictions. These marks are valuable assets used on or in connection with our products and services, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality

Our revenue is affected by such factors as the introduction of new products and services, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.

Customers

No single client accounts for more than 10% of our revenue. Sales of commercial products and services to various agencies of the U.S. government represented approximately 19% of total consolidated revenue in 2015. For more information on the risks associated with contracting with governmental entities, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2015 Annual Report to Stockholders which is incorporated herein by reference.

Backlog

In the Services segment, firm order backlog at December 31, 2015 was $4.3 billion, compared to $4.8 billion at December 31, 2014. Approximately $1.8 billion (42%) of 2015 backlog is expected to be filled in 2016. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.

Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.

Competition

Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our sales and marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2015 Annual Report to Stockholders which is incorporated herein by reference.

Research and Development

Unisys-sponsored research and development costs were $76.4 million in 2015, $68.8 million in 2014, and $69.5 million in 2013.

Environmental Matters

Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2016 and 2017.

Employees

At December 31, 2015, we employed approximately 23,000 employees serving clients around the world.

International and Domestic Operations

Financial information by geographic area is set forth in Note 15, “Segment information”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2015 Annual Report to Stockholders, and such information is incorporated herein by reference. For more information on the risks of doing business internationally, see “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2015 Annual Report to Stockholders which is incorporated herein by reference.

Available Information

Our Investor web site is located at www.unisys.com/investor. Through our web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). We also make available on our web site our Guidelines on Significant Corporate Governance Issues, the charters of the Audit and Finance Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our web site to be part of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the executive officers of Unisys as of February 15, 2016 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	56	President and Chief Executive Officer

Tarek El-Sadany	52	Senior Vice President, Technology, and Chief Technology Officer

Janet Brutschea Haugen	57	Senior Vice President and Chief Financial Officer

Eric Hutto	51	Senior Vice President and President, Enterprise Solutions

Neil Gissler	50	Senior Vice President, Services and Delivery

Gerald P. Kenney	64	Senior Vice President, General Counsel and Secretary

David A. Loeser	61	Senior Vice President, Worldwide Human Resources

Venkatapathi R. Puvvada	55	Senior Vice President; President, Federal Systems

Jeffrey E. Renzi	55	Senior Vice President and President, Global Sales

Scott A. Battersby	57	Vice President and Treasurer

Michael M. Thomson	47	Vice President and Corporate Controller

There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.

Mr. Altabef has been President and Chief Executive Officer and a member of the Board of Directors since January 2015. Prior to joining Unisys, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through September 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef also serves on the Board of Advisors of Merit Energy Company, LLC, and the Advisory Board of Petrus Trust Company, L.T.A. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an officer since January 2015.

Mr. El-Sadany has been Senior Vice President, Technology, and Chief Information Officer since June 2015. Prior to joining Unisys, Mr. El-Sadany was Chief Operating Officer of Remedy Informatics, a provider of healthcare and life sciences predictive informatics solutions (2012-2014). Prior to Remedy, he served as Chairman and Chief Executive Officer of Egypt National Post and Chief Executive Officer of the Technology Innovation and Entrepreneurship Center of Egypt (2008-2012). Other positions held by Mr. El-Sadany include Senior Vice President of Development and Head of Operations at Iris Financial Solutions (2006-2008), Vice President of Global Product Support Services at Oracle Corporation (2003-2005), and Founder, Chief Executive Officer and Chief Technology Officer of DatAcme Corporation (2001-2003). Mr. El-Sadany has been an officer since June 2015.

Ms. Haugen has been Senior Vice President and Chief Financial Officer since 2000. Prior to that time, she served as Vice President and Controller and Acting Chief Financial Officer (1999-2000) and Vice President and Controller (1996-1999). Ms. Haugen has been an officer since 1996.

Mr. Hutto has been Senior Vice President and President, Enterprise Solutions since September 2015, after joining Unisys in April 2015 as Vice President and General Manager, U.S. and Canada, Enterprise Solutions. Prior to joining Unisys, Mr. Hutto held senior leadership positions with Dell Services (a unit of Dell Inc.) (2006-2015), serving most recently as Global Vice President/General Manager, Infrastructure, Cloud and Consulting and Vice President/General Manager, Americas. Mr. Hutto has been an officer since September 2015.

Mr. Gissler has been Senior Vice President, Services since April 2015. Prior to joining Unisys, Mr. Gissler was with Accenture since 1987, serving most recently as the Global Technology Consulting lead (2013-2014) and as Managing Director, Technology Growth Platform, North America (2009-2012). Mr. Gissler has been an officer since April 2015. Mr. Gissler will be leaving Unisys effective March 31, 2016.

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

Mr. Puvvada has been Senior Vice President and President, Federal Systems since February 2015. Mr. Puvvada had been serving as acting President of Federal Systems since 2014. Prior to that time, he served as group Vice President for Unisys federal civilian agency business since 2010. From 2005 to 2010, he was Managing Partner and Chief Technology Officer for Unisys Federal Systems. Previously, Mr. Puvvada held various management positions since joining Unisys in 1992. Mr. Puvvada has been an officer since February 2015.

Mr. Renzi has been Senior Vice President and President, Global Sales since 2014. Prior to joining Unisys, Mr. Renzi was Senior Vice President, Sales & Marketing, at Arise Virtual Solutions (2012-2013). From 2009 to 2012, Mr. Renzi held key sales and service management roles at Dell Corporation. From 2003 to 2009, Mr. Renzi served as Executive Vice President, Global Sales and Marketing, Alliances & Procurement, at Perot Systems. Prior to Perot Systems, he held a variety of sales leadership and individual sales contributor roles at Electronic Data Systems from 1989 to 2003. Mr. Renzi has been an officer since 2014.

Mr. Battersby has been Vice President and Treasurer since 2000. Prior to that time, he served as Vice President of Corporate Strategy and Development (1998-2000) and Vice President and Assistant Treasurer (1996-1998). Mr. Battersby has been an officer since 2000.

Mr. Thomson was elected Vice President and Corporate Controller in December 2015 after starting with Unisys in November 2015. Prior to joining Unisys, Mr. Thomson served as Controller of Towers Watson from 2010 until October 2015, and he previously held the same position at Towers Perrin from December 2007 until the consummation of the 2010 merger between Watson Wyatt and Towers Perrin. He also served as principal accounting officer of Towers Watson from 2012 until October 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then

Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an officer since December 2015.

ITEM 1A.	RISK FACTORS

Discussion of risk factors is set forth under the heading “Factors that may affect future results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2015 Annual Report to Stockholders and is incorporated herein by reference.

CAUTIONARY STATEMENT PURSUANT TO THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Risks and uncertainties that could cause our future results to differ materially from those expressed in our “forward-looking” statements include:

•	our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;

•	our ability to improve margins in our services business;

•	our ability to sell new products while maintaining our installed base in our technology business;

•	our ability to access financing markets to refinance our outstanding debt;

•	our ability to realize anticipated cost savings and to successfully implement our cost reduction initiatives to drive efficiencies across all of our operations;

•	our significant pension obligations and requirements to make significant cash contributions to our defined benefit pension plans;

•	our ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	our ability to retain significant clients;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	cybersecurity breaches could result in significant costs and could harm our business and reputation;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	the adverse effects of global economic conditions, acts of war, terrorism or natural disasters;

•	contracts with U.S. governmental agencies may subject us to audits, criminal penalties, sanctions and other expenses and fines;

•	the potential for intellectual property infringement claims to be asserted against us or our clients;

•	the possibility that pending litigation could affect our results of operations or cash flow; and

•	the business and financial risk in implementing future dispositions or acquisitions.

Other factors discussed in this report, although not listed here, also could materially affect our future results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2015, we had nine major facilities in the United States with an aggregate floor space of approximately 1.4 million square feet, located primarily in Minnesota, Pennsylvania, Virginia, Utah, California and Texas. We owned one of these facilities, with aggregate floor space of approximately 0.3 million square feet; eight of these facilities, with approximately 1.1 million square feet of floor space, were leased to us. Approximately 1.1 million square feet of the U.S. facilities were in current operation and approximately 0.3 million square feet were subleased to others.

As of December 31, 2015, we had ten major facilities outside the United States with an aggregate floor space of approximately 1.1 million square feet, located primarily in the United Kingdom, India, Australia, Brazil, Hungary and New Zealand. We owned one of these facilities, with approximately 0.2 million square feet of floor space; nine of these facilities, with approximately 0.9 million square feet of floor space, were leased to us. Approximately 0.8 million square feet of the facilities outside the United States were in current operation and approximately 0.3 million square feet were subleased to others.

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

Information with respect to litigation is set forth in Note 14, “Litigation and contingencies”, of the Notes to Consolidated Financial Statements appearing in the Unisys 2015 Annual Report to Stockholders, and such information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth under the heading “Quarterly financial information” in the Unisys 2015 Annual Report to Stockholders and is incorporated herein by reference. At December 31, 2015, there were approximately 49.9 million shares outstanding and approximately 6,200 stockholders of record. Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

A summary of selected financial data is set forth under the heading “Five-year summary of selected financial data” in the Unisys 2015 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2015 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is set forth under the heading “Market risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Unisys 2015 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of Unisys, consisting of the consolidated balance sheets at December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, cash flows and deficit for each of the three years in the period ended December 31, 2015, appearing in the Unisys 2015 Annual Report to Stockholders, together with the report of KPMG LLP, independent registered public accountants, on the financial statements at December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, appearing in the Unisys 2015 Annual Report to Stockholders, is incorporated herein by reference. Supplementary financial data, consisting of information appearing under the heading “Quarterly financial information” in the Unisys 2015 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2015, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2015, based on the specified criteria.

KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2015, as stated in its report that appears in the Unisys 2015 Annual Report to Stockholders, and such report is incorporated herein by reference.

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

The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”):

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

The following documents are filed as part of this report:

1. Financial Statements from the Unisys 2015 Annual Report to Stockholders which are incorporated herein by reference:

Consolidated Balance Sheets at December 31, 2015 and December 31, 2014

Consolidated Statements of Income for each of the three years in the period ended December 31, 2015

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015

Consolidated Statements of Deficit for each of the three years in the period ended December 31, 2015

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

The financial statement schedule should be read in conjunction with the consolidated financial statements and notes thereto in the Unisys 2015 Annual Report to Stockholders. Financial statement schedules not included with this report have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits. Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index included in this report at pages 16 through 19. Management contracts and compensatory plans and arrangements are listed as Exhibits 10.1 through 10.27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ Peter A. Altabef
Peter A. Altabef
President and Chief Executive Officer

Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2016.

	/s/ Peter A. Altabef	*Denise K. Fletcher
	Peter A. Altabef	Denise K. Fletcher Director
Director, President and Chief Executive Officer
(principal executive officer)

/s/ Janet Brutschea Haugen
	Janet Brutschea Haugen	Philippe Germond Director
Senior Vice President and Chief Financial Officer
(principal financial officer)

	/s/ Michael M. Thomson	*Leslie F. Kenne
	Michael M. Thomson Vice President and Corporate Controller	Leslie F. Kenne Director
(principal accounting officer)

	*Jared L. Cohon	*Lee D. Roberts
	Jared L. Cohon	Lee D. Roberts
	Director	Director

	*Alison Davis	*Paul E. Weaver
	Alison Davis	Paul E. Weaver
	Director	Director

*Nathaniel A. Davis
Nathaniel A. Davis
Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Unisys Corporation:

Under date of February 29, 2016, we reported on the consolidated balance sheets of Unisys Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, deficit and cash flows for each of the years in the three year period ended December 31, 2015, as contained in the Annual Report to Stockholders for the year ended December 31, 2015 incorporated in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2016

UNISYS CORPORATION

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts and notes receivable):
Year Ended December 31, 2013	$28.8	$(0.6)	$0.1	$28.3
Year Ended December 31, 2014	$28.3	$2.7	$(0.9)	$30.1
Year Ended December 31, 2015	$30.1	$3.0	$(12.0)	$21.1

(1)	Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8–K filed on April 28, 2011)

3.3	By-Laws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Senior Indenture, dated as of June 1, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-181874))

4.3	First Supplemental Indenture, dated as of August 21, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), to the Senior Indenture, dated as of June 1, 2012, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2012)

10.1	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2	Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4	2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except at otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.8	Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9	Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

10.10	Form of Performance-Based Restricted Stock Unit Agreement

10.11	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.12	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.13	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.14	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.15	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.16	Form of Executive Employment Agreement for executive officers elected in or prior to 2010 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.17	Form of Executive Employment Agreement for executive officers elected after 2010 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.18	Form of letter agreement by and between Unisys Corporation and each of its executive officers who report directly to the Chief Executive Officer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.19	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.20	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.21	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.22	Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016

10.24	Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.25	Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.26	Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.27	Agreement, dated December 22, 2008, between Unisys Corporation and J. Edward Coleman (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.28	Credit Agreement dated as of June 23, 2011 by and among Unisys Corporation as the Borrower, the other persons party thereto that are designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and Swingline Lender, and as Agent for all Lenders, and the other financial institutions party thereto, as Lenders

10.29	Amendment No. 1 dated as of November 21, 2013 to Credit Agreement dated as of June 23, 2011

10.30	Amendment No. 2 dated as of July 29, 2014 to Credit Agreement dated as of June 23, 2011

10.31	Amendment No. 3 dated as of September 25, 2014 to Credit Agreement dated as of June 23, 2011

10.32	Amendment No. 4 dated as of April 1, 2015 to Credit Agreement dated as of June 23, 2011

10.33	Amendment No. 5 dated as of June 30, 2015 to Credit Agreement dated as of June 23, 2011

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

13	Portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2015

21	Subsidiaries of the Company

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document