Form 10-Q
period 2016-03-31
UNISYS CORP
filed 2016-04-29
CIK 746838

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of Common Stock outstanding as of March 31, 2016: 50,057,575.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNISYS CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Millions)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$513.8	$365.2
Accounts and notes receivable, net	520.8	581.6
Inventories:
Parts and finished equipment	18.8	20.9
Work in process and materials	27.7	22.9
Prepaid expenses and other current assets	125.9	120.9

Total	1,207.0	1,111.5	*

Properties	891.1	876.6
Less-Accumulated depreciation and amortization	739.0	722.8

Properties, net	152.1	153.8

Outsourcing assets, net	190.1	182.0
Marketable software, net	136.5	138.5
Prepaid postretirement assets	57.4	45.1
Deferred income taxes	133.3	127.4	*
Goodwill	179.4	177.4
Other long-term assets	209.3	194.3	*

Total	$2,265.1	$2,130.0	*

Liabilities and deficit
Current liabilities
Notes payable	$65.7	$65.8
Current maturities of long-term-debt	11.1	11.0
Accounts payable	216.0	219.3
Deferred revenue	343.5	335.1
Other accrued liabilities	309.2	329.9	*

Total	945.5	961.1	*

Long-term debt	388.2	233.7	*
Long-term postretirement liabilities	2,070.4	2,111.3
Long-term deferred revenue	131.4	123.3
Other long-term liabilities	83.9	79.2	*
Commitments and contingencies

Deficit
Common stock, shares issued:
2016; 52.8, 2015; 52.6	.5	.5
Accumulated deficit	(1,885.6)	(1,845.7)
Treasury stock, shares at cost:
2016; 2.7, 2015; 2.7	(100.4)	(100.1)
Paid-in capital	4,508.2	4,500.9
Accumulated other comprehensive loss	(3,889.3)	(3,945.3)

Total Unisys stockholders’ deficit	(1,366.6)	(1,389.7)

Noncontrolling interests	12.3	11.1

Total deficit	(1,354.3)	(1,378.6)

Total	$2,265.1	$2,130.0	*

*	Certain amounts have been reclassified to conform to the current-year presentation. See note (k).

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Millions, except per share data)

	Three Months Ended March 31
	2016	2015
Revenue
Services	$595.1	$639.0
Technology	71.7	82.2

	666.8	721.2
Costs and expenses
Cost of revenue:
Services	533.7	564.3
Technology	34.6	39.9

	568.3	604.2
Selling, general and administrative	110.1	128.8
Research and development	16.0	18.2

	694.4	751.2

Operating loss	(27.6)	(30.0)

Interest expense	4.4	2.6
Other income (expense), net	(1.2)	4.9

Loss before income taxes	(33.2)	(27.7)

Provision for income taxes	5.5	13.3

Consolidated net loss	(38.7)	(41.0)
Net income attributable to noncontrolling interests	1.2	2.2

Net loss attributable to Unisys Corporation	$(39.9)	$(43.2)

Loss per share attributable to Unisys Corporation
Basic	$(.80)	$(.87)

Diluted	$(.80)	$(.87)

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Millions)

	Three Months Ended March 31
	2016	2015
Consolidated net loss	$(38.7)	$(41.0)

Other comprehensive income
Foreign currency translation	10.5	(44.7)
Postretirement adjustments, net of tax of $(2.7) in 2016 and $(14.0) in 2015	45.5	109.8

Total other comprehensive income	56.0	65.1

Comprehensive income	17.3	24.1
Less comprehensive income attributable to noncontrolling interests	(1.2)	(3.3)

Comprehensive income attributable to Unisys Corporation	$16.1	$20.8

See notes to consolidated financial statements.

UNISYS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Millions)

	Three Months Ended March 31
	2016	2015
Cash flows from operating activities
Consolidated net loss	$(38.7)	$(41.0)
Add (deduct) items to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency transaction losses	.1	—
Non-cash interest expense	.7	—
Employee stock compensation	3.2	4.4
Depreciation and amortization of properties	9.6	11.7
Depreciation and amortization of outsourcing assets	11.1	12.7
Amortization of marketable software	16.4	16.3
Other non-cash operating activities	.3	(.1)
Disposal of capital assets	.3	1.4
Pension contributions	(31.6)	(38.7)
Pension expense	20.3	27.9
Increase in deferred income taxes, net	(6.9)	(4.4)
Decrease in receivables, net	69.4	106.8
Increase in inventories	(1.9)	(15.1)
Decrease in accounts payable and other accrued liabilities	(35.2)	(106.4)
Increase (decrease) in other liabilities	3.4	(11.1)
Decrease (increase) in other assets	3.7	(7.7)

Net cash provided by (used for) operating activities	24.2	(43.3)

Cash flows from investing activities
Proceeds from investments	1,365.0	1,153.4
Purchases of investments	(1,367.8)	(1,126.7)
Investment in marketable software	(14.3)	(16.7)
Capital additions of properties	(6.6)	(13.9)
Capital additions of outsourcing assets	(15.1)	(26.7)
Other	(.6)	1.5

Net cash used for investing activities	(39.4)	(29.1)

Cash flows from financing activities
Proceeds from issuance of long-term debt	190.0	—
Payments for capped call transactions	(24.3)	—
Issuance costs relating to long-term debt	(6.2)	—
Payments of long-term debt	(.7)	(.3)
Proceeds from exercise of stock options	—	3.5

Net cash provided by financing activities	158.8	3.2

Effect of exchange rate changes on cash and cash equivalents	5.0	(23.1)

Increase (decrease) in cash and cash equivalents	148.6	(92.3)
Cash and cash equivalents, beginning of period	365.2	494.3

Cash and cash equivalents, end of period	$513.8	$402.0

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

The company’s accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

a. Earnings per Common Share. The following table shows how the loss per common share attributable to Unisys Corporation was computed for the three months ended March 31, 2016 and 2015 (dollars in millions, shares in thousands):

	Three Months Ended March 31,
	2016	2015
Basic Loss Per Common Share
Net loss attributable to Unisys Corporation	$(39.9)	$(43.2)

Weighted average shares	50,004	49,821

Total	$(.80)	$(.87)

Diluted Loss Per Share
Net loss attributable to Unisys Corporation	$(39.9)	$(43.2)

Weighted average shares	50,004	49,821

Total	$(.80)	$(.87)

In the three months ended March 31, 2016 and 2015, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,685 and 3,350, respectively. In the three months ended March 31, 2016, the following weighted-average number of common shares issuable upon conversion of the 5.50% Convertible Senior Notes due 2021 were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,636.

b. Cost Reduction Actions. In 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur pretax restructuring charges currently estimated at approximately $300 million through 2017.

During the twelve months ended December 31, 2015, the company recognized charges of $118.5 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $78.8 million and were comprised of: (a) a charge of $27.9 million for 700 employees in the U.S. and (b) a charge of $50.9 million for 782 employees outside the U.S. In addition, the company recorded charges of $39.7 million, related to asset impairments ($20.2 million) and other expenses related to the cost reduction effort ($19.5 million). The charges were recorded in the following statement of income classifications: cost of revenue – services, $52.3 million; cost of revenue – technology, $.3 million; selling, general and administrative expenses, $53.5 million; and research and development expenses, $12.4 million.

During the three months ended March 31, 2016, the company recognized charges of $26.9 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $4.2 million for 175 employees in the U.S. and (b) a charge of $17.9 million for 337 employees outside the U.S. In addition, the company recorded charges of $4.8 million, for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $11.5 million; selling, general and administrative expenses, $13.3 million; and research and development expenses, $2.1 million. There were no charges recognized in connection with this plan during the three months ended March 31, 2015.

A breakdown of the individual components of the work-force reduction costs follows (in millions of dollars):

	Total	U.S.	Int’l.
Charges for work-force reductions	$78.8	$27.9	$50.9
Utilized	(45.3)	(23.7)	(21.6)
Translation adjustments	(.5)	—	(.5)

Balance at Dec. 31, 2015	33.0	4.2	28.8
Additional provisions	23.0	4.5	18.5
Utilized	(12.0)	(3.1)	(8.9)
Changes in estimates and revisions	(.9)	(.3)	(.6)
Translation adjustments	1.8	—	1.8

Balance at March 31, 2016	$44.9	$5.3	$39.6

Expected future utilization:
2016 remaining nine months	$43.2	$5.3	$37.9
Beyond 2016	1.7	—	1.7

c. Pension and Postretirement Benefits. Net periodic pension expense for the three months ended March 31, 2016 and 2015 is presented below (in millions of dollars):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$1.8	$—	$1.8	$2.2	$—	$2.2
Interest cost	80.5	57.6	22.9	79.9	56.1	23.8
Expected return on plan assets	(99.4)	(63.4)	(36.0)	(102.7)	(63.7)	(39.0)
Amortization of prior service (benefit) cost	(1.4)	(.6)	(.8)	(1.1)	(.6)	(.5)
Recognized net actuarial loss	38.8	28.7	10.1	49.6	33.7	15.9

Net periodic pension expense	$20.3	$22.3	$(2.0)	$27.9	$25.5	$2.4

In 2016, the company expects to make cash contributions of approximately $141.8 million to its worldwide defined benefit pension plans, which are comprised of $85.6 million primarily for non-U.S. defined benefit pension plans and $56.2 million for the company’s U.S. qualified defined benefit pension plan. In 2015, the company made cash contributions of $148.3 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2016 and 2015, $31.6 million and $38.7 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three months ended March 31, 2016 and 2015 is presented below (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Service cost	$.1	$.1
Interest cost	1.6	1.7
Expected return on assets	(.1)	(.1)
Recognized net actuarial loss	.3	.7
Amortization of prior service cost	—	.3

Net periodic postretirement benefit expense	$1.9	$2.7

The company expects to make cash contributions of approximately $15 million to its postretirement benefit plan in 2016 compared with $15.9 million in 2015. For the three months ended March 31, 2016 and 2015, $2.5 million and $3.5 million, respectively, of cash contributions have been made.

d. Fair Value Measurements. Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2016 and 2015, the notional amount of these contracts was $406.3 million and $350.9 million, respectively. At March 31, 2016 and 2015, the fair value of such contracts was a net gain of $1.1 million and $4.2 million, respectively, of which $2.0 million and $4.7 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $.9 million and $.5 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet at both March 31, 2016 and 2015. For the three months ended March 31, 2016 and 2015, changes in the fair value of these instruments were a net gain of $2.7 million and $25.6 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At March 31, 2016 and December 31, 2015, the carrying amount of long-term debt was less than the fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $5 million and $3 million, respectively.

e. Stock Options. Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2016, 1.2 million shares of unissued common stock of the company were available for granting under these plans.

The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Three Months Ended March 31,
	2016	2015
Weighted-average fair value of grant	$4.53	$9.12
Risk-free interest rate	1.29%	1.28%
Expected volatility	51.30%	45.46%
Expected life of options in years	4.90	4.92
Expected dividend yield	—	—

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

During the three months ended March 31, 2016 and 2015, the company recorded $3.2 million and $4.4 million of share-based compensation expense, respectively, which is comprised of $2.6 million and $1.8 million of restricted stock unit expense and $.6 million and $2.6 million of stock option expense, respectively.

A summary of stock option activity for the three months ended March 31, 2016 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2015	2,723	$27.88
Granted	11	10.85
Exercised	—	—
Forfeited and expired	(516)	38.36

Outstanding at March 31, 2016	2,218	25.36	3.08	$—

Expected to vest at March 31, 2016	684	25.55	4.52	—

Exercisable at March 31, 2016	1,498	25.32	2.37	—

The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2016 and 2015 was zero and $.6 million, respectively. As of March 31, 2016, $3.3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years.

A summary of restricted stock unit activity for the three months ended March 31, 2016 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	469	$23.57
Granted	1,156	10.06
Vested	(154)	20.17
Forfeited and expired	(3)	24.40

Outstanding at March 31, 2016	1,468	13.32

The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2016 and 2015 was $11.6 million and $8.8 million, respectively. As of March 31, 2016, there was $13.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The aggregate weighted-average grant-date fair value of restricted share units vested during the three months ended March 31, 2016 and 2015 was $3.1 million and $1.8 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2016 and 2015 was zero and $3.5 million, respectively. The company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units in light of its tax position. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2016 and 2015 was $.1 million and $1.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three-month periods ended March 31, 2016 and 2015 is presented below (in millions of dollars):

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2016
Customer revenue	$666.8		$595.1	$71.7
Intersegment		$(5.6)	—	5.6

Total revenue	$666.8	$(5.6)	$595.1	$77.3

Operating income (loss)	$(27.6)	$(45.6)	$4.0	$14.0

Three Months Ended March 31, 2015
Customer revenue	$721.2		$639.0	$82.2
Intersegment		$(6.7)	—	6.7

Total revenue	$721.2	$(6.7)	$639.0	$88.9

Operating income (loss)	$(30.0)	$(26.1)	$(8.5)	$4.6

Presented below is a reconciliation of total business segment operating loss to consolidated loss before income taxes (in millions of dollars):

	Three Months Ended March 31
	2016	2015
Total segment operating profit (loss)	$18.0	$(3.9)
Interest expense	(4.4)	(2.6)
Other income (expense), net	(1.2)	4.9
Cost reduction charges	(26.9)	—
Corporate and eliminations	(18.7)	(26.1)

Total loss before income taxes	$(33.2)	$(27.7)

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31
	2016	2015
Services
Cloud & infrastructure services	$335.8	$378.5
Application services	210.6	202.4
Business processing outsourcing services	48.7	58.1

	595.1	639.0
Technology	71.7	82.2

Total	$666.8	$721.2

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below (in millions of dollars):

	Three Months Ended March 31
	2016	2015
United States	$330.9	$342.0
United Kingdom	82.0	87.9
Other foreign	253.9	291.3

Total	$666.8	$721.2

g. Accumulated Other Comprehensive Income. Accumulated other comprehensive loss as of December 31, 2015 and March 31, 2016 is as follows (in millions of dollars):

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2015	$(3,945.3)	$(833.8)	$(3,111.5)

Other comprehensive income before reclassifications	20.2	12.7	7.5

Amounts reclassified from accumulated other comprehensive income	35.8	—	35.8

Current period other comprehensive income	56.0	12.7	43.3

Balance at March 31, 2016	$(3,889.3)	$(821.1)	$(3,068.2)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 were as follows (in millions of dollars):

	Three Months Ended March 31
	2016	2015
Amortization of prior service cost*	$(1.4)	$(.8)
Amortization of actuarial losses*	38.6	48.3

Total before tax	37.2	47.5
Income tax benefit	(1.4)	(2.3)

Net of tax	$35.8	$45.2

*	These items are included in net periodic postretirement cost (see note (c)).

Noncontrolling interests as of December 31, 2015 and March 31, 2016 is as follows (in millions of dollars):

Noncontrolling Interests
Balance at December 31, 2015	$11.1
Net income	1.2
Translation adjustments	(2.2)
Postretirement plans	2.2

Balance at March 31, 2016	$12.3

h. Supplemental Cash Flow Information. Cash paid, net of refunds, during the three months ended March 31, 2016 and 2015 for income taxes was $10.9 million and $26.3 million, respectively.

Cash paid during the three months ended March 31, 2016 and 2015 for interest was $7.1 million and $6.7 million, respectively.

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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2016, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $108 million.

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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2016, it has adequate provisions for any such matters.

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

k. Accounting Standards. Effective January 1, 2016, the company adopted new guidance issued by the Financial Accounting Standards Board (FASB) on the presentation of debt issuance costs. The new guidance requires that debt issuance costs shall be reported in the balance sheet as a direct deduction from the face amount of that debt. Previously the company reported these costs in “Other long-term assets” in the company’s balance sheet. At December 31, 2015, the amount reclassified was $1.8 million. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB.

Effective January 1, 2016, the company adopted new guidance issued by the FASB that simplifies the measurement of inventory. The new guidance states that an entity should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimate of estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. When evidence exists that the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in the period in which it occurs. That loss may be required, for example, due to damage, physical deterioration, obsolescence, changes in price levels, or other causes. Adoption of this new guidance had no impact on the company’s consolidated results of operations and financial position.

Effective January 1, 2016, the company adopted new guidance issued by the FASB that simplifies the balance sheet classification of deferred income taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance also requires companies to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. Previous guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance. At December 31, 2015, the reclassification resulted in a reduction of current deferred income tax assets of $24.1 million, a decrease in other current assets of $.1 million, an increase in noncurrent deferred income tax assets of $12.9 million, a decrease in other long-term assets of $.1 million, a decrease in current other accrued liabilities of $9.4 million and a decrease in other long-term liabilities of $2.0 million.

On March 30, 2016, the FASB issued new guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for annual reporting periods beginning after December 15, 2016, which for the company is January 1, 2017. Earlier adoption is permitted. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated results of operations and financial position.

In February 2016, the FASB issued a new lease accounting standard entitled “Leases.” The new standard is intended to improve financial reporting about leasing transactions. The new rule will require organizations that lease assets, referred to as lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods beginning after December 15, 2018, which for the company is January 1, 2019. Earlier adoption is permitted. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated results of operations and financial position.

In 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard, and its various amendments, is effective for annual reporting periods beginning after December 15, 2017, which for the company is January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, which for the company in January 1, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The company is currently assessing when and which method it will choose for adoption, and is evaluating the impact of the adoption on its consolidated results of operations and financial position.

l. Debt. On March 15, 2016, the company issued $190 million aggregate principal amount of Convertible Senior Notes due 2021 (the notes). The notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. The notes are not redeemable prior to maturity and are convertible into shares of the company’s common stock. The conversion rate for the notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the notes (or a total amount of 19,460,731 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election.

In connection with the issuance of the notes, the company also paid $24.3 million to enter into privately negotiated capped call transactions with the initial purchasers and/or affiliates of the initial purchasers. The capped call transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the company’s common stock that will initially underlie the notes. The capped call transactions are expected to reduce potential dilution to the company’s common stock and/or offset potential cash payments the company is required to make in excess of the principal amount upon any conversion of the notes.

In accordance with Accounting Standards Codification 470-20, a convertible debt instrument that may be settled entirely or partially in cash is required to be separated into a liability and equity component, such that interest expense reflects the issuer’s non-convertible debt interest rate. Upon issuance, (i) a debt discount of $30.0 million was recognized as a decrease in debt and an increase in additional-paid in capital and (ii) the cost of the capped call transactions of $24.3 million was recognized as a decrease in cash and a decrease in additional paid-in capital. The debt component will accrete up to the principal amount and will be recognized as non-cash interest expense over the expected term of the notes.

On April 13, 2016, the company issued an additional $23.5 million of the notes pursuant to an over-allotment option exercised by the initial purchasers to buy additional notes. In connection with the issuance of the additional notes, the company also paid $3.0 million to enter into privately negotiated capped call transactions with the initial purchasers and/or affiliates of the initial purchasers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. In this discussion and analysis of the company’s financial condition and results of operations, the company has included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed under “Factors that may affect future results” and “Cautionary Statement Pursuant to the U.S. Private Securities Litigation Reform Act of 1995” in Part I, Item 1A of the company’s 2015 Form 10-K. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

Overview

In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur pretax restructuring charges currently estimated at approximately $300 million through 2017. During 2015, the company recognized pretax charges of $118.5 million in connection with this plan, principally related to a reduction in employees.

During the first quarter of 2016, the company continued to implement this plan and incurred an additional $26.9 million of cost reduction charges. The charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $4.2 million for 175 employees in the U.S. and (b) a charge of $17.9 million for 337 employees outside the U.S. In addition, the company recorded charges of $4.8 million for other expenses related to the cost reduction effort.

The charges during the first quarter of 2016 were recorded in the following statement of income classifications: cost of revenue – services, $11.5 million; selling, general and administrative expenses, $13.3 million; and research and development expenses, $2.1 million.

The company’s results of operations in the three months ended March 31, 2016 were impacted by the charges referred to above as well as the negative impact of foreign currency fluctuations. For the three months ended March 31, 2016, the company reported a net loss attributable to Unisys Corporation of $39.9 million, or a loss of $.80 per diluted share, compared with a net loss of $43.2 million, or a loss of $.87 per diluted share for the three months ended March 31, 2015. The current period includes after tax cost reduction charges (discussed above) of $24.7 million, or $.49 per diluted share.

Results of operations

Company results

Revenue for the quarter ended March 31, 2016 was $666.8 million compared with $721.2 million for the first quarter of 2015, a decrease of 8% from the prior year. Foreign currency fluctuations had a 5 percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 7% and Technology revenue decreased 13% in the current quarter compared with the year-ago period. U.S. revenue decreased 3% in the first quarter compared with the year-ago period. International revenue decreased 11% in the current quarter due to declines in Europe and Latin America, which was partially offset by a slight increase in Asia/Pacific. Foreign currency had a 9 percentage-point negative impact on international revenue in the three months ended March 31, 2016 compared with the three months ended March 31, 2015.

Total gross profit margin was 14.8% in the three months ended March 31, 2016 compared with 16.2% in the three months ended March 31, 2015. The decline was due to higher cost reduction charges of $11.5 million offset by lower pension expense of $5.4 million.

Selling, general and administrative expense in the three months ended March 31, 2016 was $110.1 million (16.5% of revenue) compared with $128.8 million (17.9% of revenue) in the year-ago period. Despite higher cost reduction charges of $13.3 million offset in part by lower pension expense of $1.3 million, selling, general and administrative expenses declined in the first quarter of 2016 from the first quarter of 2015 principally reflecting savings due to cost reduction actions.

Research and development (R&D) expenses in the first quarter of 2016 were $16.0 million compared with $18.2 million in the first quarter of 2015.

For the first quarter of 2016, the company reported an operating loss of $27.6 million compared with an operating loss of $30.0 million in the first quarter of 2015. The current quarter loss principally reflects higher cost reduction charges of $26.9 million as well as lower pension expense of $7.6 million.

For the three months ended March 31, 2016, pension expense was $20.3 million compared with pension expense of $27.9 million for the three months ended March 31, 2015. For the full year 2016, the company expects to recognize pension expense of approximately $81.5 million compared with $108.7 million for the full year of 2015. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.

Interest expense for the three months ended March 31, 2016 was $4.4 million compared with $2.6 million for the three months ended March 31, 2015. The increase was principally caused by the issuance of the notes referred to below.

Other income (expense), net was an expense of $1.2 million in the first quarter of 2016 compared with income of $4.9 million in 2015. Included in the first quarter of 2016 and 2015 were foreign exchange (losses) gains of $(.4) million and $3.4 million, respectively.

The loss before income taxes for the three months ended March 31, 2016 was $33.2 million compared with a loss of $27.7 million for the three months ended March 31, 2015. The current quarter loss principally reflects higher cost reduction charges of $26.9 million as well as lower pension expense of $7.6 million.

The provision for income taxes was $5.5 million in the current quarter compared with $13.3 million in the year-ago period. As discussed in Note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.

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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2016 and 2015 was $.1 million and $1.5 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below (in millions of dollars):

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2016
Customer revenue	$666.8		$595.1	$71.7
Intersegment		$(5.6)	—	5.6

Total revenue	$666.8	$(5.6)	$595.1	$77.3

Gross profit percent	14.8%		14.2%	48.6%

Operating profit (loss) percent	(4.1)%		.7%	18.1%

Three Months Ended March 31, 2015
Customer revenue	$721.2		$639.0	$82.2
Intersegment		$(6.7)	—	6.7

Total revenue	$721.2	$(6.7)	$639.0	$88.9

Gross profit percent	16.2%		14.1%	49.6%

Operating profit (loss) percent	(4.2)%		(1.3)%	5.2%

Gross profit percent and operating income (loss) percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below (in millions of dollars):

	Three Months Ended March 31		Percent Change
	2016	2015
Services
Cloud & infrastructure services	$335.8	$378.5	(11.3)%
Application services	210.6	202.4	4.1%
Business processing outsourcing services	48.7	58.1	(16.2)%

	595.1	639.0	(6.9)%
Technology	71.7	82.2	(12.8)%

Total	$666.8	$721.2	(7.5)%

In the Services segment, customer revenue was $595.1 million for the three months ended March 31, 2016, down 6.9% from the three months ended March 31, 2015. Foreign currency translation had a 5 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from cloud & infrastructure services was $335.8 million in the March 2016 quarter down 11.3% compared with the March 2015 quarter. Foreign currency translation had a 5 percentage-point negative impact on cloud & infrastructure services revenue in the current quarter compared with the year-ago period. Also contributing to the decline was lower contract volumes on some accounts in the U.S.

Application services revenue increased 4.1% for the three month period ended March 31, 2016 compared with the three month period ended March 31, 2015. Foreign currency translation had a 6 percentage-point negative impact on application services revenue in the current quarter compared with the year-ago period. The company’s U.S. Federal business was a major contributor to the increase year over year.

Business processing outsourcing services revenue decreased 16.2% in the current quarter compared with the prior-year quarter. Foreign currency translation had a 6 percentage-point negative impact on business processing outsourcing services revenue in the current quarter compared with the year-ago period.

Services gross profit was 14.2% in the first quarter of 2016 compared with 14.1% in the year-ago period. Services operating income (loss) percent was .7% in the three months ended March 31, 2016 compared with (1.3)% in the three months ended March 31, 2015.

In the Technology segment, customer revenue decreased 12.8% to $71.7 million in the current quarter compared with $82.2 million in the year-ago period, due to lower sales of the company’s proprietary enterprise software and servers in the current quarter. Foreign currency translation had a 3 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.

Technology gross profit was 48.6% in the current quarter compared with 49.6% in the year-ago quarter. Technology operating income percent was 18.1% in the three months ended March 31, 2016 compared with 5.2% in the three months ended March 31, 2015. The increase in operating income percent reflects the benefits of the cost reduction actions on selling, general and administrative expenses in the current quarter.

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

Cash and cash equivalents at March 31, 2016 were $513.8 million compared with $365.2 million at December 31, 2015. The increase was due to the proceeds received from the sale of $190 million of 5.50% Convertible Senior Notes due 2021 (the notes). See Note (l) of the Notes to Consolidated Financial Statements.

As of March 31, 2016, $278.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.

During the three months ended March 31, 2016, cash provided by operations was $24.2 million compared with cash used for operations of $43.3 million for the three months ended March 31, 2015. Cash provided by operations during the first quarter of 2016 was negatively impacted by an $18.0 million increase in cash used for cost reduction actions. Cash provided by operations during the first quarter of 2016 was positively impacted by a decrease in cash contributions to the company’s defined benefit pension plans. During the first quarter of 2016, the company contributed cash of $31.6 million to such plans compared with $38.7 million during the first quarter of 2015.

Cash used for investing activities for the three months ended March 31, 2016 was $39.4 million compared with cash usage of $29.1 million during the three months ended March 31, 2015. Net purchases of investments were $2.8 million for the three months ended March 31, 2016 compared with net proceeds of $26.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $14.3 million compared with $16.7 million in the year-ago period, capital additions of properties were $6.6 million in 2016 compared with $13.9 million in 2015 and capital additions of outsourcing assets were $15.1 million in 2016 compared with $26.7 million in 2015. In the prior-year period, capital expenditures were higher than the current-year period largely reflecting increased investments in new outsourcing agreements during that period.

Cash provided by financing activities during the three months ended March 31, 2016 was $158.8 million compared with cash provided of $3.2 million during the three months ended March 31, 2015. During the three months ended March 31, 2016, the company issued $190.0 million of notes and received net proceeds of $159.5 million. See Note (l) of the Notes to Consolidated Financial Statements.

At March 31, 2016, total debt was $465.0 million compared with $310.5 million at December 31, 2015. The increase was principally caused by the issuance of the notes referred to above.

The company has a secured revolving credit facility, expiring in June 2018, which provides for loans and letters of credit up to an aggregate amount of $150 million (with a limit on letters of credit of $100 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At March 31, 2016, the company had $65.0 million of borrowings (4.25% interest rate at March 31, 2016) and $11.3 million of letters of credit outstanding under the facility. At March 31, 2016, availability under the facility was $57.7 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.

At March 31, 2016, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2016, the company expects to make cash contributions of approximately $141.8 million to its worldwide defined benefit pension plans, which is comprised of $85.6 million primarily for non-U.S. defined benefit pension plans and $56.2 million for the company’s U.S. qualified defined benefit pension plan.

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

There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

There have been no significant changes to the “Factors that may affect future results” in Management’s Discussion and Analysis of Financial Condition and Results of Operations which is included in the company’s Annual Report on Form 10-K for the year ended December 31, 2015.

CAUTIONARY STATEMENT PURSUANT TO THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Risks and uncertainties that could cause the company’s future results to differ materially from those expressed in “forward-looking” statements include:

•	the company’s ability to effectively anticipate and respond to volatility and rapid technological innovation in its industry;

•	the company’s ability to improve margins in its services business;

•	the company’s ability to sell new products while maintaining its installed base in its technology business;

•	the company’s ability to access financing markets to refinance its outstanding debt;

•	the company’s ability to realize anticipated cost savings and to successfully implement its cost reduction initiatives to drive efficiencies across all of its operations;

•	the company’s significant pension obligations and requirements to make significant cash contributions to its defined benefit pension plans;

•	the company’s ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	the risks of doing business internationally when a significant portion of the company’s revenue is derived from international operations;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	the company’s ability to retain significant clients;

•	the company’s contracts may not be as profitable as expected or provide the expected level of revenues;

•	cybersecurity breaches could result in significant costs and could harm the company’s business and reputation;

•	a significant disruption in the company’s IT systems could adversely affect the company’s business and reputation;

•	the company may face damage to its reputation or legal liability if its clients are not satisfied with the company’s services or products;

•	the performance and capabilities of third parties with whom the company has commercial relationships;

•	the adverse effects of global economic conditions, acts of war, terrorism or natural disasters;

•	contracts with U.S. governmental agencies may subject the company to audits, criminal penalties, sanctions and other expenses and fines;

•	the potential for intellectual property infringement claims to be asserted against the company or its clients;

•	the possibility that pending litigation could affect the company’s results of operations or cash flow; and

•	the business and financial risk in implementing future dispositions or acquisitions.

Other factors discussed in this report, although not listed here, also could materially affect the company’s future results.

Item 6.	Exhibits

(a)	Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: April 29, 2016	By:	/s/ Janet Brutschea Haugen
Janet Brutschea Haugen
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michael M. Thomson
Michael M. Thomson
Vice President and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Bylaws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

10.1	Unisys Corporation 2016 Long-Term Incentive and Equity Compensation Plan

10.2	Form of Performance Cash Award Agreement

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document