Form 10-Q
period 2016-06-30
UNISYS CORP
filed 2016-07-29
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of June 30, 2016: 50,081,829.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$463.6	$365.2
Accounts and notes receivable, net	561.1	581.6
Inventories:
Parts and finished equipment	18.2	20.9
Work in process and materials	20.9	22.9
Prepaid expenses and other current assets	130.4	120.9	*
Total	1,194.2	1,111.5	*
Properties	888.9	876.6
Less-Accumulated depreciation and amortization	743.5	722.8
Properties, net	145.4	153.8
Outsourcing assets, net	185.4	182.0
Marketable software, net	136.3	138.5
Prepaid postretirement assets	68.4	45.1
Deferred income taxes	130.5	127.4	*
Goodwill	179.7	177.4
Other long-term assets	201.7	194.3	*
Total	$2,241.6	$2,130.0	*
Liabilities and deficit
Current liabilities
Notes payable	$—	$65.8
Current maturities of long-term-debt	11.1	11.0
Accounts payable	187.2	219.3
Deferred revenue	333.2	335.1
Other accrued liabilities	352.4	329.9	*
Total	883.9	961.1	*
Long-term debt	408.8	233.7	*
Long-term postretirement liabilities	1,999.3	2,111.3
Long-term deferred revenue	139.8	123.3
Other long-term liabilities	83.4	79.2	*
Commitments and contingencies
Deficit
Common stock, shares issued:
2016; 52.8, 2015; 52.6	0.5	0.5
Accumulated deficit	(1,864.0)	(1,845.7)
Treasury stock, shares at cost:
2016; 2.7, 2015; 2.7	(100.4)	(100.1)
Paid-in capital	4,510.9	4,500.9
Accumulated other comprehensive loss	(3,836.0)	(3,945.3)
Total Unisys stockholders’ deficit	(1,289.0)	(1,389.7)
Noncontrolling interests	15.4	11.1
Total deficit	(1,273.6)	(1,378.6)
Total	$2,241.6	$2,130.0	*

*	Certain amounts have been reclassified to conform to the current-year presentation. See note (k).
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Services	$613.8	$661.5	$1,208.9	$1,300.5
Technology	135.1	103.3	206.8	185.5
	748.9	764.8	1,415.7	1,486.0
Costs and expenses
Cost of revenue:
Services	529.1	585.7	1,062.8	1,150.0
Technology	41.5	54.8	76.1	94.7
	570.6	640.5	1,138.9	1,244.7
Selling, general and administrative	115.7	145.4	225.8	274.2
Research and development	13.1	28.4	29.1	46.6
	699.4	814.3	1,393.8	1,565.5
Operating income (loss)	49.5	(49.5)	21.9	(79.5)
Interest expense	7.8	2.7	12.2	5.3
Other income (expense), net	2.6	1.4	1.4	6.3
Income (loss) before income taxes	44.3	(50.8)	11.1	(78.5)
Provision for income taxes	18.8	5.1	24.3	18.4
Consolidated net income (loss)	25.5	(55.9)	(13.2)	(96.9)
Net income attributable to noncontrolling interests	3.9	2.3	5.1	4.5
Net income (loss) attributable to Unisys Corporation	$21.6	$(58.2)	$(18.3)	$(101.4)
Income (loss) per share attributable to Unisys Corporation
Basic	$0.43	$(1.17)	$(0.37)	$(2.03)
Diluted	$0.36	$(1.17)	$(0.37)	$(2.03)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$25.5	$(55.9)	$(13.2)	$(96.9)
Other comprehensive income
Foreign currency translation	(48.9)	30.2	(38.4)	(14.5)
Postretirement adjustments, net of tax of $11.9 and $14.6 in 2016 and $(8.1) and $5.9 in 2015	101.4	(11.0)	146.9	98.8
Total other comprehensive income	52.5	19.2	108.5	84.3
Comprehensive income	78.0	(36.7)	95.3	(12.6)
Less comprehensive income attributable to noncontrolling interests	(3.1)	(4.7)	(4.3)	(8.0)
Comprehensive income attributable to Unisys Corporation	$74.9	$(41.4)	$91.0	$(20.6)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Consolidated net loss	$(13.2)	$(96.9)
Add (deduct) items to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency transaction losses	0.4	0.6
Non-cash interest expense	2.8	—
Employee stock compensation	5.3	6.2
Depreciation and amortization of properties	19.3	22.7
Depreciation and amortization of outsourcing assets	25.7	26.1
Amortization of marketable software	32.4	32.9
Other non-cash operating activities	1.0	2.9
Loss on disposal of capital assets	1.6	5.0
Pension contributions	(64.1)	(75.7)
Pension expense	41.8	54.3
Increase in deferred income taxes, net	(9.7)	(7.2)
Decrease in receivables, net	24.9	62.3
Decrease (increase) in inventories	5.8	(10.1)
Decrease in accounts payable and other accrued liabilities	(36.0)	(84.1)
Increase (decrease) in other liabilities	12.3	(14.3)
Decrease in other assets	8.5	10.9
Net cash provided by (used for) operating activities	58.8	(64.4)
Cash flows from investing activities
Proceeds from investments	2,236.8	2,203.1
Purchases of investments	(2,238.0)	(2,174.4)
Investment in marketable software	(30.2)	(33.4)
Capital additions of properties	(11.0)	(24.7)
Capital additions of outsourcing assets	(28.8)	(52.7)
Other	(0.7)	(1.7)
Net cash used for investing activities	(71.9)	(83.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	213.5	31.8
Payments for capped call transactions	(27.3)	—
Issuance costs relating to long-term debt	(7.3)	—
Payments of long-term debt	(1.3)	(0.6)
Proceeds from exercise of stock options	—	3.7
Payments of short-term borrowings	(65.8)	—
Net cash provided by financing activities	111.8	34.9
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(16.2)
Increase (decrease) in cash and cash equivalents	98.4	(129.5)
Cash and cash equivalents, beginning of period	365.2	494.3
Cash and cash equivalents, end of period	$463.6	$364.8
See notes to consolidated financial statements.

Unisys Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)
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
a. Earnings Per Share.
The following table shows how the Net income (loss) per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2016 and 2015 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings (Loss) Per Share
Net income (loss) attributable to Unisys Corporation	$21.6	$(58.2)	$(18.3)	$(101.4)
Weighted average shares	50,069	49,927	50,036	49,874
Total	$0.43	$(1.17)	$(0.37)	$(2.03)
Diluted Earnings (Loss) Per Share
Net income (loss) attributable to Unisys Corporation	$21.6	$(58.2)	$(18.3)	$(101.4)
Add interest expense on convertible notes, net of tax of zero	4.5	—	—	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$26.1	$(58.2)	$(18.3)	$(101.4)
Weighted average shares	50,069	49,927	50,036	49,874
Plus incremental shares from assumed conversions:
Employee stock plans	167	—	—	—
Convertible notes	21,550	—	—	—
Adjusted weighted average shares	71,786	49,927	50,036	49,874
Total	$0.36	$(1.17)	$(0.37)	$(2.03)

In the six months ended June 30, 2016 and 2015, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,684 and 3,358, respectively. In the six months ended June 30, 2016, the following weighted-average number of common shares issuable upon conversion of the 5.50% Convertible Senior Notes due 2021 were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 12,593.

b. Cost Reduction Actions.

In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur pretax restructuring charges currently estimated at approximately $300 million through 2017.
During the twelve months ended December 31, 2015, the company recognized charges of $118.5 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $78.8 million and were comprised of: (a) a charge of $27.9 million for 700 employees in the U.S. and (b) a charge of $50.9 million for 782 employees outside the U.S. In addition, the company recorded charges of $39.7 million, related to asset impairments ($20.2 million) and other expenses related to the cost reduction effort ($19.5 million). The charges were recorded in the following statement of income classifications: cost of revenue – services, $52.3 million; cost of revenue – technology, $0.3 million; selling, general and administrative expenses, $53.5 million; and research and development expenses, $12.4 million.
During the three months ended June 30, 2016, the company recognized charges of $10.2 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $6.5 million, principally related to severance costs, and were comprised of: (a) a charge of $1.2 million for 69 employees in the U.S. and (b) a charge of $5.3 million for 262 employees outside the U.S. In addition, the company recorded charges of $3.7 million, for other expenses related to the cost reduction effort. The net charges were recorded in the following statement of income classifications: cost of revenue – services, $5.1 million; selling, general and administrative expenses, $5.5 million; and research and development expenses, $(0.4) million.
During the six months ended June 30, 2016, the company recognized charges of $37.1 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $28.6 million, principally related to severance costs, and were comprised of: (a) a charge of $5.4 million for 244 employees in the U.S. and (b) a charge of $23.2 million for 599 employees outside the U.S. In addition, the company recorded charges of $8.5 million, for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $16.6 million; selling, general and administrative expenses, $18.8 million; and research and development expenses, $1.7 million.
During the three and six months ended June 30, 2015, the company recognized charges of $52.6 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $42.5 million, principally related to severance costs, and were comprised of: (a) a charge of $25.4 million for 530 employees in the U.S. and (b) a charge of $17.1 million for 413 employees outside the U.S. In addition, the company recorded charges of $10.1 million related to asset impairments of $3.5 million and other expenses of $6.6 million related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $13.3 million; cost of revenue - technology, $0.1 million; selling, general and administrative expenses, $27.5 million; and research and development expenses, $11.7 million.

A breakdown of the individual components of the work-force reduction costs follows:

	Total	U.S.	Int’l.
Charges for work-force reductions	$78.8	$27.9	$50.9
Utilized	(45.3)	(23.7)	(21.6)
Translation adjustments	(0.5)	—	(0.5)
Balance at December 31, 2015	33.0	4.2	28.8
Additional provisions	32.2	6.0	26.2
Utilized	(30.2)	(5.7)	(24.5)
Changes in estimates and revisions	(3.6)	(0.6)	(3.0)
Translation adjustments	1.1	—	1.1
Balance at June 30, 2016	$32.5	$3.9	$28.6
Expected future utilization:
2016 remaining six months	$29.7	$3.9	$25.8
Beyond 2016	$2.8	$—	$2.8
c. Pension and Postretirement Benefits.
Net periodic pension expense for the three and six months ended June 30, 2016 and 2015 is presented below:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$2.1	$—	$2.1	$2.1	$—	$2.1
Interest cost	81.4	58.1	23.3	79.0	55.9	23.1
Expected return on plan assets	(100.0)	(63.2)	(36.8)	(102.2)	(63.7)	(38.5)
Amortization of prior service (benefit) cost	(1.4)	(0.7)	(0.7)	(1.1)	(0.6)	(0.5)
Recognized net actuarial loss	39.4	29.3	10.1	48.6	32.7	15.9
Net periodic pension expense	$21.5	$23.5	$(2.0)	$26.4	$24.3	$2.1

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$3.9	$—	$3.9	$4.3	$—	$4.3
Interest cost	161.9	115.7	46.2	158.9	112.0	46.9
Expected return on plan assets	(199.4)	(126.6)	(72.8)	(204.9)	(127.4)	(77.5)
Amortization of prior service (benefit) cost	(2.8)	(1.3)	(1.5)	(2.2)	(1.2)	(1.0)
Recognized net actuarial loss	78.2	58.0	20.2	98.2	66.4	31.8
Net periodic pension expense	$41.8	$45.8	$(4.0)	$54.3	$49.8	$4.5
In 2016, the company expects that it will make cash contributions of approximately $136.1 million to its worldwide defined benefit pension plans, which are comprised of $53.8 million for the company's U.S. qualified defined benefit pension plan and $82.3 million primarily for the company's non-U.S. defined benefit pension plans. In 2015, the company made cash contributions of $148.3 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2016 and 2015, $64.1 million and $75.7 million, respectively, of cash contributions have been made.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2016 and 2015 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	1.6	1.7	3.2	3.4
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial loss	0.3	0.7	0.6	1.4
Amortization of prior service cost	—	0.3	—	0.6
Net periodic postretirement benefit expense	$1.9	$2.8	$3.8	$5.5
The company expects to make cash contributions of approximately $15.0 million to its postretirement benefit plan in 2016 compared with $15.9 million in 2015. For the six months ended June 30, 2016 and 2015, $5.4 million and $6.9 million, respectively, of cash contributions have been made.
d. Fair Value Measurements.
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2016 and 2015, the notional amount of these contracts was $473.8 million and $408.4 million, respectively. At June 30, 2016 and 2015, the fair value of such contracts was a net loss of $17.3 million and a net gain of $0.6 million, respectively, of which $1.9 million and $1.3 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $19.2 million and $0.7 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the six months ended June 30, 2016 and 2015, changes in the fair value of these instruments was a loss of $14.1 million and a gain of $22.8 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. At June 30, 2016 and December 31, 2015, the carrying amount of long-term debt was less than fair value, which is based on market prices (Level 2 inputs), of such debt by approximately $4 million and $3 million, respectively.
e. Stock Options.
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2016, 3.6 million shares of unissued common stock of the company were available for granting under these plans.
The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Six Months Ended June 30,
	2016	2015
Weighted-average fair value of grant	$4.53	$9.07
Risk-free interest rate	1.29%	1.28%
Expected volatility	51.30%	45.46%
Expected life of options in years	4.90	4.92
Expected dividend yield	—	—

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
During the six months ended June 30, 2016 and 2015, the company recorded $5.3 million and $6.2 million of share-based compensation expense, respectively, which is comprised of $4.3 million and $2.9 million of restricted stock unit expense and $1.0 million and $3.3 million of stock option expense, respectively.
A summary of stock option activity for the six months ended June 30, 2016 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,723	$27.88
Granted	11	10.85
Exercised	—	—
Forfeited and expired	(570)	37.00
Outstanding at June 30, 2016	2,164	25.40	2.77	$—
Expected to vest at June 30, 2016	631	25.89	4.22	—
Exercisable at June 30, 2016	1,508	25.23	2.13	—
The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2016 and 2015 was zero and $0.6 million, respectively. As of June 30, 2016, $2.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.5 years.
A summary of restricted stock unit activity for the six months ended June 30, 2016 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	469	$23.57
Granted	1,275	9.85
Vested	(182)	18.90
Forfeited and expired	(42)	19.94
Outstanding at June 30, 2016	1,520	$12.76
The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2016 and 2015 was $12.5 million and $10.0 million, respectively. As of June 30, 2016, there was $12.4 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2016 and 2015 was $3.4 million and $1.9 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2016 and 2015 was zero and $3.7 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2016 and 2015 was $0.4 million and $6.0 million, respectively. The amount for the six months ended June 30, 2016 and 2015 was $0.5 million and $7.5 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2016 and 2015 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2016
Customer revenue	$748.9		$613.8	$135.1
Intersegment		$(5.9)	—	5.9
Total revenue	$748.9	$(5.9)	$613.8	$141.0
Operating income (loss)	$49.5	$(30.8)	$12.7	$67.6
Three Months Ended June 30, 2015
Customer revenue	$764.8		$661.5	$103.3
Intersegment		$(22.0)	0.1	21.9
Total revenue	$764.8	$(22.0)	$661.6	$125.2
Operating income (loss)	$(49.5)	$(83.3)	$14.3	$19.5

	Total	Corporate	Services	Technology
Six Months Ended June 30, 2016
Customer revenue	$1,415.7		$1,208.9	$206.8
Intersegment		$(11.5)	—	11.5
Total revenue	$1,415.7	$(11.5)	$1,208.9	$218.3
Operating income (loss)	$21.9	$(76.5)	$16.7	$81.7
Six Months Ended June 30, 2015
Customer revenue	$1,486.0		$1,300.5	$185.5
Intersegment		$(28.7)	0.1	28.6
Total revenue	$1,486.0	$(28.7)	$1,300.6	$214.1
Operating income (loss)	$(79.5)	$(109.4)	$5.8	$24.1

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total segment operating income	$80.3	$33.8	$98.4	$29.9
Interest expense	(7.8)	(2.7)	(12.2)	(5.3)
Other income (expense), net	2.6	1.4	1.4	6.3
Cost reduction charges	(10.2)	(52.6)	(37.1)	(52.6)
Corporate and eliminations	(20.6)	(30.7)	(39.4)	(56.8)
Total income (loss) before income taxes	$44.3	$(50.8)	$11.1	$(78.5)
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Services
Cloud & infrastructure services	$340.0	$387.7	$675.9	$766.1
Application services	220.4	217.5	431.0	419.9
Business processing outsourcing services	53.4	56.3	102.0	114.5
	613.8	661.5	1,208.9	1,300.5
Technology	135.1	103.3	206.8	185.5
Total	$748.9	$764.8	$1,415.7	$1,486.0
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$348.4	$383.9	$679.3	$725.9
United Kingdom	109.3	83.6	191.3	171.5
Other foreign	291.2	297.3	545.1	588.6
Total	$748.9	$764.8	$1,415.7	$1,486.0

g. Accumulated Other Comprehensive Income.
Accumulated other comprehensive loss as of December 31, 2015 and June 30, 2016 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2015	$(3,945.3)	$(833.8)	$(3,111.5)
Other comprehensive income before reclassifications	37.0	(29.5)	66.5
Amounts reclassified from accumulated other comprehensive income	72.3	—	72.3
Current period other comprehensive income	109.3	(29.5)	138.8
Balance at June 30, 2016	$(3,836.0)	$(863.3)	$(2,972.7)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of prior service cost*	$(1.4)	$(0.7)	$(2.8)	$(1.5)
Amortization of actuarial losses*	39.4	47.0	78.0	95.3
Total before tax	38.0	46.3	75.2	93.8
Income tax benefit	(1.5)	(0.7)	(2.9)	(3.0)
Net of tax	$36.5	$45.6	$72.3	$90.8

*	These items are included in net periodic postretirement cost (see note (c)).
Noncontrolling interests as of December 31, 2015 and June 30, 2016 are as follows:

Noncontrolling Interests
Balance at December 31, 2015	$11.1
Net income	5.1
Translation adjustments	(8.9)
Postretirement plans	8.1

Balance at June 30, 2016	$15.4
h. Supplemental Cash Flow Information.
Cash paid, net of refunds, during the six months ended June 30, 2016 and 2015 for income taxes was $24.5 million and $43.6 million, respectively.
Cash paid during the six months ended June 30, 2016 and 2015 for interest was $7.2 million and $6.9 million, respectively.

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
In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately €28 million. Unisys Belgium filed its defense and counterclaim in April 2008, in the amount of approximately €18.5 million. The company believes it has valid defenses to the claims and contends that the Belgian State’s termination of the contract was unjustified.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2016, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $122 million.
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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2016, it has adequate provisions for any such matters.
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
Effective January 1, 2016, the company adopted new guidance issued by the FASB that simplifies the balance sheet classification of deferred income taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new guidance also requires companies to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. Previous guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance. At December 31, 2015, the reclassification resulted in a reduction of current deferred income tax assets of $24.1 million, a decrease in other current assets of $0.1 million, an increase in noncurrent deferred income tax assets of $12.9 million, a decrease in other long-term assets of $0.1 million, a decrease in current other accrued liabilities of $9.4 million and a decrease in other long-term liabilities of $2.0 million.

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
l. Debt.
On March 15, 2016, the company issued $190 million aggregate principal amount of Convertible Senior Notes due 2021 (the notes). On April 13, 2016, the company issued an additional $23.5 million of the notes pursuant to an over-allotment option exercised by the initial purchasers to buy additional notes, for a total of $213.5 million of notes issued. The notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% (or 9.5% effective interest rate) per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. The notes are not redeemable prior to maturity and are convertible into shares of the company’s common stock. The conversion rate for the notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the notes (or a total amount of 21,867,716 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election.
In connection with the issuances of the notes, the company also paid $27.3 million to enter into privately negotiated capped call transactions with the initial purchasers and/or affiliates of the initial purchasers. The capped call transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the company’s common stock that will initially underlie the notes. The capped call transactions are expected to reduce potential dilution to the company’s common stock and/or offset potential cash payments the company is required to make in excess of the principal amount upon any conversion of the notes.
In accordance with Accounting Standards Codification 470-20, a convertible debt instrument that may be settled entirely or partially in cash is required to be separated into a liability and equity component, such that interest expense reflects the issuer’s non-convertible debt interest rate. Upon issuance, (i) a debt discount of $33.6 million was recognized as a decrease in debt and an increase in additional-paid in capital and (ii) the cost of the capped call transactions of $27.3 million was recognized as a decrease in cash and a decrease in additional paid-in capital. The debt component will accrete up to the principal amount and will be recognized as non-cash interest expense over the expected term of the notes. For the three and six months ended June 30, 2016, $4.5 million and $5.2 million was recorded as interest expense which includes the contractual interest coupon, amortization of the debt discount, and amortization of the debt issuance costs.

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
Overview
In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur pretax restructuring charges currently estimated at approximately $300 million through 2017. During 2015, the company recognized pretax charges of $118.5 million in connection with this plan, principally related to a reduction in employees. During 2016, the company continued to implement this plan and incurred an additional $37.1 million of cost reduction charges.
The company’s results of operations in the six months ended June 30, 2016 were positively impacted by the higher Technology revenue mix offset by the cost-reduction charges as well as the negative impact of foreign currency fluctuations. For the six months ended June 30, 2016, the company reported a net loss attributable to Unisys Corporation of $18.3 million, or a loss of $0.37 per diluted share, compared with a net loss of $101.4 million or a loss of $2.03 per diluted share for the six months ended June 30, 2015. The current period includes after tax cost reduction charges (discussed below) of $35.0 million, or $0.56 per diluted share and the prior-year period includes after tax cost reduction charges of $48.6 million, or $0.97 per diluted share.
Results of operations
Company results
Three months ended June 30, 2016 compared with the three months ended June 30, 2015
During the three months ended June 30, 2016, the company recognized charges of $10.2 million in connection with its cost-reduction plan, principally related to a reduction in employees. The charges related to work-force reductions were $6.5 million, principally related to severance costs, and were comprised of: (a) a charge of $1.2 million for 69 employees in the U.S. and (b) a charge of $5.3 million for 262 employees outside the U.S. In addition, the company recorded charges of $3.7 million for other expenses related to the cost reduction effort. The net charges were recorded in the following statement of income classifications: cost of revenue - services, $5.1 million; selling, general and administrative expenses, $5.5 million; and research and development expenses, $0.4 million benefit.
During the three months ended June 30, 2015, the company recognized charges of $52.6 million in connection with this plan, principally related to a reduction in employees. The charges related to workforce reductions were $42.5 million, principally related to severance costs, and were comprised of: (a) charges of $25.4 million for 530 employees in the U.S. and (b) charges of $17.1 million for 413 employees outside the U.S. In addition, the company recorded charges of $10.1 million related to asset impairments ($3.5 million) and other expenses related to the cost reduction effort ($6.6 million). The charges were recorded in the following statement of income classifications: cost of revenue - services, $13.3 million; cost of revenue - technology, $0.1 million; selling, general and administrative expenses, $27.5 million; and research and development expenses, $11.7 million.
Revenue for the quarter ended June 30, 2016 was $748.9 million compared with $764.8 million for the second quarter of 2015, a decrease of 2% from the prior year. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 7% and Technology revenue increased 31% in the current quarter compared with the year-ago period. U.S. revenue decreased 9% in the second quarter compared with the year-ago period. International revenue increased 5% in the current quarter due to increases in the Europe and Asia Pacific regions. Foreign currency had a 3 percentage-point negative impact on international revenue in the three months ended June 30, 2016 compared with the three months ended June 30, 2015.
Total gross profit margin was 23.8% in the three months ended June 30, 2016 compared with 16.3% in the three months ended June 30, 2015. Cost reduction charges of $5.1 million were recorded in the three months ended June 30, 2016 compared with $13.4 million in the three months ended June 30, 2015. Exclusive of these charges and lower pension expense of $3.7 million, the increase was primarily due to a higher Technology revenue mix and the benefits derived from the cost reduction actions.
Selling, general and administrative expense in the three months ended June 30, 2016 was $115.7 million (15.4% of revenue) compared with $145.4 million (19.0% of revenue) in the year-ago period. Cost reduction charges of $5.5 million were recorded in the three months ended June 30, 2016 compared with $27.5 million in the three months ended June 30, 2015. Exclusive of these charges and lower pension expense of $0.5 million, the decline was due to the benefits derived from the cost reduction actions.
Research and development (R&D) expenses in the second quarter of 2016 were $13.1 million compared with $28.4 million in the second quarter of 2015. A cost reduction benefit of $0.4 million was recorded in the three months ended June 30, 2016 compared with an $11.7 million charge in the three months ended June 30, 2015. Exclusive of this cost reduction activity and lower pension expense of $0.7 million, the decline was due to the benefits derived from the cost reduction actions.
For the second quarter of 2016, the company reported operating income of $49.5 million compared with an operating loss of $49.5 million in the second quarter of 2015. The current year income principally reflects higher Technology revenue mix, the lower cost reduction charge, benefits of the cost reduction actions and lower pension expense.

For the three months ended June 30, 2016, pension expense was $21.5 million compared with pension expense of $26.4 million for the three months ended June 30, 2015. For the full year 2016, the company expects to recognize pension expense of approximately $84.5 million compared with $108.7 million for the full year of 2015. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of active employees are charged.
Interest expense for the three months ended June 30, 2016 was $7.8 million compared with $2.7 million for the three months ended June 30, 2015. The increase was principally caused by the issuance of convertible notes (see note (l) of the Notes to Consolidated Financial Statements).
Other income (expense), net was income of $2.6 million in the second quarter of 2016 compared with income of $1.4 million in 2015. Included in the second quarter of 2016 and 2015 were foreign exchange gains of $3.5 million and $2.9 million, respectively.
Income before income taxes for the three months ended June 30, 2016 was $44.3 million compared with a loss of $50.8 million for the three months ended June 30, 2015. The current year income principally reflects increased Technology revenue, the lower cost reduction charge, benefits of the cost reduction actions and lower pension expense.
The provision for income taxes was $18.8 million in the current quarter compared with $5.1 million in the year-ago period. As discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net income attributable to Unisys Corporation for the three months ended June 30, 2016 was $21.6 million, or income of $0.36 per diluted share, compared with net loss of $58.2 million, or loss of $1.17 per diluted share, for the three months ended June 30, 2015. The current year net income principally reflects higher Technology revenue mix, the lower cost reduction charge, benefits of the cost reduction actions and lower pension expense offset by the increase in the provision for income taxes.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015
During the six months ended June 30, 2016, the company recognized charges of $37.1 million in connection with its cost-reduction plan, principally related to a reduction in employees. The charges related to work-force reductions were $28.6 million, principally related to severance costs, and were comprised of: (a) a charge of $5.4 million for 244 employees in the U.S. and (b) a charge of $23.2 million for 599 employees outside the U.S. In addition, the company recorded charges of $8.5 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $16.6 million; selling, general and administrative expenses, $18.8 million; and research and development expenses, $1.7 million.
During the six months ended June 30, 2015, the company recognized charges of $52.6 million in connection with this plan, principally related to a reduction in employees. The charges related to workforce reductions were $42.5 million, principally related to severance costs, and were comprised of: (a) charges of $25.4 million for 530 employees in the U.S. and (b) charges of $17.1 million for 413 employees outside the U.S. In addition, the company recorded charges of $10.1 million related to asset impairments ($3.5 million) and other expenses related to the cost reduction effort ($6.6 million). The charges were recorded in the following statement of income classifications: cost of revenue - services, $13.3 million; cost of revenue - technology, $0.1 million; selling, general and administrative expenses, $27.5 million; and research and development expenses, $11.7 million.
Revenue for the six months ended June 30, 2016 was $1,415.7 million compared with $1,486.0 million for the six months ended June 30, 2015, a decline of 5%. Foreign currency fluctuations had a 3-percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 7% and Technology revenue increased 11% in the first half of 2016 compared with the year-ago period. U.S. revenue decreased 6% in the first half of 2016 compared with the year-ago period. International revenue decreased 3% in the current period due to declines in the Europe and Latin America regions partially offset by an increase in the Asia Pacific region. Foreign currency had a 6-percentage-point negative impact on international revenue in the six months ended June 30, 2016 compared with the six months ended June 30, 2015.
Total gross profit margin was 19.6% in the six months ended June 30, 2016 compared with 16.2% in the six months ended June 30, 2015. Exclusive of cost reduction charges and lower pension expense of $9.1 million, gross profit margin in the first half of 2016 improved over the first half of 2015 primarily due to higher Technology revenue mix.
Selling, general and administrative expense in the six months ended June 30, 2016 was $225.8 million (15.9% of revenue) compared with $274.2 million (18.5% of revenue) in the year-ago period. Cost reduction charges of $18.8 million were recorded in the six months ended June 30, 2016 compared with $27.5 million in the six months ended June 30, 2015. Exclusive of these charges and lower pension expense of $1.8 million, the decline was due to the benefits derived from the cost reduction actions.
Research and development (R&D) expenses in the first half of 2016 were $29.1 million compared with $46.6 million in the first half of 2015. Cost reduction charges of $1.7 million were recorded in the six months ended June 30, 2016 compared with $11.7 million in the six months ended June 30, 2015. Exclusive of these charges and lower pension expense of $1.6 million, the decline was due to the benefits derived from the cost reduction actions.
For the first half of 2016, the company reported operating income of $21.9 million compared with an operating loss of $79.5 million in the first half of 2015. The current year income increased primarily due to higher Technology revenue mix, the benefits derived from the cost reduction actions, lower pension expense and decreased cost reduction charges.
For the six months ended June 30, 2016, pension expense was $41.8 million compared with pension expense of $54.3 million for the six months ended June 30, 2015.
Interest expense for the six months ended June 30, 2016 was $12.2 million compared with $5.3 million for the six months ended June 30, 2015. The increase was principally caused by the issuance of convertible notes (see Note (l) of the Notes to Consolidated Financial Statements).
Other income (expense), net was income of $1.4 million in the first half of 2016 compared with income of $6.3 million in 2015. Included in the first half of 2016 and 2015 were foreign exchange gains of $3.0 million and $6.3 million, respectively.

Income before income taxes for the six months ended June 30, 2016 was $11.1 million compared with a loss of $78.5 million for the six months ended June 30, 2015. The current year income before income taxes increased primarily due to higher Technology revenue mix, the benefits derived from the cost reduction actions, lower pension expense and decreased cost reduction charges. The provision for income taxes was $24.3 million in the current period compared with $18.4 million in the year-ago period.
Net loss attributable to Unisys Corporation for the six months ended June 30, 2016 was $18.3 million, or loss of $0.37 per diluted share, compared with net loss of $101.4 million, or loss of $2.03 per diluted share, for the six months ended June 30, 2015. The current year reduced net loss principally reflects higher Technology revenue mix, the benefits derived from the cost reduction actions, lower pension expense and decreased cost reduction charges.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2016 and 2015 was $0.4 million and $6.0 million, respectively. The amount for the six months ended June 30, 2016 and 2015 was $0.5 million and $7.5 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2016 compared with the three months ended June 30, 2015

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2016
Customer revenue	$748.9		$613.8	$135.1
Intersegment		$(5.9)	—	5.9
Total revenue	$748.9	$(5.9)	$613.8	$141.0
Gross profit percent	23.8%		16.8%	66.9%
Operating profit percent	6.6%		2.1%	48.0%
Three Months Ended June 30, 2015
Customer revenue	$764.8		$661.5	$103.3
Intersegment		$(22.0)	0.1	21.9
Total revenue	$764.8	$(22.0)	$661.6	$125.2
Gross profit percent	16.3%		15.7%	43.9%
Operating profit (loss) percent	(6.5)%		2.2%	15.6%
Gross profit percent and operating income percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Percent Change
	2016	2015
Services
Cloud & infrastructure services	$340.0	$387.7	(12.3)%
Application services	220.4	217.5	1.3%
Business processing outsourcing services	53.4	56.3	(5.2)%
	613.8	661.5	(7.2)%
Technology	135.1	103.3	30.8%
Total	$748.9	$764.8	(2.1)%
In the Services segment, customer revenue was $613.8 million for the three months ended June 30, 2016, down 7.2% from the three months ended June 30, 2015. Foreign currency translation had a 1 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.
Revenue from cloud & infrastructure services was $340.0 million in the June 2016 quarter, down 12.3% compared with the June 2015 quarter. Foreign currency fluctuations had a 1 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue increased 1.3% for the three month period ended June 30, 2016 compared with the three month period ended June 30, 2015. New contract wins at the company's U.S. Federal business were a major contributor to the increase. Foreign currency fluctuations had a 1 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business processing outsourcing services revenue decreased 5.2% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 4 percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 16.8% in the second quarter of 2016 compared with 15.7% in the year-ago period. Services operating income percent was 2.1% in the three months ended June 30, 2016 compared with 2.2% in the three months ended June 30, 2015.

In the Technology segment, customer revenue increased 30.8% to $135.1 million in the current quarter compared with $103.3 million in the year-ago period. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period. The increase in Technology customer revenue is due to an increase in ClearPath Forward revenue.
Technology gross profit was 66.9% in the current quarter compared with 43.9% in the year-ago quarter. Technology operating income percent was 48.0% in the three months ended June 30, 2016 compared with 15.6% in the three months ended June 30, 2015. The increase in operating profit percentage principally reflects higher Technology revenue mix due to an increase in ClearPath Forward revenue as well as the benefit of reductions in selling, general and administrative expenses.

Six months ended June 30, 2016 compared with the six months ended June 30, 2015

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2016
Customer revenue	$1,415.7		$1,208.9	$206.8
Intersegment		$(11.5)	—	11.5
Total revenue	$1,415.7	$(11.5)	$1,208.9	$218.3
Gross profit percent	19.6%		15.5%	60.4%
Operating profit (loss) percent	1.5%		1.4%	37.4%
Six Months Ended June 30, 2015
Customer revenue	$1,486.0		$1,300.5	$185.5
Intersegment		$(28.7)	0.1	28.6
Total revenue	$1,486.0	$(28.7)	$1,300.6	$214.1
Gross profit percent	16.2%		14.9%	46.3%
Operating profit (loss) percent	(5.3)%		0.4%	11.3%
Gross profit percent and operating income percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Six Months Ended June 30,		Percent Change
	2016	2015
Services
Cloud & infrastructure services	$675.9	$766.1	(11.8)%
Application services	431.0	419.9	2.6%
Business processing outsourcing services	102.0	114.5	(10.9)%
	1,208.9	1,300.5	(7.0)%
Technology	206.8	185.5	11.5%
Total	$1,415.7	$1,486.0	(4.7)%
In the Services segment, customer revenue was $1,208.9 million for the six months ended June 30, 2016, down 7.0% from the six months ended June 30, 2015. Foreign currency translation had a 3 percentage-point negative impact on Services revenue in the current period compared with the year-ago period.
Revenue from cloud & infrastructure services was $675.9 million for the six months ended June 2016, down 11.8% compared with the year-ago period. Foreign currency fluctuations had a 3 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue increased 2.6% for the six month period ended June 30, 2016 compared with the six month period ended June 30, 2015. New contract wins at the company's U.S. Federal business were a major contributor to the increase. Foreign currency fluctuations had a 4 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business processing outsourcing services revenue decreased 10.9% in the current period compared with the prior-year period. Foreign currency fluctuations had a 5 percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 15.5% in the first half of 2016 compared with 14.9% in the year-ago period. Services operating income percent was 1.4% in the six months ended June 30, 2016 compared with 0.4% in the six months ended June 30, 2015.
In the Technology segment, customer revenue increased 11.5% to $206.8 million in the current period compared with $185.5 million in the year-ago period. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period. The increase in Technology customer revenue is due to an increase in ClearPath Forward revenue.
Technology gross profit was 60.4% in the current period compared with 46.3% in the year-ago period. Technology operating income percent was 37.4% in the six months ended June 30, 2016 compared with 11.3% in the six months ended June 30, 2015. The increase in operating profit percentage principally reflects higher Technology revenue mix due to an increase in ClearPath Forward revenue.
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
Cash and cash equivalents at June 30, 2016 were $463.6 million compared with $365.2 million at December 31, 2015. The increase was due to the net proceeds received from the sale of $213.5 million of 5.50% Convertible Senior Notes due 2021 (the notes). See Note (l) of the Notes to Consolidated Financial Statements.
As of June 30, 2016, $245.3 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.
During the six months ended June 30, 2016, cash provided by operations was $58.8 million compared with cash usage of $64.4 million for the six months ended June 30, 2015. Cash provided by operations during the first half of 2016 was positively impacted by a lower net loss and a decrease in cash contributions to the company’s defined benefit pension plans. During the first half of 2016, the company contributed cash of $64.1 million to such plans compared with $75.7 million during the first half of 2015. This was offset by a $26.0 million increase in cash used for cost reduction actions.
Cash used for investing activities during the six months ended June 30, 2016 was $71.9 million compared with cash usage of $83.8 million during the six months ended June 30, 2015. Net purchases of investments were $1.2 million for the six months ended June 30, 2016 compared with net proceeds of $28.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $30.2 million compared with $33.4 million in the year-ago period, capital additions of properties were $11.0 million in 2016 compared with $24.7 million in 2015 and capital additions of outsourcing assets were $28.8 million in 2016 compared with $52.7 million in 2015. The decrease in capital additions of outsourcing assets were reflective of significant investments in outsourcing assets that were made in the second quarter of 2015.

Cash provided by financing activities during the six months ended June 30, 2016 was $111.8 million compared with cash provided of $34.9 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, the company paid down $65.8 million of its revolving credit facility, issued $213.5 million of notes and received net proceeds of $178.9 million. See Note (l) of the Notes to Consolidated Financial Statements.

At June 30, 2016, total debt was $419.9 million compared with $310.5 million at December 31, 2015. The increase was principally caused by the issuance of the notes referred to above partially offset by repayment of borrowings under its revolving credit facility.

The company has a secured revolving credit facility, expiring in June 2018, which provides for loans and letters of credit up to an aggregate amount of $150.0 million (with a limit on letters of credit of $100.0 million). Borrowing limits under the credit agreement are based upon the amount of eligible U.S. accounts receivable. At June 30, 2016, the company had no borrowings and $11.3 million of letters of credit outstanding under the facility. At June 30, 2016, availability under the facility was $116.0 million net of letters of credit issued. Borrowings under the facility will bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.
At June 30, 2016, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2016, the company expects to make cash contributions of approximately $136.1 million to its worldwide defined benefit pension plans, which is comprised of $82.3 million primarily for non-U.S. defined benefit pension plans and $53.8 million for the company’s U.S. qualified defined benefit pension plan.
The company has on file with the Securities and Exchange Commission an effective registration statement covering $700.0 million of debt or equity securities, which enables the company to be prepared for future market opportunities.
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

UNISYS CORPORATION

Date: July 29, 2016	By:	/s/ Janet Brutschea Haugen
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

3.3	Bylaws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

10.1	Amendment No. 6 dated as of March 4, 2016 to Credit Agreement dated as of June 23, 2011

10.2	Amendment No. 7 dated as of July 25, 2016 to Credit Agreement dated as of June 23, 2011

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Janet Brutschea Haugen required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document