Form 10-Q
period 2016-09-30
UNISYS CORP
filed 2016-10-28
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of September 30, 2016: 50,083,321.

Part I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$442.7	$365.2
Accounts and notes receivable, net	532.5	581.6
Inventories:
Parts and finished equipment	25.3	20.9
Work in process and materials	14.2	22.9
Prepaid expenses and other current assets	119.0	120.9	*
Total	1,133.7	1,111.5	*
Properties	889.2	876.6
Less-Accumulated depreciation and amortization	746.2	722.8
Properties, net	143.0	153.8
Outsourcing assets, net	183.0	182.0
Marketable software, net	137.7	138.5
Prepaid postretirement assets	79.3	45.1
Deferred income taxes	117.5	127.4	*
Goodwill	180.1	177.4
Other long-term assets	201.8	194.3	*
Total	$2,176.1	$2,130.0	*
Liabilities and deficit
Current liabilities
Notes payable	$—	$65.8
Current maturities of long-term-debt	220.4	11.0
Accounts payable	175.5	219.3
Deferred revenue	318.9	335.1
Other accrued liabilities	353.1	329.9	*
Total	1,067.9	961.1	*
Long-term debt	201.2	233.7	*
Long-term postretirement liabilities	1,943.9	2,111.3
Long-term deferred revenue	142.2	123.3
Other long-term liabilities	79.0	79.2	*
Commitments and contingencies
Deficit
Common stock, shares issued:
2016; 52.8, 2015; 52.6	0.5	0.5
Accumulated deficit	(1,892.2)	(1,845.7)
Treasury stock, shares at cost:
2016; 2.7, 2015; 2.7	(100.5)	(100.1)
Paid-in capital	4,513.3	4,500.9
Accumulated other comprehensive loss	(3,797.0)	(3,945.3)
Total Unisys stockholders’ deficit	(1,275.9)	(1,389.7)
Noncontrolling interests	17.8	11.1
Total deficit	(1,258.1)	(1,378.6)
Total	$2,176.1	$2,130.0	*

*	Certain amounts have been reclassified to conform to the current-year presentation. See note (k).
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Services	$600.9	$656.0	$1,809.8	$1,956.5
Technology	82.4	83.2	289.2	268.7
	683.3	739.2	2,099.0	2,225.2
Costs and expenses
Cost of revenue:
Services	531.3	564.7	1,594.1	1,714.7
Technology	30.4	33.9	106.5	128.6
	561.7	598.6	1,700.6	1,843.3
Selling, general and administrative	120.0	115.4	345.8	389.6
Research and development	11.4	16.6	40.5	63.2
	693.1	730.6	2,086.9	2,296.1
Operating income (loss)	(9.8)	8.6	12.1	(70.9)
Interest expense	7.7	3.0	19.9	8.3
Other income (expense), net	2.3	1.7	3.7	8.0
Income (loss) before income taxes	(15.2)	7.3	(4.1)	(71.2)
Provision for income taxes	9.9	14.9	34.2	33.3
Consolidated net loss	(25.1)	(7.6)	(38.3)	(104.5)
Net income attributable to noncontrolling interests	3.1	2.0	8.2	6.5
Net loss attributable to Unisys Corporation	$(28.2)	$(9.6)	$(46.5)	$(111.0)
Loss per share attributable to Unisys Corporation
Basic	$(0.56)	$(0.19)	$(0.93)	$(2.22)
Diluted	$(0.56)	$(0.19)	$(0.93)	$(2.22)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net loss	$(25.1)	$(7.6)	$(38.3)	$(104.5)
Other comprehensive income
Foreign currency translation	(15.7)	(72.0)	(54.1)	(86.5)
Postretirement adjustments, net of tax of $4.0 and $18.6 in 2016 and $9.8 and $15.7 in 2015	54.0	82.5	200.9	181.3
Total other comprehensive income	38.3	10.5	146.8	94.8
Comprehensive income (loss)	13.2	2.9	108.5	(9.7)
Less comprehensive income attributable to noncontrolling interests	(2.4)	(3.3)	(6.7)	(11.3)
Comprehensive income (loss) attributable to Unisys Corporation	$10.8	$(0.4)	$101.8	$(21.0)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Consolidated net loss	$(38.3)	$(104.5)
Add (deduct) items to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency transaction losses	0.4	8.0
Non-cash interest expense	4.9	—
Employee stock compensation	7.7	7.9
Depreciation and amortization of properties	28.6	34.1
Depreciation and amortization of outsourcing assets	39.7	41.2
Amortization of marketable software	48.0	50.3
Other non-cash operating activities	1.4	1.8
Loss on disposal of capital assets	2.0	6.1
Pension contributions	(104.0)	(115.6)
Pension expense	63.0	81.5
Increase in deferred income taxes, net	(2.7)	(2.8)
Decrease in receivables, net	59.9	11.7
Decrease (increase) in inventories	5.5	(7.7)
Decrease in accounts payable and other accrued liabilities	(45.3)	(121.4)
Increase (decrease) in other liabilities	10.5	(8.3)
Decrease in other assets	20.0	9.2
Net cash provided by (used for) operating activities	101.3	(108.5)
Cash flows from investing activities
Proceeds from investments	3,307.3	2,904.0
Purchases of investments	(3,331.6)	(2,884.2)
Investment in marketable software	(47.1)	(46.8)
Capital additions of properties	(18.3)	(40.2)
Capital additions of outsourcing assets	(41.4)	(80.4)
Other	(1.3)	6.1
Net cash used for investing activities	(132.4)	(141.5)
Cash flows from financing activities
Proceeds from issuance of long-term debt	213.5	31.8
Payments for capped call transactions	(27.3)	—
Issuance costs relating to long-term debt	(7.3)	—
Payments of long-term debt	(2.1)	(1.3)
Proceeds from exercise of stock options	—	3.7
Net (payments) proceeds from short-term borrowings	(65.8)	55.0
Financing fees	—	(0.2)
Net cash provided by financing activities	111.0	89.0
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(40.2)
Increase (decrease) in cash and cash equivalents	77.5	(201.2)
Cash and cash equivalents, beginning of period	365.2	494.3
Cash and cash equivalents, end of period	$442.7	$293.1
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
a. Earnings Per Share.
The following table shows how the Net income (loss) per share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2016 and 2015 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings (Loss) Per Share
Net income (loss) attributable to Unisys Corporation	$(28.2)	$(9.6)	$(46.5)	$(111.0)
Weighted average shares	50,082	49,934	50,052	49,894
Total	$(0.56)	$(0.19)	$(0.93)	$(2.22)
Diluted Earnings (Loss) Per Share
Net income (loss) attributable to Unisys Corporation	$(28.2)	$(9.6)	$(46.5)	$(111.0)
Add interest expense on convertible notes, net of tax of zero	—	—	—	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(28.2)	$(9.6)	$(46.5)	$(111.0)
Weighted average shares	50,082	49,934	50,052	49,894
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	—	—
Convertible notes	—	—	—	—
Adjusted weighted average shares	50,082	49,934	50,052	49,894
Total	$(0.56)	$(0.19)	$(0.93)	$(2.22)

In the nine months ended September 30, 2016 and 2015, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,637 and 3,319, respectively. In the nine months ended September 30, 2016, the following weighted-average number of common shares issuable upon conversion of the 5.50% Convertible Senior Notes due 2021 were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 15,685.

b. Cost Reduction Actions.

In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur restructuring charges currently estimated at approximately $300 million through 2017.
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
During the three months ended September 30, 2016, the company recognized charges of $31.9 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $26.5 million, principally related to severance costs, and were comprised of: (a) a charge of $0.5 million for 49 employees in the U.S. and (b) a charge of $26.0 million for 329 employees outside the U.S. In addition, the company recorded charges of $5.4 million, for other expenses related to the cost reduction effort. The net charges were recorded in the following statement of income classifications: cost of revenue – services, $18.0 million; selling, general and administrative expenses, $14.2 million; and research and development expenses, $(0.3) million.
During the nine months ended September 30, 2016, the company recognized charges of $69.0 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $54.9 million, principally related to severance costs, and were comprised of: (a) a charge of $5.8 million for 293 employees in the U.S. and (b) a charge of $49.1 million for 928 employees outside the U.S. In addition, the company recorded charges of $14.1 million, for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $34.6 million; selling, general and administrative expenses, $33.0 million; and research and development expenses, $1.4 million.
During the three months ended September 30, 2015, the company recognized charges of $17.4 million in connection with this plan. The charges related to work-force reductions were $9.8 million, principally related to severance costs, and were comprised of: (a) a charge of $2.7 million for 176 employees in the U.S. and (b) a charge of $7.1 million for 114 employees outside the U.S. In addition, the company recorded charges of $7.6 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $7.9 million; cost of revenue - technology, $0.1 million; selling, general and administrative expenses, $8.6 million; and research and development expenses, $0.8 million.
During the nine months ended September 30, 2015, the company recognized charges of $70.0 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $52.3 million, principally related to severance costs, and were comprised of: (a) a charge of $28.1 million for 706 employees in the U.S. and (b) a charge of $24.2 million for 527 employees outside the U.S. In addition, the company recorded charges of $17.7 million related to asset impairments and other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $21.2 million; cost of revenue - technology, $0.2 million; selling, general and administrative expenses, $36.1 million; and research and development expenses, $12.5 million.

A breakdown of the individual components of the work-force reduction costs follows:

	Total	U.S.	Int’l.
Charges for work-force reductions	$78.8	$27.9	$50.9
Payments	(45.3)	(23.7)	(21.6)
Translation adjustments	(0.5)	—	(0.5)
Balance at December 31, 2015	33.0	4.2	28.8
Additional provisions	60.3	6.8	53.5
Payments	(49.9)	(8.2)	(41.7)
Changes in estimates and revisions	(5.4)	(1.0)	(4.4)
Translation adjustments	1.2	—	1.2
Balance at September 30, 2016	$39.2	$1.8	$37.4
Expected future payments on balance at September 30, 2016:
2016 remaining three months	$11.0	$1.5	$9.5
Beyond 2016	$28.2	$0.3	$27.9
c. Pension and Postretirement Benefits.
Net periodic pension expense for the three and nine months ended September 30, 2016 and 2015 is presented below:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$1.8	$—	$1.8	$2.2	$—	$2.2
Interest cost	79.3	57.7	21.6	80.0	56.1	23.9
Expected return on plan assets	(97.2)	(63.2)	(34.0)	(103.1)	(63.7)	(39.4)
Amortization of prior service (benefit) cost	(1.4)	(0.6)	(0.8)	(1.1)	(0.6)	(0.5)
Recognized net actuarial loss	38.7	29.0	9.7	49.2	33.1	16.1
Net periodic pension expense	$21.2	$22.9	$(1.7)	$27.2	$24.9	$2.3

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$5.7	$—	$5.7	$6.5	$—	$6.5
Interest cost	241.2	173.4	67.8	238.9	168.1	70.8
Expected return on plan assets	(296.6)	(189.8)	(106.8)	(308.0)	(191.1)	(116.9)
Amortization of prior service (benefit) cost	(4.2)	(1.9)	(2.3)	(3.3)	(1.8)	(1.5)
Recognized net actuarial loss	116.9	87.0	29.9	147.4	99.5	47.9
Net periodic pension expense	$63.0	$68.7	$(5.7)	$81.5	$74.7	$6.8
In 2016, the company expects that it will make cash contributions of approximately $134.0 million to its worldwide defined benefit pension plans, which are comprised of $52.3 million for the company's U.S. qualified defined benefit pension plan and $81.7 million primarily for the company's non-U.S. defined benefit pension plans. In 2015, the company made cash contributions of $148.3 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2016 and 2015, $104.0 million and $115.6 million, respectively, of cash contributions have been made.
Net periodic postretirement benefit expense for the three and nine months ended September 30, 2016 and 2015 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	1.6	1.7	4.8	5.1
Expected return on assets	(0.1)	(0.1)	(0.3)	(0.3)
Recognized net actuarial loss	0.3	0.7	0.9	2.1
Amortization of prior service cost	—	0.3	—	0.9
Net periodic postretirement benefit expense	$1.9	$2.7	$5.7	$8.2
The company expects to make cash contributions of approximately $15.0 million to its postretirement benefit plan in 2016 compared with $15.9 million in 2015. For the nine months ended September 30, 2016 and 2015, $9.1 million and $10.8 million, respectively, of cash contributions have been made.
d. Fair Value Measurements.
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of 3 months or less, which have not been designated as hedging instruments. At September 30, 2016 and 2015, the notional amount of these contracts was $432.5 million and $409.3 million, respectively. At September 30, 2016 and 2015, the fair value of such contracts was a net gain of $0.1 million and a net loss of $0.8 million, respectively, of which $0.9 million and $0.6 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $0.8 million and $1.4 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the nine months ended September 30, 2016 and 2015, changes in the fair value of these instruments was a loss of $19.8 million and a gain of $13.7 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statement of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. The fair value of long-term debt is based on market prices (Level 2 inputs). At September 30, 2016 and December 31, 2015, the fair value of the company's Senior Notes due 2017 was $216.8 million and $213.2 million, respectively. At September 30, 2016, the fair value of the company's Convertible Senior Notes due 2021, which were issued in March and April of 2016, was $259.2 million.
e. Stock Options.
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2016, 3.7 million shares of unissued common stock of the company were available for granting under these plans.
The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

	Nine Months Ended September 30,
	2016	2015
Weighted-average fair value of grant	$4.53	$9.00
Risk-free interest rate	1.29%	1.28%
Expected volatility	51.30%	45.46%
Expected life of options in years	4.90	4.92
Expected dividend yield	—	—

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
During the nine months ended September 30, 2016 and 2015, the company recorded $7.7 million and $7.9 million of share-based compensation expense, respectively, which is comprised of $6.1 million and $3.8 million of restricted stock unit expense and $1.6 million and $4.1 million of stock option expense, respectively.
A summary of stock option activity for the nine months ended September 30, 2016 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,723	$27.88
Granted	11	10.85
Exercised	—	—
Forfeited and expired	(605)	36.26
Outstanding at September 30, 2016	2,129	25.41	2.53	$—
Expected to vest at September 30, 2016	624	25.97	3.95	—
Exercisable at September 30, 2016	1,486	25.21	1.91	—
The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2016 and 2015 was zero and $0.6 million, respectively. As of September 30, 2016, $1.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.3 years.
A summary of restricted stock unit activity for the nine months ended September 30, 2016 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2015	469	$23.57
Granted	1,285	9.84
Vested	(184)	18.84
Forfeited and expired	(62)	17.63
Outstanding at September 30, 2016	1,508	$12.74
The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2016 and 2015 was $12.6 million and $10.1 million, respectively. As of September 30, 2016, there was $10.4 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the nine months ended September 30, 2016 and 2015 was $3.5 million and $1.9 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2016 and 2015 was zero and $3.7 million, respectively. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2016 and 2015 was $0.1 million and $1.6 million, respectively. The amount for the nine months ended September 30, 2016 and 2015 was $0.6 million and $9.1 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2016 and 2015 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended September 30, 2016
Customer revenue	$683.3		$600.9	$82.4
Intersegment		$(5.8)	—	5.8
Total revenue	$683.3	$(5.8)	$600.9	$88.2
Operating income (loss)	$(9.8)	$(53.9)	$15.5	$28.6
Three Months Ended September 30, 2015
Customer revenue	$739.2		$656.0	$83.2
Intersegment		$(11.9)	—	11.9
Total revenue	$739.2	$(11.9)	$656.0	$95.1
Operating income (loss)	$8.6	$(42.9)	$31.8	$19.7

	Total	Corporate	Services	Technology
Nine Months Ended September 30, 2016
Customer revenue	$2,099.0		$1,809.8	$289.2
Intersegment		$(17.3)	—	17.3
Total revenue	$2,099.0	$(17.3)	$1,809.8	$306.5
Operating income (loss)	$12.1	$(130.3)	$32.2	$110.2
Nine Months Ended September 30, 2015
Customer revenue	$2,225.2		$1,956.5	$268.7
Intersegment		$(40.6)	0.1	40.5
Total revenue	$2,225.2	$(40.6)	$1,956.6	$309.2
Operating income (loss)	$(70.9)	$(152.3)	$37.6	$43.8

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total segment operating income	$44.1	$51.5	$142.4	$81.4
Interest expense	(7.7)	(3.0)	(19.9)	(8.3)
Other income (expense), net	2.3	1.7	3.7	8.0
Cost reduction charges	(31.9)	(17.4)	(69.0)	(70.0)
Corporate and eliminations	(22.0)	(25.5)	(61.3)	(82.3)
Total income (loss) before income taxes	$(15.2)	$7.3	$(4.1)	$(71.2)
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Services
Cloud & infrastructure services	$341.9	$380.0	$1,017.8	$1,146.1
Application services	210.4	220.7	641.4	640.6
Business processing outsourcing services	48.6	55.3	150.6	169.8
	600.9	656.0	1,809.8	1,956.5
Technology	82.4	83.2	289.2	268.7
Total	$683.3	$739.2	$2,099.0	$2,225.2
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$327.1	$359.9	$1,006.4	$1,085.8
United Kingdom	72.3	92.6	263.6	264.1
Other foreign	283.9	286.7	829.0	875.3
Total	$683.3	$739.2	$2,099.0	$2,225.2

g. Accumulated Other Comprehensive Income.
Accumulated other comprehensive loss as of December 31, 2015 and September 30, 2016 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2015	$(3,945.3)	$(833.8)	$(3,111.5)
Other comprehensive income before reclassifications	39.9	(43.1)	83.0
Amounts reclassified from accumulated other comprehensive income	108.4	—	108.4
Current period other comprehensive income	148.3	(43.1)	191.4
Balance at September 30, 2016	$(3,797.0)	$(876.9)	$(2,920.1)

Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of prior service cost*	$(1.4)	$(0.8)	$(4.2)	$(2.3)
Amortization of actuarial losses*	38.6	47.8	116.6	143.1
Total before tax	37.2	47.0	112.4	140.8
Income tax benefit	(1.1)	(3.9)	(4.0)	(6.9)
Net of tax	$36.1	$43.1	$108.4	$133.9

*	These items are included in net periodic postretirement cost (see note (c)).
Noncontrolling interests as of December 31, 2015 and September 30, 2016 are as follows:

Noncontrolling Interests
Balance at December 31, 2015	$11.1
Net income	8.2
Translation adjustments	(11.0)
Postretirement plans	9.5

Balance at September 30, 2016	$17.8
h. Supplemental Cash Flow Information.
Cash paid, net of refunds, during the nine months ended September 30, 2016 and 2015 for income taxes was $33.4 million and $52.5 million, respectively.
Cash paid during the nine months ended September 30, 2016 and 2015 for interest was $19.3 million and $13.7 million, respectively.

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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2016, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $124 million.
The company has been involved in a matter arising from the sale of its Health Information Management (HIM) business to Molina Information Systems, LLC (Molina) under a 2010 Asset Purchase Agreement (APA). The HIM business provided system solutions and services to state governments, including the state of Idaho, for administering Medicaid programs. In August 2012, Molina sued the company in Federal District Court in Delaware alleging breaches of contract, negligent misrepresentation and intentional misrepresentation with respect to the APA and the Medicaid contract with Idaho. Molina sought compensatory damages, punitive damages, lost profits, indemnification, and declaratory relief. Molina alleged losses of approximately $35 million in the complaint. In June 2013, the District Court granted the company’s motion to dismiss the complaint and allowed Molina to replead certain claims and file an amended complaint. In August 2013, Molina filed an amended complaint. The company filed a motion to dismiss the amended complaint. On September 2, 2014, the District Court granted the company’s motion to dismiss the negligent misrepresentation claim, but denied the company’s motion with respect to Molina’s intentional misrepresentation and breach of contract claims. The parties have reached an agreement in principle to settle this matter.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends 3.6 million claims were improperly paid resulting in overpayments of approximately $32 million for the period September 2008 to December 2010 and is seeking data to identify the claims at issue for the remaining time period. The company believes that it has valid defenses to Louisiana's claims and is asserting them in the pending litigation.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2016, it has adequate provisions for any such matters.
j. Income Taxes.
Accounting rules governing income taxes require that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Included in the nine months ended September 30, 2016 is an increase in the company’s income tax provision of $3.4 million caused by a decrease in net deferred tax assets due to a UK rate change. The UK government reduced its corporate tax rate to 17% effective April 1, 2020.  These changes were considered to be enacted for U.S. GAAP purposes in September of 2016, when all legislative procedures were completed and the Finance Act of 2016 received Royal Assent. The UK government had previously announced a reduction to 19% from April 1, 2017.
Accounting rules governing income taxes also require that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or the entire deferred tax asset will not be realized. The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s historical profitability, forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets. The company uses tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits. As of September 30, 2016, management determined that there was sufficient positive evidence to conclude that it is more likely than not that deferred income taxes of an international subsidiary of $16.4 million are realizable and therefore reduced its valuation allowance accordingly.
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
k. Accounting Standards.
Effective January 1, 2016, the company adopted new guidance issued by the Financial Accounting Standards Board ("FASB") on the presentation of debt issuance costs. The new guidance requires that debt issuance costs shall be reported in the balance sheet as a direct deduction from the face amount of that debt. Previously the company reported these costs in “Other long-term assets” in the company’s balance sheet. At December 31, 2015, the amount reclassified was $1.8 million. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB.
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

In October 2016, the FASB issued new guidance which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The company is currently assessing when it will choose to adopt and does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

In August 2016, the FASB issued new guidance which clarifies the treatment of several cash flow categories. In addition, the guidance also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The company will adopt the new guidance on January 1, 2017. The company does not expect the adoption to have a material impact on its consolidated statements of cash flows.

In March 2016, the FASB issued new guidance that will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The guidance is effective for annual reporting periods beginning after December 15, 2016. The company will adopt the new guidance on January 1, 2017. The company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.
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
In accordance with Accounting Standards Codification 470-20, a convertible debt instrument that may be settled entirely or partially in cash is required to be separated into a liability and equity component, such that interest expense reflects the issuer’s non-convertible debt interest rate. Upon issuance, (i) a debt discount of $33.6 million was recognized as a decrease in debt and an increase in additional-paid in capital and (ii) the cost of the capped call transactions of $27.3 million was recognized as a decrease in cash and a decrease in additional paid-in capital. The debt component will accrete up to the principal amount and will be recognized as non-cash interest expense over the expected term of the notes. For the three and nine months ended September 30, 2016, $4.6 million and $9.9 million, respectively, was recorded as interest expense on such convertible debt, which includes the contractual interest coupon, amortization of the debt discount, and amortization of the debt issuance costs.

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
Overview
In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur restructuring charges currently estimated at approximately $300 million through 2017. During 2015, the company recognized charges of $118.5 million in connection with this plan, principally related to a reduction in employees. During 2016, the company continued to implement this plan and has incurred an additional $69.0 million of cost reduction charges.
For the nine months ended September 30, 2016, the company reported a net loss attributable to Unisys Corporation of $46.5 million, or a loss of $0.93 per diluted share, compared with a net loss of $111.0 million or a loss of $2.22 per diluted share for the nine months ended September 30, 2015. The company’s results of operations in the current period were positively impacted by savings from the cost reduction actions partially offset by an increase in interest expense.
Results of operations
Company results
Three months ended September 30, 2016 compared with the three months ended September 30, 2015
During the three months ended September 30, 2016, the company recognized charges of $31.9 million in connection with its cost-reduction plan, principally related to a reduction in employees. The charges related to work-force reductions were $26.5 million, principally related to severance costs, and were comprised of: (a) a charge of $0.5 million for 49 employees in the U.S. and (b) a charge of $26.0 million for 329 employees outside the U.S. In addition, the company recorded charges of $5.4 million for other expenses related to the cost reduction effort. The net charges were recorded in the following statement of income classifications: cost of revenue - services, $18.0 million; selling, general and administrative expenses, $14.2 million; and research and development expenses, $(0.3) million.
During the three months ended September 30, 2015, the company recognized charges of $17.4 million in connection with this plan. The charges related to workforce reductions were $9.8 million, principally related to severance costs, and were comprised of: (a) charges of $2.7 million for 176 employees in the U.S. and (b) charges of $7.1 million for 114 employees outside the U.S. In addition, the company recorded charges of $7.6 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $7.9 million; cost of revenue - technology, $0.1 million; selling, general and administrative expenses, $8.6 million; and research and development expenses, $0.8 million.
Revenue for the quarter ended September 30, 2016 was $683.3 million compared with $739.2 million for the third quarter of 2015, a decrease of 8% from the prior year. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 8% and Technology revenue decreased 1% in the current quarter compared with the year-ago period. U.S. revenue decreased 9% in the third quarter compared with the year-ago period. International revenue decreased 6% in the current quarter primarily due to decreases in the Europe and Latin America regions. Foreign currency had a 3 percentage-point negative impact on international revenue in the three months ended September 30, 2016 compared with the three months ended September 30, 2015.

Total gross profit margin was 17.8% in the three months ended September 30, 2016 compared with 19.0% in the three months ended September 30, 2015. The decline was principally due to an increase of $10.0 million in cost reduction charges in the current period. $18.0 million was recorded in the three months ended September 30, 2016 compared with $8.0 million in the three months ended September 30, 2015.
Selling, general and administrative expense in the three months ended September 30, 2016 was $120.0 million (17.6% of revenue) compared with $115.4 million (15.6% of revenue) in the year-ago period. Cost reduction charges of $14.2 million were recorded in the three months ended September 30, 2016 compared with $8.6 million in the three months ended September 30, 2015.
Research and development (R&D) expenses in the third quarter of 2016 were $11.4 million compared with $16.6 million in the third quarter of 2015. The decrease principally reflects savings due to cost reduction actions.
For the third quarter of 2016, the company reported an operating loss of $9.8 million compared with operating income of $8.6 million in the third quarter of 2015. The current year loss principally reflects higher cost reduction charges compared with the third quarter of 2015 partially offset by savings due to cost reduction actions.

For the three months ended September 30, 2016, pension expense was $21.2 million compared with pension expense of $27.2 million for the three months ended September 30, 2015. For the full year 2016, the company expects to recognize pension expense of approximately $84.5 million compared with $108.7 million for the full year of 2015. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of plan participants who are active employees are charged.
Interest expense for the three months ended September 30, 2016 was $7.7 million compared with $3.0 million for the three months ended September 30, 2015. The increase was principally caused by the issuance of convertible notes (see note (l) of the Notes to Consolidated Financial Statements).
Other income (expense), net was income of $2.3 million in the third quarter of 2016 compared with income of $1.7 million in in the third quarter of 2015.
Loss before income taxes for the three months ended September 30, 2016 was $15.2 million compared with income of $7.3 million for the three months ended September 30, 2015. The current year loss principally reflects increases in cost reduction charges and interest expense partially offset by lower pension expense and savings due to cost reduction actions.

The provision for income taxes was $9.9 million in the current quarter compared with $14.9 million in the year-ago period. The three months ended September 30, 2016 includes an increase in the company’s income tax provision of $3.4 million caused by a decrease in net deferred tax assets due to a UK rate change.  As discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. At September 30, 2016, the provision for income taxes includes a benefit of $16.4 million related to changes in judgment on the realizability of certain of its deferred tax assets. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net loss attributable to Unisys Corporation for the three months ended September 30, 2016 was $28.2 million, or loss of $0.56 per diluted share, compared with net loss of $9.6 million, or loss of $0.19 per diluted share, for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015
During the nine months ended September 30, 2016, the company recognized charges of $69.0 million in connection with its cost-reduction plan, principally related to a reduction in employees. The charges related to work-force reductions were $54.9 million, principally related to severance costs, and were comprised of: (a) a charge of $5.8 million for 293 employees in the U.S. and (b) a charge of $49.1 million for 928 employees outside the U.S. In addition, the company recorded charges of $14.1 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $34.6 million; selling, general and administrative expenses, $33.0 million; and research and development expenses, $1.4 million.
During the nine months ended September 30, 2015, the company recognized charges of $70.0 million in connection with this plan, principally related to a reduction in employees. The charges related to workforce reductions were $52.3 million, principally related to severance costs, and were comprised of: (a) charges of $28.1 million for 706 employees in the U.S. and (b) charges of $24.2 million for 527 employees outside the U.S. In addition, the company recorded charges of $17.7 million related to asset impairments ($4.0 million) and other expenses related to the cost reduction effort ($13.7 million). The charges were recorded in the following statement of income classifications: cost of revenue - services, $21.2 million; cost of revenue - technology, $0.2 million; selling, general and administrative expenses, $36.1 million; and research and development expenses, $12.5 million.
Revenue for the nine months ended September 30, 2016 was $2,099.0 million compared with $2,225.2 million for the nine months ended September 30, 2015, a decline of 6%. Foreign currency fluctuations had a 3-percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 7% and Technology revenue increased 8% for the nine months ended September 30, 2016 compared with the year-ago period. U.S. revenue decreased 7% in the current period compared with the year-ago period. International revenue decreased 4% in the current period due to declines in the Europe and Latin America regions partially offset by an increase in the Asia Pacific region. Foreign currency had a 5-percentage-point negative impact on international revenue in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.
Total gross profit margin was 19.0% in the nine months ended September 30, 2016 compared with 17.2% in the nine months ended September 30, 2015. The increase was principally due to higher sales of the company's proprietary enterprise software and services in the current period and lower pension expense of $12.5 million partially offset by a $13.2 million increase in cost reduction charges in the current period compared with the prior-year period. $34.6 million was recorded for the period ended September 30, 2016 compared with $21.4 million in the period ended September 30, 2015.
Selling, general and administrative expense in the nine months ended September 30, 2016 was $345.8 million (16.5% of revenue) compared with $389.6 million (17.5% of revenue) in the year-ago period. The decline principally reflects savings due to cost reduction actions.
Research and development (R&D) expenses for the nine months ended September 30, 2016 were $40.5 million compared with $63.2 million in the prior-year period. Cost reduction charges of $1.4 million were recorded in the nine months ended September 30, 2016 compared with $12.5 million in the nine months ended September 30, 2015. Exclusive of these charges and lower pension expense of $2.5 million, the decline principally reflects savings due to cost reduction actions.
For the nine months ended September 30, 2016, the company reported operating income of $12.1 million compared with an operating loss of $70.9 million in the prior-year period. Current year income principally reflects higher sales of the company's proprietary enterprise software and services, benefits derived from the cost reduction actions and lower pension expense.
For the nine months ended September 30, 2016, pension expense was $63.0 million compared with pension expense of $81.5 million for the nine months ended September 30, 2015.
Interest expense for the nine months ended September 30, 2016 was $19.9 million compared with $8.3 million for the nine months ended September 30, 2015. The increase was principally caused by the issuance of convertible notes (see Note (l) of the Notes to Consolidated Financial Statements).
Other income was $3.7 million in the nine months ended September 30, 2016 compared with $8.0 million in 2015. Included in the current and prior-year period were foreign exchange gains of $2.4 million and $8.4 million, respectively.

Loss before income taxes for the nine months ended September 30, 2016 was $4.1 million compared with a loss of $71.2 million for the nine months ended September 30, 2015. The current year loss before income taxes decreased primarily due to higher sales of the company's proprietary enterprise software and services, savings due to cost reduction actions and lower pension expense partially offset by higher interest expense.

The provision for income taxes was $34.2 million in the current period compared with $33.3 million in the year-ago period. The nine months ended September 30, 2016 includes an increase in the company’s income tax provision of $3.4 million caused by a decrease in net deferred tax assets due to a UK rate change.  As discussed in note (j) of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. For the nine months ended September 30, 2016, the provision for income taxes includes a benefit of $16.4 million related to changes in judgment on the realizability of certain of its deferred tax assets. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2016 was $46.5 million, or loss of $0.93 per diluted share, compared with net loss of $111.0 million, or loss of $2.22 per diluted share, for the nine months ended September 30, 2015.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2016 and 2015 was $0.1 million and $1.6 million, respectively. The amount for the nine months ended September 30, 2016 and 2015 was $0.6 million and $9.1 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended September 30, 2016
Customer revenue	$683.3		$600.9	$82.4
Intersegment		$(5.8)	—	5.8
Total revenue	$683.3	$(5.8)	$600.9	$88.2
Gross profit percent	17.8%		16.7%	59.8%
Operating profit (loss) percent	(1.4)%		2.6%	32.3%
Three Months Ended September 30, 2015
Customer revenue	$739.2		$656.0	$83.2
Intersegment		$(11.9)	—	11.9
Total revenue	$739.2	$(11.9)	$656.0	$95.1
Gross profit percent	19.0%		17.3%	55.0%
Operating profit percent	1.2%		4.8%	20.7%
Gross profit and operating profit (loss) percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Percent Change
	2016	2015
Services
Cloud & infrastructure services	$341.9	$380.0	(10.0)%
Application services	210.4	220.7	(4.7)%
Business processing outsourcing services	48.6	55.3	(12.1)%
	600.9	656.0	(8.4)%
Technology	82.4	83.2	(1.0)%
Total	$683.3	$739.2	(7.6)%
In the Services segment, customer revenue was $600.9 million for the three months ended September 30, 2016, down 8.4% from the three months ended September 30, 2015. Foreign currency translation had a 2 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.
Revenue from cloud & infrastructure services was $341.9 million in the September 2016 quarter, down 10.0% compared with the September 2015 quarter. Foreign currency fluctuations had a 1 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 4.7% for the three month period ended September 30, 2016 compared with the three month period ended September 30, 2015. Foreign currency fluctuations had a 2 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business processing outsourcing services revenue decreased 12.1% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 10 percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 16.7% in the third quarter of 2016 compared with 17.3% in the year-ago period. Services operating income percent was 2.6% in the three months ended September 30, 2016 compared with 4.8% in the three months ended September 30, 2015.

In the Technology segment, customer revenue decreased 1.0% to $82.4 million in the current quarter compared with $83.2 million in the year-ago period. Foreign currency translation had a 1 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 59.8% in the current quarter compared with 55.0% in the year-ago quarter. Technology operating income percent was 32.3% in the three months ended September 30, 2016 compared with 20.7% in the three months ended September 30, 2015. The increase in operating profit percentage principally reflects savings due to cost reduction actions.

Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Nine Months Ended September 30, 2016
Customer revenue	$2,099.0		$1,809.8	$289.2
Intersegment		$(17.3)	—	17.3
Total revenue	$2,099.0	$(17.3)	$1,809.8	$306.5
Gross profit percent	19.0%		15.9%	60.2%
Operating profit percent	0.6%		1.8%	36.0%
Nine Months Ended September 30, 2015
Customer revenue	$2,225.2		$1,956.5	$268.7
Intersegment		$(40.6)	0.1	40.5
Total revenue	$2,225.2	$(40.6)	$1,956.6	$309.2
Gross profit percent	17.2%		15.7%	49.0%
Operating profit (loss) percent	(3.2)%		1.9%	14.2%
Gross profit and operating profit (loss) percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Nine Months Ended September 30,		Percent Change
	2016	2015
Services
Cloud & infrastructure services	$1,017.8	$1,146.1	(11.2)%
Application services	641.4	640.6	0.1%
Business processing outsourcing services	150.6	169.8	(11.3)%
	1,809.8	1,956.5	(7.5)%
Technology	289.2	268.7	7.6%
Total	$2,099.0	$2,225.2	(5.7)%
In the Services segment, customer revenue was $1,809.8 million for the nine months ended September 30, 2016, down 7.5% from the nine months ended September 30, 2015. Foreign currency translation had a 3 percentage-point negative impact on Services revenue in the current period compared with the year-ago period.
Revenue from cloud & infrastructure services was $1,017.8 million for the nine months ended September 30, 2016, down 11.2% compared with the year-ago period. Foreign currency fluctuations had a 2 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue increased 0.1% for the nine month period ended September 30, 2016 compared with the nine month period ended September 30, 2015. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business processing outsourcing services revenue decreased 11.3% in the current period compared with the prior-year period. Foreign currency fluctuations had a 7 percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 15.9% for the nine months ended September 30, 2016 compared with 15.7% in the year-ago period. Services operating income percent was 1.8% in the nine months ended September 30, 2016 compared with 1.9% in the nine months ended September 30, 2015.
In the Technology segment, customer revenue increased 7.6% to $289.2 million in the current period compared with $268.7 million in the year-ago period. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period. The increase in Technology customer revenue is due higher sales of the company's proprietary enterprise software and servers in the current period.
Technology gross profit was 60.2% in the current period compared with 49.0% in the year-ago period. Technology operating income percent was 36.0% in the nine months ended September 30, 2016 compared with 14.2% in the nine months ended September 30, 2015. The increase in gross profit and operating profit percentage principally reflects increased sales of the company's proprietary enterprise software and servers in the current period.
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
Cash and cash equivalents at September 30, 2016 were $442.7 million compared with $365.2 million at December 31, 2015. The increase is primarily due to net proceeds of $178.9 million received from the issuance of $213.5 million of 5.50% Convertible Senior Notes due 2021 (the notes), offset by $27.3 million in capped call fees and $7.3 million in other fees and issuance costs. See Note (l) of the Notes to Consolidated Financial Statements.
As of September 30, 2016, $278.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., the company may be required to accrue and pay taxes to repatriate these funds.
During the nine months ended September 30, 2016, cash provided by operations was $101.3 million compared with cash usage of $108.5 million for the nine months ended September 30, 2015. Cash provided by operations during the current period was positively impacted by a lower net loss and a decrease in cash contributions to the company's defined benefit pension plans. During the current period, the company contributed cash of $104.0 million to such plans compared with $115.6 million during the year-ago period. This was partially offset by a $24.7 million increase in cash used for cost reduction actions.
Cash used for investing activities during the nine months ended September 30, 2016 was $132.4 million compared with cash usage of $141.5 million during the nine months ended September 30, 2015. Net purchases of investments were $24.3 million for the nine months ended September 30, 2016 compared with net proceeds of $19.8 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $47.1 million compared with $46.8 million in the year-ago period, capital additions of properties were $18.3 million in 2016 compared with $40.2 million in 2015 and capital additions of outsourcing assets were $41.4 million in 2016 compared with $80.4 million in 2015. The decrease in capital additions of properties and outsourcing assets were reflective of significant investments in outsourcing assets that were made during the nine months ended September 30, 2015.

Cash provided by financing activities during the nine months ended September 30, 2016 was $111.0 million compared with cash provided of $89.0 million during the nine months ended September 30, 2015. During the current period, the company issued $213.5 million of notes and received net proceeds of $178.9 million. See Note (l) of the Notes to Consolidated Financial Statements. The company also paid down $65.8 million of its revolving credit facility. Included in the prior year period was proceeds from the issuance of long-term debt of $31.8 million and net proceeds of short-term borrowings of $55.0 million under the company's revolving credit agreement.

At September 30, 2016, total debt was $421.6 million compared with $310.5 million at December 31, 2015. The increase was principally caused by the issuance of the notes referred to above partially offset by repayment of borrowings under its revolving credit facility.

The company has a secured revolving credit facility that provides for loans and letters of credit up to an aggregate amount of $150.0 million (with a limit on letters of credit of $100.0 million). At September 30, 2016, the company had no borrowings and $10.9 million of letters of credit outstanding under this facility. The facility is scheduled to mature in June 2018, or on May 15, 2017 unless, as of that date, either (1) the aggregate principal amount of the company’s 6.25% senior notes due August 15, 2017 (the notes due 2017) (of which $210 million are currently outstanding) is less than $100 million, the ratio of the company’s senior secured indebtedness outstanding as of that date to the company’s EBITDA (as defined in the credit agreement) for the most recently completed four consecutive fiscal quarters is less than or equal to 1.0 to 1.0 (as of September 30, 2016, this ratio was 0.0 to 1.0), and no event of default is continuing, or (2) the agent and lenders representing at least 66 2/3% of the aggregate commitments under the facility have declared in writing that an “Extension Event” has occurred and the sum of Excess Availability (as defined in the Credit Agreement) under the facility and Unrestricted Cash on Hand (as defined in the Credit Agreement) is not less than $130 million, or (3) the notes due 2017 have not been repaid or refinanced by indebtedness with a maturity date of September 21, 2018 or later. Borrowing limits under the facility are based upon the amount of eligible U.S. accounts receivable. At September 30, 2016, availability under the facility was $98.5 million net of letters of credit issued. Borrowings under the facility bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.
At September 30, 2016, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2016, the company expects to make cash contributions of approximately $134.0 million to its worldwide defined benefit pension plans, which is comprised of $81.7 million primarily for non-U.S. defined benefit pension plans and $52.3 million for the company’s U.S. qualified defined benefit pension plan.
The company maintains a shelf registration statement with the Securities and Exchange Commission that covers the offer and sale of up to $700.0 million of debt or equity securities. Subject to the company’s ongoing compliance with securities laws, the company may offer and sell debt and equity securities from time to time under the shelf registration statement. In addition, from time to time the company may explore a variety of institutional debt and equity sources to fund its liquidity and capital needs.
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

UNISYS CORPORATION

Date: October 28, 2016	By:	/s/ Janet Brutschea Haugen
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