Form 10-K
period 2016-12-31
UNISYS CORP
filed 2017-02-21
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $361.8 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2016. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2017: 50,093,877
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Disclosure Regarding Forward-Looking Statements

In this Annual Report on Form 10-K, we have included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements.
Factors that could affect our future results include, but are not limited to, the following:

•	our ability to improve revenue and margins in our services business;

•	our ability to maintain our installed base and sell new products in our technology business;

•	our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;

•	our ability to access financing markets;

•	our significant pension obligations and requirements to make significant cash contributions to our defined benefit pension plans;

•	our ability to realize additional anticipated cost savings and successfully implement our cost reduction initiatives to drive efficiencies across all of our operations;

•	our ability to retain significant clients;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	cybersecurity breaches could result in significant costs and could harm our business and reputation;

•	our ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	contracts with U.S. governmental agencies may subject us to audits, criminal penalties, sanctions and other expenses and fines;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	a termination of the company's U.S. defined benefit pension plan

•	the adverse effects of global economic conditions, acts of war, terrorism or natural disasters;

•	the potential for intellectual property infringement claims to be asserted against us or our clients;

•	the possibility that pending litigation could affect our results of operations or cash flow; and

•	the business and financial risk in implementing future dispositions or acquisitions.
Any forward-looking statement should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed in "Risk Factors" in Part I, Item 1A of this Form 10-K. Any forward-looking statement speaks only as of the date on which that statement is made. Unisys Corporation assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

PART I

ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation ("Unisys," "we," "our," the "Company"), is a global information technology (“IT”) company that specializes in providing industry-focused solutions integrated with leading-edge security to clients in the government, commercial and financial services markets. Our offerings include security solutions, advanced data analytics, cloud and infrastructure services, application services and application and server software.
We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 15, “Segment information,” of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) (the "Notes to Consolidated Financial Statements").
Principal Products and Services
We market and deliver industry-specific solutions, horizontal services and technology products (software and hardware) worldwide to our primary target markets: government (comprising the U.S. federal government and other public sector organizations), commercial (focusing on travel and transportation and life sciences/healthcare) and financial services (including commercial and retail banking).
Our solutions are designed to enable clients to:

•	Transform core business processes to compete more effectively in their market sector;

•	Improve user engagement for customers and workers, streamline operations and enhance go-to-market efforts;

•	Optimize IT infrastructure to meet digital-business requirements;

•	Simplify management of IT infrastructure and service delivery; and

•	Utilize advanced security capabilities.
Our industry-specific solutions enable clients to address key challenges in their market sectors — for example, we offer solutions for criminal investigation management and border security in government, travel and transportation and life sciences and healthcare in commercial markets, and commercial and retail banking in financial services.
Our principal services include cloud and infrastructure services, application services, and business process outsourcing services.

•
In cloud and infrastructure services, we help clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive, and manage and secure their IT infrastructure and operations more economically.

•
In application services, we help clients transform their business processes by providing advanced solutions for select industries, developing and managing new leading-edge applications, offering advanced data analytics and modernizing existing enterprise applications.

•	In business process outsourcing services, we assume management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.
In technology, we design and develop software, servers and related products to help clients reduce costs, improve security and flexibility, and improve the efficiency of their data center environments. As a pioneer in large-scale computing, we offer deep experience and rich technological capabilities in transaction-intensive, mission-critical environments. We provide a range of data center, infrastructure management and cloud computing offerings to help clients virtualize and automate their data-center environments. Technology offerings include ClearPath Forward™ software operating system, the Unisys Stealth® family of security software, industry-focused software such as Digital Investigator™, middleware and servers.
The following are some of our most prominent products:

•
Unisys ClearPath Forward™ is a secure, scalable, hardware-independent software environment for high-volume enterprise computing. ClearPath Forward is available as an integrated operating environment or reference architecture to deliver Unisys security across multiple hardware platforms. In 2016 Unisys began offering hardware-independent versions of the ClearPath operating environment, providing a tested, integrated stack of software products that can run on an Intel x86 server of the client’s choice.

•
Unisys Stealth® software uses identity-based micro-segmentation techniques and encryption to protect data in data centers, the cloud and mobile infrastructures. Stealth creates segments within an organization where only authorized users can access information, while those without authorization cannot even see that those endpoints exist. Unisys Stealth consists of six distinct solutions: Stealth(core), Stealth(analytics), Stealth(aware), Stealth(cloud), Stealth(identity) and Stealth(mobile).

•
Digital Investigator™ is a browser-based application for total information management that gives law enforcement and public safety organizations the ability to share information across platforms of new and legacy applications, both in and outside an agency, and to integrate and filter social media information from a vast array of sources. It also gives them the tools necessary to capture, analyze and investigate data seamlessly and collaboratively to help prevent and detect crimes, while enabling robust analytics and cost-effective configuration of reports and other documents.

•
AirCore is a comprehensive Passenger Services Solutions suite of modular, web-based applications that enables airlines to reach customers across distribution channels including mobile, tablet and web. In doing so, airlines increase their agility in adapting to changing customer demands, while reducing cost.

•
Unisys Retail Delivery is an integrated, multi-channel, retail banking system that enables banks to perform tasks ranging from processing transactions to enhancing customer service to supporting self-service transactions such as mobile banking. The system includes the Unisys Transaction Manager™ suite of tools, applications and third-party products.

We market our services and products primarily through a direct sales force. In certain foreign countries, we market primarily through distributors. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio.
Materials
Unisys purchases components and supplies from a number of suppliers around the world. For certain technology products, we rely on a single or limited number of suppliers, although we make every effort to assure that alternative sources are available if the need arises. The failure of our suppliers to deliver components and supplies in sufficient quantities and in a timely manner could adversely affect our business. For more information on the risks associated with purchasing components and supplies, see "Risk Factors" (Part I, Item 1A of this Form 10-K).

Patents, Trademarks and Licenses
As of January 31, 2017, Unisys owns over 827 active U.S. patents and over 90 active patents granted in 11 non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.
Unisys also maintains 21 U.S. trademark and service mark registrations, and over 706 additional trademark and service mark registrations in over 99 non-U.S. jurisdictions as of January 31, 2017. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored, policed and protected by Unisys and its agents.
Seasonality
Our revenue is affected by such factors as the introduction of new services and products, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.
Customers
No single client accounted for more than 10% of our revenue in the year ended December 31, 2016. Sales of commercial services and products to various agencies of the U.S. government represented approximately 20% of total consolidated revenue in 2016. For more information on the risks associated with contracting with governmental entities, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Backlog
In the Services segment, firm order backlog at December 31, 2016 was $3.9 billion, compared to $4.3 billion at December 31, 2015. Approximately $1.7 billion (43%) of 2016 backlog is expected to be converted to revenue in 2017. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.
Because of the relatively short cycle between order and shipment in our Technology segment, we believe that backlog information for this segment is not material to the understanding of our business.
Competition
Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in engineering and research and development, coupled with our sales and marketing capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Research and Development
Unisys-sponsored research and development costs were $55.4 million in 2016, $76.4 million in 2015, and $68.8 million in 2014.
Environmental Matters
Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2017 and 2018.
Employees
At December 31, 2016, we employed approximately 21,000 employees serving clients around the world.
International and Domestic Operations
We serve clients around the world, including multinational clients with operations in several regions. For the year ended December 31, 2016, approximately one-half of our revenue was derived from the United States and Canada, and the remainder was derived from Europe, the Middle East and Africa; Asia and the Pacific region; and Latin America.
Financial information by geographic area is set forth in Note 15, “Segment information,” of the Notes to Consolidated Financial Statements. For more information on the risks of doing business internationally, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of Unisys as of February 15, 2017 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	57	President and Chief Executive Officer
Tarek El-Sadany	53	Senior Vice President, Technology, and Chief Technology Officer
Eric Hutto	52	Senior Vice President and President, Enterprise Solutions
Gerald P. Kenney	65	Senior Vice President, General Counsel and Secretary
David A. Loeser	62	Senior Vice President, Worldwide Human Resources
Venkatapathi R. Puvvada	56	Senior Vice President; President, Federal Systems
Jeffrey E. Renzi	56	Senior Vice President and President, Global Sales
Ann S. Ruckstuhl	54	Senior Vice President, Chief Marketing Officer
Inder M. Singh	58	Senior Vice President, Chief Financial Officer
Andrew J. Stafford	52	Senior Vice President, Services and Delivery
Scott A. Battersby	58	Vice President and Treasurer
Michael M. Thomson	48	Vice President and Corporate Controller
There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef has been President and Chief Executive Officer and a member of the Board of Directors since 2015. Prior to joining Unisys, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef also serves on the President's National Security Telecommunications Advisory Committee, the Boards of the East West Institute and NiSource Inc., the Board of Advisors of Merit Energy Company, LLC and the Advisory Board of Petrus Trust Company, L.T.A. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an officer since 2015.
Mr. El-Sadany has been Senior Vice President, Technology, and Chief Information Officer since 2015. Prior to joining Unisys, Mr. El-Sadany was Chief Operating Officer of Remedy Informatics, a provider of healthcare and life sciences predictive informatics solutions (2012-2014). Prior to Remedy, he served as Chairman and Chief Executive Officer of Egypt National Post and Chief Executive Officer of the Technology Innovation and Entrepreneurship Center of Egypt (2008-2012). Other positions held by Mr. El-Sadany include Senior Vice President of Development and Head of Operations at Iris Financial Solutions (2006-2008), Vice President of Global Product Support Services at Oracle Corporation (2003-2005), and Founder, Chief Executive Officer and Chief Technology Officer of DatAcme Corporation (2001-2003). Mr. El-Sadany has been an officer since 2015.
Mr. Hutto has been Senior Vice President and President, Enterprise Solutions since 2015, after joining Unisys earlier in that year as Vice President and General Manager, U.S. and Canada, Enterprise Solutions. Prior to joining Unisys, Mr. Hutto held senior leadership positions with Dell Services (a unit of Dell Inc.) (2006-2015), serving most recently as Global Vice President/General Manager, Infrastructure, Cloud and Consulting and Vice President/General Manager, Americas. Mr. Hutto has been an officer since 2015.
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

Mr. Puvvada has been Senior Vice President and President, Federal Systems since 2015. Mr. Puvvada had been serving as acting President of Federal Systems since 2014. Prior to that time, he served as group Vice President for the Unisys federal civilian agency business since 2010. From 2005 to 2010, he was Managing Partner and Chief Technology Officer for Unisys Federal Systems. Previously, Mr. Puvvada held various management positions since joining Unisys in 1992. Mr. Puvvada has been an officer since 2015.
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
Ms. Ruckstuhl has been Senior Vice President and Chief Marketing Officer since December 2016. Prior to joining Unisys, she had been the Chief Marketing Officer at Soasta Inc., a digital performance management platform provider, from 2012 to 2016. Previously, Ms. Ruckstuhl was the Chief Marketing Officer at Live Ops (2012-2015), and head of marketing at Symantec’s NortonLive Services (2009-2011). She has also held marketing leadership positions with several other technology companies including Optony, Inc., Zmanda, Inc., Sybase, Inc., and eBay, Inc. Ms. Ruckstuhl has been an officer since December 2016.
Mr. Singh has been Senior Vice President and Chief Financial Officer since November 2016. He joined Unisys as Senior Vice President, Chief Marketing and Strategy Officer in March 2016. Prior to joining Unisys, he had been a Managing Director focusing on the technology, media and telecommunications sectors at Sun Trust Robinson Humphreys, Inc. from 2014 to 2016. Previously, Mr. Singh served as Senior Vice President, Strategy and Finance for Comcast Corporation from 2012 to 2014 and as Vice President, Corporate Financial Strategy at Cisco Systems from 2009 to 2012. He has held other leadership roles at Cisco Systems, Lehman Brothers, Prudential Securities, Lucent Technologies, Inc., AT&T Corporation, and the American Express Company. Mr. Singh has been an officer since March 2016.
Mr. Stafford has been Senior Vice President, Services since April 2016. Prior to joining Unisys, Mr. Stafford was a Senior Managing Director at Accenture from 2012 to 2013, where he led the firm’s Global Delivery Network for Technology. Previously at Accenture, he led the delivery centers in Asia Pacific from 2009 to 2012 and delivery teams globally from 2005 to 2009. Mr. Stafford has also served as the Chief Operating Officer, Procurement Services for Xchanging Group PLC, as Chief Technology Officer for Virgin.com (Virgin Group), as a Partner in Deloitte Consulting’s technology practice and has held leadership positions at Computacenter PLC and Andersen Consulting. Mr. Stafford has been an officer since April 2016
Mr. Battersby has been Vice President and Treasurer since 2000. Prior to that time, he served as Vice President of Corporate Strategy and Development (1998-2000) and Vice President and Assistant Treasurer (1996-1998). Mr. Battersby has been an officer since 2000.
Mr. Thomson has been Vice President and Corporate Controller since 2015. Prior to joining Unisys, Mr. Thomson served as Controller of Towers Watson from 2010 until 2015, and he previously held the same position at Towers Perrin from December 2007 until the consummation of the 2010 merger between Watson Wyatt and Towers Perrin. He also served as principal accounting officer of Towers Watson from 2012 until October 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an officer since 2015.

ITEM 1A. RISK FACTORS
Factors that could affect future results include the following:
Future results may be adversely impacted if the company is unable to improve revenue and margins in its services business.
The company's strategy places an emphasis on an industry vertical go-to-market approach with an increased focus within the company’s services business on higher value and higher margin offerings. The company’s ability to grow revenue and profitability in this business will depend on the level of demand for projects and the portfolio of solutions the company offers for specific industries. It will also depend on an efficient utilization of services delivery personnel. Revenue and profit margins in this business are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, revenue and profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition resources from completed projects to new engagements, and its ability to forecast demand for services and thereby maintain appropriate resource levels. The company’s results of operations and financial condition may be adversely impacted if sales of higher margin offerings do not offset declines resulting from a reduced focus on lower margin offerings.
Future results may be adversely impacted if the company is unable to maintain its installed base and sell new products in its technology business.
The company continues to invest in its ClearPath Forward™ operating system software in order to improve its renewal rate with existing clients in its Technology business. If clients do not believe in the value proposition provided by ClearPath Forward™ or choose not to renew their contracts for any other reason, there may not be a meaningful return on these investments, and revenue could decline meaningfully. The company also continues to invest in its Stealth® family of software, as well as in industry-specific software for its target sectors and focus industries. If the company is unsuccessful in selling these Stealth® products or industry-specific software and related services, there may not be a meaningful return on these investments. Further, the revenues generated by Stealth® and other new software and related services may be insufficient to offset any revenue declines caused if the company is unable to retain its installed base.
The company’s future results may be adversely impacted if it is unable to effectively anticipate and respond to volatility and rapid technological innovation in its industry.
The company operates in a highly volatile industry characterized by rapid technological innovation, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company’s ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative services and products on a timely and cost-effective basis using new delivery models such as cloud computing. The company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, services and products developed by competitors may make the company’s offerings less competitive.
If the company is unable to access the financing markets, it may adversely impact the company’s business and liquidity.
Market conditions may impact the company’s ability to access the financing markets on terms acceptable to the company or at all. If the company is unable to access the financing markets, the company would be required to use cash on hand to fund operations and repay outstanding debt, including the company’s remaining 6.25% senior notes due August 15, 2017 and repay any amounts it may borrow under the company’s secured revolving credit facility. There is no assurance that the company will be able to generate sufficient cash to fund its operations and refinance such debt. A failure by the company to generate such cash would have a material adverse effect on its business if the company were unable to access financing markets. Additionally, even if the company is able to generate sufficient cash to refinance such debt, the company may need to delay the completion of its remaining cost reduction initiatives in some jurisdictions and cash available to the company for working capital and other corporate uses could be reduced. Market conditions may also impact the company’s ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments the company uses to conduct its business.
In addition, the company has had, and continues to have, discussions regarding potential debt and other financing transactions with a variety of sources and on a variety of structures and terms. There is no assurance that the company will consummate a transaction with any potential financing sources or what the terms of any such transaction would be.
The company has significant pension obligations and may be required to make additional significant cash contributions to its defined benefit pension plans.
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2016, the company made cash contributions of $132.5 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2017 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $127.7 million, which are comprised of approximately $54.4 million for the company’s U.S. qualified defined benefit pension plan and approximately $73.3 million primarily for non-U.S. defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions, changes in discount rates and, with respect to the company’s international plans, changes in currency rates, the company currently expects to be required to make cash contributions to its worldwide defined benefit pension plans in 2017 in an amount similar to its contributions in 2016. The company also currently anticipates that its required cash contributions will increase in 2018 and beyond.
Deterioration in the value of the company’s worldwide defined benefit pension plan assets, as well as discount rate changes or changes in economic or demographic trends, could require the company to make cash contributions to its defined benefit pension plans in the future in an amount larger than currently anticipated. In addition, the funding of non-U.S. plan deficits over a shorter period of time than currently anticipated could result in making cash contributions to these plans on a more accelerated basis. Increased cash contribution requirements or an acceleration in the due date of such cash contributions would reduce the cash available for working capital, capital expenditures and other corporate uses and may have an adverse impact on the company’s operations, financial condition and liquidity.
The company’s future results may be adversely affected if the company does not realize additional anticipated cost savings or is unable to successfully implement its cost reduction initiatives to drive efficiencies across all of its operations.
In recent years, the company has implemented significant cost-reduction measures and a long-term business strategy to create a more competitive cost structure, simplify its operations and rebalance the company’s global skill set. While the company currently expects to generate additional anticipated cost savings by the conclusion of the program in 2017, there can be no assurance that the company will achieve these savings goals and it expects that it will have to make additional investments in order to do so. In addition, if the company does not manage any related headcount reductions or other cost-cutting measures effectively or timely or is unable to provide services more cost-efficiently, the company’s ability to implement its long-term business strategy could be adversely impacted and it could materially affect the company’s business, results of operations and financial condition.
The company’s future results will depend on its ability to retain significant clients.
The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients. The company could lose clients for reasons such as contract expiration, conversion to a competing service provider, dissatisfaction with the company’s efficiency initiatives, disputes with clients or a decision to in-source services, including contracts with governmental entities as part of the rebid process. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client.
The company faces aggressive competition in the information services and technology marketplace, which could lead to reduced demand for the company’s services and products and could have an adverse effect on the company’s business.
The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company’s competitors include consulting and other professional services firms, systems integrators, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company’s competitors may develop competing services and products that offer better price-performance or that reach the market in advance of the company’s offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could lead to reduced demand for the company’s services and products and could have an adverse effect on the company’s business. Future results will depend on the company’s ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company’s ability to attract and retain talented people.
Cybersecurity breaches could result in the company incurring significant costs and could harm the company’s business and reputation.
The company’s business includes managing, processing, storing and transmitting proprietary and confidential data, including personal information, intellectual property and proprietary business information, within the company’s own IT systems and those that the company designs, develops, hosts or manages for clients. Cybersecurity breaches involving these systems by hackers, other third parties or the company’s employees, despite established security controls, could disrupt these systems or result in the loss or corruption of data or the unauthorized disclosure or misuse of information of the company, its clients or others. This could result in claims, investigations, litigation and legal liability for the company, lead to the loss of existing or potential clients and adversely affect the market’s perception of the security and reliability of the company’s services and products. In addition, such breaches could subject the company to fines and penalties for violations of laws and result in the company incurring other significant costs. This may negatively impact the company’s reputation and financial results.

If the company is unable to attract, motivate and retain experienced and knowledgeable personnel in key positions, its future results could be adversely impacted.
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
In a number of the company’s long-term services contracts, the company’s revenue is based on the volume of services and products provided. As a result, revenue levels anticipated at the contract’s inception are not guaranteed. In addition, some of these contracts may permit termination at the customer’s discretion before the end of the contract’s term or may permit termination or impose other penalties if the company does not meet the performance levels specified in the contracts.
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
The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, contract terms and conditions, and its systems and policies, including the contractor’s purchasing, property, estimating, billing, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract or any amounts improperly billed or charged for products or services will be subject to reimbursement to the government. In addition, government contractors, such as the company, are required to disclose credible evidence of certain violations of law and contract overcharging to the federal government. If the company is found to have participated in improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Any negative publicity related to such contracts, regardless of the accuracy of such publicity, may adversely affect the company’s business or reputation.
A significant disruption in the company’s IT systems could adversely affect the company’s business and reputation.
We rely extensively on our IT systems to conduct our business and perform services for our clients. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, cybersecurity breaches and catastrophic events. If our systems are accessed without our authorization, damaged or fail to function properly, we could incur substantial repair or replacement costs, experience data loss and impediments to our ability to conduct our business, and damage the market’s perception of our services and products. In addition, a disruption could result in the company failing to meet performance standards and obligations in its client contracts, which could subject the company to liability, penalties and contract termination. This may adversely affect the company’s reputation and financial results.

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
A termination of the company’s U.S. defined benefit pension plan would adversely affect the company’s financial condition and results of operations.
As of December 31, 2016, the company had approximately $1.52 billion of unfunded pension obligations under its U.S. defined benefit pension plan. The Pension Benefit Guaranty Corporation (the “PBGC”) has authority under the Employment Retirement Income Security Act of 1974, as amended, to terminate an underfunded defined benefit pension plan under certain circumstances, including when (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, or (3) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. If the PBGC were to terminate the company’s U.S. defined benefit pension plan, the company’s obligations with respect to such plan would become due and payable in full. Any such event or the failure by the company to pay its pension plan insurance premiums with respect to its U.S. defined benefit pension plan could result in the PBGC obtaining a lien on the company’s assets. Such an event would result in an event of default under the company’s debt agreements and would materially and adversely affect the Company’s financial condition and results of operations.
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
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. See Note 14, "Litigation and contingencies," of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2016, we had ten major facilities in the United States with an aggregate floor space of approximately 1.4 million square feet, located in Minnesota, Pennsylvania, Virginia, Utah, California, Georgia and Texas. We owned one of these facilities, with aggregate floor space of approximately 0.3 million square feet; nine of these facilities, with approximately 1.1 million square feet of floor space, were leased to us. Approximately 1.2 million square feet of the U.S. facilities were in current operation and approximately 0.2 million square feet were subleased to others.
As of December 31, 2016, we had ten major facilities outside the United States with an aggregate floor space of approximately 1.1 million square feet, located in the United Kingdom, India, Brazil, Australia, Hungary and New Zealand. We owned one of these facilities, with approximately 0.2 million square feet of floor space; nine of these facilities, with approximately 0.9 million square feet of floor space, were leased to us. Approximately 0.9 million square feet of the facilities outside the United States were in current operation and approximately 0.2 million square feet were subleased to others.
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

ITEM 3. LEGAL PROCEEDINGS
Information with respect to litigation is set forth in Note 14, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth below. At December 31, 2016, there were approximately 50.1 million shares outstanding.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Market price per share	– high	$12.00	$8.58	$10.70	$16.70	$16.70
	– low	7.10	6.72	6.74	8.95	6.72
2015
Market price per share	– high	29.80	23.97	21.20	14.96	29.80
	– low	21.53	19.77	11.49	10.34	10.34
Market prices per share are as quoted on the New York Stock Exchange composite listing.
Holders of Record
At December 31, 2016, there were approximately 6,000 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.

Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2016, with the cumulative total return on the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2011, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2011	2012	2013	2014	2015	2016
Unisys Corporation	$100	$88	$170	$150	$56	$76
S&P 500	$100	$116	$154	$175	$177	$198
S&P 500 IT Services	$100	$117	$148	$156	$166	$183

ITEM 6. SELECTED FINANCIAL DATA

Five-year summary of selected financial data

(Dollars in millions, except per share data)	2016(1),(2)	2015(1),(3)	2014(3)	2013(3)	2012(2),(3)
Results of operations
Revenue	$2,820.7	$3,015.1	$3,356.4	$3,456.5	$3,706.4
Operating profit (loss)	47.6	(55.1)	154.9	219.5	319.2
Income (loss) before income taxes	20.5	(58.8)	145.5	219.4	254.1
Net income (loss) attributable to noncontrolling interests	11.0	6.7	12.6	11.6	11.2
Net income (loss) attributable to Unisys Corporation common shareholders	(47.7)	(109.9)	44.0	92.3	129.4
Earnings (loss) per common share
Basic	(0.95)	(2.20)	0.89	2.10	2.95
Diluted	(0.95)	(2.20)	0.89	2.08	2.84
Financial position
Total assets	$2,021.6	$2,130.0	$2,321.0	$2,497.8	$2,401.2
Long-term debt	194.0	233.7	219.2	205.9	204.8
Deficit	(1,647.4)	(1,378.6)	(1,452.4)	(663.9)	(1,588.7)
Other data
Capital additions of properties	$32.5	$49.6	$53.3	$47.2	$40.1
Capital additions of outsourcing assets	51.3	102.0	85.9	39.9	36.1
Investment in marketable software	63.3	62.1	73.6	64.3	56.4
Depreciation and amortization
Properties	38.9	57.5	52.0	46.7	54.7
Outsourcing assets	51.9	55.7	58.1	53.5	57.9
Amortization of marketable software	64.8	66.9	58.5	59.4	62.0
Common shares outstanding (millions)	50.1	49.9	49.7	44.0	44.0
Stockholders of record (thousands)	6.0	6.2	11.1	11.8	17.0
Employees (thousands)	21.0	23.0	23.2	22.8	22.8

(1)
Includes pretax cost reduction and other charges of $82.1 million and $118.5 million for the years ended December 31, 2016 and 2015, respectively. See Note 3, "Cost reduction actions," of the Notes to Consolidated Financial Statements.

(2)	Includes pretax losses on debt extinguishment of $4.0 million and $30.6 million for the years ended December 31, 2016 and 2012, respectively.

(3)
Total assets and long-term debt were changed to conform to the current-year presentation. See Note 5, "Recent accounting pronouncements and accounting changes," of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur restructuring charges currently estimated at approximately $300 million through 2017. During 2016 and 2015, the company recognized charges of $82.1 million and $118.5 million, respectively, in connection with this plan, principally related to a reduction in employees. As of the end of 2016, the company has recognized total restructuring charges of $200.6 million.
The company reported a 2016 net loss attributable to Unisys Corporation of $47.7 million, or a loss of $0.95 per diluted share, compared with a 2015 net loss attributable to Unisys Corporation of $109.9 million, or a loss of $2.20 per diluted share. The company’s results of operations in the current year primarily reflect lower cost reduction charges, lower pension expense, higher sales of and margins on the company's proprietary enterprise software and servers and savings due to cost reduction actions, partially offset by higher interest and income tax expense.
The company’s underfunded defined benefit pension plan obligations increased by approximately $210 million to $2.17 billion at December 31, 2016 from $1.96 billion at December 31, 2015, principally due to a decrease in discount rates.
Results of operations
Company results
During 2016, the company recognized charges of $82.1 million in connection with its cost-reduction plan, principally related to a reduction in employees. The charges related to work-force reductions were $62.6 million, principally related to severance costs, and were comprised of: (a) a charge of $7.0 million for 351 employees in the U.S. and (b) a charge of $55.6 million for 1,048 employees outside the U.S. In addition, the company recorded charges of $19.5 million comprised of $0.7 million for net asset sales and write-offs, $5.5 million for idle leased facilities and contract amendment and termination costs and $13.3 million for professional fees and other expenses related to the cost reduction effort.
The 2016 charges were recorded in the following statement of income classifications: cost of revenue - services, $42.4 million; selling, general and administrative expenses, $38.0 million; and research and development expenses, $1.7 million.
During 2015, the company recognized charges of $118.5 million in connection with its cost-reduction plan, principally related to a reduction in employees. The charges related to workforce reductions were $78.8 million, principally related to severance costs, and were comprised of: (a) charges of $27.9 million for 700 employees in the U.S. and (b) charges of $50.9 million for 782 employees outside the U.S. In addition, the company recorded charges of $39.7 million comprised of $20.2 million for asset impairments and $19.5 million for other expenses related to the cost reduction effort.
The 2015 charges were recorded in the following statement of income classifications: cost of revenue - services, $52.3 million; cost of revenue - technology, $0.3 million; selling, general and administrative expenses, $53.5 million; and research and development expenses, $12.4 million.
Revenue for 2016 was $2.82 billion compared with $3.02 billion for 2015, a decrease of 6%. Foreign currency fluctuations had a 2-percentage-point negative impact on revenue in the current year compared with the year-ago period.
Services revenue decreased 8% and Technology revenue increased 1% in 2016 compared with 2015. Foreign currency fluctuations had a 2-percentage-point negative impact on Services revenue and a 1-percentage-point negative impact on Technology revenue in the current year compared with the year-ago period.
Revenue for 2015 was $3.02 billion compared with 2014 revenue of $3.36 billion, a decrease of 10%. Foreign currency had an 8-percentage-point negative impact on revenue in 2015 compared with 2014.
Services revenue in 2015 decreased by 6% compared with 2014. Technology revenue in 2015 decreased by 28% compared with 2014.
Revenue from international operations in 2016, 2015 and 2014 was $1.51 billion, $1.56 billion and $1.98 billion, respectively. Foreign currency had a 4-percentage-point negative impact on international revenue in 2016 compared with 2015, and a 12-percentage-point negative impact on international revenue in 2015 compared with 2014. Revenue from U.S. operations was $1.31 billion in 2016, $1.45 billion in 2015 and $1.38 billion in 2014.
Gross profit as a percent of total revenue, or gross profit percent, was 19.8% in 2016, 17.9% in 2015 and 23.2% in 2014. The increase in 2016 from 2015 was principally due to higher sales of the company's proprietary enterprise software and servers in the current year, lower pension expense of $17.3 million, and lower cost reduction charges of $10.2 million. The decline in 2015 from 2014 was due to the cost reduction charges of $52.6 million, higher pension expense of $27.7 million and lower margins in both the Services and Technology segments.

Selling, general and administrative expenses were $455.6 million in 2016 (16.2% of revenue), $519.6 million in 2015 (17.2% of revenue) and $554.1 million in 2014 (16.5% of revenue). The decline in 2016 reflects lower cost reduction charges of $15.5 million, lower pension expense of $5.4 million and savings due to cost reduction actions.
Research and development (R&D) expenses in 2016 were $55.4 million compared with $76.4 million in 2015 and $68.8 million in 2014. Cost reduction charges of $1.7 million were recorded in 2016 compared with $12.4 million in 2015. Exclusive of these charges and lower pension expense of $3.3 million, the decline principally reflects savings due to cost reduction actions.
In 2016, the company reported an operating profit of $47.6 million compared with an operating loss of $55.1 million in 2015 and an operating profit of $154.9 million in 2014. Current year profit principally reflects lower cost reduction charges, lower pension expense, higher sales of and margins on the company's proprietary enterprise software and servers and benefits derived from the cost reduction actions.
Pension expense for 2016 was $82.7 million compared with $108.7 million in 2015 and $73.8 million in 2014. For 2017, the company expects to recognize pension expense of approximately $98.0 million. The expected increase in pension expense in 2017 compared with 2016 is principally due to higher amortization of net actuarial losses. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.
Interest expense was $27.4 million in 2016, $11.9 million in 2015 and $9.2 million in 2014. The increase in 2016 compared with 2015 was principally caused by the issuance of convertible notes (see Note 9, "Debt," of the Notes to Consolidated Financial Statements).
Other income (expense), net was income of $0.3 million in 2016, compared with income of $8.2 million in 2015 and expense of $0.2 million in 2014. Included in 2016 was a loss on debt extinguishment of $4.0 million. Foreign exchange gains were $2.3 million in 2016 compared with gains in 2015 of $8.1 million and losses of $7.0 million in 2014.
Income (loss) before income taxes in 2016 was income of $20.5 million compared with a loss of $58.8 million in 2015 and income of $145.5 million in 2014. Income before income taxes in 2016 primarily reflects lower cost reduction charges, lower pension expense, higher sales of and margins on the company's proprietary enterprise software and servers and savings due to cost reduction actions, partially offset by higher interest expense.
The provision for income taxes in 2016, 2015 and 2014 was $57.2 million, $44.4 million and $86.2 million, respectively. In 2016, 2015 and 2014, the provision for income taxes includes a benefit (provision) of $16.4 million, $5.4 million and $(7.0) million, respectively, related to changes in judgment on the realizability of certain of its deferred tax assets. The 2016 and 2015 income tax provisions include a charge of $3.5 million and $9.1 million, respectively, due to reductions in the UK income tax rate (see Note 7, "Income taxes," of the Notes to Consolidated Financial Statements).
The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to its full valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly period to period depending on the geographic distribution of income.
The realization of the company’s net deferred tax assets as of December 31, 2016 is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Net income (loss) attributable to Unisys Corporation common shareholders for 2016 was a loss of $47.7 million, or a loss of $0.95 per diluted common share, compared with a loss of $109.9 million, or $2.20 per diluted common share, in 2015 and income of $44.0 million, or $0.89 per diluted common share, in 2014.
Segment results
The company has two business segments: Services and Technology. Revenue classifications within the Services segment are as follows:

•
Cloud and infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive, and manage and secure their IT infrastructure and operations more economically.

•
Application services. This represents revenue from helping clients transform their business processes by providing advanced solutions for select industries, developing and managing new leading-edge applications, offering advanced data analytics and modernizing existing enterprise applications.

•
Business process outsourcing (BPO) services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on software and hardware shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company software and hardware to customers. The Services segment also includes the sale of software and hardware products sourced from third parties that are sold to customers through the company’s Services channels. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2016, 2015 and 2014 was $0.7 million, $9.2 million and $17.0 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. See Note 15, "Segment information," of the Notes to Consolidated Financial Statements.

Information by business segment for 2016, 2015 and 2014 is presented below:

(millions)	Total	Corporate	Services	Technology
2016
Customer revenue	$2,820.7		$2,406.3	$414.4
Intersegment		$(22.6)	—	22.6
Total revenue	$2,820.7	$(22.6)	$2,406.3	$437.0
Gross profit percent	19.8%		16.2%	59.9%
Operating income percent	1.7%		1.9%	37.0%

2015
Customer revenue	$3,015.1		$2,605.6	$409.5
Intersegment		$(49.0)	0.1	48.9
Total revenue	$3,015.1	$(49.0)	$2,605.7	$458.4
Gross profit percent	17.9%		15.8%	55.3%
Operating income percent	(1.8)%		2.3%	24.8%

2014
Customer revenue	$3,356.4		$2,785.7	$570.7
Intersegment		$(58.4)	0.3	58.1
Total revenue	$3,356.4	$(58.4)	$2,786.0	$628.8
Gross profit percent	23.2%		17.4%	55.3%
Operating income percent	4.6%		3.4%	21.9%
Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, for 2016, 2015 and 2014 is presented below:

Year ended December 31 (millions)	2016	2015	Percentage Change	2014	Percentage Change
Services
Cloud & infrastructure services	$1,352.9	$1,513.1	(10.6)%	$1,704.9	(11.2)%
Application services	859.0	868.9	(1.1)%	819.8	6.0%
BPO services	194.4	223.6	(13.1)%	261.0	(14.3)%
	2,406.3	2,605.6	(7.6)%	2,785.7	(6.5)%
Technology	414.4	409.5	1.2%	570.7	(28.2)%
Total	$2,820.7	$3,015.1	(6.4)%	$3,356.4	(10.2)%
In the Services segment, customer revenue was $2.4 billion in 2016, $2.6 billion in 2015 and $2.8 billion in 2014. Foreign currency fluctuations had a 2-percentage-point negative impact on revenue in 2016 compared with 2015.
Revenue from cloud & infrastructure services was $1.4 billion in 2016 down 10.6% compared with 2015, and 2015 was down 11.2% from 2014. Foreign currency fluctuations had a 1-percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 1.1% for 2016 compared with 2015, and 2015 was up 6.0% compared with 2014. Foreign currency fluctuations had a 3-percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business processing outsourcing services revenue decreased 13.1% in 2016 compared with 2015, and was down 14.3% in 2015 compared with 2014. Foreign currency fluctuations had an 8-percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit percent was 16.2% in 2016 compared with 15.8% in 2015 and 17.4% in 2014. The increase in gross profit percent from 2015 to 2016 principally reflects the company's ongoing efforts to enhance efficiency in the Services business. Services operating income percent was 1.9% in 2016 compared with 2.3% in 2015 and 3.4% in 2014. Operating profit margin in 2016 was impacted by an increase in selling, general and administrative expenses related to ongoing investments in improving the company's capabilities.
In the Technology segment, customer revenue increased 1.2% to $414.4 million in 2016 compared with $409.5 million in 2015. Revenue in 2015 decreased 28.2% compared with 2014. The increase in Technology customer revenue is due to higher sales of the company's proprietary enterprise software and servers in 2016. Foreign currency translation had a 1-percentage-point negative impact on Technology revenue in 2016 compared with 2015.
Technology gross profit was 59.9% in 2016 compared with 55.3% in both 2015 and 2014. Technology operating income percent was 37.0% in 2016 compared with 24.8% in 2015 and 21.9% in 2014. The increase in gross profit and operating income percentage in 2016 compared with 2015 principally reflects increased sales of the company's proprietary enterprise software and servers in the current period coupled with savings due to cost reduction actions.
New accounting pronouncements
See Note 5, "Recent accounting pronouncements and accounting changes," of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected 2017 cash requirements.
Cash and cash equivalents at December 31, 2016 were $370.6 million compared with $365.2 million at December 31, 2015.
As of December 31, 2016, $262.3 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance. See Note 7, "Income taxes," of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.
During 2016, cash provided by operations was $218.2 million compared with cash provided by operations of $1.2 million in 2015. The current period was positively impacted by a lower net loss, improved working capital and a decrease in contributions to the company's defined benefit pension plans. During 2016, the company contributed cash of $132.5 million to such plans compared with $148.3 million during 2015. This was partially offset by a $15.5 million increase in cash used for cost reduction actions.
Cash used for investing activities in 2016 was $182.2 million compared with cash usage of $177.9 million in 2015. Net purchases of investments in 2016 were $34.1 million compared with net proceeds of $25.4 million in 2015. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $32.5 million in 2016 compared with $49.6 million in 2015, capital additions of outsourcing assets were $51.3 million in 2016 compared with $102.0 million in 2015 and the investment in marketable software was $63.3 million in 2016 compared with $62.1 million in 2015. The decrease in capital additions of properties and outsourcing assets were reflective of the company's shift to a more asset-lite business model.
Cash used for financing activities during 2016 was $16.7 million compared with cash provided by financing activities of $90.6 million in 2015. During 2016, the company issued $213.5 million of its 5.50% convertible senior notes. In connection with the issuance of the notes, the company paid $ $27.3 million to enter into privately negotiated capped call transactions with the initial purchasers and/or affiliates of the initial purchasers. The Company also retired $115.0 million of its 6.25% senior notes and paid down $65.8 million of short-term borrowings related to its revolving credit facility in 2016. See Note 9, "Debt," of the Notes to Consolidated Financial Statements. Included in 2015 were proceeds from the issuance of long-term debt of $31.8 million and net proceeds of short-term borrowings of $65.8 million under the company's revolving credit agreement.
At December 31, 2016, total debt was $300.0 million compared with $310.5 million at December 31, 2015. The decrease was principally caused by the repurchase of $115.0 million of its 6.25% senior notes and repayment of borrowings under its revolving credit facility partially offset by the issuance of $213.5 million of its 5.50% convertible senior notes.
The company has a secured revolving credit facility, expiring in June 2018, that provides for loans and letters of credit up to an aggregate amount of $150.0 million (with a limit on letters of credit of $100.0 million). At December 31, 2016, the company had no borrowings and $11.3 million of letters of credit outstanding under this facility. Borrowing limits under the facility are based upon the amount of eligible U.S. accounts receivable. At December 31, 2016, availability under the facility was $102.5 million net of letters of credit issued. Borrowings under the facility bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.
At December 31, 2016, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
At December 31, 2016, the company had outstanding standby letters of credit and surety bonds totaling approximately $298 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
As described more fully in Notes 3, "Cost reduction actions," 9, "Debt," and 11, "Rental expense and commitments," of the Notes to Consolidated Financial Statements, at December 31, 2016, the company had certain cash obligations, which are due as follows:

(millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including current portion)	$300.0	$106.0	$11.6	$181.6	$0.8
Interest payments on debt	59.5	18.0	23.8	17.7	—
Operating leases	173.1	47.8	68.3	35.9	21.1
Work-force reductions	35.2	21.2	14.0	—	—
Total	$567.8	$193.0	$117.7	$235.2	$21.9
In connection with the company’s aforementioned cost reduction actions, the company currently estimates cash expenditures for this program to be approximately $280 million through 2019, approximately $74 million and $59 million of which were made in 2016 and 2015, respectively. The company currently expects to generate annualized net cost savings (principally related to workforce reductions) of approximately $230 million exiting 2017.
As described in Note 16, "Employee plans," of the Notes to Consolidated Financial Statements, in 2017, the company expects to make cash contributions to its worldwide defined benefit pension plans of approximately $127.7 million, which is comprised of $73.3 million primarily for non-U.S. defined benefit pension plans and $54.4 million for the company’s U.S. qualified defined benefit pension plan.
The company maintains a shelf registration statement with the Securities and Exchange Commission that covers the offer and sale of up to $700.0 million of debt or equity securities. Subject to the company’s ongoing compliance with securities laws, the company may offer and sell debt and equity securities from time to time under the shelf registration statement.
In addition, from time to time the company has explored, and expects to continue to explore, a variety of debt and equity sources and a variety of structures and terms to refinance its 6.25% senior notes and to fund its liquidity and capital needs. There is no assurance that the company will consummate a transaction with any potential financing sources or what the terms of any such transaction would be.
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
Critical accounting policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. The company bases its estimates and judgments on historical experience and on other assumptions that it believes are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments and assumptions and actual results, the financial statements will be affected. Although there are a number of accounting policies, methods and estimates affecting the company’s financial statements as described in Note 1, "Summary of significant accounting policies," of the Notes to Consolidated Financial Statements, the following critical accounting policies reflect the significant estimates, judgments and assumptions. The development and selection of these critical accounting policies have been determined by management of the company and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors.
Revenue recognition
Many of the company’s sales agreements contain standard business terms and conditions; however, some agreements contain multiple elements or non-standard terms and conditions. As discussed in Note 1, "Summary of Significant accounting policies," of the Notes to Consolidated Financial Statements, the company enters into multiple-element arrangements, which may include any combination of hardware, software or services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. The company recognizes revenue on delivered elements only if: (a) any undelivered services or products are not essential to the functionality of the delivered services or products, (b) the company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered services or products, (c) there is evidence of the selling price for each undelivered service or product, and (d) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized as the undelivered elements are delivered. For arrangements with multiple elements involving the licensing or sale of software and software-related elements, the allocation of revenue is based on vendor-specific objective evidence (VSOE), which is based upon normal pricing and discounting practices for those services and products when sold separately. The company’s continued ability to determine VSOE of fair value will depend on continued sufficient volumes and sufficient consistent pricing of stand-alone sales of such undelivered elements. In addition, the company’s revenue recognition policy states that revenue is not recognized until collectability is deemed probable. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
For long-term fixed price systems integration contracts, the company recognizes revenue and profit as the contracts progress using the percentage-of-completion method of accounting, which relies on estimates of total expected contract revenues and costs. The company follows this method because reasonably dependable estimates of the revenue and costs applicable to various elements of a contract can be made. The financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts and therefore, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve. For other systems integration projects, the company recognizes revenue when the services have been performed.
In addition to outright sales, the company sells hardware under bundled lease arrangements which typically include hardware, services and a financing component. Recognizing revenue under these arrangements requires the company to allocate the total consideration received to the lease and non-lease deliverables included in the bundled arrangement, based upon the estimated fair values of each element.
Outsourcing
Typically, the initial terms of the company’s outsourcing contracts are between 3 and 5 years. Revenue under these contracts is recognized when the company performs the services or processes transactions in accordance with contractual performance standards. Customer prepayments (even if nonrefundable) are deferred (classified as a liability) and recognized systematically as revenue over the initial contract term.
Costs on outsourcing contracts are charged to expense as incurred. However, direct costs incurred related to the inception of an outsourcing contract (principally initial customer setup) are deferred and charged to expense over the initial contract term. In addition, the costs of equipment and software, some of which are internally developed, are capitalized and depreciated over the shorter of their life or the initial contract term.
Recoverability of outsourcing assets is subject to various business risks. Quarterly, the company compares the carrying value of the outsourcing assets with the undiscounted future cash flows expected to be generated by the outsourcing assets to determine if the assets are impaired. If impaired, the outsourcing assets are reduced to an estimated fair value on a discounted cash flow approach. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.
Income Taxes
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
At December 31, 2016 and 2015, the company had deferred tax assets in excess of deferred tax liabilities of $2,224.5 million and $2,139.3 million, respectively. For the reasons cited below, at December 31, 2016 and 2015, management determined that it is more likely than not that $139.9 million and $114.4 million, respectively, of such assets will be realized, resulting in a valuation allowance of $2,084.6 million and $2,024.9 million, respectively.
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company’s historical profitability, forecast of future taxable income and available tax-planning strategies that could be implemented to realize the net deferred tax assets. The company uses tax-planning strategies to realize or renew net deferred tax assets to avoid the potential loss of future tax benefits. Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets. Factors that may affect the company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, delays in product availability or technological obsolescence. See “Item 1A. Risk Factors.”
Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively ("Tax Attributes"), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). The company has determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in February 2011. Any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2016 is approximately $307.0 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 7, "Income taxes," of the Notes to Consolidated Financial Statements.

The company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The company operates within federal, state and international taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. As a result, the actual income tax liabilities in the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published.
Accounting rules governing income taxes also prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company maintains reserves for estimated tax exposures including penalties and interest. Income tax exposures include potential challenges of intercompany pricing and other tax matters. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness. See Note 7, "Income taxes," of the Notes to Consolidated Financial Statements.
Pensions
Accounting rules governing defined benefit pension plans require that amounts recognized in financial statements be determined on an actuarial basis. The measurement of the company’s pension obligations, costs and liabilities is dependent on a variety of assumptions selected by the company and used by the company’s actuaries. These assumptions include estimates of the present value of projected future pension payments to plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions used in developing the required estimates include the following key factors: discount rates, salary growth, retirement rates, inflation, expected return on plan assets and mortality rates.
As permitted for purposes of computing pension expense, the company uses a calculated value of plan assets (which is further described below). This allows the effects of the performance of the pension plan’s assets on the company’s computation of pension income or expense to be amortized over future periods. A substantial portion of the company’s pension plan assets relates to its qualified defined benefit plan in the United States.
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2017, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 6.80%, and on the company’s non-U.S. plan assets will be 5.30%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $9 million and $6 million, respectively, in pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2016, for the company’s U.S. qualified defined benefit pension plan, the calculated value of plan assets was $3.61 billion and the fair value was $3.45 billion.
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2016, the company determined this rate to be 4.38% for its U.S. defined benefit pension plans, a decrease of 18 basis points from the rate used at December 31, 2015, and 2.34% for the company’s non-U.S. defined benefit pension plans, a decrease of 96 basis points from the rate used at December 31, 2015. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in pension expense of approximately $1 million and $2 million, respectively, and a change of approximately $118 million and $135 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
Funding requirements for its U.S. qualified pension plan are calculated by the plan’s actuaries based on certain assumptions including, as permitted under the Bi-partisan Budget Act of 2015, a discount rate constrained to be within 10% of the 25-year average of the relevant rates. The effect of this limitation is that the funding discount rate is higher than the GAAP discount rate applied for balance sheet purposes, and the liability is therefore lower. In addition, this constraint mitigates the effect of changes in market interest rates on the funding discount rate and the funding liability. Changes to the benefit obligation caused by a 25 basis point change noted above are related to the balance sheet obligation and are not necessarily indicative of the impact on the funding liability.
Gains and losses are defined as changes in the amount of either the projected benefit obligation or plan assets resulting from experience different from that assumed and from changes in assumptions. Because gains and losses may reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another and vice versa, the accounting rules do not require recognition of gains and losses as components of net pension cost of the period in which they arise.
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plan and the company’s non-U.S. pension plans, that period is approximately 19 and 26 years, respectively. At December 31, 2016, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plan and the company’s non-U.S. pension plans was $2.64 billion and $1.07 billion, respectively.
For the year ended December 31, 2016, the company recognized consolidated pension expense of $82.7 million, compared with $108.7 million for the year ended December 31, 2015. For 2017, the company expects to recognize pension expense of approximately $98.0 million. See Note 16, "Employee plans," of the Notes to Consolidated Financial Statements.
Goodwill
Accounting rules governing goodwill require a company test goodwill for impairment at least annually, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying amount may not be recoverable.
When determining the fair value of a reporting unit, as appropriate for the individual reporting unit, the company uses both an income and market approach. The methodology used to determine the fair values using the income and market approaches, as described below, are weighted to determine the fair value for each reporting unit.
The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method used is the discounted cash flow method. The company starts with a forecast of all expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then a reporting unit-specific discount rate is applied to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, long term growth rate and the discount rate. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on various market factors and specific risk characteristics of each reporting unit.
The market approach relies primarily on external information for estimating the fair value. Some of the more significant estimates and assumptions inherent in this approach include the selection of appropriate guideline companies and the selected performance metric used in this approach.
Estimating the fair value of reporting units requires the use of estimates and significant judgments about key assumptions. There are a number of factors including potential events and changes in circumstances that could change in future periods, including: projected operating results; valuation multiples exhibited by the company and by companies considered comparable to the reporting units; and other macro-economic factors that could impact the discount rate. It is reasonably possible that the judgments and estimates described above could change in future periods.
Goodwill by reporting unit at December 31, 2016, was as follows (dollars in millions):

Reporting unit	Carrying value of goodwill at December 31, 2016
Cloud and infrastructure	$32.8
Application services	26.6
Business process outsourcing	10.5
Technology	108.7
Total	178.6

As a result of the impairment review work, the company concluded that none of its goodwill was impaired as of December 31, 2016, and does not believe that any of its reporting units are at risk of failing step one of the impairment test since all reporting unit fair values were substantially in excess of carrying value as of the last impairment test.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its short-term and long-term debt. In general, the company’s long-term debt is fixed rate and, to the extent it has any, its short-term debt is variable rate. See Note 9, “Debt,” of the Notes to Consolidated Financial Statements for components of the company’s long-term debt. The company believes that the market risk assuming a hypothetical 10% increase in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.
Market risk
As of December 31, 2016, the company has outstanding $213.5 million of Convertible Senior Notes due 2021 and $95.0 million of Senior Notes due 2017. The interest rates on these notes are fixed and therefore do not expose the company to risk related to rising interest rates. As of December 31, 2016, the fair value of the Convertible Senior Notes was $379.8 million. In connection with the offering of the Convertible Senior Notes, the company paid $27.3 million to purchase a capped call covering approximately 21.9 million shares of the company's common stock. If the price per share of the company's common stock is below $9.76, these capped call transactions would provide no benefit from potential dilution. If the price per share of the company's common stock is above $12.75, then to the extent of the excess, these capped call transactions would result in no additional benefit for potential dilution at conversion.
Foreign currency exchange rate risk
The company is also exposed to foreign currency exchange rate risks. The company is a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect consolidated revenue and operating margins as expressed in U.S. dollars. Currency exposure gains and losses are mitigated by purchasing components and incurring expenses in local currencies.
In addition, the company uses derivative financial instruments, primarily foreign exchange forward contracts, to reduce its exposure to market risks from changes in foreign currency exchange rates on intercompany balances. See Note 12, "Financial instruments and concentration of credit risks," of the Notes to Consolidated Financial Statements for additional information on the company’s derivative financial instruments.
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2016 and 2015, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $36 million and $17 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management's Report on the Financial Statements
The management of the company is responsible for the integrity of its financial statements. These statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on the best estimates and judgments of management. Financial information included elsewhere in this report is consistent with that in the financial statements.
KPMG LLP, an independent registered public accounting firm, has audited the company’s financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The Board of Directors, through its Audit and Finance Committee, which is composed entirely of independent directors, oversees management’s responsibilities in the preparation of the financial statements and selects the independent registered public accounting firm, subject to stockholder ratification. The Audit and Finance Committee meets regularly with the independent registered public accounting firm, representatives of management, and the internal auditors to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, the internal auditors and representatives of KPMG LLP have full access to meet with the Audit and Finance Committee, with or without management representatives present, to discuss the results of their audits and their observations on the adequacy of internal controls and the quality of financial reporting.

Management's Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2016, based on the specified criteria.
KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2016, as stated in its report that appears herein.

Peter Altabef	Inder M. Singh
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Unisys Corporation:
We have audited the accompanying consolidated balance sheets of Unisys Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, deficit and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Unisys Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Unisys Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unisys Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Unisys Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 21, 2017

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per share data)

Year ended December 31,	2016	2015	2014
Revenue
Services	$2,406.3	$2,605.6	$2,785.7
Technology	414.4	409.5	570.7
	2,820.7	3,015.1	3,356.4
Costs and expenses
Cost of revenue:
Services	2,092.9	2,306.7	2,337.8
Technology	169.2	167.5	240.8
	2,262.1	2,474.2	2,578.6
Selling, general and administrative expenses	455.6	519.6	554.1
Research and development expenses	55.4	76.4	68.8
	2,773.1	3,070.2	3,201.5
Operating profit (loss)	47.6	(55.1)	154.9
Interest expense	27.4	11.9	9.2
Other income (expense), net	0.3	8.2	(0.2)
Income (loss) before income taxes	20.5	(58.8)	145.5
Provision for income taxes	57.2	44.4	86.2
Consolidated net income (loss)	(36.7)	(103.2)	59.3
Net income attributable to noncontrolling interests	11.0	6.7	12.6
Net income (loss) attributable to Unisys Corporation	(47.7)	(109.9)	46.7
Preferred stock dividends	—	—	2.7
Net income (loss) attributable to Unisys Corporation common shareholders	$(47.7)	$(109.9)	$44.0
Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(0.95)	$(2.20)	$0.89
Diluted	$(0.95)	$(2.20)	$0.89
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

Year ended December 31,	2016	2015	2014
Consolidated net income (loss)	$(36.7)	$(103.2)	$59.3
Other comprehensive income
Foreign currency translation	(108.4)	(100.8)	(66.3)
Postretirement adjustments, net of tax of $(13.3) in 2016, $18.1 in 2015 and $(42.5) in 2014	(137.6)	265.7	(756.8)
Total other comprehensive income (loss)	(246.0)	164.9	(823.1)
Comprehensive income (loss)	(282.7)	61.7	(763.8)
Comprehensive income (loss) attributable to noncontrolling interests	27.5	(3.5)	30.5
Comprehensive income (loss) attributable to Unisys Corporation	$(255.2)	$58.2	$(733.3)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions)

As of December 31,	2016	2015
Assets
Current assets
Cash and cash equivalents	$370.6	$365.2
Accounts and notes receivable, net	505.8	581.6
Inventories:
Parts and finished equipment	14.0	20.9
Work in process and materials	15.0	22.9
Prepaid expenses and other current assets	121.9	120.9	*
Total	1,027.3	1,111.5	*
Properties	886.6	876.6
Less – Accumulated depreciation and amortization	741.3	722.8
Properties, net	145.3	153.8
Outsourcing assets, net	172.5	182.0
Marketable software, net	137.0	138.5
Prepaid postretirement assets	33.3	45.1
Deferred income taxes	146.1	127.4	*
Goodwill	178.6	177.4
Other long-term assets	181.5	194.3	*
Total	$2,021.6	$2,130.0	*
Liabilities and deficit
Current liabilities
Notes payable	$—	$65.8
Current maturities of long-term debt	106.0	11.0
Accounts payable	189.0	219.3
Deferred revenue	337.4	335.1
Other accrued liabilities	349.2	329.9	*
Total	981.6	961.1	*
Long-term debt	194.0	233.7	*
Long-term postretirement liabilities	2,292.6	2,111.3
Long-term deferred revenue	117.6	123.3
Other long-term liabilities	83.2	79.2	*
Commitments and contingencies
Deficit
Common stock, par value $.01 per share (100.0 million shares authorized; 52.8 million shares and 52.6 million shares issued)	0.5	0.5
Accumulated deficit	(1,893.4)	(1,845.7)
Treasury stock, at cost	(100.5)	(100.1)
Paid-in capital	4,515.2	4,500.9
Accumulated other comprehensive loss	(4,152.8)	(3,945.3)
Total Unisys stockholders’ deficit	(1,631.0)	(1,389.7)
Noncontrolling interests	(16.4)	11.1
Total deficit	(1,647.4)	(1,378.6)
Total	$2,021.6	$2,130.0	*
*Changed to conform to the current-year presentation. See Note 5.
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2016	2015	2014
Cash flows from operating activities
Consolidated net income (loss)	$(36.7)	$(103.2)	$59.3
Add (deduct) items to reconcile consolidated net income (loss) to net cash provided by operating activities:
Foreign currency transaction losses	0.4	8.4	7.4
Non-cash interest expense	7.0	—	—
Loss on debt extinguishment	4.0	—	—
Employee stock compensation	9.5	9.4	10.4
Depreciation and amortization of properties	38.9	57.5	52.0
Depreciation and amortization of outsourcing assets	51.9	55.7	58.1
Amortization of marketable software	64.8	66.9	58.5
Other non-cash operating activities	1.9	4.6	7.8
Disposal of capital assets	6.2	9.7	1.8
(Gain) loss on sale of businesses and assets	—	—	(0.7)
Pension contributions	(132.5)	(148.3)	(183.4)
Pension expense	82.7	108.7	73.8
Decrease in deferred income taxes, net	2.7	1.2	24.8
Decrease (increase) in receivables, net	87.3	(11.5)	(14.3)
Decrease (increase) in inventories	15.3	(3.7)	6.3
Decrease (increase) in other assets	16.9	14.4	(23.7)
Increase (decrease) in accounts payable and other accrued liabilities	7.1	(61.1)	14.4
Decrease in other liabilities	(9.2)	(7.5)	(31.1)
Net cash provided by operating activities	218.2	1.2	121.4
Cash flows from investing activities
Proceeds from investments	4,455.9	3,831.6	5,654.0
Purchases of investments	(4,490.0)	(3,806.2)	(5,640.3)
Capital additions of properties	(32.5)	(49.6)	(53.3)
Capital additions of outsourcing assets	(51.3)	(102.0)	(85.9)
Investment in marketable software	(63.3)	(62.1)	(73.6)
Other	(1.0)	10.4	3.8
Net cash used for investing activities	(182.2)	(177.9)	(195.3)
Cash flows from financing activities
Proceeds from issuance of long-term debt	213.5	31.8	—
Payments for capped call transactions	(27.3)	—	—
Issuance costs relating to long-term debt	(7.3)	—	—
Payments of long-term debt	(129.8)	(10.4)	—
Proceeds from exercise of stock options	—	3.7	3.4
Net (payments) proceeds from short-term borrowings	(65.8)	65.8	—
Financing fees	—	(0.3)	(0.6)
Common stock repurchases	—	—	(35.7)
Dividends paid on preferred stock	—	—	(4.0)
Net cash (used for) provided by financing activities	(16.7)	90.6	(36.9)
Effect of exchange rate changes on cash and cash equivalents	(13.9)	(43.0)	(34.7)
Increase (decrease) in cash and cash equivalents	5.4	(129.1)	(145.5)
Cash and cash equivalents, beginning of year	365.2	494.3	639.8
Cash and cash equivalents, end of year	$370.6	$365.2	$494.3
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Preferred Stock	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2013	$(663.9)	$(700.5)	$249.7	$0.4	$(1,782.5)	$(62.4)	$4,227.7	$(3,333.4)	$36.6
Consolidated net income	59.3	46.7			46.7				12.6
Stock-based compensation	13.5	13.5				(1.5)	15.0
Dividends declared to preferred holders	(4.0)	(4.0)					(4.0)
Preferred stock conversion	—	—	(249.7)	0.1			249.6
Sale of subsidiary	1.5	—							1.5
Common stock repurchases	(35.7)	(35.7)				(35.7)
Translation adjustments	(66.3)	(61.0)						(61.0)	(5.3)
Postretirement plans	(756.8)	(719.0)						(719.0)	(37.8)
Balance at December 31, 2014	(1,452.4)	(1,460.0)	—	0.5	(1,735.8)	(99.6)	4,488.3	(4,113.4)	7.6
Consolidated net income (loss)	(103.2)	(109.9)			(109.9)				6.7
Stock-based compensation	12.1	12.1				(0.5)	12.6
Translation adjustments	(100.8)	(96.0)						(96.0)	(4.8)
Postretirement plans	265.7	264.1						264.1	1.6
Balance at December 31, 2015	(1,378.6)	(1,389.7)	—	0.5	(1,845.7)	(100.1)	4,500.9	(3,945.3)	11.1
Consolidated net income (loss)	(36.7)	(47.7)			(47.7)				11.0
Stock-based compensation	8.8	8.8				(0.4)	9.2
Discount on debt issuance	33.6	33.6					33.6
Capped call on debt issuance	(27.3)	(27.3)					(27.3)
Expenses of convertible notes	(1.2)	(1.2)					(1.2)
Translation adjustments	(108.4)	(93.3)						(93.3)	(15.1)
Postretirement plans	(137.6)	(114.2)						(114.2)	(23.4)
Balance at December 31, 2016	$(1,647.4)	$(1,631.0)	$—	$0.5	$(1,893.4)	$(100.5)	$4,515.2	$(4,152.8)	$(16.4)
See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share amounts)
Note 1 — Summary of significant accounting policies
Principles of consolidation The consolidated financial statements include the accounts of all majority-owned subsidiaries.
Use of estimates The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, assumptions used in the measurement of progress toward completion for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
Cash equivalents All short-term investments purchased with a maturity of three months or less and certificates of deposit which may be withdrawn at any time at the discretion of the company without penalty are classified as cash equivalents.
Inventories Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method.
Properties Properties are carried at cost and are depreciated over the estimated lives of such assets using the straight-line method. The estimated lives used, in years, are as follows: buildings, 20 – 50; machinery and office equipment, 4 – 7; rental equipment, 4; and internal-use software, 3 – 10.
Advertising costs All advertising costs are expensed as incurred. The amount charged to expense during 2016, 2015 and 2014 was $2.7 million, $4.9 million and $8.0 million, respectively.
Shipping and handling Costs related to shipping and handling is included in cost of revenue.
Goodwill Goodwill arising from the acquisition of an entity represents the excess of the cost of acquisition over the fair value of the acquired identifiable assets, liabilities and contingent liabilities of the entity recognized at the date of acquisition. Goodwill is initially recognized as an asset and is subsequently measured at cost less any accumulated impairment losses. Goodwill is held in the currency of the acquired entity and revalued to the closing rate at each balance sheet date.
The company tests goodwill for impairment annually in the fourth quarter using data as of September 30th of that year, as well as whenever there are events or changes in circumstances (triggering events) that would more likely than not reduce the fair value of one or more reporting units below its respective carrying amount. The impairment assessment involves a two-step test. In step one, the company compares the fair value of each of its reporting units to their respective carrying value. If the carrying value exceeds fair value, then step two of the impairment test is performed to determine if the implied fair value of the goodwill of the reporting unit exceeds the carrying value of that goodwill. If the carrying value of a reporting unit is zero or negative, the second step of the impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In this evaluation a company is required to take into consideration certain qualitative factors and whether there are significant differences between the carrying value and the estimated fair value of its assets and liabilities, and the existence of significant unrecognized intangible assets. Goodwill is impaired when the carrying value of the goodwill exceeds its implied value. Impaired goodwill is written down to its implied fair value through a charge to the consolidated statement of income in the period the impairment is identified.
We estimate the fair value of each reporting unit using a combination of the income approach and market approach.
The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to present value. Cash flow projections are based on management's estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on various market factors and specific risk characteristics of each reporting unit.
The market approach estimates fair value by applying performance metric multiples to the reporting unit's prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.

If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, the company reevaluates its assumptions used in the two models. When considering the weighting between the market approach and income approach, we gave more weighting to the income approach. The higher weighting assigned to the income approach took into consideration that the guideline companies used in the market approach generally represent larger diversified companies relative to the reporting units and may have different long term growth prospects, among other factors.
In order to assess the reasonableness of the calculated reporting unit fair values, the company also compares the sum of the reporting units' fair values to its market capitalization (per share stock price multiplied by shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units' fair values over the market capitalization).
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.
Revenue recognition Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is probable.
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
The company also enters into multiple-element arrangements, which may include any combination of software, hardware, or services. For example, a client may purchase an enterprise server that includes operating system software. In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance for service of the hardware. These arrangements consist of multiple deliverables, with software and hardware delivered in one reporting period and the software support and hardware maintenance services delivered across multiple reporting periods. In another example, the company may provide desktop managed services to a client on a long term multiple year basis and periodically sell software and hardware products to the client. The services are provided on a continuous basis across multiple reporting periods and the software and hardware products are delivered in one reporting period. To the extent that a deliverable in a multiple-deliverable arrangement is subject to specific guidance, that deliverable is accounted for in accordance with such specific guidance. Examples of such arrangements may include leased hardware which is subject to specific leasing guidance or software which is subject to specific software revenue recognition guidance.
In these transactions, the company allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (VSOE) if available, third party evidence (TPE) if VSOE is not available, or the best estimated selling price (ESP) if neither VSOE nor TPE is available. VSOE of selling price is based upon the normal pricing and discounting practices for those services and products when sold separately. TPE of selling price is based on evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, discounts off of list prices, market conditions, competition and other factors. ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.
As mentioned above, some of the company’s multiple-element arrangements may include leased hardware which is subject to specific leasing guidance. Revenue under these arrangements is allocated considering the relative selling prices of the lease and non-lease elements. Lease deliverables include hardware, financing, maintenance and other executory costs, while non-lease deliverables generally consist of non-maintenance services. The determination of the amount of revenue allocated to the lease deliverables begins by allocating revenue to maintenance and other executory costs plus a profit thereon. These elements are generally recognized over the term of the lease. The remaining amounts are allocated to the hardware and financing elements. The amount allocated to hardware is recognized as revenue monthly over the term of the lease for those leases which are classified as operating leases and at the inception of the lease term for those leases which are classified as sales-type leases. The amount of finance income attributable to sales-type leases is recognized on the accrual basis using the effective interest method.
For multiple-element arrangements that involve the licensing, selling or leasing of software, for software and software-related elements, the allocation of revenue is based on VSOE. There may be cases in which there is VSOE of fair value of the undelivered elements but no such evidence for the delivered elements. In these cases, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered elements equals the total arrangement consideration less the aggregate VSOE of fair value of the undelivered elements.

For multiple-element arrangements that include services or products that (a) do not include the licensing, selling or leasing of software, or (b) contain software that is incidental to the services or products as a whole or (c) contain software components that are sold, licensed or leased with tangible products when the software components and non-software components (i.e., the software and hardware) of the tangible product function together to deliver the tangible product’s essential functionality (e.g., sales of the company’s enterprise-class servers including software and hardware), or some combination of the above, the allocation of revenue is based on the relative selling prices of each of the deliverables in the arrangement based on the selling price hierarchy, discussed above.
For multiple-element arrangements that include both software and non-software deliverables, the company allocates arrangement consideration to the software group and to the non-software group based on the relative selling prices of the deliverables in the arrangement based on the selling price hierarchy discussed above. For the software group, arrangement consideration is further allocated using VSOE as described above.
The company recognizes revenue on delivered elements only if: (a) any undelivered services or products are not essential to the functionality of the delivered services or products, (b) the company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered services or products, (c) there is evidence of the selling price for each undelivered service or product, and (d) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized as the undelivered elements are delivered. The company evaluates each deliverable in an arrangement to determine whether it represents a separate unit of accounting. A delivered element constitutes a separate unit of accounting when it has standalone value and there is no customer-negotiated refund or return right for the delivered elements. If these criteria are not met, the deliverable is combined with the undelivered elements and the allocation of the arrangement consideration and revenue recognition are determined for the combined unit as a single unit.
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
Income taxes Income taxes are based on income before taxes for financial reporting purposes and reflect a current tax liability for the estimated taxes payable in the current-year tax returns and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The company recognizes penalties and interest accrued related to income tax liabilities in provision for income taxes in its consolidated statements of income.
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products, but not in excess of three years following product release. The company performs quarterly reviews to ensure that unamortized costs remain recoverable from future revenue.
Internal-use software The company capitalizes certain internal and external costs incurred to acquire or create internal-use software, principally related to software coding, designing system interfaces, and installation and testing of the software. These costs are amortized in accordance with the fixed asset policy described above.
Outsourcing assets Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (principally initial customer setup) are deferred and expensed over the initial contract life. Fixed assets and software used in connection with outsourcing contracts are capitalized and depreciated over the shorter of the initial contract life or in accordance with the fixed asset policy described above.
Recoverability of outsourcing assets is subject to various business risks. Quarterly, the company compares the carrying value of the outsourcing assets with the undiscounted future cash flows expected to be generated by the outsourcing assets to determine if there is impairment. If impaired, the outsourcing assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.
Translation of foreign currency The local currency is the functional currency for most of the company’s international subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income (loss). Exchange gains and losses on intercompany balances are reported in other income (expense), net.
For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net.
Stock-based compensation plans Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The company recognizes compensation expense for the fair value of stock options, which have graded vesting, on a straight-line basis over the requisite service period. The company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in selling, general and administrative expenses.
Retirement benefits Accounting rules covering defined benefit pension plans and other postretirement benefits require that amounts recognized in financial statements be determined on an actuarial basis. A significant element in determining the company’s retirement benefits expense or income is the expected long-term rate of return on plan assets. This expected return is an assumption as to the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected pension benefit obligation. The company applies this assumed long-term rate of return to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in retirement benefits expense or income. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset losses or gains affects the calculated value of plan assets and, ultimately, future retirement benefits expense or income.
At December 31 of each year, the company determines the fair value of its retirement benefits plan assets as well as the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the interest rate at which the retirement benefits could be effectively settled. In estimating the discount rate, the company looks to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the retirement benefits. The company uses a portfolio of fixed-income securities, which receive at least the second-highest rating given by a recognized ratings agency.
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its long-term debt (see note 12), derivatives (see note 12) and to its postretirement plan assets (see note 16).
Noncontrolling interest The company owns a fifty-one percent interest in Intelligent Processing Solutions Ltd. (iPSL), a U.K. business processing outsourcing joint venture. The remaining interests, which are reflected as a noncontrolling interest in the company’s financial statements, are owned by three financial institutions for which iPSL performs services.

Note 2 — Earnings per common share
The following table shows how the earnings (loss) per common share attributable to Unisys Corporation were computed for the three years ended December 31, 2016.

Year ended December 31,	2016	2015	2014
Basic earnings (loss) per common share computation
Net income (loss) attributable to Unisys Corporation common shareholders	$(47.7)	$(109.9)	$44.0
Weighted average shares (thousands)	50,060	49,905	49,280
Basic earnings (loss) per common share	$(0.95)	$(2.20)	$0.89
Diluted earnings (loss) per common share computation
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(47.7)	$(109.9)	$44.0
Weighted average shares (thousands)	50,060	49,905	49,280
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	304
Adjusted weighted average shares	50,060	49,905	49,584
Diluted earnings (loss) per common share	$(0.95)	$(2.20)	$0.89
In 2016, 2015 and 2014, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per common share (in thousands): 3,553; 2,915; and 1,929, respectively. In 2016, the following weighted-average number of common shares issuable upon conversion of the 5.50% Convertible Senior Notes due 2021 were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 17,230. In 2014, the following weighted-average mandatory convertible preferred stock was antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 1,171.
Note 3 — Cost reduction actions
In 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur restructuring charges currently estimated at approximately $300 million through 2017.
During 2015, the company recognized charges of $118.5 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $78.8 million and were comprised of: (a) a charge of $27.9 million for 700 employees in the U.S. and (b) a charge of $50.9 million for 782 employees outside the U.S. In addition, the company recorded charges of $39.7 million comprised of $20.2 million for asset impairments and $19.5 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $52.3 million; cost of revenue – technology, $0.3 million; selling, general and administrative expenses, $53.5 million; and research and development expenses, $12.4 million.
During 2016, the company recognized charges of $82.1 million in connection with this plan. The charges related to work-force reductions were $62.6 million, principally related to severance costs, and were comprised of: (a) a charge of $7.0 million for 351 employees in the U.S. and (b) a charge of $55.6 million for 1,048 employees outside the U.S. In addition, the company recorded charges of $19.5 million comprised of $0.7 million for net asset sales and write-offs, $5.5 million for idle leased facilities and contract amendment and termination costs and $13.3 million for professional fees and other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $42.4 million; selling, general and administrative expenses, $38.0 million; and research and development expenses, $1.7 million.

The following table presents a reconciliation of the work-force reduction liability:

	Total	U.S.	International
Charges for work-force reductions	$78.8	$27.9	$50.9
Payments	(45.3)	(23.7)	(21.6)
Translation adjustments	(0.5)		(0.5)
Balance at December 31, 2015	33.0	4.2	28.8
Additional Provisions	66.9	8.3	58.6
Payments	(59.3)	(9.4)	(49.9)
Changes in estimates	(4.3)	(1.3)	(3.0)
Translation adjustments	(1.1)	—	(1.1)
Balance at December 31, 2016	$35.2	$1.8	$33.4
Expected future payments on balance at December 31, 2016
In 2017	$21.2	$1.8	$19.4
Beyond 2017	14.0	—	14.0
Note 4 — Goodwill
During the fourth quarter of 2016, the company performed its annual impairment test of goodwill for all of our reporting units. The fair values of each of the reporting units exceeded their carrying values; therefore, no goodwill impairment was required.
At December 31, 2016, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Processing Outsourcing Services, $10.5.
Changes in the carrying amount of goodwill by segment for the years ended December 31, 2016 and 2015 were as follows:

	Total	Services	Technology
Balance at December 31, 2014	$183.9	$75.2	$108.7
Translation adjustments	(6.5)	(6.5)	—
Balance at December 31, 2015	177.4	68.7	108.7
Translation adjustments	1.2	1.2	—
Balance at December 31, 2016	$178.6	$69.9	$108.7
Note 5 — Recent accounting pronouncements and accounting changes
Effective January 1, 2016, the company adopted new guidance issued by the Financial Accounting Standards Board ("FASB") on the presentation of debt issuance costs. The new guidance requires that debt issuance costs shall be reported in the balance sheet as a direct deduction from the face amount of that debt. Previously the company reported these costs in “Other long-term assets” in the company’s consolidated balance sheets. At December 31, 2015, the amount reclassified was $1.8 million. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB.
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
Effective January 1, 2016, the company adopted new guidance issued by the FASB that removes the requirement to categorize within the fair value hierarchy and make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The new guidance has been applied on a retrospective basis whereby prior-period disclosures have been adjusted to reflect the application of the new guidance. Adoption of this new guidance had no impact on the company’s consolidated results of operations and financial position.
Effective for the annual reporting period ended December 31, 2016, the company adopted new guidance issued by the FASB which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. Adoption of this new guidance had no impact on the company's consolidated results of operations and financial position.
In January 2017, the FASB issued new guidance which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amended guidance, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The company will adopt the new guidance on January 1, 2017. The company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.
In October 2016, the FASB issued new guidance which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This update is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with earlier adoption permitted. The company will adopt the new guidance on January 1, 2017. The company does not expect the adoption to have a material impact on its consolidated results of operations and financial position.
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
In June 2016, the FASB issued new guidance that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, loans and other financial instruments. This update is effective for annual periods beginning after December 15, 2019, with earlier adoption permitted. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated financial statements.
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

In 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows from a contract with a customer. The standard, and its various amendments, is effective for annual reporting periods beginning after December 15, 2017, which for the company is January 1, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, which for the company in January 1, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Generally the new standard would require the company to recognize revenue for certain transactions, including extended payment term software licenses and short-term software licenses, sooner than the current rules would allow. The company will adopt the standard on January 1, 2018 using the modified retrospective method. The company is currently evaluating the impact the adoption of this new standard will have on its consolidated results of operations and financial position and currently does not believe that there will be a material impact upon adoption or on a go-forward basis. However, the final impact cannot be determined until the end of 2017 and it will be impacted by transactions entered into during 2017.
Note 6 — Accounts receivable
Accounts receivable consist principally of trade accounts receivable from customers and are generally unsecured and due within 30 to 90 days. Credit losses relating to these receivables consistently have been within management’s expectations. Expected credit losses are recorded as an allowance for doubtful accounts in the consolidated balance sheets. Estimates of expected credit losses are based primarily on the aging of the accounts receivable balances. The company records a specific reserve for individual accounts when it becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The collection policies and procedures of the company vary by credit class and prior payment history of customers.
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $98.0 million and $93.5 million at December 31, 2016 and 2015, respectively.
At December 31, 2016, receivables under sales-type leases before the allowance for unearned income were collectible as follows: 2017, $27.9; 2018, $30.0; 2019, $20.3; 2020, $8.1; 2021, $0.6; and $0.2 thereafter.
Unearned income, which is deducted from accounts and notes receivable, was $7.0 million and $10.9 million at December 31, 2016 and 2015, respectively. The allowance for doubtful accounts, which is reported as a deduction from accounts and notes receivable, was $22.8 million and $21.1 million at December 31, 2016 and 2015, respectively. The provision for doubtful accounts, which is reported in selling, general and administrative expenses in the consolidated statements of income, was expense of $2.2 million, $3.0 million and $2.7 million, in 2016, 2015 and 2014, respectively.
Note 7 — Income taxes
Following is the total income (loss) before income taxes and the provision for income taxes for the three years ended December 31, 2016.

Year ended December 31,	2016	2015	2014
Income (loss) before income taxes
United States	$(88.3)	$(130.6)	$(19.9)
Foreign	108.8	71.8	165.4
Total income (loss) before income taxes	$20.5	$(58.8)	$145.5
Provision for income taxes
Current
United States	$6.7	$1.0	$2.1
Foreign	47.7	42.2	59.4
State and local	—	0.3	1.0
Total	54.4	43.5	62.5
Deferred
United States	—	—	—
Foreign	2.8	0.9	23.7
Total provision for income taxes	$57.2	$44.4	$86.2

Following is a reconciliation of the provision for income taxes at the United States statutory tax rate to the provision for income taxes as reported:

Year ended December 31,	2016	2015	2014
United States statutory income tax provision (benefit)	$7.2	$(20.6)	$50.9
Income and losses for which no provision or benefit has been recognized	65.5	69.1	35.7
Foreign rate differential and other foreign tax expense	(21.1)	(15.9)	(22.0)
Income tax withholdings	22.8	12.5	17.1
Permanent items	(4.7)	(1.9)	1.1
Enacted rate changes	3.5	9.1	—
Change in uncertain tax positions	0.4	1.5	0.2
Change in valuation allowances due to changes in judgment	(16.4)	(5.4)	7.0
Income tax credits, U.S.	—	(4.0)	(3.9)
Other	—	—	0.1
Provision for income taxes	$57.2	$44.4	$86.2
The 2016 and 2015 provision for income taxes included $3.5 million and $9.1 million due to a reduction in the UK income tax rate. The rate reductions were enacted in the third quarter of 2016 and the fourth quarter of 2015 and reduced the rate from 18% to 17% and from 20% to 18% effective April 1, 2020 and 2017, respectively. The tax provision was principally caused by a write down of the UK company’s net deferred tax assets.
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

As of December 31,	2016	2015
Deferred tax assets
Tax loss carryforwards	$889.6	$854.5
Postretirement benefits	728.9	695.7
Foreign tax credit carryforwards	317.6	263.2
Other tax credit carryforwards	91.4	86.7
Deferred revenue	81.0	65.7
Employee benefits and compensation	49.1	49.9
Purchased capitalized software	32.6	39.5
Depreciation	28.3	36.8
Warranty, bad debts and other reserves	16.1	14.1
Capitalized costs	10.9	13.0
Capitalized research and development	—	3.2
Other	27.7	39.7
	2,273.2	2,162.0
Valuation allowance	(2,084.6)	(2,024.9)
Total deferred tax assets	$188.6	$137.1
Deferred tax liabilities
Capitalized research and development	$20.3	$—
Other	28.4	22.7
Total deferred tax liabilities	$48.7	$22.7
Net deferred tax assets	$139.9	$114.4
At December 31, 2016, the company has tax effected U.S. Federal ($455.5 million), state and local ($199.3 million), and foreign ($234.8 million) tax loss carryforwards, the total of which is $889.6 million. These carryforwards will expire as follows: 2017, $9.0; 2018, $4.8; 2019, $6.6; 2020, $20.4; 2021, $17.9; and $830.9 thereafter. The company also has available tax credit carryforwards of $408.9 million, which will expire as follows (in millions): 2017, $48.1; 2018, $21.0; 2019, $19.7; 2020, $45.9; 2021, $41.4; and $232.8 thereafter.

Failure to achieve forecasted taxable income might affect the ultimate realization of the company’s net deferred tax assets. Factors that may affect the company’s ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: increased competition, a decline in sales or margins, loss of market share, the impact of the economic environment, delays in product availability and technological obsolescence.
Cumulative undistributed earnings of foreign subsidiaries, for which no U.S. income or foreign withholding taxes have been recorded, approximated $1.5 billion at December 31, 2016. As the company currently intends to indefinitely reinvest all such earnings, no provision has been made for income taxes that may become payable upon distribution of such earnings, and it is not practicable to determine the amount of the related unrecognized deferred income tax liability.
Cash paid for income taxes, net of refunds, during 2016, 2015 and 2014 was $46.4 million, $59.7 million and $73.9 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2016	2015	2014
Balance at January 1	$27.7	$35.0	$26.3
Additions based on tax positions related to the current year	2.7	3.4	14.4
Changes for tax positions of prior years	2.0	(4.0)	(1.4)
Reductions as a result of a lapse of applicable statute of limitations	(2.8)	(3.4)	(1.6)
Settlements	(0.1)	(0.9)	(0.9)
Changes due to foreign currency	(3.7)	(2.4)	(1.8)
Balance at December 31	$25.8	$27.7	$35.0
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income. At December 31, 2016 and 2015, the company had an accrual of $1.2 million and $1.0 million, respectively, for the payment of penalties and interest.
At December 31, 2016, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may significantly change; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Several U.S. state and foreign income tax audits are in process. The company is under an audit in India, for which years prior to 2006 are closed. For Brazil and the United Kingdom, which are the most significant jurisdictions outside the U.S., the audit periods through 2010 are closed. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively ("Tax Attributes"), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). The company has determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in February 2011. Any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2016 is approximately $307.0 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

Note 8 — Properties
Properties comprise the following:

As of December 31,	2016	2015
Land	$2.7	$2.8
Buildings	88.2	93.1
Machinery and office equipment	591.7	586.8
Internal-use software	145.9	144.5
Rental equipment	58.1	49.4
Total properties	$886.6	$876.6
Note 9 — Debt
Long-term debt is comprised of the following:

As of December 31,	2016	2015
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $34.4 million)	$179.1	$—
6.25% senior notes due August 15, 2017 ($95.0 million and $210.0 million face value less unamortized discount and fees of $0.3 million and $1.8 million)	94.7	208.2	*
Capital leases	10.1	12.5
Other debt	16.1	24.0
Total	300.0	244.7	*
Less – current maturities	106.0	11.0
Total long-term debt	$194.0	$233.7	*
*Changed to conform to the current-year presentation. See Note 5.
Long-term debt maturities in 2017, 2018, 2019, 2020, 2021 and thereafter are $106.0 million, $10.3 million, $1.3 million, $1.3 million, $180.3 million and $0.8 million, respectively. Included in the above are capital lease maturities in 2017, 2018, 2019, 2020, 2021 and thereafter of $3.0 million, $2.4 million, $1.3 million, $1.3 million, $1.3 million and $0.8 million, respectively.
Cash paid for interest during 2016, 2015 and 2014 was $22.1 million, $14.4 million and $13.2 million, respectively. Capitalized interest expense during 2016, 2015 and 2014 was $3.0 million, $3.1 million and $4.0 million, respectively.
The amount reported in other debt represents debt secured by the sale of an account receivable.
During 2016, the company retired an aggregate principal amount of $115.0 million of its 6.25% senior notes due 2017. The company used cash on hand to fund the retirement of this debt. As a result of this retirement, the company recognized charges in "Other income (expense), net" of $4.0 million ($3.6 million of premium paid and $0.4 million for the write-off of issuance costs).
On March 15, 2016, the company issued $190.0 million aggregate principal amount of Convertible Senior Notes due 2021 (the notes). On April 13, 2016, the company issued an additional $23.5 million of the notes pursuant to an over-allotment option exercised by the initial purchasers to buy additional notes, for a total of $213.5 million of notes issued. The notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% (or 9.5% effective interest rate) per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. The notes are not redeemable prior to maturity and are convertible into shares of the company’s common stock. The conversion rate for the notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the notes (or a total amount of 21,867,716 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election.
In connection with the issuances of the notes, the company also paid $27.3 million to enter into privately negotiated capped call transactions with the initial purchasers and/or affiliates of the initial purchasers. The capped call transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the company’s common stock that will initially underlie the notes. The capped call transactions will effectively raise the conversion premium on the notes from approximately 22.5% to approximately 60%, which raises the initial conversion price from approximately $9.76 per share of common stock to approximately $12.75 per share of common stock. The capped call transactions are expected to reduce potential dilution to the company’s common stock and/or offset potential cash payments the company is required to make in excess of the principal amount upon any conversion of the notes.

In accordance with Accounting Standards Codification 470-20, a convertible debt instrument that may be settled entirely or partially in cash is required to be separated into a liability and equity component, such that interest expense reflects the issuer’s non-convertible debt interest rate. Upon issuance, (i) a debt discount of $33.6 million was recognized as a decrease in debt and an increase in additional-paid in capital and (ii) the cost of the capped call transactions of $27.3 million was recognized as a decrease in cash and a decrease in additional paid-in capital. The debt component will accrete up to the principal amount and will be recognized as non-cash interest expense over the expected term of the notes. In 2016, $14.5 million was recorded as interest expense on such convertible debt, which includes the contractual interest coupon: ($9.2 million), amortization of the debt discount: ($4.3 million), and amortization of the debt issuance costs: ($1.0 million).
The company has a secured revolving credit facility expiring in June 2018, that provides for loans and letters of credit up to an aggregate amount of $150.0 million (with a limit on letters of credit of $100.0 million). At December 31, 2016, the company had no borrowings and $11.3 million letters of credit outstanding under this facility. Borrowing limits under the facility are based upon the amount of eligible U.S. accounts receivable. At December 31, 2016, availability under the facility was $102.5 million net of letters of credit issued. Borrowings under the facility bear interest based on short term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.
At December 31, 2016, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions.
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed above. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
The company’s anticipated future cash expenditures include anticipated contributions to its defined benefit pension plans. The company believes that it has adequate sources of liquidity to meet its expected 2017 cash requirements.
Note 10 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2016	2015
Payrolls and commissions	$110.6	$102.7
Accrued vacations	47.1	51.1
Income taxes	35.3	22.6	*
Taxes other than income taxes	25.4	32.7
Cost reduction (work-force reductions)	21.2	33.0
Postretirement	19.3	20.7
Accrued interest	6.1	4.9
Other	84.2	62.2
Total other accrued liabilities	$349.2	$329.9	*
*Changed to conform to the current-year presentation. See Note 5.
Note 11 — Rental expense and commitments
Rental expense, less income from subleases, for 2016, 2015 and 2014 was $77.4 million, $80.6 million and $83.7 million, respectively. Income from subleases, for 2016, 2015 and 2014 was $7.8 million, $9.1 million and $8.5 million, respectively.
Minimum net rental commitments under noncancelable operating leases, including idle leases, outstanding at December 31, 2016, substantially all of which relate to real properties, were as follows: 2017, $47.8 million; 2018, $37.7 million; 2019, $30.6 million; 2020, $22.8 million; 2021, $13.1 million; and $21.1 million thereafter. Such rental commitments have been reduced by minimum sublease rentals of $17.7 million, due in the future under noncancelable subleases.

At December 31, 2016, the company had outstanding standby letters of credit and surety bonds totaling approximately $298 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2016, the company had deposits and collateral of approximately $44 million in other long-term assets, principally related to collateralized letters of credit, and to tax and labor contingencies in Brazil.
Note 12 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of 3 months or less, which have not been designated as hedging instruments. At December 31, 2016 and 2015, the notional amount of these contracts was $428.9 million and $940.1 million, respectively, and the fair value of such contracts was a net gain of $0.5 million and a net loss of $4.4 million, respectively, of which a gain of $2.4 million and $2.2 million, respectively, has been recognized in “Prepaid expenses and other current assets” and a loss of $1.9 million and $6.6 million, respectively, has been recognized in “Other accrued liabilities.” Changes in the fair value of these instruments was a loss of $29.1 million, a gain of $15.6 million and a gain of $17.3 million, respectively, for years ended December 31, 2016, 2015 and 2014, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statements of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
Financial instruments also include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2016 and 2015, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates market value. Realized gains or losses during 2016, 2015 and 2014, as well as unrealized gains or losses at December 31, 2016 and 2015, were immaterial. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2016 and 2015, the company had no significant concentrations of credit risk with any one customer. At December 31, 2016 and 2015, the company had approximately $74 million and $99 million, respectively, of receivables due from various U.S. federal governmental agencies. At December 31, 2016 and 2015, the carrying amount of cash and cash equivalents approximated fair value. The fair value of long-term debt is based on market prices (Level 2 inputs). At December 31, 2016 and December 31, 2015, the fair value of the company's Senior Notes due 2017, of which a portion was retired in 2016, was $97.8 million and $213.2 million, respectively. At December 31, 2016, the fair value of the company's Convertible Senior Notes due 2021, which were issued in March and April of 2016, was $379.8 million.
Note 13 — Foreign currency translation
During the years ended December 31, 2016, 2015 and 2014, the company recorded foreign exchange losses related to its Venezuelan subsidiary of $0.4 million, $8.4 million and $7.4 million, respectively. At December 31, 2016, the company's operations in Venezuela had an immaterial amount of net monetary assets denominated in local currency.
During the years ended December 31, 2016, 2015 and 2014, the company recognized foreign exchange gains (losses) in “Other income (expense), net” in its consolidated statements of income of $2.3 million, $8.1 million and $(7.0) million, respectively.
Note 14 — Litigation and contingencies
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property, and non-income tax matters. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.
The company believes that it has valid defenses with respect to legal matters pending against it. Based on its experience, the company also believes that the damage amounts claimed in the lawsuits disclosed below are not a meaningful indicator of the company’s potential liability. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.
In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (Unisys Belgium), in the Court of First Instance of Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately €28.0 million. Unisys Belgium filed its defense and counterclaim in April 2008, in the amount of approximately €18.5 million. The company believes it has valid defenses to the claims and contends that the Belgian State’s termination of the contract was unjustified.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2016, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $126.0 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends overpayments of approximately $68.0 million for the period January 2002 through July 2011 and is seeking data to identify the claims at issue for the remaining time period. The company believes that it has valid defenses to Louisiana's claims and is asserting them in the pending litigation.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2016, it has adequate provisions for any such matters.
Note 15 — Segment information
The company has two business segments: Services and Technology. Revenue classifications within the Services segment are as follows:

•
Cloud and infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive, and manage and secure their IT infrastructure and operations more economically.

•
Application services. This represents revenue from helping clients transform their business processes by providing advanced solutions for select industries, developing and managing new leading-edge applications, offering advanced data analytics and modernizing existing enterprise applications.

•
Business process outsourcing (BPO) services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment recognizes intersegment revenue and manufacturing profit on software and hardware shipments to customers under Services contracts. The Services segment, in turn, recognizes customer revenue and marketing profits on such shipments of company software and hardware to customers. The Services segment also includes the sale of software and hardware products sourced from third parties that are sold to customers through the company’s Services channels. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2016, 2015 and 2014 was $0.7 million, $9.2 million and $17.0 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. No single customer accounts for more than 10% of revenue. Revenue from various agencies of the U.S. Government, which is reported in both business segments, was approximately $564 million, $569 million and $529 million in 2016, 2015 and 2014, respectively.
Corporate assets are principally cash and cash equivalents, prepaid postretirement assets and deferred income taxes. The expense or income related to corporate assets is allocated to the business segments.
Customer revenue by classes of similar products or services, by segment, is presented below:

Year ended December 31,	2016	2015	2014
Services
Cloud & infrastructure services	$1,352.9	$1,513.1	$1,704.9
Application services	859.0	868.9	819.8
BPO services	194.4	223.6	261.0
	2,406.3	2,605.6	2,785.7
Technology	414.4	409.5	570.7
Total	$2,820.7	$3,015.1	$3,356.4
Presented below is a reconciliation of segment operating income to consolidated income (loss) before income taxes:

Year ended December 31,	2016	2015	2014
Total segment operating income	$208.4	$174.9	$233.6
Interest expense	(27.4)	(11.9)	(9.2)
Other income (expense), net	0.3	8.2	(0.2)
Cost reduction charges	(82.1)	(118.5)	—
Corporate and eliminations	(78.7)	(111.5)	(78.7)
Total income (loss) before income taxes	$20.5	$(58.8)	$145.5
Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2016	2015		2014
Total segment assets	$1,339.0	$1,486.0		$1,533.8
Cash and cash equivalents	370.6	365.2		494.3
Deferred income taxes	146.1	127.4	*	146.3	*
Prepaid postretirement assets	33.3	45.1		19.9
Other corporate assets	132.6	106.3	*	126.7	*
Total assets	$2,021.6	$2,130.0	*	$2,321.0	*
*Changed to conform to the current-year presentation. See Note 5.

A summary of the company’s operations by business segment for 2016, 2015 and 2014 is presented below:

	Total		Corporate	Services	Technology
2016
Customer revenue	$2,820.7			$2,406.3	$414.4
Intersegment			$(22.6)	—	22.6
Total revenue	$2,820.7		$(22.6)	$2,406.3	$437.0
Operating income (loss)	$47.6		$(160.8)	$46.9	$161.5
Depreciation and amortization	155.6			81.8	73.8
Total assets	2,021.6		682.6	963.3	375.7
Capital expenditures	147.1		3.0	74.8	69.3
2015
Customer revenue	$3,015.1			$2,605.6	$409.5
Intersegment			$(49.0)	0.1	48.9
Total revenue	$3,015.1		$(49.0)	$2,605.7	$458.4
Operating income (loss)	$(55.1)		$(230.0)	$61.2	$113.7
Depreciation and amortization	180.1			104.8	75.3
Total assets	2,130.0	*	644.0 *	1,081.7	404.3
Capital expenditures	213.7		1.9	143.3	68.5
2014
Customer revenue	$3,356.4			$2,785.7	$570.7
Intersegment			$(58.4)	0.3	58.1
Total revenue	$3,356.4		$(58.4)	$2,786.0	$628.8
Operating income	$154.9		$(78.7)	$96.0	$137.6
Depreciation and amortization	168.6			103.2	65.4
Total assets	2,321.0	*	787.2 *	1,099.2	434.6
Capital expenditures	212.8		4.9	133.8	74.1
*Changed to conform to the current-year presentation. See Note 5.
Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2016	2015	2014
Revenue
United States	$1,309.3	$1,454.9	$1,378.1
United Kingdom	348.0	375.8	435.4
Other foreign	1,163.4	1,184.4	1,542.9
Total	$2,820.7	$3,015.1	$3,356.4
Properties, net
United States	$91.4	$96.9	$111.9
United Kingdom	15.1	18.8	22.0
Other foreign	38.8	38.1	34.8
Total	$145.3	$153.8	$168.7
Outsourcing assets, net
United States	$105.1	$119.4	$99.7
United Kingdom	39.0	36.6	25.8
Other foreign	28.4	26.0	25.4
Total	$172.5	$182.0	$150.9

Note 16 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2016, 3.8 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2016, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost net of a forfeiture rate in selling, general and administrative expenses, and recognizes the compensation cost for only those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
The company’s employee stock option grants include a provision that, if termination of employment occurs after the participant has attained age 55 and completed 5 years of service with the company, the participant shall continue to vest in each of his or her awards in accordance with the vesting schedule set forth in the applicable award agreement. Compensation expense for such awards is recognized over the period to the date the employee first becomes eligible for retirement. Time-based restricted stock unit grants for the company’s directors vest upon award and compensation expense for such awards is recognized upon grant.
Options have been granted to purchase the company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant, generally have a maximum duration of seven years for options issued in 2015 and five years for options issued before 2015, and become exercisable in annual installments over a three-year period following date of grant.
During the years ended December 31, 2016, 2015 and 2014, the company recognized $9.5 million, $9.4 million and $10.4 million of share-based compensation expense, which is comprised of $7.5 million, $4.7 million and $3.3 million of restricted stock unit expense and $2.0 million, $4.7 million and $7.1 million of stock option expense, respectively.
For stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. Principal assumptions used are as follows: (a) expected volatility for the company’s stock price is based on historical volatility and implied market volatility, (b) historical exercise data is used to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding, and (c) the risk-free interest rate is the rate on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The company recognizes compensation expense for the fair value of stock options, which have graded vesting, on the straight-line basis over the requisite service period of the awards. The compensation expense recognized as of any date must be at least equal to the portion of the grant-date fair value that is vested at that date.
The fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values as follows:

Year Ended December 31,	2016	2015	2014
Weighted-average fair value of grant	$4.53	$8.92	$11.24
Risk-free interest rate	1.29%	1.28%	1.04%
Expected volatility	51.30%	45.46%	45.65%
Expected life of options in years	4.90	4.92	3.71
Expected dividend yield	—	—	—
A summary of stock option activity for the year ended December 31, 2016 follows (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2015	2,723	$27.88
Granted	11	10.85
Exercised	—	—
Forfeited and expired	(635)	35.76
Outstanding at December 31, 2016	2,099	25.41	2.28	$—
Expected to vest at December 31, 2016	608	26.06	3.70	$—
Exercisable at December 31, 2016	1,478	25.17	1.67	$—
The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was zero, $0.6 million and $4.7 million, respectively. As of December 31, 2016, $1.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years.
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
A summary of restricted stock unit activity for the year ended December 31, 2016 follows (shares in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2015	469	$23.57
Granted	1,306	9.91
Vested	(187)	18.94
Forfeited and expired	(134)	15.50
Outstanding at December 31, 2016	1,454	12.68
The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2016, 2015 and 2014 was $12.9 million, $10.2 million and $12.8 million, respectively. As of December 31, 2016, there was $8.2 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the years ended December 31, 2016, 2015 and 2014 was $3.5 million, $2.1 million and $3.3 million, respectively.
Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options was zero and $3.7 million for the years ended December 31, 2016 and 2015, respectively. During 2016 and 2015, the company did not recognize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units because of its tax position. Any such tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as financing cash flows.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge to income related to the company match for the years ended December 31, 2016, 2015 and 2014, was $10.7 million, $9.9 million and $10.6 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge to income related to these plans was $19.0 million, $21.4 million and $25.2 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2016 and 2015, the liability to the participants of these plans was $12.3 million and $12.6 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
Retirement benefits For the company’s more significant defined benefit pension plans, including the U.S. and the U.K., accrual of future benefits under the plans has ceased.
In December 2016, the company completed a lump-sum offer for eligible former associates who had a deferred vested benefit under the company's U.S. pension plan to receive the value of their entire pension benefit in a lump-sum payment. As a result, the pension plan trust made lump sum payments to approximately 5,800 former associates of $215.9 million. In accordance with accounting guidance on settlements of a pension benefit obligation, no settlement charges were recorded as a result of this action.

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets at December 31, 2016 and 2015 follows:

	U.S. Plans		International Plans
As of December 31,	2016	2015	2016	2015
Change in projected benefit obligation
Benefit obligation at beginning of year	$5,231.4	$5,665.5	$2,987.8	$3,354.9
Service cost	—	—	7.4	8.7
Interest cost	231.3	224.1	87.8	94.1
Plan participants’ contributions	—	—	2.3	2.5
Plan amendment	—	(2.7)	—	(32.3)
Plan curtailment	—	—	(3.7)	—
Actuarial loss (gain)	87.2	(285.0)	502.2	(79.5)
Benefits paid	(577.9)	(370.5)	(110.0)	(112.8)
Foreign currency translation adjustments	—	—	(397.6)	(247.8)
Benefit obligation at end of year	$4,972.0	$5,231.4	$3,076.2	$2,987.8
Change in plan assets
Fair value of plan assets at beginning of year	$3,759.4	$4,069.7	$2,496.8	$2,718.9
Actual return on plan assets	211.8	(5.6)	287.7	18.6
Employer contribution	58.8	65.8	73.7	82.5
Plan participants’ contributions	—	—	2.3	2.5
Benefits paid	(577.9)	(370.5)	(110.0)	(112.8)
Foreign currency translation adjustments	—	—	(320.8)	(212.9)
Fair value of plan assets at end of year	$3,452.1	$3,759.4	$2,429.7	$2,496.8
Funded status at end of year	$(1,519.9)	$(1,472.0)	$(646.5)	$(491.0)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$—	$—	$31.9	$43.8
Other accrued liabilities	(6.7)	(6.8)	(0.2)	(0.2)
Long-term postretirement liabilities	(1,513.2)	(1,465.2)	(678.2)	(534.6)
Total funded status	$(1,519.9)	$(1,472.0)	$(646.5)	$(491.0)
Accumulated other comprehensive loss, net of tax
Net loss	$2,828.8	$2,816.2	$1,144.7	$1,018.6
Prior service credit	$(42.4)	$(44.9)	$(27.7)	$(35.8)
Accumulated benefit obligation	$4,972.0	$5,231.4	$3,072.1	$2,983.1

Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2016 and 2015 follows:

As of December 31,	2016	2015
Accumulated benefit obligation	$7,551.8	$7,231.2
Fair value of plan assets	5,357.2	5,228.6
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2016 and 2015 follows:

As of December 31,	2016	2015
Projected benefit obligation	$7,555.2	$7,235.4
Fair value of plan assets	5,357.2	5,228.6

Net periodic pension cost for 2016, 2015 and 2014 includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2016	2015	2014	2016	2015	2014
Service cost	$—	$—	$—	$7.4	$8.7	$8.4
Interest cost	231.3	224.1	248.3	87.8	94.1	117.9
Expected return on plan assets	(253.1)	(254.8)	(287.1)	(139.5)	(155.4)	(160.5)
Amortization of prior service credit	(2.5)	(2.4)	(0.4)	(3.0)	(1.9)	(2.1)
Recognized net actuarial loss	116.0	132.7	109.7	40.3	63.6	40.2
Curtailment gain	—	—	—	(2.0)	—	(0.6)
Net periodic pension cost	$91.7	$99.6	$70.5	$(9.0)	$9.1	$3.3
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2016	2015	2014	2016	2015	2014
Discount rate	4.56%	4.09%	5.02%	3.30%	3.05%	4.15%
Rate of compensation increase	N/A	N/A	N/A	1.66%	1.68%	2.08%
Expected long-term rate of return on assets	6.80%	6.80%	7.72%	5.99%	6.45%	6.45%
Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	4.38%	4.56%	4.09%	2.34%	3.30%	3.05%
Rate of compensation increase	N/A	N/A	N/A	1.66%	1.68%	1.68%
The expected pretax amortization in 2017 of net periodic pension cost is as follows: net loss, $174.1 million; and prior service credit, $(5.1) million. The amortization of these items is recorded as an element of pension expense. In 2016, pension expense included amortization of $156.3 million of net losses and $(5.5) million of prior service credit.
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	58%	52-64%	29%	23-35%
Debt securities	36%	33-39%	55%	48-61%
Real estate	6%	3-9%	1%	0-3%
Cash	—%	0-5%	1%	0-5%
Other	—%	—%	14%	7-21%
The company periodically reviews its asset allocation, taking into consideration plan liabilities, local regulatory requirements, plan payment streams and then-current capital market assumptions. The actual asset allocation for each plan is monitored at least quarterly, relative to the established policy targets and ranges. If the actual asset allocation is close to or out of any of the ranges, a review is conducted. Rebalancing will occur toward the target allocation, with due consideration given to the liquidity of the investments and transaction costs.
The objectives of the company’s investment strategies are as follows: (a) to provide a total return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at a level of risk deemed appropriate, (b) to maximize return on assets by investing primarily in equity securities in the U.S. and for international plans by investing in appropriate asset classes, subject to the constraints of each plan design and local regulations, (c) to diversify investments within asset classes to reduce the impact of losses in single investments, and (d) for the U.S. plan to invest in compliance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended and any subsequent applicable regulations and laws, and for international plans to invest in a prudent manner in compliance with local applicable regulations and laws.
The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considered the current expectations for future returns and the actual historical returns of each asset class. Also, since the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes were adjusted to reflect the expected additional returns.
In 2017, the company expects to make cash contributions of $127.7 million to its worldwide defined benefit pension plans, which is comprised of $73.3 million primarily for non-U.S. defined benefit pension plans and $54.4 million for the company’s U.S. qualified defined benefit pension plan.
As of December 31, 2016, the following benefit payments, which reflect expected future service where applicable, are expected to be paid from the defined benefit pension plans:

Year ending December 31,	U.S.	International
2017	$364.1	$93.9
2018	362.2	95.5
2019	360.9	97.5
2020	359.7	98.9
2021	358.6	100.4
2022 - 2026	1,735.0	520.7
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plan at December 31, 2016 and 2015, follows:

As of December 31,	2016	2015
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$131.5	$150.0
Service cost	0.4	0.6
Interest cost	6.2	6.9
Plan participants’ contributions	3.8	4.2
Amendments	(3.3)	—
Actuarial gain	(1.4)	(8.0)
Federal drug subsidy	1.4	1.5
Benefits paid	(16.9)	(21.4)
Foreign currency translation and other adjustments	(1.6)	(2.3)
Benefit obligation at end of year	$120.1	$131.5
Change in plan assets
Fair value of plan assets at beginning of year	$7.7	$9.1
Actual return on plan assets	(0.3)	(0.1)
Employer contributions	13.6	15.9
Plan participants’ contributions	3.8	4.2
Benefits paid	(16.9)	(21.4)
Fair value of plan assets at end of year	$7.9	$7.7
Funded status at end of year	$(112.2)	$(123.8)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$1.4	$1.3
Other accrued liabilities	(12.4)	(13.7)
Long-term postretirement liabilities	(101.2)	(111.4)
Total funded status	$(112.2)	$(123.8)
Accumulated other comprehensive loss, net of tax
Net loss	$19.0	$21.3
Prior service (credit) cost	(3.2)	0.1

Net periodic postretirement benefit cost for 2016, 2015 and 2014, follows:

Year ended December 31,	2016	2015	2014
Service cost	$0.4	$0.6	$0.6
Interest cost	6.2	6.9	7.6
Expected return on assets	(0.4)	(0.4)	(0.5)
Amortization of prior service cost	—	1.1	1.7
Recognized net actuarial loss	0.5	1.8	1.7
Net periodic benefit cost	$6.7	$10.0	$11.1
Weighted-average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31 were as follows:

Year ended December 31,	2016	2015	2014
Discount rate	5.61%	5.27%	5.86%
Expected return on plan assets	5.50%	5.50%	6.75%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:
Discount rate	5.53%	5.61%	5.27%
The expected pretax amortization in 2017 of net periodic postretirement benefit cost is as follows: net loss, $1.2 million; and prior service credit, $(0.4) million.
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes.In 2017, the company expects to contribute approximately $13 million to its postretirement benefit plan.

Assumed health care cost trend rates at December 31,	2016	2015
Health care cost trend rate assumed for next year	5.8%	6.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.8%	4.8%
Year that the rate reaches the ultimate trend rate	2023	2023
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on service and interest cost	$0.2	$(0.2)
Effect on postretirement benefit obligation	2.6	(2.4)
As of December 31, 2016, the following benefits are expected to be paid to or from the company’s postretirement plan:

Year ending December 31,	Gross Medicare Part D Receipts	Gross Expected Payments
2017	$0.3	$13.8
2018	0.1	13.4
2019	—	12.7
2020	—	12.0
2021	—	11.2
2022 – 2026	—	41.6

The following provides a description of the valuation methodologies and the levels of inputs used to measure fair value, and the general classification of investments in the company’s U.S. and international defined benefit pension plans, and the company’s other postretirement benefit plan.
Level 1 – These investments include cash, common stocks, real estate investment trusts, exchange traded funds, exchange traded futures, and U.S. government securities. These investments are valued using quoted prices in an active market. Payables and receivables are also included as Level 1 investments and are valued at face value.
Level 2 – These investments include the following:
Pooled Funds – These investments are comprised of money market funds and fixed income securities. The money market funds are valued using the readily determinable fair value (RDFV) provided by trustees of the funds. The fixed income securities are valued based on quoted prices for identical or similar investments in markets that may not be active.
Commingled Funds – These investments are comprised of debt, equity and other securities and are valued using the RDFV provided by trustees of the funds. The fair value per share for these funds are published and are the basis for current transactions.
Other Fixed Income – These investments are comprised of corporate and government fixed income investments and asset and mortgage backed securities for which there are quoted prices for identical or similar investments in markets that may not be active.
Derivatives – These investments include forward exchange contracts and options, which are traded on an active market, but not on an exchange; therefore, the inputs may not be readily observable. These investments also include fixed income futures and other derivative instruments.
Level 3 – These investments include the following:
Insurance Contracts – These investments are insurance contracts which are carried at book value, are not publicly traded and are reported at a fair value determined by the insurance provider.
Certain investments are valued using net asset value (NAV) as a practical expedient. These investments may not be redeemable on a daily basis and may have redemption notice periods of up to 90 days. These investments include the following:
Commingled Funds – These investments are comprised of debt, equity and other securities.
Private Real Estate and Private Equity - These investments represent interests in limited partnerships which invest in privately held companies or privately held real estate or other real assets. Net asset values are developed and reported by the general partners that manage the partnerships. These valuations are based on property appraisals, utilization of market transactions that provide valuation information for comparable companies, discounted cash flows, and other methods. These valuations are reported quarterly and adjusted as necessary at year end based on cash flows within the most recent period.
In accordance with the new guidance issued by the FASB discussed in Note 5, pension investments that are measured using NAV as a practical expedient have been removed from the fair value hierarchy. As the new guidance was adopted retrospectively, prior-period investments have been restated accordingly, resulting in the removal of $150.5 million and $1,631.3 million of investments, respectively, from the fair value hierarchy for U.S. and International plans, respectively, on December 31, 2015.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2016.

	U.S. Plans				International Plans
As of December 31, 2016	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$1,443.1	$1,438.3	$4.8	$—	$—	$—	$—	$—
Commingled Funds	517.9		517.9		76.0		76.0
Debt Securities
U.S. Govt. Securities	158.5	158.5
Other Fixed Income	812.4		812.4		241.4	0.5	240.9
Insurance Contracts					116.2			116.2
Commingled Funds					242.8		242.8
Real Estate
Real Estate Investment Trusts	156.2	156.2			1.6	1.2	0.4
Other
Derivatives	3.1	(1.1)	4.2		4.9		4.9
Commingled Funds					294.5		294.5
Pooled Funds	272.0		272.0		6.7		6.7
Cash	12.2	12.2			11.4	11.4
Receivables	107.2	107.2
Payables	(195.3)	(195.3)
Total plan assets in fair value hierarchy	$3,287.3	$1,676.0	$1,611.3	$—	$995.5	$13.1	$866.2	$116.2
Plan assets measured using NAV as a practical expedient(1):
Commingled Funds
Equity	$—				$726.7
Debt	18.6				640.0
Other	104.6				25.8
Private Real Estate	40.5				41.7
Private Equity	1.1				—
Total pension plan assets	$3,452.1				$2,429.7
Other postretirement plans
Insurance Contracts	$7.9			$7.9
(1) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2015.

	U.S. Plans				International Plans
As of December 31, 2015	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$1,686.4	$1,680.6	$5.8	$—	$0.6	$0.6	$—	$—
Commingled Funds	411.9		411.9		75.3		75.3
Debt Securities
U.S. Govt. Securities	162.2	162.2
Other Fixed Income	974.7		974.7		248.5		248.5
Insurance Contracts					120.6			120.6
Commingled Funds					272.8		272.8
Real Estate
Real Estate Investment Trusts	170.7	170.7			0.7	0.7
Other
Derivatives	0.8	0.3	0.5		7.0		7.0
Commingled Funds					112.6		112.6
Pooled Funds	263.1		263.1
Cash	1.9	1.9			27.4	27.4
Receivables	77.1	77.1
Payables	(139.9)	(139.9)
Total plan assets in fair value hierarchy	$3,608.9	$1,952.9	$1,656.0	$—	$865.5	$28.7	$716.2	$120.6
Plan assets measured using NAV as a practical expedient(1):
Commingled Funds
Equity	$—				$880.8
Debt	—				632.6
Other	105.3				76.1
Private Real Estate	37.6				41.8
Private Equity	7.6				—
Total pension plan assets	$3,759.4				$2,496.8
Other postretirement plans
Insurance Contracts	$7.7			$7.7
(1) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2016.

	January 1, 2016	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2016	December 31, 2016
U.S. plans
Other postretirement plans
Insurance Contracts	$7.7	$(0.3)	$0.5	$—	$—	$7.9
International pension plans
Insurance Contracts	$120.6	$—	$4.7	$(11.0)	$1.9	$116.2
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2015.

	January 1, 2015	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2015	December 31, 2015
U.S. plans
Pension plan
Insurance Contracts	$17.4	$(0.4)	$—	$(16.6)	$(0.4)	$—
Other postretirement plans
Insurance Contracts	$7.3	$(0.1)	$0.5	$—	$—	$7.7
International pension plans
Insurance Contracts	$135.5	$—	$9.4	$(10.9)	$(13.4)	$120.6

The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2016		2015
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$18.6	$—	$—	$—	Daily	5 days
Other	104.6	—	105.3	—	Monthly	5 days
Private Real Estate(1)	40.5	—	37.6	—	Quarterly	60 days
Private Equity(2)	1.1	—	7.6	—
Total	$164.8	$—	$150.5	$—
International pension plans
Commingled Funds
Equity	$726.7	$—	$880.8	$—	Weekly, Monthly	Up to 90 days
Debt	640.0	—	632.6	—	Weekly, Biweekly, Bimonthly, Monthly	Up to 90 days
Other	25.8	—	76.1	—	Monthly, Quarterly	Up to 90 days
Private Real Estate	41.7	—	41.8	—	Monthly, Quarterly	Up to 90 days
Total	$1,434.2	$—	$1,631.3	$—
(1) Includes investments in a private real estate fund and limited partnerships. The fund invests in U.S. real estate and allows redemptions quarterly, though queues, restrictions, and gates may extend the period. The limited partnerships include investments in primarily U.S. real estate, and can never be redeemed. The partnerships are all currently being wound up, and are expected to make all distributions over the next three years.
(2) Includes investments in limited partnerships, which invest primarily in U.S. buyouts and venture capital. The investments can never be redeemed. The partnerships are all currently being wound up, and are expected to make all distributions over the next three years.

Note 17 — Stockholders’ equity
The company has 100 million authorized shares of common stock, par value $.01 per share, and 40 million shares of authorized preferred stock, par value $1 per share, issuable in series.
At December 31, 2016, 35.7 million shares of unissued common stock of the company were reserved for stock-based incentive plans and the company's convertible senior notes.
Accumulated other comprehensive income (loss) as of December 31, 2016, 2015 and 2014, is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2013	$(3,333.4)	$(676.8)	$(2,656.6)
Other comprehensive income before reclassifications	(638.8)	(61.0)	(577.8)
Amounts reclassified from accumulated other comprehensive income	(141.2)	—	(141.2)
Current period other comprehensive income	(780.0)	(61.0)	(719.0)
Balance at December 31, 2014	(4,113.4)	(737.8)	(3,375.6)
Other comprehensive income before reclassifications	346.2	(96.0)	442.2
Amounts reclassified from accumulated other comprehensive income	(178.1)	—	(178.1)
Current period other comprehensive income	168.1	(96.0)	264.1
Balance at December 31, 2015	(3,945.3)	(833.8)	(3,111.5)
Other comprehensive income before reclassifications	(64.9)	(93.3)	28.4
Amounts reclassified from accumulated other comprehensive income	(142.6)	—	(142.6)
Current period other comprehensive income	(207.5)	(93.3)	(114.2)
Balance at December 31, 2016	$(4,152.8)	$(927.1)	$(3,225.7)
Amounts related to postretirement plans not reclassified in their entirety out of accumulated other comprehensive income were as follows:

Year ended December 31,	2016	2015
Amortization of prior service cost*	$5.6	$3.1
Amortization of actuarial losses*	(155.2)	(189.7)
Curtailment gain*	2.0	—
Total before tax	(147.6)	(186.6)
Income tax benefit	5.0	8.5
Net of tax	$(142.6)	$(178.1)
* These items are included in net periodic postretirement cost (see note 16).
The following table summarizes the changes in shares of preferred stock, common stock and treasury stock during the three years ended December 31, 2016

	Preferred Stock	Common Stock	Treasury Stock
Balance at December 31, 2013	2.6	45.1	1.1
Common stock repurchases	—	—	1.6
Stock-based compensation	—	0.4	—
Preferred stock conversion	(2.6)	6.9	—
Balance at December 31, 2014	—	52.4	2.7
Stock-based compensation	—	0.2	—
Balance at December 31, 2015	—	52.6	2.7
Stock-based compensation	—	0.2	—
Balance at December 31, 2016	—	52.8	2.7

Note 18 — Quarterly financial information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2016
Revenue	$666.8	$748.9	$683.3	$721.7	$2,820.7
Gross profit	98.5	178.3	121.6	160.2	558.6
Income (loss) before income taxes	(33.2)	44.3	(15.2)	24.6	20.5
Net income (loss) attributable to Unisys Corporation common shareholders	(39.9)	21.6	(28.2)	(1.2)	(47.7)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	(0.80)	0.43	(0.56)	(0.02)	(0.95)
Diluted	(0.80)	0.36	(0.56)	(0.02)	(0.95)
2015
Revenue	$721.2	$764.8	$739.2	$789.9	$3,015.1
Gross profit	117.0	124.3	140.6	159.0	540.9
Income (loss) before income taxes	(27.7)	(50.8)	7.3	12.4	(58.8)
Net income (loss) attributable to Unisys Corporation common shareholders	(43.2)	(58.2)	(9.6)	1.1	(109.9)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	(0.87)	(1.17)	(0.19)	0.02	(2.20)
Diluted	(0.87)	(1.17)	(0.19)	0.02	(2.20)
In the fourth quarter of 2016, the company recorded pretax losses on debt extinguishment of $4.0 million. See Note 9, "Debt," of the Notes to Consolidated Financial Statements.
In the first, second, third and fourth quarters of 2016, the company recorded pretax cost-reduction and other charges of $26.9 million, $10.2 million, $31.9 million and $13.1 million respectively. See Note 3, "Cost reduction actions," of the Notes to Consolidated Financial Statements.
In the second, third and fourth quarters of 2015, the company recorded pretax cost-reduction and other charges of $52.6 million, $17.4 million and $48.5 million, respectively. See Note 3, "Cost reduction actions," of the Notes to Consolidated Financial Statements.
The individual quarterly per-share amounts may not total to the per-share amount for the full year because of accounting rules governing the computation of earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2016, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Annual Report on Internal Control over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 30.
Attestation Report of the Registered Public Accounting Firm
Refer to Report of Independent Registered Public Accounting Firm on page 31.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”):

•	Information regarding our directors is set forth under the heading “Nominees for Election to the Board of Directors”.

•	Information regarding the Unisys Code of Ethics and Business Conduct is set forth under the heading “Code of Ethics and Business Conduct”.

•	Information regarding our audit and finance committee and audit committee financial experts is set forth under the heading “Committees”.

•	Information regarding compliance with Section 16(a) is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."

•	Information regarding our director nomination process is set forth under the heading "Director Nomination Process."

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Unisys Corporation's consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Unisys Corporation's consolidated financial statements are found on page 29 on this report. Schedule II, Valuation and Qualifying Accounts, is found on page 73 on this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
2. Exhibits required to be filed by Item 601 of Regulation S-K:

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

4.1
Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2
Senior Indenture, dated as of June 1, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-181874))

4.3
First Supplemental Indenture, dated as of August 21, 2012, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), to the Senior Indenture, dated as of June 1, 2012, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 22, 2012)

4.4
Indenture, dated as of March 15, 2016, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 15, 2016)

10.1
Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2
Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3
Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4
2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except as otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5
Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6
Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7
Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.8
Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9
Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

10.10
Unisys Corporation 2016 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.11	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.12	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.14	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.15	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.16
Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.17
Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.18	Form of Executive Employment Agreement for U.S. executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.19	Agreement dated as of October 14, 2016 by and between Unisys Europe Limited and Andrew J. Stafford

10.20
Form of letter agreement by and between Unisys Corporation and each of its executive officers who report directly to the Chief Executive Officer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.21	Letter agreement dated as of July 20, 2016 by and between Unisys Europe Limited and Andrew J. Stafford

10.22
Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.23
Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24
Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.25
Unisys Corporation Elected Officer Pension Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.26
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.27	Amendment 2017-1 to the Unisys Savings Plan effective January 1, 2017

10.28
Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.29
Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.30
Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.31
Credit Agreement dated as of June 23, 2011 by and among Unisys Corporation as the Borrower, the other persons party thereto that are designated as Credit Parties, General Electric Capital Corporation, for itself, as a Lender and Swingline Lender, and as Agent for all Lenders, and the other financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.32
Amendment No. 1 dated as of November 21, 2013 to Credit Agreement dated as of June 23, 2011 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.33
Amendment No. 2 dated as of July 29, 2014 to Credit Agreement dated as of June 23, 2011 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.34
Amendment No. 3 dated as of September 25, 2014 to Credit Agreement dated as of June 23, 2011(incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.35
Amendment No. 4 dated as of April 1, 2015 to Credit Agreement dated as of June 23, 2011 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.36
Amendment No. 5 dated as of June 30, 2015 to Credit Agreement dated as of June 23, 2011 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.37
Amendment No. 6 dated as of March 4, 2016 to Credit Agreement dated as of June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016)

10.38
Amendment No. 7 dated as of July 25, 2016 to Credit Agreement dated as of June 23, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016)

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21	Subsidiaries of the Company

23	Consent of KPMG LLP

24	Power of Attorney

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Inder M. Singh required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Inder M. Singh required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ Peter A. Altabef
Peter A. Altabef
President and Chief Executive Officer
Date: February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2017.

	/s/ Peter A. Altabef	*Denise K. Fletcher
	Peter A. Altabef	Denise K. Fletcher Director
Director, President and Chief Executive Officer
(principal executive officer)

	/s/ Inder M. Singh	*Philippe Germond
	Inder M. Singh	Philippe Germond
	Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

	/s/ Michael M. Thomson	*Leslie F. Kenne
	Michael M. Thomson	Leslie F. Kenne
	Vice President and Corporate Controller	Director
(principal accounting officer)

*Jared L. Cohon
	Jared L. Cohon	Paul E. Martin
	Director	Director

	*Alison Davis	*Lee D. Roberts
	Alison Davis	Lee D. Roberts
	Director	Director

	*Nathaniel A. Davis	*Paul E. Weaver
	Nathaniel A. Davis	Paul E. Weaver
	Director	Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Unisys Corporation:
Under date of February 21, 2017, we reported on the consolidated balance sheets of Unisys Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, deficit and cash flows for each of the years in the three year period ended December 31, 2016, as contained in the Annual Report to Stockholders for the year ended December 31, 2016 incorporated in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule referred to in Item 15(2) in this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 21, 2017

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts and notes receivable):
Year Ended December 31, 2014	$28.3	$2.7	$(0.9)	$30.1
Year Ended December 31, 2015	$30.1	$3.0	$(12.0)	$21.1
Year Ended December 31, 2016	$21.1	$2.2	$(0.5)	$22.8

(1)	Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.