Form 10-Q
period 2017-03-31
UNISYS CORP
filed 2017-04-28
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of March 31, 2017: 50,407,017.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$302.0	$370.6
Accounts and notes receivable, net	504.9	505.8
Inventories:
Parts and finished equipment	18.5	14.0
Work in process and materials	10.9	15.0
Prepaid expenses and other current assets	121.8	121.9
Total	958.1	1,027.3
Properties	902.5	886.6
Less-Accumulated depreciation and amortization	749.2	741.3
Properties, net	153.3	145.3
Outsourcing assets, net	164.8	172.5
Marketable software, net	135.1	137.0
Prepaid postretirement assets	36.7	33.3
Deferred income taxes	144.0	146.1
Goodwill	179.5	178.6
Restricted cash	33.5	30.5 *
Other long-term assets	157.3	151.0 *
Total	$1,962.3	$2,021.6
Liabilities and deficit
Current liabilities
Current maturities of long-term-debt	$106.3	$106.0
Accounts payable	200.1	189.0
Deferred revenue	333.3	337.4
Other accrued liabilities	299.1	349.2
Total	938.8	981.6
Long-term debt	195.1	194.0
Long-term postretirement liabilities	2,258.5	2,292.6
Long-term deferred revenue	110.6	117.6
Other long-term liabilities	86.0	83.2
Commitments and contingencies
Deficit
Common stock, shares issued:
2017; 53.3, 2016; 52.8	0.5	0.5
Accumulated deficit	(1,930.5)	(1,893.4)
Treasury stock, shares at cost:
2017; 2.9, 2016; 2.7	(102.5)	(100.5)
Paid-in capital	4,518.5	4,515.2
Accumulated other comprehensive loss	(4,099.5)	(4,152.8)
Total Unisys stockholders’ deficit	(1,613.5)	(1,631.0)
Noncontrolling interests	(13.2)	(16.4)
Total deficit	(1,626.7)	(1,647.4)
Total	$1,962.3	$2,021.6
See notes to consolidated financial statements.
* Changed to conform to the current-year presentation. See Note 11.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue
Services	$585.3	$595.1
Technology	79.2	71.7
	664.5	666.8
Costs and expenses
Cost of revenue:
Services	504.5	533.7
Technology	39.8	34.6
	544.3	568.3
Selling, general and administrative	109.1	110.1
Research and development	13.8	16.0
	667.2	694.4
Operating loss	(2.7)	(27.6)
Interest expense	5.7	4.4
Other income (expense), net	(8.4)	(1.2)
Loss before income taxes	(16.8)	(33.2)
Provision for income taxes	12.9	5.5
Consolidated net loss	(29.7)	(38.7)
Net income attributable to noncontrolling interests	3.0	1.2
Net loss attributable to Unisys Corporation	$(32.7)	$(39.9)
Loss per share attributable to Unisys Corporation
Basic	$(0.65)	$(0.80)
Diluted	$(0.65)	$(0.80)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended March 31,
	2017	2016
Consolidated net loss	$(29.7)	$(38.7)
Other comprehensive income
Foreign currency translation	31.1	10.5
Postretirement adjustments, net of tax of $(1.0) in 2017 and $2.7 in 2016	22.4	45.5
Total other comprehensive income	53.5	56.0
Comprehensive income	23.8	17.3
Less comprehensive income attributable to noncontrolling interests	(3.2)	(1.2)
Comprehensive income attributable to Unisys Corporation	$20.6	$16.1
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Consolidated net loss	$(29.7)	$(38.7)
Add (deduct) items to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency transaction losses	5.3	0.1
Non-cash interest expense	2.0	0.7
Employee stock compensation	3.7	3.2
Depreciation and amortization of properties	10.1	9.6
Depreciation and amortization of outsourcing assets	12.9	11.1
Amortization of marketable software	15.7	16.4
Other non-cash operating activities	(1.1)	0.3
Loss on disposal of capital assets	3.8	0.3
Pension contributions	(28.9)	(31.6)
Pension expense	24.5	20.3
Decrease (increase) in deferred income taxes, net	2.2	(6.9)
Decrease in receivables, net	0.1	69.4
Decrease (increase) in inventories	0.1	(1.9)
Decrease in accounts payable and other accrued liabilities	(50.0)	(34.8	)*
(Decrease) increase in other liabilities	(10.3)	3.4
(Increase) decrease in other assets	(1.4)	5.0	*
Net cash (used for) provided by operating activities	(41.0)	25.9	*
Cash flows from investing activities
Proceeds from investments	1,218.9	1,365.0
Purchases of investments	(1,211.5)	(1,367.8)
Investment in marketable software	(13.8)	(14.3)
Capital additions of properties	(8.5)	(6.6)
Capital additions of outsourcing assets	(12.9)	(15.1)
Other	(0.3)	(0.2	)*
Net cash used for investing activities	(28.1)	(39.0	)*
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	190.0
Payments for capped call transactions	—	(24.3)
Issuance costs relating to long-term debt	—	(6.2)
Payments of long-term debt	(0.7)	(0.7)
Other	(2.1)	(0.4	)*
Net cash (used for) provided by financing activities	(2.8)	158.4	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.3	5.5	*
(Decrease) increase in cash, cash equivalents and restricted cash	(65.6)	150.8	*
Cash, cash equivalents and restricted cash, beginning of period	401.1	396.8	*
Cash, cash equivalents and restricted cash, end of period	$335.5	$547.6	*
* Changed to conform to the current-year presentation. See Note 11.
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
The company’s accounting policies are set forth in detail in note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Note 1 — Earnings Per Share
The following table shows how the earnings (loss) per share attributable to Unisys Corporation was computed for the three months ended March 31, 2017 and 2016 (shares in thousands):

	Three Months Ended March 31,
	2017	2016
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(32.7)	$(39.9)
Weighted average shares	50,256	50,004
Basic earnings (loss) per common share	$(0.65)	$(0.80)
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(32.7)	$(39.9)
Add interest expense on convertible notes, net of tax of zero	—	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(32.7)	$(39.9)
Weighted average shares	50,256	50,004
Plus incremental shares from assumed conversions:
Employee stock plans	—	—
Convertible notes	—	—
Adjusted weighted average shares	50,256	50,004
Diluted earnings (loss) per common share	$(0.65)	$(0.80)
In the three months ended March 31, 2017 and 2016, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 2,355 and 3,685, respectively. In the three months ended March 31, 2017 and 2016, the following weighted-average number of common shares issuable upon conversion of the 5.50% Convertible Senior Notes due 2021 were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 21,868 and 3,636, respectively.

Note 2 - Cost Reduction Actions
In 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur restructuring charges currently estimated at approximately $300 million through 2017. During 2016 and 2015, the company recognized charges in connection with this plan and other costs of $82.1 million and $118.5 million, respectively, principally related to a reduction in employees.
During the three months ended March 31, 2017, the company recognized charges in connection with this plan and other costs of $25.4 million. Charges related to work-force reductions were $12.5 million, principally related to severance costs, and were comprised of: (a) a charge of $0.5 million for 45 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $4.2 million for 75 employees, $8.2 million for additional benefits provided in 2017 and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.9 million comprised of $2.9 million for idle leased facilities costs, $3.3 million for contract amendment and termination costs, $1.4 million for professional fees and other expenses related to the cost reduction effort and $5.3 million for foreign currency translation losses related to exiting a foreign country. The charges were recorded in the following statement of income classifications: cost of revenue – services, $8.5 million; selling, general and administrative expenses, $11.3 million; research and development expenses, $0.3 million; and other income (expense), net, $5.3 million.
During the three months ended March 31, 2016, the company recognized charges of $26.9 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $4.2 million for 175 employees in the U.S. and (b) a charge of $17.9 million for 337 employees outside the U.S. In addition, the company recorded charges of $4.8 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $11.5 million; selling, general and administrative expenses, $13.3 million; and research and development expenses, $2.1 million.
Liabilities and expected future payments related to these costs are as follows:

		Work-Force Reductions		Idle Leased Facilities
	Total	U.S.	Int’l.	Costs
Balance at December 31, 2016	$36.6	$1.8	$33.4	$1.4
Additional provisions	15.8	0.5	12.4	2.9
Payments	(8.0)	(0.9)	(6.8)	(0.3)
Changes in estimates	(0.5)	(0.1)	(0.3)	(0.1)
Translation adjustments	0.5	—	0.5	—
Balance at March 31, 2017	$44.4	$1.3	$39.2	$3.9
Expected future utilization on balance at March 31, 2017:
2017 remaining nine months	$22.4	$1.3	$20.2	$0.9
Beyond 2017	$22.0	$—	$19.0	$3.0
Note 3 - Pension and Postretirement Benefits
Net periodic pension expense for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$1.6	$—	$1.6	$1.8	$—	$1.8
Interest cost	69.9	52.5	17.4	80.5	57.6	22.9
Expected return on plan assets	(89.4)	(58.8)	(30.6)	(99.4)	(63.4)	(36.0)
Amortization of prior service benefit	(1.3)	(0.6)	(0.7)	(1.4)	(0.6)	(0.8)
Recognized net actuarial loss	43.7	30.9	12.8	38.8	28.7	10.1
Net periodic pension expense	$24.5	$24.0	$0.5	$20.3	$22.3	$(2.0)

In 2017, the company expects to make cash contributions of approximately $128.3 million to its worldwide defined benefit pension plans, which are comprised of $54.4 million for the company's U.S. qualified defined benefit pension plan and $73.9 million primarily for the company's non-U.S. defined benefit pension plans. In 2016, the company made cash contributions of $132.5 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2017 and 2016, $28.9 million and $31.6 million, respectively, of cash contributions have been made.
Net periodic postretirement benefit expense for the three months ended March 31, 2017 and 2016 is presented below:

	Three Months Ended March 31,
	2017	2016
Service cost	$0.1	$0.1
Interest cost	1.5	1.6
Expected return on assets	(0.1)	(0.1)
Recognized net actuarial loss	0.3	0.3
Amortization of prior service benefit	(0.1)	—
Net periodic postretirement benefit expense	$1.7	$1.9
The company expects to make cash contributions of approximately $13.0 million to its postretirement benefit plan in 2017 compared with $13.6 million in 2016. For the three months ended March 31, 2017 and 2016, $2.8 million and $2.5 million, respectively, of cash contributions have been made.
Note 4 - Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2017 and 2016, the notional amount of these contracts was $477.1 million and $406.3 million, respectively. At March 31, 2017 and 2016, the fair value of such contracts was a net loss of $1.2 million and a net gain of $1.1 million, respectively, of which $2.1 million and $2.0 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $3.3 million and $0.9 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheet. For the three months ended March 31, 2017 and 2016, changes in the fair value of these instruments was a gain of $5.7 million and a gain of $2.7 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statements of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. The fair value of long-term debt is based on market prices (Level 2 inputs). At March 31, 2017 and December 31, 2016, the fair value of the company's Senior Notes due 2017 was $96.4 million and $97.8 million, respectively, and the fair value of the company's Convertible Senior Notes due 2021, was $355.4 million and $379.8 million, respectively.
Note 5 - Stock Options
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2017, 3.0 million shares of unissued common stock of the company were available for granting under these plans.

For the three months ended March 31, 2016, the fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

Three Months Ended
March 31, 2016
Weighted-average fair value of grant	$4.53
Risk-free interest rate	1.29%
Expected volatility	51.30%
Expected life of options in years	4.90
Expected dividend yield	—
There were no grants of stock option awards during the three months ended March 31, 2017.
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
During the three months ended March 31, 2017 and 2016, the company recorded $3.7 million and $3.2 million of share-based compensation expense, respectively, which is comprised of $3.4 million and $2.6 million of restricted stock unit expense and $0.3 million and $0.6 million of stock option expense, respectively.
A summary of stock option activity for the three months ended March 31, 2017 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,099	$25.41
Granted	—	—
Exercised	—	—
Forfeited and expired	(290)	19.87
Outstanding at March 31, 2017	1,809	26.30	2.33	$0.1
Expected to vest at March 31, 2017	221	22.56	4.29	—
Exercisable at March 31, 2017	1,579	26.85	2.05	—
The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2017 and 2016 was zero. As of March 31, 2017, $1.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year.

A summary of restricted stock unit activity for the three months ended March 31, 2017 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	1,454	$12.68
Granted	949	14.10
Vested	(469)	13.41
Forfeited and expired	(42)	13.43
Outstanding at March 31, 2017	1,892	13.28
The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2017 and 2016 was $13.4 million and $11.6 million, respectively. As of March 31, 2017, there was $17.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the three months ended March 31, 2017 and 2016 was $6.3 million and $3.1 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the three months ended March 31, 2017 and 2016 was zero. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.
Note 6 - Segment Information
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

•
Business processing outsourcing services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively. The profit on these transactions is eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three-month periods ended March 31, 2017 and 2016 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2017
Customer revenue	$664.5		$585.3	$79.2
Intersegment		$(5.3)	—	5.3
Total revenue	$664.5	$(5.3)	$585.3	$84.5
Operating income (loss)	$(2.7)	$(43.0)	$27.3	$13.0
Three Months Ended March 31, 2016
Customer revenue	$666.8		$595.1	$71.7
Intersegment		$(5.6)	—	5.6
Total revenue	$666.8	$(5.6)	$595.1	$77.3
Operating income (loss)	$(27.6)	$(45.6)	$4.0	$14.0

Presented below is a reconciliation of total business segment operating income to consolidated loss before income taxes:

	Three Months Ended March 31,
	2017	2016
Total segment operating income	$40.3	$18.0
Interest expense	(5.7)	(4.4)
Other income (expense), net	(8.4)	(1.2)
Cost reduction charges(a)	(20.1)	(26.9)
Corporate and eliminations	(22.9)	(18.7)
Total loss before income taxes	$(16.8)	$(33.2)

(a)
The three months ended March 31, 2017 excludes $5.3 million for foreign currency translation losses related to exiting a foreign country which are reported in Other income (expense), net in the Consolidated Statement of Income.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,
	2017	2016
Services
Cloud & infrastructure services	$335.3	$335.8
Application services	201.5	210.6
Business processing outsourcing services	48.5	48.7
	585.3	595.1
Technology	79.2	71.7
Total	$664.5	$666.8

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2017	2016
United States	$333.8	$330.9
United Kingdom	78.9	82.0
Other foreign	251.8	253.9
Total	$664.5	$666.8
Note 7 - Accumulated Other Comprehensive Income
Accumulated other comprehensive loss as of December 31, 2016 and March 31, 2017 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2016	$(4,152.8)	$(927.1)	$(3,225.7)
Other comprehensive income before reclassifications	18.4	35.1	(16.7)
Amounts reclassified from accumulated other comprehensive income	34.9	(5.3)	40.2
Current period other comprehensive income	53.3	29.8	23.5
Balance at March 31, 2017	$(4,099.5)	$(897.3)	$(3,202.2)

Amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiary(a)	$(5.3)	$—
Postretirement Plans:
Amortization of prior service cost(b)	(1.4)	(1.4)
Amortization of actuarial losses(b)	43.3	38.6
Total before tax	36.6	37.2
Income tax benefit	(1.7)	(1.4)
Total reclassification for the period	$34.9	$35.8

(a)	Reported in other income (expense), net in the Consolidated Statements of Income
(b)	These items are included in net periodic postretirement cost (see Note 3).
Noncontrolling interests as of December 31, 2016 and March 31, 2017 are as follows:

Noncontrolling Interests
Balance at December 31, 2016	$(16.4)
Net income	3.0
Translation adjustments	1.3
Postretirement plans	(1.1)
Balance at March 31, 2017	$(13.2)

Note 8 - Supplemental Cash Flow Information
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$302.0	$370.6
Restricted cash	33.5	30.5
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$335.5	$401.1

Restricted cash consists of cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business processing outsourcing joint venture agreement, cash required to be held on deposit for the settlement of litigation and tax claims, and other cash that is restricted from withdrawal.
Cash paid, net of refunds, during the three months ended March 31, 2017 and 2016 for income taxes was $16.0 million and $10.9 million, respectively.
Cash paid during the three months ended March 31, 2017 and 2016 for interest was $9.0 million and $7.1 million, respectively.
Note 9 - Commitments and Contingencies
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2017, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $132 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends overpayments of approximately $68 million for the period January 2002 through July 2011 and is seeking data to identify the claims at issue for the remaining time period. The company believes that it has valid defenses to Louisiana's claims and is asserting them in the pending litigation.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2017, it has adequate provisions for any such matters.
Note 10 - Income Taxes
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
Note 11 - Accounting Standards
Effective January 1, 2017, the company adopted new guidance issued by the Financial Accounting Standards Board ("FASB") which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amended guidance, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Adoption of this new guidance had no impact on the company's consolidated results of operations and financial position.
Effective January 1, 2017, the company adopted new guidance issued by the FASB which allows the recognition of deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. The new guidance has been applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit. At January 1, 2017, the adjustment to accumulated deficit was an increase of $4.4 million.
Effective January 1, 2017, the company adopted new guidance which clarifies the treatment of several cash flow categories. In addition, the guidance also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The company previously reported premium payments on and proceeds from the settlement of corporate-owned life insurance policies as cash flows from operating activities in the company's consolidated statement of cash flows. Under the new guidance, these amounts were reclassified to investing activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the three months ended March 31, 2016, $0.8 million was reclassified from "(Increase) decrease in other assets" in operating activities to "Other" in investing activities in the company's consolidated statement of cash flows.

Effective January 1, 2017, the company adopted new guidance that changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Additionally, the standard requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the consolidated statement of cash flows, and any cash payments made to taxing authorities on an employee's behalf as financing activities, which the company previously reported as operating activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the three months ended March 31, 2016, $0.4 million was reclassified from "decrease in accounts payable and other accrued liabilities" in operating activities to "other" in financing activities in the company's consolidated statement of cash flows.
Effective January 1, 2017, the company adopted new guidance issued by the FASB which requires companies to include amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance has been applied on retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the three months ended March 31, 2016, the reclassification in the consolidated statement of cash flows resulted in a $0.5 million increase to "(Increase) decrease in other assets" in operating activities, a $1.2 million increase in "Other" in investing activities, a $0.5 million increase in "Effect of exchange rate changes on cash, cash equivalents and restricted cash," a $31.6 million increase in "Cash, cash equivalents and restricted cash, beginning of period," and a $33.8 million increase in "Cash, cash equivalents and restricted cash, end of period."
In March 2017, the FASB issued new guidance on the presentation of net periodic benefit cost in the income statement. The new guidance requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This update is effective for annual periods beginning after December 15, 2017, which for the company is January 1, 2018. Adoption of this new guidance will result in the reclassification of net periodic benefit cost from operating income to non-operating income. There will be no overall impact on the company's consolidated results of operations and financial position.
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

Note 12 - Debt
Long-term debt is comprised of the following:

	March 31, 2017	December 31, 2016
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $32.7 million and $34.4 million)	$180.8	$179.1
6.25% senior notes due August 15, 2017 ($95.0 million face value less unamortized discount and fees of $0.2 million and $0.3 million)	94.8	94.7
Capital leases	9.5	10.1
Other debt	16.3	16.1
Total	301.4	300.0
Less – current maturities	106.3	106.0
Total long-term debt	$195.1	$194.0
On April 17, 2017, the company issued $440 million aggregate principal amount of 10.75% Senior Secured Notes due 2022 (the “notes”). The notes are initially fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc. In the future, the notes will be guaranteed by each material domestic subsidiary and each restricted subsidiary that guarantees the secured revolving credit facility and other indebtedness of the company or another subsidiary guarantor. The notes and the guarantees will rank equally in right of payment with all of the existing and future senior debt of the company and the subsidiary guarantors. The notes and the guarantees will be structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of its subsidiaries that are not subsidiary guarantors.
The notes will pay interest semiannually on April 15 and October 15, commencing on October 15, 2017 at an annual rate of 10.75%, and will mature on April 15, 2022, unless earlier repurchased or redeemed.
The company may, at its option, redeem some or all of the notes at any time on or after April 15, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture governing the notes (the “indenture”), plus accrued and unpaid interest, if any.
Prior to April 15, 2020, the company may, at its option, redeem some or all of the notes at any time, at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 35% of the notes at any time prior to April 15, 2020, using the proceeds of certain equity offerings at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest, if any. In addition, the company may redeem all (but not less than all) of the notes at any time that the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio (as such terms are described below and further defined in the indenture) at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
The indenture contains covenants that limit the ability of the company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem its capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make certain prepayments in respect of pension obligations; (v) issue certain preferred stock or similar equity securities; (vi) make loans and investments (including investments by the company and subsidiary guarantors in subsidiaries that are not guarantors); (vii) sell assets; (viii) create or incur liens; (ix) enter into transactions with affiliates; (x) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (xi) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to several important limitations and exceptions.
The indenture also includes a covenant requiring that the company maintain a Collateral Coverage Ratio of not less than 1.50:1.00 (the “Required Collateral Coverage Ratio”) as of any test date. The Collateral Coverage Ratio is based on the ratio of (A) Grantor (as defined in the indenture) unrestricted cash and cash equivalents plus 4.75 multiplied by of the greater of (x) Grantor EBITDA (as defined in the indenture) for the most recently ended four fiscal quarters and (y) (i) the average quarterly Grantor EBITDA for the most recently ended seven fiscal quarters, multiplied by (ii) four, to (B) secured indebtedness of the Grantors. The Collateral Coverage Ratio is tested quarterly. If the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio as of any test date, and the company has not redeemed the notes within 90 days thereafter, this will be an event of default under the indenture.

If the company experiences certain kinds of changes of control (as defined in the indenture), it must offer to purchase the notes at 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.
On April 17, 2017, Unisys irrevocably deposited with the trustee for its 6.25% Senior Notes due 2017 (the “2017 notes”) sufficient funds to fund the redemption of the 2017 notes remaining outstanding. As a result, the company has been released from its obligations under the 2017 notes and the indenture governing those notes pursuant to the satisfaction and discharge provisions thereunder, except with respect to those provisions that by their terms survive the satisfaction and discharge.
For the three months ended March 31, 2017 and 2016, $4.7 million and $0.7 million, respectively, was recorded as interest expense on the Convertible Notes due 2021, which includes the contractual interest coupon: (2017 - $2.9 million, 2016 - $0.5 million), amortization of the debt discount: (2017 - $1.5 million, 2016 - $0.2 million), and amortization of the debt issuance costs: (2017 - $0.3 million, 2016 - $0.0 million).
Note 13 - Goodwill
At March 31, 2017, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Processing Outsourcing Services, $10.6 million.
Changes in the carrying amount of goodwill by segment for the quarter ended March 31, 2017 was as follows:

	Total	Services	Technology
Balance at December 31, 2016	$178.6	$69.9	$108.7
Translation adjustments	0.9	0.9	—
Balance at March 31, 2017	$179.5	$70.8	$108.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. In this discussion and analysis of the company’s financial condition and results of operations, the company has included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of the company’s 2016 Form 10-K. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Overview
In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur restructuring charges currently estimated at approximately $300 million through 2017. During 2016 and 2015, the company recognized charges in connection with this plan and other costs of $82.1 million and $118.5 million, respectively, principally related to a reduction in employees. During the three months ended March 31, 2017, the company incurred an additional $25.4 million of cost reduction charges and other costs.
For the three months ended March 31, 2017, the company reported a net loss attributable to Unisys Corporation of $32.7 million, or a loss of $0.65 per diluted share, compared with a net loss of $39.9 million or a loss of $0.80 per diluted share for the three months ended March 31, 2016. The company’s results of operations in the current period were positively impacted by higher margins in the services segment and savings due to cost reduction actions.
Results of operations
Company results
During the first quarter of 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $25.4 million. The charges related to work-force reductions were $12.5 million, principally related to severance costs, and were comprised of: (a) a charge of $0.5 million for 45 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $4.2 million for 75 employees, $8.2 million for additional benefits provided in 2017 and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.9 million comprised of $2.9 million for idle leased facilities costs, $3.3 million for contract amendment and termination costs, $1.4 million for professional fees and other expenses related to the cost reduction effort and $5.3 million for foreign currency translation losses related to exiting a foreign country. The charges were recorded in the following statement of income classifications: cost of revenue - services, $8.5 million; selling, general and administrative expenses, $11.3 million; research and development expenses, $0.3 million; and other income (expense), net, $5.3 million.
During the first quarter of 2016, the company recognized charges of $26.9 million in connection with this plan. The charges related to workforce reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $4.2 million for 175 employees in the U.S. and (b) a charge of $17.9 million for 337 employees outside the U.S. In addition, the company recorded charges of $4.8 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $11.5 million; selling, general and administrative expenses, $13.3 million; and research and development expenses, $2.1 million.
Revenue was $664.5 million for the quarter ended March 31, 2017 compared with $666.8 million for the first quarter of 2016.
Services revenue decreased 2% and Technology revenue increased 10% in the current quarter compared with the year-ago period. U.S. revenue increased 1% in the first quarter compared with the year-ago period. International revenue decreased 2% in the current quarter primarily due to declines in Europe and Asia Pacific partially offset by an increase in Latin America. Foreign currency had an insignificant impact on international revenue in the three months ended March 31, 2017 compared with the three months ended March 31, 2016.
Total gross profit margin was 18.1% in the three months ended March 31, 2017 compared with 14.8% in the three months ended March 31, 2016.

Selling, general and administrative expense in the three months ended March 31, 2017 was $109.1 million (16.4% of revenue) compared with $110.1 million (16.5% of revenue) in the year-ago period.
Research and development (R&D) expenses in the first quarter of 2017 were $13.8 million compared with $16.0 million in the first quarter of 2016.
For the three months ended March 31, 2017, pension expense was $24.5 million compared with pension expense of $20.3 million for the three months ended March 31, 2016. For the full year 2017, the company expects to recognize pension expense of approximately $97.9 million compared with $82.7 million for the full year of 2016. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of plan participants who are active employees are charged.
For the first quarter of 2017, the company reported an operating loss of $2.7 million compared with an operating loss of $27.6 million in the first quarter of 2016. The current quarter principally reflects improvement in the gross margins and operating margins of the Services business due to the company's ongoing efforts to enhance the efficiency of the Services business and was helped by a particularly profitable transaction.
Interest expense for the three months ended March 31, 2017 was $5.7 million compared with $4.4 million for the three months ended March 31, 2016. The increase was principally caused by the issuance of the Convertible Senior Notes due 2021 in the first quarter of 2016.
Other income (expense), net was expense of $8.4 million in the first quarter of 2017 compared with expense of $1.2 million in the first quarter of 2016. Included in the first quarter of 2017 was $5.3 million of foreign currency translation losses related to exiting a foreign country in connection with the restructuring plan noted above.
Loss before income taxes for the three months ended March 31, 2017 was $16.8 million compared with $33.2 million for the three months ended March 31, 2016. The current quarter principally reflects improvement in the gross margins and operating margins of the Services business as described above partially offset by higher interest expense and $5.3 million of foreign currency translation losses.

The provision for income taxes was $12.9 million in the current quarter compared with $5.5 million in the year-ago period.  As discussed in note 10 of the Notes to Consolidated Financial Statements, the company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations has no provision or benefit associated with it due to a full valuation allowance. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net loss attributable to Unisys Corporation for the three months ended March 31, 2017 was $32.7 million, or a loss of $0.65 per diluted share, compared with a net loss of $39.9 million, or a loss of $0.80 per diluted share, for the three months ended March 31, 2016.
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

•
Application services. This represents revenue from helping clients transform their business processes by providing advanced data solutions for select industries, developing and managing new leading-edge applications, offering advanced data analytics and modernizing existing enterprise applications.

•
Business processing outsourcing (BPO) services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2017
Customer revenue	$664.5		$585.3	$79.2
Intersegment		$(5.3)	—	5.3
Total revenue	$664.5	$(5.3)	$585.3	$84.5
Gross profit percent	18.1%		18.2%	46.6%
Operating profit (loss) percent	(0.4)%		4.7%	15.4%
Three Months Ended March 31, 2016
Customer revenue	$666.8		$595.1	$71.7
Intersegment		$(5.6)	—	5.6
Total revenue	$666.8	$(5.6)	$595.1	$77.3
Gross profit percent	14.8%		14.2%	48.6%
Operating profit (loss) percent	(4.1)%		0.7%	18.1%
Gross profit and operating profit (loss) percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,		Percent Change
	2017	2016
Services
Cloud & infrastructure services	$335.3	$335.8	(0.1)%
Application services	201.5	210.6	(4.3)%
Business processing outsourcing services	48.5	48.7	(0.4)%
	585.3	595.1	(1.6)%
Technology	79.2	71.7	10.5%
Total	$664.5	$666.8	(0.3)%
In the Services segment, customer revenue was $585.3 million for the three months ended March 31, 2017, down 1.6% from the three months ended March 31, 2016. Foreign currency translation had an insignificant impact on Services revenue in the current quarter compared with the year-ago period.

Revenue from cloud & infrastructure services of $335.3 million for the current quarter was flat compared with $335.8 million for the prior-year quarter. Foreign currency fluctuations had a 1 percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 4.3% for the three month period ended March 31, 2017 compared with the three month period ended March 31, 2016. Foreign currency fluctuations had a 1 percentage-point positive impact on application services revenue in the current period compared with the year-ago period.
Business processing outsourcing services revenue of $48.5 million in the current quarter was flat compared with $48.7 million in the prior-year quarter. Foreign currency fluctuations had a 9 percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 18.2% in the first quarter of 2017 compared with 14.2% in the year-ago period. Services operating income percent was 4.7% in the three months ended March 31, 2017 compared with 0.7% in the three months ended March 31, 2016. The increase in gross profit and operating income percent principally reflects the company's ongoing efforts to enhance the efficiency of the Services business and was helped by a particularly profitable transaction in the current quarter, which benefited revenue and margins.
In the Technology segment, customer revenue increased 10.5% to $79.2 million in the current quarter compared with $71.7 million in the year-ago period. Foreign currency translation had a 3 percentage-point positive impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 46.6% in the current quarter compared with 48.6% in the year-ago quarter. Technology operating income percent was 15.4% in the three months ended March 31, 2017 compared with 18.1% in the three months ended March 31, 2016. Despite the increase in revenue, the Technology segment's margins are down due to the mix of Technology revenue in the current period compared with the prior-year period.
New accounting pronouncements
See note 11 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.
Cash and cash equivalents at March 31, 2017 were $302.0 million compared with $370.6 million at December 31, 2016.
As of March 31, 2017, $247.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.
During the three months ended March 31, 2017, cash used for operations was $41.0 million compared with cash provided by operations of $25.9 million for the three months ended March 31, 2016. The fluctuation in cash flows from operating activities is principally attributed to the timing of receivables collection.
Cash used for investing activities during the three months ended March 31, 2017 was $28.1 million compared with cash usage of $39.0 million during the three months ended March 31, 2016. Net proceeds of investments were $7.4 million for the three months ended March 31, 2017 compared with net purchases of $2.8 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $13.8 million compared with $14.3 million in the year-ago period, capital additions of properties were $8.5 million in 2017 compared with $6.6 million in 2016 and capital additions of outsourcing assets were $12.9 million in 2017 compared with $15.1 million in 2016.

Cash used for financing activities during the three months ended March 31, 2017 was $2.8 million compared with cash provided of $158.4 million during the three months ended March 31, 2016. Included in the prior year period was proceeds from the issuance of $190.0 million of notes resulting in net proceeds of $159.5 million.

At March 31, 2017, total debt was $301.4 million compared with $300.0 million at December 31, 2016. The increase is primarily due to the amortization of debt issuance costs and fees.

The company has a secured revolving credit facility, expiring in June 2018, that provides for loans and letters of credit up to an aggregate amount of $150.0 million (with a limit on letters of credit of $100.0 million). At March 31, 2017, the company had no borrowings and $11.4 million of letters of credit outstanding under this facility. Borrowing limits under the facility are based upon the amount of eligible U.S. accounts receivable. At March 31, 2017, availability under the facility was $100.1 million net of letters of credit issued. Borrowings under the facility bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of Unisys Corporation and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.
At March 31, 2017, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2017, the company expects to make cash contributions of approximately $128.3 million to its worldwide defined benefit pension plans, which is comprised of $73.9 million primarily for non-U.S. defined benefit pension plans and $54.4 million for the company’s U.S. qualified defined benefit pension plan.
On April 17, 2017, the company issued $440 million aggregate principal amount of 10.75% Senior Secured Notes due 2022 (the “notes”). The notes are initially fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc. In the future, the notes will be guaranteed by each material domestic subsidiary and each restricted subsidiary that guarantees the secured revolving credit facility and other indebtedness of the company or another subsidiary guarantor. The notes and the guarantees will rank equally in right of payment with all of the existing and future senior debt of the company and the subsidiary guarantors. The notes and the guarantees will be structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of its subsidiaries that are not subsidiary guarantors.
The notes will pay interest semiannually on April 15 and October 15, commencing on October 15, 2017 at an annual rate of 10.75%, and will mature on April 15, 2022, unless earlier repurchased or redeemed.
The company may, at its option, redeem some or all of the notes at any time on or after April 15, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture governing the notes (the “indenture”), plus accrued and unpaid interest, if any.
Prior to April 15, 2020, the company may, at its option, redeem some or all of the notes at any time, at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 35% of the notes at any time prior to April 15, 2020, using the proceeds of certain equity offerings at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest, if any. In addition, the company may redeem all (but not less than all) of the notes at any time that the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio (as such terms are described below and further defined in the indenture) at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
The indenture contains covenants that limit the ability of the company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem its capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make certain prepayments in respect of pension obligations; (v) issue certain preferred stock or similar equity securities; (vi) make loans and investments (including investments by the company and subsidiary guarantors in subsidiaries that are not guarantors); (vii) sell assets; (viii) create or incur liens; (ix) enter into transactions with affiliates; (x) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (xi) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to several important limitations and exceptions.
The indenture also includes a covenant requiring that the company maintain a Collateral Coverage Ratio of not less than 1.50:1.00 (the “Required Collateral Coverage Ratio”) as of any test date. The Collateral Coverage Ratio is based on the ratio of (A) Grantor (as defined in the indenture) unrestricted cash and cash equivalents plus 4.75 multiplied by of the greater of (x) Grantor EBITDA (as defined in the indenture) for the most recently ended four fiscal quarters and (y) (i) the average quarterly Grantor EBITDA for the most recently ended seven fiscal quarters, multiplied by (ii) four, to (B) secured indebtedness of the Grantors. The Collateral Coverage Ratio is tested quarterly. If the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio as of any test date, and the company has not redeemed the notes within 90 days thereafter, this will be an event of default under the indenture.
If the company experiences certain kinds of changes of control (as defined in the indenture), it must offer to purchase the notes at 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.
On April 17, 2017, Unisys irrevocably deposited with the trustee for its 6.25% Senior Notes due 2017 (the “2017 notes”) sufficient funds to fund the redemption of the 2017 notes remaining outstanding. As a result, the company has been released from its obligations under the 2017 notes and the indenture governing those notes pursuant to the satisfaction and discharge provisions thereunder, except with respect to those provisions that by their terms survive the satisfaction and discharge.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to litigation is set forth in Note 9 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company's 2016 Form 10-K.
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

UNISYS CORPORATION

Date: April 28, 2017	By:	/s/ Inder M. Singh
Inder M. Singh
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

3.2
Certificate of Amendment to Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on April 28, 2017)

3.4	Bylaws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

4.1
Indenture, dated as of April 17, 2017, among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on April 17, 2017)

10.1
Security Agreement, dated as of April 17, 2017, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 17, 2017)

10.2
Collateral Trust Agreement, dated as of April 17, 2017, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on April 17, 2017)

10.3
ABL-Notes Intercreditor Agreement, dated as of April 17, 2017, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on April 17, 2017)

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