Form 10-Q
period 2017-06-30
UNISYS CORP
filed 2017-08-02
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of June 30, 2017: 50,469,877.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$571.1	$370.6
Accounts and notes receivable, net	573.9	505.8
Inventories:
Parts and finished equipment	17.1	14.0
Work in process and materials	15.3	15.0
Prepaid expenses and other current assets	135.1	121.9
Total current assets	1,312.5	1,027.3
Properties	908.9	886.6
Less-Accumulated depreciation and amortization	757.5	741.3
Properties, net	151.4	145.3
Outsourcing assets, net	178.1	172.5
Marketable software, net	134.0	137.0
Prepaid postretirement assets	42.6	33.3
Deferred income taxes	149.9	146.1
Goodwill	180.0	178.6
Restricted cash	19.1	30.5 *
Other long-term assets	151.3	151.0 *
Total assets	$2,318.9	$2,021.6
Liabilities and deficit
Current liabilities
Current maturities of long-term-debt	$11.3	$106.0
Accounts payable	199.0	189.0
Deferred revenue	346.6	337.4
Other accrued liabilities	329.1	349.2
Total current liabilities	886.0	981.6
Long-term debt	629.8	194.0
Long-term postretirement liabilities	2,230.3	2,292.6
Long-term deferred revenue	116.3	117.6
Other long-term liabilities	86.6	83.2
Commitments and contingencies
Deficit
Common stock, shares issued:
2017; 53.4, 2016; 52.8	0.5	0.5
Accumulated deficit	(1,972.5)	(1,893.4)
Treasury stock, shares at cost:
2017; 2.9, 2016; 2.7	(102.7)	(100.5)
Paid-in capital	4,521.5	4,515.2
Accumulated other comprehensive loss	(4,067.4)	(4,152.8)
Total Unisys stockholders’ deficit	(1,620.6)	(1,631.0)
Noncontrolling interests	(9.5)	(16.4)
Total deficit	(1,630.1)	(1,647.4)
Total liabilities and deficit	$2,318.9	$2,021.6
See notes to consolidated financial statements
* Amounts were changed to conform to the current-year presentation. See Note 11.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Services	$574.8	$613.8	$1,160.1	$1,208.9
Technology	91.4	135.1	170.6	206.8
	666.2	748.9	1,330.7	1,415.7
Costs and expenses
Cost of revenue:
Services	526.7	529.1	1,031.2	1,062.8
Technology	37.0	41.5	76.8	76.1
	563.7	570.6	1,108.0	1,138.9
Selling, general and administrative	114.2	115.7	223.3	225.8
Research and development	13.1	13.1	26.9	29.1
	691.0	699.4	1,358.2	1,393.8
Operating profit (loss)	(24.8)	49.5	(27.5)	21.9
Interest expense	14.3	7.8	20.0	12.2
Other income (expense), net	(3.2)	2.6	(11.6)	1.4
Income (loss) before income taxes	(42.3)	44.3	(59.1)	11.1
Provision (benefit) for income taxes	(3.8)	18.8	9.1	24.3
Consolidated net income (loss)	(38.5)	25.5	(68.2)	(13.2)
Net income attributable to noncontrolling interests	3.5	3.9	6.5	5.1
Net income (loss) attributable to Unisys Corporation	$(42.0)	$21.6	$(74.7)	$(18.3)
Income (loss) per share attributable to Unisys Corporation
Basic	$(0.83)	$0.43	$(1.48)	$(0.37)
Diluted	$(0.83)	$0.36	$(1.48)	$(0.37)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$(38.5)	$25.5	$(68.2)	$(13.2)
Other comprehensive income
Foreign currency translation	42.7	(48.9)	73.8	(38.4)
Postretirement adjustments, net of tax of $(7.1) and $(8.1) in 2017 and $11.9 and $14.6 in 2016	(10.4)	101.4	12.0	146.9
Total other comprehensive income	32.3	52.5	85.8	108.5
Comprehensive income (loss)	(6.2)	78.0	17.6	95.3
Less comprehensive income attributable to noncontrolling interests	(3.7)	(3.1)	(6.9)	(4.3)
Comprehensive income (loss) attributable to Unisys Corporation	$(9.9)	$74.9	$10.7	$91.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Consolidated net loss	$(68.2)	$(13.2)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency transaction losses	5.1	0.4
Non-cash interest expense	4.4	2.8
Loss on debt extinguishment	1.5	—
Employee stock compensation	6.2	5.3
Depreciation and amortization of properties	19.8	19.3
Depreciation and amortization of outsourcing assets	26.3	25.7
Amortization of marketable software	31.8	32.4
Other non-cash operating activities	2.5	1.0
Loss on disposal of capital assets	4.2	1.6
Pension contributions	(71.2)	(64.1)
Pension expense	45.8	41.8
Increase in deferred income taxes, net	(0.4)	(9.7)
Changes in operating assets and liabilities
(Increase) decrease in receivables, net	(57.4)	24.9
(Increase) decrease in inventories	(2.6)	5.8
Decrease in accounts payable and other accrued liabilities	(28.3)	(35.6	)*
(Decrease) increase in other liabilities	(8.6)	12.3
(Increase) decrease in other assets	(1.1)	6.2	*
Net cash (used for) provided by operating activities	(90.2)	56.9	*
Cash flows from investing activities
Proceeds from investments	2,502.0	2,236.8
Purchases of investments	(2,487.1)	(2,238.0)
Investment in marketable software	(28.8)	(30.2)
Capital additions of properties	(15.9)	(11.0)
Capital additions of outsourcing assets	(36.9)	(28.8)
Other	(0.3)	(0.2	)*
Net cash used for investing activities	(67.0)	(71.4	)*
Cash flows from financing activities
Proceeds from issuance of long-term debt	445.0	213.5
Payments for capped call transactions	—	(27.3)
Issuance costs relating to long-term debt	(11.7)	(7.3)
Payments of long-term debt	(97.7)	(1.3)
Payments of short-term borrowings	—	(65.8)
Other	(2.1)	(0.4	)*
Net cash provided by financing activities	333.5	111.4	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12.8	0.1	*
Increase in cash, cash equivalents and restricted cash	189.1	97.0	*
Cash, cash equivalents and restricted cash, beginning of period	401.1	396.8	*
Cash, cash equivalents and restricted cash, end of period	$590.2	$493.8	*
See notes to consolidated financial statements
* Amounts were changed to conform to the current-year presentation. See Note 11.

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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
The company’s accounting policies are set forth in detail in Note 1 of the notes to the consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies. The company believes that these critical accounting policies affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements. There have been no changes in the company’s critical accounting policies from those disclosed in the company’s 2016 Form 10-K.
Note 1 — Earnings Per Share
The following table shows how the income (loss) per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2017 and 2016 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(42.0)	$21.6	$(74.7)	$(18.3)
Weighted average shares	50,437	50,069	50,346	50,036
Basic earnings (loss) per common share	$(0.83)	$0.43	$(1.48)	$(0.37)
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(42.0)	$21.6	$(74.7)	$(18.3)
Add interest expense on convertible notes, net of tax of zero	—	4.5	—	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(42.0)	$26.1	$(74.7)	$(18.3)
Weighted average shares	50,437	50,069	50,346	50,036
Plus incremental shares from assumed conversions:
Employee stock plans	—	167	—	—
Convertible notes	—	21,550	—	—
Adjusted weighted average shares	50,437	71,786	50,346	50,036
Diluted earnings (loss) per common share	$(0.83)	$0.36	$(1.48)	$(0.37)

In the six months ended June 30, 2017 and 2016, the following weighted-average number of stock options and restricted stock units were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 3,517 and 3,684, respectively. In the six months ended June 30, 2017 and 2016, the following weighted-average number of common shares issuable upon conversion of the 5.50% convertible senior notes due 2021 were antidilutive and therefore excluded from the computation of diluted earnings per share (in thousands): 21,868 and 12,593, respectively.
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
During the three months ended June 30, 2017, the company recognized charges in connection with this plan and other costs of $27.5 million. Charges related to work-force reductions were $24.2 million, principally related to severance costs, and were comprised of: (a) a charge of $4.8 million for 369 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $19.8 million for 301 employees and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $3.3 million comprised of $1.9 million for contract amendment and termination costs, $1.6 million for professional fees and other expenses related to the cost reduction effort and $(0.2) million for foreign currency translation gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $19.1 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $8.2 million; and other income (expense), net, $(0.2) million.
During the six months ended June 30, 2017, the company recognized charges in connection with this plan and other costs of $52.9 million. Charges related to work-force reductions were $36.7 million, principally related to severance costs, and were comprised of: (a) a charge of $5.3 million for 414 employees and $(0.2) million for changes in estimates in the U.S. and (b) a charge of $24.0 million for 376 employees, $8.2 million for additional benefits provided in 2017 and $(0.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $16.2 million comprised of $2.9 million for idle leased facilities costs, $5.2 million for contract amendment and termination costs, $3.0 million for professional fees and other expenses related to the cost reduction effort and $5.1 million for foreign currency translation losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $27.6 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $19.5 million; research and development expenses, $0.3 million; and other income (expense), net, $5.1 million.
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

Liabilities and expected future payments related to these costs are as follows:

		Work-Force Reductions		Idle Leased Facilities Costs
	Total	U.S.	Int’l.
Balance at December 31, 2016	$36.6	$1.8	$33.4	$1.4
Additional provisions	40.4	5.3	32.2	2.9
Payments	(12.9)	(1.7)	(10.5)	(0.7)
Changes in estimates	(0.8)	(0.2)	(0.6)	—
Translation adjustments	3.9	—	3.7	0.2
Balance at June 30, 2017	$67.2	$5.2	$58.2	$3.8
Expected future utilization on balance at June 30, 2017:
2017 remaining six months	$29.3	$5.2	$23.3	$0.8
Beyond 2017	37.9	—	34.9	3.0
Note 3 - Pension and Postretirement Benefits
Net periodic pension expense for the three and six months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$1.6	$—	$1.6	$2.1	$—	$2.1
Interest cost	70.9	53.2	17.7	81.4	58.1	23.3
Expected return on plan assets	(90.1)	(58.8)	(31.3)	(100.0)	(63.2)	(36.8)
Amortization of prior service benefit	(1.2)	(0.7)	(0.5)	(1.4)	(0.7)	(0.7)
Recognized net actuarial loss	45.3	32.3	13.0	39.4	29.3	10.1
Curtailment gain	(5.2)	—	(5.2)	—	—	—
Net periodic pension expense	$21.3	$26.0	$(4.7)	$21.5	$23.5	$(2.0)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Total	U.S. Plans	Int’l. Plans	Total	U.S. Plans	Int’l. Plans
Service cost	$3.2	$—	$3.2	$3.9	$—	$3.9
Interest cost	140.8	105.7	35.1	161.9	115.7	46.2
Expected return on plan assets	(179.5)	(117.6)	(61.9)	(199.4)	(126.6)	(72.8)
Amortization of prior service benefit	(2.5)	(1.3)	(1.2)	(2.8)	(1.3)	(1.5)
Recognized net actuarial loss	89.0	63.2	25.8	78.2	58.0	20.2
Curtailment gain	(5.2)	—	(5.2)	—	—	—
Net periodic pension expense	$45.8	$50.0	$(4.2)	$41.8	$45.8	$(4.0)
In 2017, the company expects to make cash contributions of approximately $141.0 million to its worldwide defined benefit pension plans, which are comprised of $54.4 million for the company’s U.S. qualified defined benefit pension plan and $86.6 million primarily for the company’s non-U.S. defined benefit pension plans. In 2016, the company made cash contributions of $132.5 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2017 and 2016, the company made cash contributions of $71.2 million and $64.1 million, respectively.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2017 and 2016 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.5	1.6	3.0	3.2
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial loss	0.3	0.3	0.6	0.6
Amortization of prior service benefit	(0.1)	—	(0.2)	—
Net periodic postretirement benefit expense	$1.7	$1.9	$3.4	$3.8
The company expects to make cash contributions of approximately $13.0 million to its postretirement benefit plan in 2017 compared to $13.6 million in 2016. For the six months ended June 30, 2017 and 2016, the company made cash contributions of $5.0 million and $5.4 million, respectively.
Note 4 - Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2017 and 2016, the notional amount of these contracts was $408.0 million and $473.8 million, respectively. At June 30, 2017 and 2016, the fair value of such contracts was a net gain of $7.1 million and a net loss of $17.3 million, respectively, of which $8.6 million and $1.9 million, respectively, has been recognized in “Prepaid expenses and other current assets” and $1.5 million and $19.2 million, respectively, has been recognized in “Other accrued liabilities” in the company’s consolidated balance sheets. For the six months ended June 30, 2017 and 2016, changes in the fair value of these instruments were a gain of $21.5 million and a loss of $14.1 million, respectively, which has been recognized in earnings in “Other income (expense), net” in the company’s consolidated statements of income. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities.
The fair value of long-term debt is based on market prices (Level 2 inputs). At June 30, 2017, the fair value of the company’s senior secured notes due 2022, which were issued in April 2017, was $481.8 million. The fair value of the company’s convertible senior notes due 2021 was $318.9 million and $379.8 million at June 30, 2017 and December 31, 2016, respectively. At December 31, 2016, the fair value of the company’s senior notes due 2017, which were retired in May 2017, was $97.8 million.
Note 5 - Stock Options
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2017, 3.1 million shares of unissued common stock of the company were available for granting under these plans.
There were no grants of stock option awards during the six months ended June 30, 2017.

For the six months ended June 30, 2016, the fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

Six Months Ended June 30, 2016
Weighted-average fair value of grant	$4.53
Risk-free interest rate	1.29%
Expected volatility	51.30%
Expected life of options in years	4.90
Expected dividend yield	—
Restricted stock unit awards may contain time-based units, performance-based units or a combination of both. Each performance-based unit will vest into zero to two shares depending on the degree to which the performance goals are met. Compensation expense resulting from these awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse, and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals.
The company records all share-based expense in selling, general and administrative expense. During the six months ended June 30, 2017 and 2016, the company recorded $6.2 million and $5.3 million of share-based compensation expense, respectively, which was comprised of $5.6 million and $4.3 million of restricted stock unit expense and $0.6 million and $1.0 million of stock option expense, respectively.
A summary of stock option activity for the six months ended June 30, 2017 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,099	$25.41
Granted	—	—
Exercised	(1)	10.65
Forfeited and expired	(306)	20.04
Outstanding at June 30, 2017	1,792	26.33	2.09	$—
Expected to vest at June 30, 2017	211	22.72	4.00	—
Exercisable at June 30, 2017	1,574	26.84	1.82	—
The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2017 was immaterial, and for the six months ended June 30, 2016 was zero. As of June 30, 2017, $0.7 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year.

A summary of restricted stock unit activity for the six months ended June 30, 2017 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	1,454	$12.68
Granted	977	14.06
Vested	(544)	13.30
Forfeited and expired	(162)	11.41
Outstanding at June 30, 2017	1,725	13.46
The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2017 and 2016 was $13.7 million and $12.5 million, respectively. As of June 30, 2017, there was $14.7 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2017 and 2016 was $7.2 million and $3.4 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the six months ended June 30, 2017 was immaterial, and for the six months ended June 30, 2016 was zero. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.
Note 6 - Segment Information
The company has two business segments: Services and Technology. Revenue classifications within the Services segment are as follows:

•
Cloud & infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.

•
Application services. This represents revenue from helping clients transform their business processes by providing advanced solutions for select industries, developing and managing new leading-edge applications, providing digital transformation services, offering advanced data analytics and modernizing existing enterprise applications.

•
Business process outsourcing services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2017 and 2016 was $0.9 million and $0.4 million, respectively. The amount for the six months ended June 30, 2017 and 2016 was $1.0 million and $0.5 million, respectively. The sales and profit on these transactions are eliminated in Corporate.

The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2017 and 2016 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2017
Customer revenue	$666.2	$—	$574.8	$91.4
Intersegment	—	(5.4)	—	5.4
Total revenue	$666.2	$(5.4)	$574.8	$96.8
Operating income (loss)	$(24.8)	$(49.8)	$(9.4)	$34.4

Three Months Ended June 30, 2016
Customer revenue	$748.9	$—	$613.8	$135.1
Intersegment	—	(5.9)	—	5.9
Total revenue	$748.9	$(5.9)	$613.8	$141.0
Operating income (loss)	$49.5	$(30.8)	$12.7	$67.6

Six Months Ended June 30, 2017
Customer revenue	$1,330.7	$—	$1,160.1	$170.6
Intersegment	—	(10.7)	—	10.7
Total revenue	$1,330.7	$(10.7)	$1,160.1	$181.3
Operating income (loss)	$(27.5)	$(92.8)	$17.9	$47.4

Six Months Ended June 30, 2016
Customer revenue	$1,415.7	$—	$1,208.9	$206.8
Intersegment	—	(11.5)	—	11.5
Total revenue	$1,415.7	$(11.5)	$1,208.9	$218.3
Operating income (loss)	$21.9	$(76.5)	$16.7	$81.7

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total segment operating income	$25.0	$80.3	$65.3	$98.4
Interest expense	(14.3)	(7.8)	(20.0)	(12.2)
Other income (expense), net	(3.2)	2.6	(11.6)	1.4
Cost reduction charges(a)	(27.7)	(10.2)	(47.8)	(37.1)
Corporate and eliminations	(22.1)	(20.6)	(45.0)	(39.4)
Total income (loss) before income taxes	$(42.3)	$44.3	$(59.1)	$11.1

(a)
The three and six months ended June 30, 2017 excludes $(0.2) million and $5.1 million, respectively, for foreign currency translation (gains) losses related to exiting foreign countries which are reported in Other income (expense), net in the consolidated statements of income.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Services
Cloud & infrastructure services	$326.9	$340.0	$662.2	$675.9
Application services	196.4	220.4	397.9	431.0
Business process outsourcing services	51.5	53.4	100.0	102.0
	574.8	613.8	1,160.1	1,208.9
Technology	91.4	135.1	170.6	206.8
Total	$666.2	$748.9	$1,330.7	$1,415.7
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$308.5	$348.4	$642.3	$679.3
United Kingdom	66.6	109.3	145.5	191.3
Other foreign	291.1	291.2	542.9	545.1
Total	$666.2	$748.9	$1,330.7	$1,415.7
Note 7 - Accumulated Other Comprehensive Income
Accumulated other comprehensive loss as of December 31, 2016 and June 30, 2017 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2016	$(4,152.8)	$(927.1)	$(3,225.7)
Other comprehensive income before reclassifications	12.5	74.2	(61.7)
Amounts reclassified from accumulated other comprehensive income	72.9	(5.1)	78.0
Current period other comprehensive income	85.4	69.1	16.3
Balance at June 30, 2017	$(4,067.4)	$(858.0)	$(3,209.4)

Amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(a)	$0.2	$—	$(5.1)	$—
Postretirement Plans:
Amortization of prior service cost(b)	(1.4)	(1.4)	(2.8)	(2.8)
Amortization of actuarial losses(b)	44.9	39.4	88.2	78.0
Curtailment gain(b)	(5.2)	—	(5.2)	—
Total before tax	38.5	38.0	75.1	75.2
Income tax benefit	(0.5)	(1.5)	(2.2)	(2.9)
Total reclassification for the period	$38.0	$36.5	$72.9	$72.3

(a)	Reported in Other income (expense), net in the consolidated statements of income
(b)	These items are included in net periodic postretirement cost (see Note 3).
Noncontrolling interests as of December 31, 2016 and June 30, 2017 are as follows:

Noncontrolling Interests
Balance at December 31, 2016	$(16.4)
Net income	6.5
Translation adjustments	4.7
Postretirement plans	(4.3)
Balance at June 30, 2017	$(9.5)
Note 8 - Supplemental Cash Flow Information
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$571.1	$370.6
Restricted cash	19.1	30.5
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$590.2	$401.1

Restricted cash consists of cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business process outsourcing joint venture agreement, cash required to be held on deposit for the settlement of litigation and tax claims and other cash that is restricted from withdrawal.
Cash paid, net of refunds, for income taxes during the six months ended June 30, 2017 and 2016 was $23.7 million and $24.5 million, respectively.
Cash paid for interest during the six months ended June 30, 2017 and 2016 was $10.5 million and $7.2 million, respectively.

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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2017, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $129 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2017, it has adequate provisions for any such matters.
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
A full valuation allowance is currently maintained for substantially all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to such valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly depending on the geographic distribution of income.
In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (AMT) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section 168(k)(4). The company expects to receive a refund in 2017 of approximately $9 million and refunds in future periods currently estimated at $11 million. The decision to make this election resulted in a tax benefit of $20.0 million in the current quarter due to the release of a portion of the valuation allowance previously offsetting the deferred tax asset associated with the company’s existing AMT credit carryforwards.
Note 11 - Accounting Standards
Effective January 1, 2017, the company adopted new guidance issued by the Financial Accounting Standards Board (“FASB”) which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amended guidance, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Adoption of this new guidance had no impact on the company’s consolidated results of operations and financial position.
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
Effective January 1, 2017, the company adopted new guidance which clarifies the treatment of several cash flow categories. In addition, the guidance also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The company previously reported premium payments on and proceeds from the settlement of corporate-owned life insurance policies as cash flows from operating activities in the company’s consolidated statement of cash flows. Under the new guidance, these amounts were reclassified to investing activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the six months ended June 30, 2016, $0.8 million was reclassified from “(increase) decrease in other assets” in operating activities to “other” in investing activities in the company’s consolidated statements of cash flows.
Effective January 1, 2017, the company adopted new guidance that changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Additionally, the standard requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the consolidated statement of cash flows, and any cash payments made to taxing authorities on an employee’s behalf as financing activities, which the company previously reported as operating activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the six months ended June 30, 2016, $0.4 million was reclassified from “decrease in accounts payable and other accrued liabilities” in operating activities to “other” in financing activities in the company’s consolidated statements of cash flows.
Effective January 1, 2017, the company adopted new guidance issued by the FASB which requires companies to include amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance has been applied on retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the six months ended June 30, 2016, the reclassification in the consolidated statements of cash flows resulted in a $3.1 million reduction to “(increase) decrease in other assets” in operating activities, a $1.3 million increase in “other” in investing activities, a $0.4 million increase in “effect of exchange rate changes on cash, cash equivalents and restricted cash,” a $31.6 million increase in “cash, cash equivalents and restricted cash, beginning of period” and a $30.2 million increase in “cash, cash equivalents and restricted cash, end of period.”
In March 2017, the FASB issued new guidance on the presentation of net periodic benefit cost in the income statement. The new guidance requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line items that include service cost and outside the subtotal of operating income. This update is effective for annual periods beginning after December 15, 2017, which for the company is January 1, 2018. Adoption of this new guidance will result in the reclassification of net periodic benefit cost, other than service costs ($42.6 million for the six months ended June 30, 2017), from operating income to non-operating income. There will be no overall impact on the company’s consolidated financial position.
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
In 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows from a contract with a customer. The standard, and its various amendments, is effective for annual reporting periods beginning after December 15, 2017, which for the company is January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Generally the new standard would require the company to recognize revenue for certain transactions, including extended payment term software licenses and short-term software licenses, sooner than the current rules would allow. The company will adopt the standard on January 1, 2018 using the modified retrospective method. The company is currently monitoring the impact the adoption of this new standard will have on its consolidated results of operations and financial position and currently does not believe there will be a material impact upon adoption or on a go-forward basis. However, the final impact cannot be determined until the end of 2017 and it will be impacted by transactions entered into during 2017.

Note 12 - Debt
Long-term debt is comprised of the following:

	June 30, 2017		December 31, 2016
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $11.5 million)	$428.5	—	$—
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $30.9 million and $34.4 million)	182.6		179.1
6.25% senior notes	—		94.7
Capital leases	8.5		10.1
Other debt	21.5		16.1
Total	641.1		300.0
Less – current maturities	11.3		106.0
Total long-term debt	$629.8		$194.0
On April 17, 2017, the company issued $440 million aggregate principal amount of 10.75% Senior Secured Notes due 2022 (the “notes”). The notes are initially fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc. (together with the Company, the “Grantors”). In the future, the notes will be guaranteed by each material domestic subsidiary and each restricted subsidiary that guarantees the secured revolving credit facility and other indebtedness of the company or another subsidiary guarantor. The notes and the guarantees will rank equally in right of payment with all of the existing and future senior debt of the company and the subsidiary guarantors. The notes and the guarantees will be structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the company’s subsidiaries that are not subsidiary guarantors.
The notes will pay interest semiannually on April 15 and October 15, commencing on October 15, 2017, at an annual rate of 10.75%, and will mature on April 15, 2022, unless earlier repurchased or redeemed.
The company may, at its option, redeem some or all of the notes at any time on or after April 15, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture governing the notes (the “indenture”), plus accrued and unpaid interest, if any.
Prior to April 15, 2020, the company may, at its option, redeem some or all of the notes at any time, at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 35% of the notes at any time prior to April 15, 2020, using the proceeds of certain equity offerings at a redemption price of 110.75% of the principal amount thereof, plus accrued and unpaid interest, if any. In addition, the company may redeem all (but not less than all) of the notes at any time that the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio (as such terms are described below and further defined in the indenture) at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
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
The indenture also includes a covenant requiring that the company maintain a Collateral Coverage Ratio of not less than 1.50:1.00 (the “Required Collateral Coverage Ratio”) as of any test date. The Collateral Coverage Ratio is based on the ratio of (A) Grantor unrestricted cash and cash equivalents plus 4.75 multiplied by of the greater of (x) Grantor EBITDA for the most recently ended four fiscal quarters and (y) (i) the average quarterly Grantor EBITDA for the most recently ended seven fiscal quarters, multiplied by (ii) four, to (B) secured indebtedness of the Grantors. The Collateral Coverage Ratio is tested quarterly.

If the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio as of any test date, and the company has not redeemed the notes within 90 days thereafter, this will be an event of default under the indenture.
If the company experiences certain kinds of changes of control, it must offer to purchase the notes at 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.
On May 8, 2017, the company redeemed all of its then outstanding 6.25% senior notes due 2017. As a result of this redemption, the company recognized a charge of $1.5 million in “Other income (expense), net” in the three months ended June 30, 2017, which is comprised of $1.3 million of premium and expenses paid and $0.2 million for the write off of unamortized discount and fees related to the portion of the notes redeemed.
For the three months ended June 30, 2017 and 2016, $4.7 million and $4.5 million, respectively, was recorded as interest expense on the convertible notes due 2021, which includes the contractual interest coupon: (2017 - $2.9 million, 2016 - $2.9 million), amortization of the debt discount: (2017 - $1.5 million, 2016 - $1.3 million), and amortization of the debt issuance costs: (2017 - $0.3 million, 2016 - $0.3 million).
For the six months ended June 30, 2017 and 2016, $9.4 million and $5.2 million, respectively, was recorded as interest expense on the convertible notes due 2021, which includes the contractual interest coupon: (2017 - $5.9 million, 2016 - $3.4 million), amortization of the debt discount: (2017 - $2.9 million, 2016 - $1.5 million), and amortization of the debt issuance costs: (2017 - $0.6 million, 2016 - $0.3 million).
Note 13 - Goodwill
At June 30, 2017, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.7 million.
Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2017 was as follows:

	Total	Services	Technology
Balance at December 31, 2016	$178.6	$69.9	$108.7
Translation adjustments	1.4	1.4	—
Balance at June 30, 2017	$180.0	$71.3	$108.7

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
Overview
In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a plan to incur restructuring charges currently estimated at approximately $300 million through 2017. During 2016 and 2015, the company recognized charges in connection with this plan and other costs of $82.1 million and $118.5 million, respectively, principally related to a reduction in employees. During the six months ended June 30, 2017, the company incurred an additional $52.9 million of cost reduction charges and other costs.
For the six months ended June 30, 2017, the company reported a net loss attributable to Unisys Corporation of $74.7 million, or a loss of $1.48 per diluted share, compared with a net loss of $18.3 million, or a loss of $0.37 per diluted share for the six months ended June 30, 2016. The company’s results of operations in the current period were impacted by lower gross profit margins in the Technology segment driven by lower sales of the company’s enterprise software and servers, higher cost reduction charges as well as the negative impact of foreign currency fluctuations partially offset by lower income tax expense as described below.
Results of operations
Company results
Three months ended June 30, 2017 compared with the three months ended June 30, 2016
During the three months ended June 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $27.5 million. The charges related to work-force reductions were $24.2 million, principally related to severance costs, and were comprised of: (a) a charge of $4.8 million for 369 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $19.8 million for 301 employees and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $3.3 million comprised of $1.9 million for contract amendment and termination costs, $1.6 million for professional fees and other expenses related to the cost reduction effort and $(0.2) million for foreign currency translation gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $19.1 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $8.2 million; and other income (expense), net, $(0.2) million.
During the three months ended June 30, 2016, the company recognized charges of $10.2 million in connection with this plan. The charges related to workforce reductions were $6.5 million, principally related to severance costs, and were comprised of: (a) a charge of $1.2 million for 69 employees in the U.S. and (b) a charge of $5.3 million for 262 employees outside the U.S. In addition, the company recorded charges of $3.7 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $5.1 million; selling, general and administrative expenses, $5.5 million; and research and development expenses, $(0.4) million.
Revenue for the quarter ended June 30, 2017 was $666.2 million compared with $748.9 million for the second quarter of 2016, a decrease of 11% from the prior year. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 6% and Technology revenue decreased 32% in the current quarter compared with the year-ago period. Current period Technology revenue was primarily impacted by lower sales of the company’s enterprise software and servers. U.S. revenue decreased 11% in the second quarter compared with the year-ago period. International revenue decreased 11% in the current quarter with all regions contributing to the decline. Foreign currency had a 3 percentage-point negative impact on international revenue in the three months ended June 30, 2017 compared with the three months ended June 30, 2016.
Total gross profit margin was 15.4% in the three months ended June 30, 2017 compared with 23.8% in the three months ended June 30, 2016. Gross margin was impacted by lower sales in the Technology segment as noted above as well as higher cost reduction charges. Cost reduction charges of $19.5 million were recorded in cost of revenue in the three months ended June 30, 2017 compared with $5.1 million in the three months ended June 30, 2016.
Selling, general and administrative expense in the three months ended June 30, 2017 was $114.2 million (17.1% of revenue) compared with $115.7 million (15.4% of revenue) in the year-ago period.
Research and development (R&D) expenses in the second quarter of 2017 and 2016 were $13.1 million in each period.
For the three months ended June 30, 2017, pension expense was $21.3 million compared with pension expense of $21.5 million for the three months ended June 30, 2016. For the full year 2017, the company expects to recognize pension expense of approximately $97 million compared with $82.7 million for the full year of 2016. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of plan participants who are active employees are charged.
For the second quarter of 2017, the company reported an operating loss of $24.8 million compared with operating income of $49.5 million in the second quarter of 2016.
Interest expense for the three months ended June 30, 2017 was $14.3 million compared with $7.8 million for the three months ended June 30, 2016. The increase was principally caused by the issuance of the senior secured notes due 2022 in the second quarter of 2017. See Note 12 of the Notes to Consolidated Financial Statements.
Other income (expense), net was expense of $3.2 million in the second quarter of 2017 compared with income of $2.6 million in the second quarter of 2016. Included in the second quarter of 2017 were foreign currency translation losses of $1.2 million compared to foreign currency translation gains of $3.5 million in the second quarter of 2016.
Loss before income taxes for the three months ended June 30, 2017 was $42.3 million compared with income of $44.3 million for the three months ended June 30, 2016.

Benefit of income taxes was $3.8 million in the current quarter compared with a provision of $18.8 million in the year-ago period. In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (AMT) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section
168(k)(4). The company expects to receive a refund in 2017 of approximately $9 million and refunds in future periods currently estimated at $11 million. The decision to make this election resulted in a tax benefit of $20.0 million in the current quarter due to the release of a portion of the valuation allowance previously offsetting the deferred tax asset associated with the company’s existing AMT credit carryforwards.

The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net loss attributable to Unisys Corporation for the three months ended June 30, 2017 was $42.0 million, or a loss of $0.83 per diluted share, compared with net income of $21.6 million, or income of $0.36 per diluted share, for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared with the six months ended June 30, 2016
During the six months ended June 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $52.9 million. The charges related to work-force reductions were $36.7 million, principally related to severance costs, and were comprised of: (a) a charge of $5.3 million for 414 employees and $(0.2) million for changes in estimates in the U.S. and (b) a charge of $24.0 million for 376 employees, $8.2 million for additional benefits provided in 2017 and $(0.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $16.2 million comprised of $2.9 million for idle leased facilities costs, $5.2 million for contract amendment and termination costs, $3.0 million for professional fees and other expenses related to the cost reduction effort and $5.1 million for foreign currency translation losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $27.6 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $19.5 million; research and development expenses, $0.3 million; and other income (expense), net, $5.1 million.
During the six months ended June 30, 2016, the company recognized charges of $37.1 million in connection with this plan. The charges related to workforce reductions were $28.6 million, principally related to severance costs, and were comprised of: (a) a charge of $5.4 million for 244 employees in the U.S. and (b) a charge of $23.2 million for 599 employees outside the U.S. In addition, the company recorded charges of $8.5 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $16.6 million; selling, general and administrative expenses, $18.8 million; and research and development expenses, $1.7 million.
Revenue for the six months ended June 30, 2017 was $1,330.7 million compared with $1,415.7 million for the six months ended June 30, 2016, a decline of 6%. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 4% and Technology revenue decreased 18% in the first half of 2017 compared with the year-ago period. Current period Technology revenue was primarily impacted by lower sales of the company’s enterprise software and servers. U.S. revenue decreased 5% in the first half of 2017 compared with the year-ago period. International revenue decreased 7% in the current period primarily due to declines in Europe and Asia Pacific partially offset by an increase in Latin America. Foreign currency had a 2 percentage-point negative impact on international revenue in the six months ended June 30, 2017 compared with the six months ended June 30, 2016.
Total gross profit margin was 16.7% in the six months ended June 30, 2017 compared with 19.6% in the six months ended June 30, 2016. Gross margin was impacted by lower sales in the Technology segment as well as higher cost reduction charges. Cost reduction charges of $28.0 million were recorded in cost of revenue during the six months ended June 30, 2017 compared with $16.6 million in the six months ended June 30, 2016.
Selling, general and administrative expense in the six months ended June 30, 2017 was $223.3 million (16.8% of revenue) compared with $225.8 million (15.9% of revenue) in the year-ago period.
Research and development (R&D) expenses in the first half of 2017 were $26.9 million compared with $29.1 million in the first half of 2016.
For the six months ended June 30, 2017, pension expense was $45.8 million compared with pension expense of $41.8 million for the six months ended June 30, 2016.
For the first half of 2017, the company reported an operating loss of $27.5 million compared with operating income of $21.9 million in the first half of 2016. The current quarter principally reflects lower margins in the Technology segment.
Interest expense for the six months ended June 30, 2017 was $20.0 million compared with $12.2 million for the six months ended June 30, 2016. The increase was principally caused by the issuance of the senior secured notes due 2022 in the second quarter of 2017. See Note 12 of the Notes to Consolidated Financial Statements.
Other income (expense), net was expense of $11.6 million in the first half of 2017 compared with income of $1.4 million in 2016. Included in the first half of 2017 and 2016 were foreign exchange losses of $4.0 million and gains of $3.0 million, respectively. Also included in the first half of 2017 was $5.1 million of foreign currency translation losses related to exiting foreign countries in connection with the restructuring plan noted above.
Income (loss) before income taxes for the six months ended June 30, 2017 was a loss of $59.1 million compared with income of $11.1 million for the six months ended June 30, 2016.

The provision for income taxes was $9.1 million in the current period compared with $24.3 million in the year-ago period. In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. AMT credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section 168(k)(4). The company expects to receive a refund in 2017 of approximately $9 million and refunds in future periods currently estimated at $11 million. The decision to make this election resulted in a tax benefit of $20.0 million in the current quarter due to the release of a portion of the valuation allowance previously offsetting the deferred tax asset associated with the company’s existing AMT credit carryforwards.
Net loss attributable to Unisys Corporation for the six months ended June 30, 2017 was $74.7 million, or a loss of $1.48 per diluted share, compared with a loss of $18.3 million, or loss of $0.37 per diluted share, for the six months ended June 30, 2016.
Segment results
The company has two business segments: Services and Technology. Revenue classifications within the Services segment are as follows:

•
Cloud & infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.

•
Application services. This represents revenue from helping clients transform their business processes by providing advanced solutions for select industries, developing and managing new leading-edge applications, providing digital transformation services, offering advanced data analytics and modernizing existing enterprise applications.

•
Business process outsourcing services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2017 and 2016 was $0.9 million and $0.4 million, respectively. The amount for the six months ended June 30, 2017 and 2016 was $1.0 million and $0.5 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2017 compared with the three months ended June 30, 2016

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2017
Customer revenue	$666.2	$—	$574.8	$91.4
Intersegment	—	(5.4)	—	5.4
Total revenue	$666.2	$(5.4)	$574.8	$96.8
Gross profit percent	15.4%		14.1%	58.8%
Operating profit (loss) percent	(3.7)%		(1.6)%	35.5%

Three Months Ended June 30, 2016
Customer revenue	$748.9	$—	$613.8	$135.1
Intersegment	—	(5.9)	—	5.9
Total revenue	$748.9	$(5.9)	$613.8	$141.0
Gross profit percent	23.8%		16.8%	66.9%
Operating profit percent	6.6%		2.1%	48.0%
Gross profit and operating profit (loss) percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Percent Change
	2017	2016
Services
Cloud & infrastructure services	$326.9	$340.0	(3.9)%
Application services	196.4	220.4	(10.9)%
Business process outsourcing services	51.5	53.4	(3.6)%
	574.8	613.8	(6.4)%
Technology	91.4	135.1	(32.3)%
Total	$666.2	$748.9	(11.0)%
In the Services segment, customer revenue was $574.8 million for the three months ended June 30, 2017, down 6.4% from the three months ended June 30, 2016. Foreign currency translation had 1 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago period.
Revenue from cloud & infrastructure services was $326.9 million in the June 2017 quarter, down 3.9% compared with the June 2016 quarter. Foreign currency fluctuations had an immaterial impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 10.9% for the three month period ended June 30, 2017 compared with the three month period ended June 30, 2016. Foreign currency fluctuations had an immaterial impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 3.6% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 9 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 14.1% in the second quarter of 2017 compared with 16.8% in the year-ago period. Services operating profit (loss) percent was (1.6)% in the three months ended June 30, 2017 compared with 2.1% in the three months ended June 30, 2016.
In the Technology segment, customer revenue decreased 32.3% to $91.4 million in the current quarter compared with $135.1 million in the year-ago period. Current period Technology margins were primarily impacted by lower sales of the company’s enterprise software and servers. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 58.8% in the current quarter compared with 66.9% in the year-ago quarter. Technology operating profit percent was 35.5% in the three months ended June 30, 2017 compared with 48.0% in the three months ended June 30, 2016.
Six months ended June 30, 2017 compared with the six months ended June 30, 2016

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2017
Customer revenue	$1,330.7	$—	$1,160.1	$170.6
Intersegment	—	(10.7)	—	10.7
Total revenue	$1,330.7	$(10.7)	$1,160.1	$181.3
Gross profit percent	16.7%		16.2%	53.1%
Operating profit (loss) percent	(2.1)%		1.5%	26.1%

Six Months Ended June 30, 2016
Customer revenue	$1,415.7	$—	$1,208.9	$206.8
Intersegment	—	(11.5)	—	11.5
Total revenue	$1,415.7	$(11.5)	$1,208.9	$218.3
Gross profit percent	19.6%		15.5%	60.4%
Operating profit percent	1.5%		1.4%	37.4%
Gross profit and operating profit (loss) percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Six Months Ended June 30,		Percent Change
	2017	2016
Services
Cloud & infrastructure services	$662.2	$675.9	(2.0)%
Application services	397.9	431.0	(7.7)%
Business process outsourcing services	100.0	102.0	(2.0)%
	1,160.1	1,208.9	(4.0)%
Technology	170.6	206.8	(17.5)%
Total	$1,330.7	$1,415.7	(6.0)%
In the Services segment, customer revenue was $1,160.1 million for the six months ended June 30, 2017, down 4.0% from the six months ended June 30, 2016. Foreign currency translation had a 1 percentage-point negative impact on Services revenue in the current period compared with the year-ago period.

Revenue from cloud & infrastructure services was $662.2 million for the six months ended June 2017, down 2.0% compared with the year-ago period. Foreign currency fluctuations had an immaterial impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 7.7% for the six month period ended June 30, 2017 compared with the six month period ended June 30, 2016. Foreign currency fluctuations had an immaterial impact on application services revenue in the current period compared with the year-ago period.
Business processing outsourcing services revenue decreased 2.0% in the current period compared with the prior-year period. Foreign currency fluctuations had a 9 percentage-point negative impact on business processing outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 16.2% in the first half of 2017 compared with 15.5% in the year-ago period. Services operating profit percent was 1.5% in the six months ended June 30, 2017 compared with 1.4% in the six months ended June 30, 2016.
In the Technology segment, customer revenue decreased 17.5% to $170.6 million in the current period compared with $206.8 million in the year-ago period. Current period Technology margins were primarily impacted by lower sales of the company’s enterprise software and servers. Foreign currency translation had a 1 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period.
Technology gross profit was 53.1% in the current period compared with 60.4% in the year-ago period. Technology operating profit percent was 26.1% in the six months ended June 30, 2017 compared with 37.4% in the six months ended June 30, 2016.
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
Cash and cash equivalents at June 30, 2017 were $571.1 million compared to $370.6 million at December 31, 2016. The increase was primarily due to the net proceeds received from the sale of $440.0 million of its 10.75% senior secured notes due 2022 and was partially offset by the redemption of $95.0 million of its remaining outstanding 6.25% senior notes due 2017. See Note 12 of the Notes to Consolidated Financial Statements.
As of June 30, 2017, $246.0 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.
During the six months ended June 30, 2017, cash used for operations was $90.2 million compared to cash provided by operations of $56.9 million for the six months ended June 30, 2016. The fluctuation in cash flows from operating activities is principally attributed to lower operating income as well as the timing of receivables collection.
Cash used for investing activities during the six months ended June 30, 2017 was $67.0 million compared to cash usage of $71.4 million during the six months ended June 30, 2016. Net proceeds from investments were $14.9 million for the six months ended June 30, 2017 compared with net purchases of $1.2 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $28.8 million compared with $30.2 million in the year-ago period, capital additions of properties were $15.9 million in 2017 compared with $11.0 million in 2016 and capital additions of outsourcing assets were $36.9 million in 2017 compared with $28.8 million in 2016. The increase in capital additions of outsourcing assets is attributed to assets acquired by the company for its U.K. business process outsourcing joint venture.

Cash provided by financing activities during the six months ended June 30, 2017 was $333.5 million compared to cash provided of $111.4 million during the six months ended June 30, 2016. In the current period, the company issued $440.0 million of notes and received net proceeds of $428.3 million and retired the remaining aggregate principal amount of $95.0 million of its 6.25% senior notes due 2017. See Note 12 of the Notes to Consolidated Financial Statements. During the six months ended June 30, 2016, the company issued $213.5 million of convertible senior notes due 2021 and received net proceeds of $178.9 million and also paid down the outstanding balance of $65.8 million of its revolving credit facility.

At June 30, 2017, total debt was $641.1 million compared to $300.0 million at December 31, 2016. The increase was principally caused by the issuance of the notes referred to above, partially offset by the retirement of the remaining 6.25% senior notes due 2017.

The company has a secured revolving credit facility, expiring in June 2018, that provides for loans and letters of credit up to an aggregate amount of $150.0 million (with a limit on letters of credit of $100.0 million). At June 30, 2017, the company had no borrowings and $11.4 million of letters of credit outstanding under this facility. Borrowing limits under the facility are based upon the amount of eligible U.S. accounts receivable. At June 30, 2017, availability under the facility was $101.3 million net of letters of credit issued. Borrowings under the facility bear interest based on short-term rates. The credit agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 12.5% of the lenders’ commitments under the facility and $18.75 million. The credit agreement allows the company to pay dividends on its capital stock in an amount up to $22.5 million per year unless the company is in default and to, among other things, repurchase its equity, prepay other debt, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, provided the company complies with certain requirements and limitations set forth in the agreement. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million. The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets. The company may elect to prepay or terminate the credit facility without penalty.
On April 17, 2017, the company issued $440.0 million aggregate principal amount of 10.75% Senior Secured Notes due 2022 (the “notes”). The notes are initially fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc. (together with the Company, the “Grantors”). In the future, the notes will be guaranteed by each material domestic subsidiary and each restricted subsidiary that guarantees the secured revolving credit facility and other indebtedness of the company or another subsidiary guarantor. The notes and the guarantees will rank equally in right of payment with all of the existing and future senior debt of the company and the subsidiary guarantors. The notes and the guarantees will be structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the company’s subsidiaries that are not subsidiary guarantors.
The notes will pay interest semiannually on April 15 and October 15, commencing on October 15, 2017, at an annual rate of 10.75%, and will mature on April 15, 2022, unless earlier repurchased or redeemed.
The company may, at its option, redeem some or all of the notes at any time on or after April 15, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture governing the notes (the “indenture”), plus accrued and unpaid interest, if any.
Prior to April 15, 2020, the company may, at its option, redeem some or all of the notes at any time, at a price equal to 100% of the principal amount of the notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 35% of the notes at any time prior to April 15, 2020, using the proceeds of certain equity offerings at a redemption price of 110.75% of the principal amount thereof, plus accrued and unpaid interest, if any. In addition, the company may redeem all (but not less than all) of the notes at any time that the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio (as such terms are described below and further defined in the indenture) at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
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
The indenture also includes a covenant requiring that the company maintain a Collateral Coverage Ratio of not less than 1.50:1.00 (the “Required Collateral Coverage Ratio”) as of any test date. The Collateral Coverage Ratio is based on the ratio of (A) Grantor unrestricted cash and cash equivalents plus 4.75 multiplied by of the greater of (x) Grantor EBITDA for the most recently ended four fiscal quarters and (y) (i) the average quarterly Grantor EBITDA for the most recently ended seven fiscal quarters, multiplied by (ii) four, to (B) secured indebtedness of the Grantors. The Collateral Coverage Ratio is tested quarterly. If the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio as of any test date, and the company has not redeemed the notes within 90 days thereafter, this will be an event of default under the indenture.
If the company experiences certain kinds of changes of control, it must offer to purchase the notes at 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding notes to be due and payable immediately.
On May 8, 2017, the company redeemed all of its then outstanding 6.25% senior notes due 2017. As a result of this redemption, the company recognized a charge of $1.5 million in “Other income (expense), net” in the three months ended June 30, 2017, which is comprised of $1.3 million of premium and expenses paid and $0.2 million for the write off of unamortized discount and fees related to the portion of the notes redeemed.
At June 30, 2017, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2017, the company expects to make cash contributions of approximately $141.0 million to its worldwide defined benefit pension plans, which is comprised of $86.6 million primarily for non-U.S. defined benefit pension plans and $54.4 million for the company’s U.S. qualified defined benefit pension plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its 2016 Form 10-K.
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
Item 1A. Risk Factors
There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company’s 2016 Form 10-K.
CAUTIONARY STATEMENT PURSUANT TO THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Risks and uncertainties that could cause the company’s future results to differ materially from those expressed in “forward-looking” statements include:

•	our ability to improve revenue and margins in our services business;

•	our ability to maintain our installed base and sell new products in our technology business;

•	our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;

•	our ability to access financing markets;

•	our significant pension obligations and requirements to make significant cash contributions to our defined benefit pension plans;

•	our ability to realize additional anticipated cost savings and successfully implement our cost reduction initiatives to drive efficiencies across all of our operations;

•	our ability to retain significant clients;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	cybersecurity breaches could result in significant costs and could harm our business and reputation;

•	our ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	contracts with U.S. governmental agencies may subject us to audits, criminal penalties, sanctions and other expenses and fines;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	a termination of the company’s U.S. defined benefit pension plan

•	the adverse effects of global economic conditions, acts of war, terrorism or natural disasters;

•	the potential for intellectual property infringement claims to be asserted against us or our clients;

•	the possibility that pending litigation could affect our results of operations or cash flow; and

•	the business and financial risk in implementing future dispositions or acquisitions.
Other factors discussed in this report, although not listed here, also could materially affect the company’s future results.
Item 6. Exhibits

(a)	Exhibits
See Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: August 2, 2017	By:	/s/ Inder M. Singh
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

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2017)

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