Form 10-Q
period 2017-09-30
UNISYS CORP
filed 2017-10-31
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of September 30, 2017: 50,473,301.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Services	$575.5	$600.9	$1,735.6	$1,809.8
Technology	90.8	82.4	261.4	289.2
	666.3	683.3	1,997.0	2,099.0
Costs and expenses
Cost of revenue:
Services	539.7	531.3	1,570.9	1,594.1
Technology	40.5	30.4	117.3	106.5
	580.2	561.7	1,688.2	1,700.6
Selling, general and administrative	102.3	120.0	325.6	345.8
Research and development	10.8	11.4	37.7	40.5
	693.3	693.1	2,051.5	2,086.9
Operating profit (loss)	(27.0)	(9.8)	(54.5)	12.1
Interest expense	16.4	7.7	36.4	19.9
Other income (expense), net	3.0	2.3	(8.6)	3.7
Loss before income taxes	(40.4)	(15.2)	(99.5)	(4.1)
Provision for income taxes	12.5	9.9	21.6	34.2
Consolidated net loss	(52.9)	(25.1)	(121.1)	(38.3)
Net income (loss) attributable to noncontrolling interests	(11.8)	3.1	(5.3)	8.2
Net loss attributable to Unisys Corporation	$(41.1)	$(28.2)	$(115.8)	$(46.5)
Loss per share attributable to Unisys Corporation
Basic	$(0.81)	$(0.56)	$(2.30)	$(0.93)
Diluted	$(0.81)	$(0.56)	$(2.30)	$(0.93)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net loss	$(52.9)	$(25.1)	$(121.1)	$(38.3)
Other comprehensive income:
Foreign currency translation	25.5	(15.7)	99.3	(54.1)
Postretirement adjustments, net of tax of $(3.9) and $(12.0) in 2017 and $4.0 and $18.6 in 2016	5.2	54.0	17.2	200.9
Total other comprehensive income	30.7	38.3	116.5	146.8
Comprehensive income (loss)	(22.2)	13.2	(4.6)	108.5
Less comprehensive income (loss) attributable to noncontrolling interests	(12.2)	2.4	(5.3)	6.7
Comprehensive income (loss) attributable to Unisys Corporation	$(10.0)	$10.8	$0.7	$101.8
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$598.7	$370.6
Accounts and notes receivable, net	511.8	505.8
Inventories:
Parts and finished equipment	17.7	14.0
Work in process and materials	15.1	15.0
Prepaid expenses and other current assets	118.8	121.9
Total current assets	1,262.1	1,027.3
Properties	915.4	886.6
Less-Accumulated depreciation and amortization	766.7	741.3
Properties, net	148.7	145.3
Outsourcing assets, net	190.6	172.5
Marketable software, net	136.4	137.0
Prepaid postretirement assets	47.9	33.3
Deferred income taxes	150.8	146.1
Goodwill	181.2	178.6
Restricted cash	21.3	30.5 *
Other long-term assets	157.9	151.0 *
Total assets	$2,296.9	$2,021.6
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	11.3	106.0
Accounts payable	195.5	189.0
Deferred revenue	326.9	337.4
Other accrued liabilities	387.8	349.2
Total current liabilities	921.5	981.6
Long-term debt	631.5	194.0
Long-term postretirement liabilities	2,195.2	2,292.6
Long-term deferred revenue	108.3	117.6
Other long-term liabilities	90.3	83.2
Commitments and contingencies
Deficit:
Common stock, shares issued:
2017; 53.4, 2016; 52.8	0.5	0.5
Accumulated deficit	(2,013.6)	(1,893.4)
Treasury stock, shares at cost:
2017; 2.9, 2016; 2.7	(102.7)	(100.5)
Paid-in capital	4,523.9	4,515.2
Accumulated other comprehensive loss	(4,036.3)	(4,152.8)
Total Unisys stockholders’ deficit	(1,628.2)	(1,631.0)
Noncontrolling interests	(21.7)	(16.4)
Total deficit	(1,649.9)	(1,647.4)
Total liabilities and deficit	$2,296.9	$2,021.6
See notes to consolidated financial statements
* Amounts were changed to conform to the current-year presentation. See Note 11.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Consolidated net loss	$(121.1)	$(38.3)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency transaction (gains) losses	(0.5)	0.4
Non-cash interest expense	6.9	4.9
Loss on debt extinguishment	1.5	—
Employee stock compensation	8.6	7.7
Depreciation and amortization of properties	29.6	28.6
Depreciation and amortization of outsourcing assets	39.3	39.7
Amortization of marketable software	47.1	48.0
Other non-cash operating activities	3.3	1.4
Loss on disposal of capital assets	4.5	2.0
Pension contributions	(110.8)	(104.0)
Pension expense	69.4	63.0
Decrease (increase) in deferred income taxes, net	2.3	(2.7)
Changes in operating assets and liabilities:
Receivables, net	3.1	59.9
Inventories	(2.6)	5.5
Accounts payable and other accrued liabilities	(15.3)	(44.9	)*
Other liabilities	(21.8)	10.5
Other assets	20.2	21.3	*
Net cash (used for) provided by operating activities	(36.3)	103.0	*
Cash flows from investing activities
Proceeds from investments	3,663.5	3,307.3
Purchases of investments	(3,632.8)	(3,331.6)
Investment in marketable software	(46.6)	(47.1)
Capital additions of properties	(21.8)	(18.3)
Capital additions of outsourcing assets	(60.1)	(41.4)
Other	(0.8)	(0.8	)*
Net cash used for investing activities	(98.6)	(131.9	)*
Cash flows from financing activities
Proceeds from issuance of long-term debt	445.0	213.5
Payments for capped call transactions	—	(27.3)
Issuance costs relating to long-term debt	(12.1)	(7.3)
Payments of long-term debt	(98.4)	(2.1)
Payments of short-term borrowings	—	(65.8)
Other	0.2	(0.4	)*
Net cash provided by financing activities	334.7	110.6	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19.1	(2.3	)*
Increase in cash, cash equivalents and restricted cash	218.9	79.4	*
Cash, cash equivalents and restricted cash, beginning of period	401.1	396.8	*
Cash, cash equivalents and restricted cash, end of period	$620.0	$476.2	*
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
Note 1 — Earnings Per Share
The following table shows how the loss per share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2017 and 2016 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings (loss) per common share computation:
Net loss attributable to Unisys Corporation	$(41.1)	$(28.2)	$(115.8)	$(46.5)
Weighted average shares	50,471	50,082	50,388	50,052
Basic loss per common share	$(0.81)	$(0.56)	$(2.30)	$(0.93)
Diluted earnings (loss) per common share computation:
Net loss attributable to Unisys Corporation for diluted earnings per share	$(41.1)	$(28.2)	$(115.8)	$(46.5)
Weighted average shares	50,471	50,082	50,388	50,052
Diluted loss per common share	$(0.81)	$(0.56)	$(2.30)	$(0.93)

Anti-dilutive weighted-average stock options and restricted stock units(1)	2,236	2,238	2,215	3,637
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(1)	21,868	21,868	21,868	15,685
(1)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.

Note 2 - Cost Reduction Actions
In 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a restructuring plan which is currently expected to result in estimated charges of approximately $320 to $330 million through 2017. During 2016 and 2015, the company recognized charges in connection with this plan and other costs of $82.1 million and $118.5 million, respectively, principally related to a reduction in employees.
During the three months ended September 30, 2017, the company recognized charges in connection with this plan and other costs of $46.1 million. Charges related to work-force reductions were $49.5 million, principally related to severance costs, and were comprised of: (a) a charge of $2.6 million for 93 employees and $(0.4) million for changes in estimates in the U.S. and (b) a charge of $48.3 million for 1,459 employees and $(1.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $(3.4) million comprised of $0.6 million for idle leased facilities costs, $0.1 million for contract amendment and termination costs, $0.9 million for professional fees and other expenses related to the cost reduction effort, $0.7 million for net asset sales and write-offs and $(5.7) million for net foreign currency translation gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $42.8 million; selling, general and administrative expenses, $7.9 million; research and development expenses, $1.1 million; and other income (expense), net, $(5.7) million.
During the nine months ended September 30, 2017, the company recognized charges in connection with this plan and other costs of $99.0 million. Charges related to work-force reductions were $86.2 million, principally related to severance costs, and were comprised of: (a) a charge of $7.9 million for 507 employees and $(0.6) million for changes in estimates in the U.S. and (b) a charge of $72.3 million for 1,835 employees, $8.2 million for additional benefits provided in 2017 and $(1.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.8 million comprised of $3.5 million for idle leased facilities costs, $5.3 million for contract amendment and termination costs, $3.9 million for professional fees and other expenses related to the cost reduction effort, $0.7 million for net asset sales and write-offs and $(0.6) million for net foreign currency translation gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $70.4 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $27.4 million; research and development expenses, $1.4 million; and other income (expense), net, $(0.6) million.
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

Liabilities and expected future payments related to these costs are as follows:

		Work-Force Reductions		Idle Leased Facilities Costs
	Total	U.S.	International
Balance at December 31, 2016	$36.6	$1.8	$33.4	$1.4
Additional provisions	91.9	7.9	80.5	3.5
Payments	(28.7)	(3.5)	(23.8)	(1.4)
Changes in estimates	(2.0)	(0.6)	(1.6)	0.2
Translation adjustments	6.6	—	6.4	0.2
Balance at September 30, 2017	$104.4	$5.6	$94.9	$3.9
Expected future utilization on balance at September 30, 2017:
2017 remaining three months	$30.1	$3.5	$25.9	$0.7
Beyond 2017	$74.3	$2.1	$69.0	$3.2
Note 3 - Pension and Postretirement Benefits
Net periodic pension expense for the three and nine months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost	$1.0	$—	$1.0	$1.8	$—	$1.8
Interest cost	71.4	52.8	18.6	79.3	57.7	21.6
Expected return on plan assets	(91.2)	(58.8)	(32.4)	(97.2)	(63.2)	(34.0)
Amortization of prior service benefit	(1.1)	(0.6)	(0.5)	(1.4)	(0.6)	(0.8)
Recognized net actuarial loss	43.5	31.6	11.9	38.7	29.0	9.7
Net periodic pension expense (benefit)	$23.6	$25.0	$(1.4)	$21.2	$22.9	$(1.7)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost	$4.2	$—	$4.2	$5.7	$—	$5.7
Interest cost	212.2	158.5	53.7	241.2	173.4	67.8
Expected return on plan assets	(270.7)	(176.4)	(94.3)	(296.6)	(189.8)	(106.8)
Amortization of prior service benefit	(3.6)	(1.9)	(1.7)	(4.2)	(1.9)	(2.3)
Recognized net actuarial loss	132.5	94.8	37.7	116.9	87.0	29.9
Curtailment gain	(5.2)	—	(5.2)	—	—	—
Net periodic pension expense (benefit)	$69.4	$75.0	$(5.6)	$63.0	$68.7	$(5.7)
In 2017, the company expects to make cash contributions of approximately $137.5 million to its worldwide defined benefit pension plans, which are comprised of $54.4 million for the company’s U.S. qualified defined benefit pension plan and $83.1 million primarily for the company’s non-U.S. defined benefit pension plans. In 2016, the company made cash contributions of $132.5 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2017 and 2016, the company made cash contributions of $110.8 million and $104.0 million, respectively.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2017 and 2016 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	1.4	1.6	4.4	4.8
Expected return on assets	(0.1)	(0.1)	(0.3)	(0.3)
Recognized net actuarial loss	0.3	0.3	0.9	0.9
Amortization of prior service benefit	(0.1)	—	(0.3)	—
Net periodic postretirement benefit expense	$1.7	$1.9	$5.1	$5.7
The company expects to make cash contributions of approximately $13 million to its postretirement benefit plan in 2017 compared to $13.6 million in 2016. For the nine months ended September 30, 2017 and 2016, the company made cash contributions of $8.4 million and $9.1 million, respectively.
Note 4 - Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2017 and December 31, 2016, the notional amount of these contracts was $449.2 million and $428.9 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of September 30, 2017 and December 31, 2016.

	Fair Value as of
Balance Sheet Location	September 30, 2017	December 31, 2016
Prepaid expenses and other current assets	$0.7	$2.4
Other accrued liabilities	$3.5	$1.9
The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three and nine months ended September 30, 2017 and 2016.

	Amount of Gain (Loss) Recognized
	Three months ended September 30,		Nine months ended September 30,
Statement of Income Location	2017	2016	2017	2016
Other income (expense), net	$5.8	$(5.7)	$27.3	$(19.8)

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes due 2022(a)	$429.0	$487.3	$—	$—
5.50% convertible senior notes due 2021	$184.4	$243.7	$179.1	$379.8
6.25% senior notes(b)	$—	$—	$94.7	$97.8
(a) Issued in April 2017
(b) Retired in April 2017
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 5 - Stock Options
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2017, 3.1 million shares of unissued common stock of the company were available for granting under these plans.
There were no grants of stock option awards during the nine months ended September 30, 2017.
For the nine months ended September 30, 2016, the fair value of stock option awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values:

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
During the nine months ended September 30, 2017 and 2016, the company recorded $8.6 million and $7.7 million of share-based compensation expense, respectively, which was comprised of $7.8 million and $6.1 million of restricted stock unit expense and $0.8 million and $1.6 million of stock option expense, respectively.

A summary of stock option activity for the nine months ended September 30, 2017 follows (shares in thousands):

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,099	$25.41
Granted	—	—
Exercised	(1)	10.65
Forfeited and expired	(320)	20.22
Outstanding at September 30, 2017	1,778	26.35	1.81	$—
Expected to vest at September 30, 2017	204	22.93	3.70	—
Exercisable at September 30, 2017	1,571	26.80	1.56	—
The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the nine months ended September 30, 2017 was immaterial, and for the nine months ended September 30, 2016 was zero. As of September 30, 2017, $0.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year.
A summary of restricted stock unit activity for the nine months ended September 30, 2017 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2016	1,454	$12.68
Granted	1,022	13.95
Vested	(549)	13.28
Forfeited and expired	(216)	11.73
Outstanding at September 30, 2017	1,711	13.44
The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2017 and 2016 was $14.3 million and $12.6 million, respectively. As of September 30, 2017, there was $12.4 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the nine months ended September 30, 2017 and 2016 was $7.3 million and $3.5 million, respectively.

Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the nine months ended September 30, 2017 was immaterial, and for the nine months ended September 30, 2016 was zero. In light of its tax position, the company is currently not recognizing any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2017 was immaterial, and for the three months ended September 30, 2016 was $0.1 million. The amount for the nine months ended September 30, 2017 and 2016 was $1.0 million and $0.6 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2017 and 2016 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended September 30, 2017
Customer revenue	$666.3	$—	$575.5	$90.8
Intersegment	—	(4.4)	—	4.4
Total revenue	$666.3	$(4.4)	$575.5	$95.2
Operating income (loss)	$(27.0)	$(75.3)	$18.7	$29.6

Three Months Ended September 30, 2016
Customer revenue	$683.3	$—	$600.9	$82.4
Intersegment	—	(5.8)	—	5.8
Total revenue	$683.3	$(5.8)	$600.9	$88.2
Operating income (loss)	$(9.8)	$(53.9)	$15.5	$28.6

	Total	Corporate	Services	Technology
Nine Months Ended September 30, 2017
Customer revenue	$1,997.0	$—	$1,735.6	$261.4
Intersegment	—	(15.1)	—	15.1
Total revenue	$1,997.0	$(15.1)	$1,735.6	$276.5
Operating income (loss)	$(54.5)	$(168.1)	$36.6	$77.0

Nine Months Ended September 30, 2016
Customer revenue	$2,099.0	$—	$1,809.8	$289.2
Intersegment	—	(17.3)	—	17.3
Total revenue	$2,099.0	$(17.3)	$1,809.8	$306.5
Operating income (loss)	$12.1	$(130.3)	$32.2	$110.2

Presented below is a reconciliation of total business segment operating income to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total segment operating income	$48.3	$44.1	$113.6	$142.4
Interest expense	(16.4)	(7.7)	(36.4)	(19.9)
Other income (expense), net	3.0	2.3	(8.6)	3.7
Cost reduction charges(a)	(51.8)	(31.9)	(99.6)	(69.0)
Corporate and eliminations	(23.5)	(22.0)	(68.5)	(61.3)
Total loss before income taxes	$(40.4)	$(15.2)	$(99.5)	$(4.1)

(a)
The three and nine months ended September 30, 2017 excludes $5.7 million and $0.6 million, respectively, for net foreign currency translation gains related to exiting foreign countries which are reported in Other income (expense), net in the consolidated statements of income.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Services
Cloud & infrastructure services	$321.2	$341.9	$983.4	$1,017.8
Application services	206.4	210.4	604.3	641.4
Business process outsourcing services	47.9	48.6	147.9	150.6
	575.5	600.9	1,735.6	1,809.8
Technology	90.8	82.4	261.4	289.2
Total	$666.3	$683.3	$1,997.0	$2,099.0
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$313.2	$327.1	$955.5	$1,006.4
United Kingdom	65.8	72.3	211.3	263.6
Other foreign	287.3	283.9	830.2	829.0
Total	$666.3	$683.3	$1,997.0	$2,099.0

Note 7 - Accumulated Other Comprehensive Income
Accumulated other comprehensive loss as of December 31, 2016 and September 30, 2017 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2016	$(4,152.8)	$(927.1)	$(3,225.7)
Other comprehensive income before reclassifications	(2.5)	91.8	(94.3)
Amounts reclassified from accumulated other comprehensive income	119.0	0.6	118.4
Current period other comprehensive income	116.5	92.4	24.1
Balance at September 30, 2017	$(4,036.3)	$(834.7)	$(3,201.6)

Amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(a)	$5.7	$—	$0.6	$—
Postretirement Plans:
Amortization of prior service cost(b)	(1.3)	(1.4)	(4.1)	(4.2)
Amortization of actuarial losses(b)	43.1	38.6	131.3	116.6
Curtailment gain(b)	—	—	(5.2)	—
Total before tax	47.5	37.2	122.6	112.4
Income tax benefit	(1.4)	(1.1)	(3.6)	(4.0)
Total reclassification for the period	$46.1	$36.1	$119.0	$108.4

(a)	Reported in Other income (expense), net in the consolidated statements of income
(b)	These items are included in net periodic postretirement cost (see Note 3).
Noncontrolling interests as of December 31, 2016 and September 30, 2017 are as follows:

Noncontrolling Interests
Balance at December 31, 2016	$(16.4)
Net income (loss)	(5.3)
Translation adjustments	6.9
Postretirement plans	(6.9)
Balance at September 30, 2017	$(21.7)

Note 8 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2017	2016
Cash paid during the period for:
Income taxes, net of refunds	$36.0	$33.4
Interest	$16.4	$19.3
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$598.7	$370.6
Restricted cash	21.3	30.5
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$620.0	$401.1

Restricted cash consists of cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business process outsourcing joint venture agreement, cash required to be held on deposit in accordance with other contractual agreements and other cash that is restricted from withdrawal.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2017, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $138.3 million.

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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2017, it has adequate provisions for any such matters.
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
In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (“AMT”) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section 168(k)(4). The decision to make this election resulted in a total tax benefit of $21.1 million in 2017, of which $20.0 million was recorded in the second quarter of 2017. The company received a refund of $9.1 million in October 2017 and expects to receive refunds of approximately $12 million in future periods.
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
Effective January 1, 2017, the company adopted new guidance which clarifies the treatment of several cash flow categories. In addition, the guidance also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The company previously reported premium payments on and proceeds from the settlement of corporate-owned life insurance policies as cash flows from operating activities in the company’s consolidated statement of cash flows. Under the new guidance, these amounts were reclassified to investing activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the nine months ended September 30, 2016, $1.5 million was reclassified from “other assets” in operating activities to “other” in investing activities in the company’s consolidated statements of cash flows.
Effective January 1, 2017, the company adopted new guidance that changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Additionally, the standard requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the consolidated statement of cash flows, and any cash payments made to taxing authorities on an employee’s behalf as financing activities, which the company previously reported as operating activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the nine months ended September 30, 2016, $0.4 million was reclassified from “accounts payable and other accrued liabilities” in operating activities to “other” in financing activities in the company’s consolidated statements of cash flows.
Effective January 1, 2017, the company adopted new guidance issued by the FASB which requires companies to include amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance has been applied on retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the nine months ended September 30, 2016, the reclassification in the consolidated statements of cash flows resulted in a $0.2 million decrease to “other assets” in operating activities, a $2.0 million increase in “other” in investing activities, a $0.1 million increase in “effect of exchange rate changes on cash, cash equivalents and restricted cash,” a $31.6 million increase in “cash, cash equivalents and restricted cash, beginning of period” and a $33.5 million increase in “cash, cash equivalents and restricted cash, end of period.”
In March 2017, the FASB issued new guidance on the presentation of net periodic benefit cost in the income statement. The new guidance requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line items that include service cost and outside the subtotal of operating income. This update is effective for annual periods beginning after December 15, 2017, which for the company is January 1, 2018. Adoption of this new guidance will result in the reclassification of net periodic benefit cost, other than service costs ($69.9 million for the nine months ended September 30, 2017), from operating income to non-operating income. There will be no overall impact on the company’s consolidated financial position.
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
In 2014, the FASB issued a new revenue recognition standard entitled “Revenue from Contracts with Customers.” The objective of the standard is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows from a contract with a customer. The standard, and its various amendments, is effective for annual reporting periods beginning after December 15, 2017, which for the company is January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard would require the company to recognize revenue for certain transactions, including extended payment term software licenses and short-term software licenses, sooner than the current rules would allow and require the company to recognize software license extensions and renewals, later than the current rules would allow. The company will adopt the standard on January 1, 2018 using the modified retrospective method. The company is currently monitoring the impact the adoption of this new standard will have on its consolidated results of operations and financial position and currently does not believe there will be a material impact upon adoption or on a go-forward basis. However, the final impact cannot be determined until the end of 2017 and it will be impacted by transactions entered into during 2017.
Note 12 - Debt
Long-term debt is comprised of the following:

	September 30, 2017	December 31, 2016
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $11.0 million at September 30, 2017)	$429.0	$—
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $29.1 million and $34.4 million at September 30, 2017 and December 31, 2016, respectively)	184.4	179.1
6.25% senior notes	—	94.7
Capital leases	7.8	10.1
Other debt	21.6	16.1
Total	642.8	300.0
Less – current maturities	11.3	106.0
Total long-term debt	$631.5	$194.0
Interest expense related to the 5.50% convertible notes due 2021 for the three and nine month periods ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest coupon	$2.9	$2.9	$8.8	$6.3
Amortization of debt discount	1.6	1.4	4.5	2.9
Amortization of debt issuance costs	0.3	0.3	0.9	0.7
Total	$4.8	$4.6	$14.2	$9.9
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
If the company experiences certain kinds of changes of control, it must offer to purchase the 2022 Notes at 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase the Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.
On May 8, 2017, the company redeemed all of its then outstanding 6.25% senior notes due 2017. As a result of this redemption, the company recognized a charge of $1.5 million in “Other income (expense), net” in the second quarter of 2017, which is comprised of $1.3 million of premium and expenses paid and $0.2 million for the write off of unamortized discount and fees related to the portion of the notes redeemed.
At September 30, 2017, the company’s secured revolving credit facility had no borrowings and $8.1 million of letters of credit outstanding, and availability under the facility was $91.5 million net of letters of credit issued. On October 5, 2017, the company entered into a new revolving credit facility (the “Credit Agreement”) providing for loans and letters of credit up to an aggregate amount of $125.0 million, which replaces the company’s credit agreement that was due to expire in June 2018. The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have not been redeemed or refinanced.
The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the new credit facility.

The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 10% of the lenders’ commitments under the facility and $15 million.
The Credit Agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The Credit Agreement includes limitations on the ability of the company and its subsidiaries to, among other things, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, repurchase its equity, and prepay other debt. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million.
Note 13 - Goodwill
At September 30, 2017, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.9 million.
Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2017 was as follows:

	Total	Services	Technology
Balance at December 31, 2016	$178.6	$69.9	$108.7
Translation adjustments	2.6	2.6	—
Balance at September 30, 2017	$181.2	$72.5	$108.7

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
Overview
In April 2015, in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set, the company initiated a restructuring plan which is currently expected to result in estimated charges of approximately $320 to $330 million through 2017. During 2016 and 2015, the company recognized charges in connection with this plan and other costs of $82.1 million and $118.5 million, respectively, principally related to a reduction in employees. During the nine months ended September 30, 2017, the company incurred an additional $99.0 million of cost reduction charges and other costs.
For the nine months ended September 30, 2017, the company reported a net loss attributable to Unisys Corporation of $115.8 million, or a loss of $2.30 per diluted share, compared with a net loss of $46.5 million, or a loss of $0.93 per diluted share for the nine months ended September 30, 2016. The company’s results of operations in the current period were impacted by lower gross profit margins in the Technology segment driven by lower sales of the company’s enterprise software and servers, higher cost reduction charges, higher interest expense principally caused by the issuance of the senior secured notes and the negative impact of foreign currency fluctuations partially offset by lower income tax expense as described below.
Results of operations
Company results
Three months ended September 30, 2017 compared with the three months ended September 30, 2016
During the three months ended September 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $46.1 million. The charges related to work-force reductions were $49.5 million, principally related to severance costs, and were comprised of: (a) a charge of $2.6 million for 93 employees and $(0.4) million for changes in estimates in the U.S. and (b) a charge of $48.3 million for 1,459 employees and $(1.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $(3.4) million comprised of $0.6 million for idle leased facility costs, $0.1 million for contract amendment and termination costs, $0.9 million for professional fees and other expenses related to the cost reduction effort, $0.7 million for net asset sales and write-offs and $(5.7) million for net foreign currency translation gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $42.8 million; selling, general and administrative expenses, $7.9 million; research and development expenses, $1.1 million; and other income (expense), net, $(5.7) million.
During the three months ended September 30, 2016, the company recognized charges of $31.9 million in connection with this plan, principally related to a reduction in employees. The charges related to workforce reductions were $26.5 million, principally related to severance costs, and were comprised of: (a) a charge of $0.5 million for 49 employees in the U.S. and (b) a charge of $26.0 million for 329 employees outside the U.S. In addition, the company recorded charges of $5.4 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $18.0 million; selling, general and administrative expenses, $14.2 million; and research and development expenses, $(0.3) million.
Revenue for the quarter ended September 30, 2017 was $666.3 million compared with $683.3 million for the third quarter of 2016, a decrease of 2% from the prior year. Foreign currency fluctuations had a 1 percentage-point positive impact on revenue in the current period compared with the year-ago period.

Services revenue decreased 4% and Technology revenue increased 10% in the current quarter compared with the year-ago period. U.S. revenue decreased 4% in the third quarter compared with the year-ago period. International revenue decreased 1% in the current quarter primarily due to a decline in Europe partially offset by increases in Latin America and Asia Pacific. Foreign currency had a 2 percentage-point positive impact on international revenue in the three months ended September 30, 2017 compared with the three months ended September 30, 2016.
Total gross profit margin was 12.9% in the three months ended September 30, 2017 compared with 17.8% in the three months ended September 30, 2016. Gross margin was impacted by higher cost reduction charges. Cost reduction charges of $42.8 million were recorded in cost of revenue in the three months ended September 30, 2017 compared with $18.0 million in the three months ended September 30, 2016.
Selling, general and administrative expense in the three months ended September 30, 2017 was $102.3 million (15.4% of revenue) compared with $120.0 million (17.6% of revenue) in the year-ago period. Cost reduction charges of $7.9 million were recorded in the three months ended September 30, 2017 compared with $14.2 million in the three months ended September 30, 2016. Exclusive of these charges, the decline was due to the benefits derived from the cost reduction actions.
Research and development (“R&D”) expenses in the third quarter of 2017 was $10.8 million compared with $11.4 million in the third quarter of 2016.
For the three months ended September 30, 2017, pension expense was $23.6 million compared with pension expense of $21.2 million for the three months ended September 30, 2016. For the full year 2017, the company expects to recognize pension expense of approximately $92.7 million compared with $82.7 million for the full year of 2016. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is principally based on where the salaries of plan participants who are active employees are charged.
For the third quarter of 2017, the company reported an operating loss of $27.0 million compared with an operating loss of $9.8 million in the third quarter of 2016. The current year loss principally reflects higher cost reduction charges.
Interest expense for the three months ended September 30, 2017 was $16.4 million compared with $7.7 million for the three months ended September 30, 2016. The increase was principally caused by the issuance of the senior secured notes due 2022 in the second quarter of 2017. See Note 12 of the Notes to Consolidated Financial Statements.
Other income (expense), net was income of $3.0 million in the third quarter of 2017 compared with income of $2.3 million in the third quarter of 2016. Included in the current period were $5.7 million of net foreign currency translation gains related to exiting foreign countries in connection with the restructuring plan noted above. In addition, other foreign currency translation losses of $3.5 million were recorded in the third quarter of 2017 compared to foreign currency translation losses of $0.6 million in the third quarter of 2016.
Loss before income taxes for the three months ended September 30, 2017 was $40.4 million compared with a loss of $15.2 million for the three months ended September 30, 2016.

The provision for income taxes was $12.5 million in the current quarter compared with $9.9 million in the year-ago period. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net loss attributable to Unisys Corporation for the three months ended September 30, 2017 was $41.1 million, or a loss of $0.81 per diluted share, compared with a net loss of $28.2 million, or loss of $0.56 per diluted share, for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016
During the nine months ended September 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $99.0 million. The charges related to work-force reductions were $86.2 million, principally related to severance costs, and were comprised of: (a) a charge of $7.9 million for 507 employees and $(0.6) million for changes in estimates in the U.S. and (b) a charge of $72.3 million for 1,835 employees, $8.2 million for additional benefits provided in 2017 and $(1.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.8 million comprised of $3.5 million for idle leased facilities costs, $5.3 million for contract amendment and termination costs, $3.9 million for professional fees and other expenses related to the cost reduction effort, $0.7 million for net asset sales and write-offs and $(0.6) million for net foreign currency translation gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $70.4 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $27.4 million; research and development expenses, $1.4 million; and other income (expense), net, $(0.6) million.
During the nine months ended September 30, 2016, the company recognized charges of $69.0 million in connection with this plan, principally related to a reduction in employees. The charges related to workforce reductions were $54.9 million, principally related to severance costs, and were comprised of: (a) a charge of $5.8 million for 293 employees in the U.S. and (b) a charge of $49.1 million for 928 employees outside the U.S. In addition, the company recorded charges of $14.1 million for other expenses related to the cost reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue - services, $34.6 million; selling, general and administrative expenses, $33.0 million; and research and development expenses, $1.4 million.
Revenue for the nine months ended September 30, 2017 was $1,997.0 million compared with $2,099.0 million for the nine months ended September 30, 2016, a decline of 5%. Foreign currency fluctuations had an immaterial impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 4% and Technology revenue decreased 10% for the nine months ended September 30, 2017 compared with the year-ago period. Current period Technology revenue was primarily impacted by lower sales of the company’s enterprise software and servers. U.S. revenue decreased 5% in the current period compared with the year-ago period. International revenue decreased 5% in the current period primarily due to declines in Europe and Asia Pacific partially offset by an increase in Latin America. Foreign currency had an immaterial impact on international revenue in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.
Total gross profit margin was 15.5% in the nine months ended September 30, 2017 compared with 19.0% in the nine months ended September 30, 2016. Gross margin was impacted by lower sales in the Technology segment as well as higher cost reduction charges. Cost reduction charges of $70.8 million were recorded in cost of revenue during the nine months ended September 30, 2017 compared with $34.6 million in the nine months ended September 30, 2016.
Selling, general and administrative expense in the nine months ended September 30, 2017 was $325.6 million (16.3% of revenue) compared with $345.8 million (16.5% of revenue) in the year-ago period. Cost reduction charges of $27.4 million were recorded in the nine months ended September 30, 2017 compared with $33.0 million in the nine months ended September 30, 2016. Exclusive of these charges, the decline was due to the benefits derived from the cost reduction actions.
R&D expenses for the nine months ended September 30, 2017 were $37.7 million compared with $40.5 million in the prior-year period.
For the nine months ended September 30, 2017, pension expense was $69.4 million compared with pension expense of $63.0 million for the nine months ended September 30, 2016.
For the nine months ended September 30, 2017, the company reported an operating loss of $54.5 million compared with operating income of $12.1 million in the prior-year period. The current period principally reflects lower margins in the Technology segment and higher cost reduction charges.
Interest expense for the nine months ended September 30, 2017 was $36.4 million compared with $19.9 million for the nine months ended September 30, 2016. The increase was principally caused by the issuance of the senior secured notes due 2022 in the second quarter of 2017. See Note 12 of the Notes to Consolidated Financial Statements.

Other income (expense), net was expense of $8.6 million for the nine months ended September 30, 2017 compared with income of $3.7 million in 2016. The current period includes foreign exchange losses of $7.5 million compared with foreign exchange gains of $2.5 million in the prior-year period.
Loss before income taxes for the nine months ended September 30, 2017 was $99.5 million compared with a loss of $4.1 million for the nine months ended September 30, 2016.
The provision for income taxes was $21.6 million in the current period compared with $34.2 million in the year-ago period. In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (“AMT”) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section 168(k)(4). The decision to make this election resulted in a total tax benefit of $21.1 million in 2017, of which $20.0 million was recorded in the second quarter of 2017. The company received a refund of $9.1 million in October 2017 and expects to receive refunds of approximately $12 million in future periods.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2017 was $115.8 million, or a loss of $2.30 per diluted share, compared with a loss of $46.5 million, or loss of $0.93 per diluted share, for the nine months ended September 30, 2016.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2017 was immaterial, and for the three months ended September 30, 2016 was $0.1 million. The amount for the nine months ended September 30, 2017 and 2016 was $1.0 million and $0.6 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended September 30, 2017
Customer revenue	$666.3	$—	$575.5	$90.8
Intersegment	—	(4.4)	—	4.4
Total revenue	$666.3	$(4.4)	$575.5	$95.2
Gross profit percent	12.9%		16.5%	53.3%
Operating profit (loss) percent	(4.1)%		3.2%	31.1%

Three Months Ended September 30, 2016
Customer revenue	$683.3	$—	$600.9	$82.4
Intersegment	—	(5.8)	—	5.8
Total revenue	$683.3	$(5.8)	$600.9	$88.2
Gross profit percent	17.8%		16.7%	59.8%
Operating profit (loss) percent	(1.4)%		2.6%	32.3%
Gross profit and operating profit (loss) percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Percent Change
	2017	2016
Services
Cloud & infrastructure services	$321.2	$341.9	(6.1)%
Application services	206.4	210.4	(1.9)%
Business process outsourcing services	47.9	48.6	(1.4)%
	575.5	600.9	(4.2)%
Technology	90.8	82.4	10.2%
Total	$666.3	$683.3	(2.5)%
In the Services segment, customer revenue was $575.5 million for the three months ended September 30, 2017, down 4.2% from the three months ended September 30, 2016. Foreign currency translation had a 1 percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.
Revenue from cloud & infrastructure services was $321.2 million in the September 2017 quarter, down 6.1% compared with the September 2016 quarter. Foreign currency fluctuations had a 1 percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 1.9% for the three month period ended September 30, 2017 compared with the three month period ended September 30, 2016. Foreign currency fluctuations had a 1 percentage-point positive impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 1.4% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 1 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 16.5% in the third quarter of 2017 compared with 16.7% in the year-ago period. Services operating profit percent was 3.2% in the three months ended September 30, 2017 compared with 2.6% in the three months ended September 30, 2016.
In the Technology segment, customer revenue increased 10.2% to $90.8 million in the current quarter compared with $82.4 million in the year-ago period. Foreign currency translation had an immaterial impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 53.3% in the current quarter compared with 59.8% in the year-ago quarter. Technology operating profit percent was 31.1% in the three months ended September 30, 2017 compared with 32.3% in the three months ended September 30, 2016. Current period Technology margins were primarily impacted by higher sales of lower margin third-party products.
Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Nine Months Ended September 30, 2017
Customer revenue	$1,997.0	$—	$1,735.6	$261.4
Intersegment	—	(15.1)	—	15.1
Total revenue	$1,997.0	$(15.1)	$1,735.6	$276.5
Gross profit percent	15.5%		16.3%	53.2%
Operating profit (loss) percent	(2.7)%		2.1%	27.8%

Nine Months Ended September 30, 2016
Customer revenue	$2,099.0	$—	$1,809.8	$289.2
Intersegment	—	(17.3)	—	17.3
Total revenue	$2,099.0	$(17.3)	$1,809.8	$306.5
Gross profit percent	19.0%		15.9%	60.2%
Operating profit percent	0.6%		1.8%	36.0%
Gross profit and operating profit (loss) percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Nine Months Ended September 30,		Percent Change
	2017	2016
Services
Cloud & infrastructure services	$983.4	$1,017.8	(3.4)%
Application services	604.3	641.4	(5.8)%
Business process outsourcing services	147.9	150.6	(1.8)%
	1,735.6	1,809.8	(4.1)%
Technology	261.4	289.2	(9.6)%
Total	$1,997.0	$2,099.0	(4.9)%
In the Services segment, customer revenue was $1,735.6 million for the nine months ended September 30, 2017, down 4.1% from the nine months ended September 30, 2016. Foreign currency translation had an immaterial impact on Services revenue in the current period compared with the year-ago period.

Revenue from cloud & infrastructure services was $983.4 million for the nine months ended September 2017, down 3.4% compared with the year-ago period. Foreign currency fluctuations had a 1 percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 5.8% for the nine month period ended September 30, 2017 compared with the nine month period ended September 30, 2016. Foreign currency fluctuations had an immaterial impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 1.8% in the current period compared with the prior-year period. Foreign currency fluctuations had a 6 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 16.3% in the nine months ended September 30, 2017 compared with 15.9% in the year-ago period. Services operating profit percent was 2.1% in the nine months ended September 30, 2017 compared with 1.8% in the nine months ended September 30, 2016.
In the Technology segment, customer revenue decreased 9.6% to $261.4 million in the current period compared with $289.2 million in the year-ago period. Foreign currency translation had a 1 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period.
Technology gross profit was 53.2% in the current period compared with 60.2% in the year-ago period. Technology operating profit percent was 27.8% in the nine months ended September 30, 2017 compared with 36.0% in the nine months ended September 30, 2016. Current period technology margins were primarily impacted by lower sales of the company’s enterprise software and servers and higher sales of lower margin third-party products.
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
Cash and cash equivalents at September 30, 2017 were $598.7 million compared to $370.6 million at December 31, 2016. The increase was primarily due to the net proceeds received from the sale of $440.0 million of its 10.75% senior secured notes due 2022 and was partially offset by the redemption of $95.0 million of its remaining outstanding 6.25% senior notes due 2017. See Note 12 of the Notes to Consolidated Financial Statements.
As of September 30, 2017, $291.6 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.
During the nine months ended September 30, 2017, cash used for operations was $36.3 million compared to cash provided by operations of $103.0 million for the nine months ended September 30, 2016. The fluctuation in cash flows from operating activities is principally attributed to lower operating income as well as the timing of receivables collection.
Cash used for investing activities during the nine months ended September 30, 2017 was $98.6 million compared to cash usage of $131.9 million during the nine months ended September 30, 2016. Net proceeds from investments were $30.7 million for the nine months ended September 30, 2017 compared with net purchases of $24.3 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current period, the investment in marketable software was $46.6 million compared with $47.1 million in the year-ago period, capital additions of properties were $21.8 million in 2017 compared with $18.3 million in 2016 and capital additions of outsourcing assets were $60.1 million in 2017 compared with $41.4 million in 2016. The increase in capital additions of outsourcing assets is attributed to assets acquired by the company for its U.K. business process outsourcing joint venture.

Cash provided by financing activities during the nine months ended September 30, 2017 was $334.7 million compared to cash provided of $110.6 million during the nine months ended September 30, 2016. In the current period, the company issued $440.0 million of notes and received net proceeds of $427.9 million and retired the remaining aggregate principal amount of $95.0 million of its 6.25% senior notes due 2017. During the nine months ended September 30, 2016, the company issued $213.5 million of convertible senior notes due 2021 and received net proceeds of $178.9 million and also paid down the outstanding balance of $65.8 million of its revolving credit facility.

At September 30, 2017, total debt was $642.8 million compared to $300.0 million at December 31, 2016. The increase was principally caused by the issuance of the notes referred to above, partially offset by the retirement of the remaining 6.25% senior notes due 2017.

At September 30, 2017, the company’s secured revolving credit facility had no borrowings and $8.1 million of letters of credit outstanding, and availability under the facility was $91.5 million net of letters of credit issued. On October 5, 2017, the company entered into a new revolving credit facility (the “Credit Agreement”) providing for loans and letters of credit up to an aggregate amount of $125.0 million, which replaces the company’s credit agreement that was due to expire in June 2018. The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have not been redeemed or refinanced.

The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the new credit facility.

The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 10% of the lenders’ commitments under the facility and $15 million.

The Credit Agreement contains customary representations and warranties, including that there has been no material adverse change in the company’s business, properties, operations or financial condition. The Credit Agreement includes limitations on the ability of the company and its subsidiaries to, among other things, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, repurchase its equity, and prepay other debt. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million.
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
If the company experiences certain kinds of changes of control, it must offer to purchase the Notes at 101% of the principal amount of the Notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase the Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding Notes to be due and payable immediately.
On May 8, 2017, the company redeemed all of its then outstanding 6.25% senior notes due 2017. As a result of this redemption, the company recognized a charge of $1.5 million in “Other income (expense), net” in the second quarter of 2017, which is comprised of $1.3 million of premium and expenses paid and $0.2 million for the write off of unamortized discount and fees related to the portion of the notes redeemed.
At September 30, 2017, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2017, the company expects to make cash contributions of approximately $137.5 million to its worldwide defined benefit pension plans, which is comprised of $83.1 million primarily for non-U.S. defined benefit pension plans and $54.4 million for the company’s U.S. qualified defined benefit pension plan.
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

10.1
Credit Agreement dated as of October 5, 2017 by and among Unisys Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.2
Security Agreement dated as of October 5, 2017 by Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 6, 2017)

10.3
Intercreditor Agreement dated as of October 5, 2017 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on October 6, 2017)

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

UNISYS CORPORATION

Date: October 31, 2017	By:	/s/ Inder M. Singh
Inder M. Singh
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michael M. Thomson
Michael M. Thomson
Vice President and
Corporate Controller
(Principal Accounting Officer)