Form 10-K
period 2017-12-31
UNISYS CORP
filed 2018-03-12
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $639.0 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2017. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2018: 50,484,040
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
Factors that could affect our future results include, but are not limited to, the following:

•	our ability to improve revenue and margins in our Services business;

•	our ability to maintain our installed base and sell new solutions in our Technology business;

•	our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;

•	our ability to retain significant clients;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	cybersecurity breaches could result in significant costs and could harm our business and reputation;

•	our significant pension obligations and required cash contributions and requirements to make additional significant cash contributions to our defined benefit pension plans;

•	our ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	our ability to access financing markets;

•	contracts with U.S. governmental agencies may subject us to audits, criminal penalties, sanctions and other expenses and fines;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	an involuntary termination of the company’s U.S. qualified defined benefit pension plan;

•	the potential for intellectual property infringement claims to be asserted against us or our clients;

•	the business and financial risk in implementing future acquisitions or dispositions;

•	the adverse effects of global economic conditions, acts of war, terrorism or natural disasters; and

•	the possibility that pending litigation could affect our results of operations or cash flow.

Any forward-looking statement should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A of this Form 10-K. Any forward-looking statement speaks only as of the date on which that statement is made. Unisys Corporation assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

PART I

ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (“Unisys,” “we,” “our,” or the “company”), is a global information technology (“IT”) company that builds high-performance, security-centric solutions for clients across the Government, Financial Services and Commercial markets. Unisys offerings include security software and services; digital transformation and workplace services; industry applications and services; and innovative software operating environments for high-intensity enterprise computing.
We operate in two business segments – Services and Technology. Financial information concerning the two segments can be found in Note 15, “Segment information,” of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) (the “Notes to Consolidated Financial Statements”).
Principal Products and Services
We deliver high-performance, security-centric, leveraged services across industries, industry-specific application products and technology solutions worldwide to our primary target markets: government (the U.S. federal government and other public sector organizations around the world), commercial (e.g., travel and transportation and life sciences and healthcare) and financial services (e.g., commercial and retail banking).
Our solutions are designed to build better outcomes - securely - for our clients, enabling them to:

•	Transform core business processes to compete more effectively in their markets;

•	Improve user engagement for customers and workers, streamline operations and enhance go-to-market efforts;

•	Optimize IT infrastructure to meet digital-business requirements;

•	Simplify management of IT infrastructure and service delivery; and

•	Enhance enterprise security.
Within Services, our principal solutions include cloud and infrastructure services, application services and business process outsourcing services.

•
In cloud and infrastructure services, we help clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.

•
In application services, we help clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.

•	In business process outsourcing services, we assume management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.
In Technology, we design and develop software and offer hardware and other related products to help clients reduce costs, improve security and flexibility and improve the efficiency of their data-center environments. As a pioneer in large-scale computing, we offer deep experience and rich technological capabilities in transaction-intensive, mission-critical environments. We provide a range of data-center, infrastructure management and cloud computing offerings to help clients virtualize and automate their data-center environments.
Our industry application products include solutions that allow law enforcement agencies to share critical investigative intelligence, integrated child support case management tools, and solutions that allow travel and transportation companies to manage freight and distribution as well as leverage predictive analytics. Our solutions also provide life sciences and healthcare companies with the ability to manage medical devices and enhanced visibility over the pharmaceutical supply chain. We also provide financial solutions to deliver secure, omnichannel banking.
Our Technology products include:

•
Unisys ClearPath Forward®, a secure, scalable, hardware-independent software operating environment for high-volume enterprise computing capable of delivering Unisys security across multiple hardware platforms. In 2016, Unisys began offering hardware-independent versions of the ClearPath operating environment, providing a tested, integrated stack of software products that can run on an Intel x86 server of the client’s choice.

•
Unisys Stealth® security software, which enables trusted identities to access micro-segmented critical assets and safely communicate through secure, encrypted channels. Stealth™ establishes irrefutable user authentication, prevents lateral attacker movement and reduces data center, mobile and cloud attack surfaces. Stealth also reduces the cost and complexity of securing information and operation technology as well as industrial control systems, allowing organizations to meet compliance and security mandates.

We market our services and products primarily through a direct sales force. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio. In certain foreign countries, we market primarily through distributors.
Materials
Unisys purchases components and supplies from a number of suppliers around the world. For certain Technology products, we rely on a single or limited number of suppliers, although we make every effort to assure that alternative sources are available if the need arises. The failure of our suppliers to deliver components and supplies in sufficient quantities and in a timely manner could adversely affect our business. For more information on the risks associated with purchasing components and supplies, see “Risk Factors” (Part I, Item 1A of this Form 10-K).

Patents, Trademarks and Licenses
As of January 31, 2018, Unisys owns over 730 active U.S. patents and over 75 active patents granted in twelve non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.
Unisys also maintains 26 U.S. trademark and service mark registrations, and over 540 additional trademark and service mark registrations in over 85 non-U.S. jurisdictions as of January 31, 2018. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored, policed and protected by Unisys and its agents.
Seasonality
Our revenue is affected by such factors as the introduction of new services and products, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.
Customers
No single client accounted for more than 10% of our revenue in the year ended December 31, 2017. Sales of commercial services and products to various agencies of the U.S. government represented approximately 21% of total consolidated revenue in 2017. For more information on the risks associated with contracting with governmental entities, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Backlog
In the Services segment, firm order backlog at December 31, 2017 was $4.3 billion, compared to $3.9 billion at December 31, 2016. Approximately $1.7 billion (40%) of 2017 backlog is expected to be converted to revenue in 2018. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.
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

Research and Development
Unisys-sponsored research and development costs were $47.2 million in 2017, $55.4 million in 2016, and $76.4 million in 2015.
Environmental Matters
Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2018 and 2019.
Employees
At December 31, 2017, we employed approximately 20,000 employees serving clients around the world.
International and Domestic Operations
We serve clients around the world, including multinational clients with operations in several regions. For the year ended December 31, 2017, over 50% of our revenue was derived from international operations.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of Unisys as of February 15, 2018 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	58	President and Chief Executive Officer
Tarek El-Sadany	54	Senior Vice President, Technology, and Chief Technology Officer
Eric Hutto	53	Senior Vice President and President, Enterprise Solutions
Gerald P. Kenney	66	Senior Vice President, General Counsel and Secretary
David A. Loeser	63	Senior Vice President, Worldwide Human Resources
Venkatapathi R. Puvvada	57	Senior Vice President; President, Federal Systems
Jeffrey E. Renzi	57	Senior Vice President and President, Global Sales
Ann S. Ruckstuhl	55	Senior Vice President, Chief Marketing Officer
Inder M. Singh	59	Senior Vice President, Chief Financial Officer
Shalabh Gupta	56	Vice President and Treasurer
Michael M. Thomson	49	Vice President and Corporate Controller
There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef is President and Chief Executive Officer and is a member and Chairman-elect of the Board of Directors. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef also serves on the President’s National Security Telecommunications Advisory Committee, the Board of Directors of NiSource Inc. and Petrus Trust Company, L.T.A., the Board of the East West Institute and the Board of Advisors of Merit Energy Company, LLC. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an officer since 2015.
Mr. El-Sadany has been Senior Vice President, Technology, and Chief Technology Officer since 2015. Prior to joining Unisys, Mr. El-Sadany was Chief Operating Officer of Remedy Informatics, a provider of healthcare and life sciences predictive informatics solutions (2012-2014). Prior to Remedy, he served as Chairman and Chief Executive Officer of Egypt National Post and Chief Executive Officer of the Technology Innovation and Entrepreneurship Center of Egypt (2008-2012). Other positions held by Mr. El-Sadany include Senior Vice President of Development and Head of Operations at Iris Financial Solutions (2006-2008), Vice President of Global Product Support Services at Oracle Corporation (2003-2005), and Founder, Chief Executive Officer and Chief Technology Officer of DatAcme Corporation (2001-2003). Mr. El-Sadany has been an officer since 2015.
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
Mr. Loeser has been Senior Vice President, Chief Human Resources Officer since 2013. Prior to joining Unisys, Mr. Loeser was Executive Vice President, Human Resources for Mitel, a global provider of business communications and collaboration software and services (2012-2013). Before Mitel, he held strategic management and human resources executive positions with several multinational companies including Hostess Foods, Celanese, Quaker State, PepsiCo, Continental Airlines, Chevron, and CompuCom. Mr. Loeser has been an officer since 2013.

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
Ms. Ruckstuhl has been Senior Vice President and Chief Marketing Officer since 2016. Prior to joining Unisys, she had been the Chief Marketing Officer at SOASTA, Inc., a digital performance management platform provider acquired by Akamai Technologies, Inc., from 2015 to 2016. Previously, Ms. Ruckstuhl was the Chief Marketing Officer at Live Ops (2012-2015), and head of marketing at Symantec’s NortonLive Services (2009-2011). She has also held marketing leadership positions with several other technology companies including Sybase, Inc., eBay, Inc. and Hewlett-Packard. Ms. Ruckstuhl has been an officer since 2016.
Mr. Singh has been Senior Vice President and Chief Financial Officer since 2016. He joined Unisys as Senior Vice President, Chief Marketing and Strategy Officer earlier that year. Prior to joining Unisys, he had been a Managing Director focusing on the technology, media and telecommunications sectors at SunTrust Robinson Humphrey, Inc. from 2014 to 2016. Previously, Mr. Singh served as Senior Vice President, Strategy and Finance for Comcast Corporation from 2012 to 2014 and as Vice President, Corporate Financial Strategy at Cisco Systems from 2009 to 2012. He has held other leadership roles at Cisco Systems, Lehman Brothers, Prudential Securities, Lucent Technologies, Inc., AT&T Corporation, and the American Express Company. Mr. Singh has been an officer since 2016.
Mr. Gupta has been Vice President and Treasurer since August 2017. Prior to Unisys, Mr. Gupta served as Vice President and Corporate Treasurer for Avon Products from 2012 until 2016. He also served as Treasurer for Evraz Inc. NA (2011 - 2012) and held the roles of Senior Vice President and Corporate Treasurer (2007 - 2011), Vice President and Assistant Treasurer (2005 - 2007) and Managing Director, Capital Markets, Pensions, Foreign Exchange (2004 - 2005) at Sara Lee Corporation. Mr. Gupta also held treasury roles at Delphi Corporation and General Motors Corporation. Mr. Gupta has been an officer since August 2017.
Mr. Thomson has been Vice President and Corporate Controller since 2015. Prior to joining Unisys, Mr. Thomson served as Controller of Towers Watson & Co. from 2010 until 2015, and he previously held the same position at Towers Perrin from 2007 until the consummation of that firm’s merger with Watson Wyatt in 2010. He also served as principal accounting officer of Towers Watson from 2012 until October 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an officer since 2015.

ITEM 1A. RISK FACTORS
Factors that could affect future results include the following:
Future results may be adversely impacted if the company is unable to improve revenue and margins in its Services business.
The company’s strategy places an emphasis on an industry go-to-market approach with an increased focus within the company’s Services business on improving revenue trends, including specifically on higher value and higher margin offerings. The company’s ability to grow revenue and profitability in this business will depend on the level of demand for projects and the portfolio of solutions the company offers for specific industries. It will also depend on an efficient utilization of services delivery personnel. Revenue and profit margins in this business are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, revenue and profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition resources from completed projects to new engagements and across geographies, and its ability to forecast demand for services and thereby maintain appropriate resource levels. The company’s results of operations and financial condition may be adversely impacted if sales of higher margin offerings do not offset declines resulting from lower margin offerings.
Future results may be adversely impacted if the company is unable to maintain its installed base and sell new solutions in its Technology business.
The company continues to invest in its ClearPath Forward operating system software in order to retain existing clients in its Technology business. If clients do not believe in the value proposition provided by ClearPath Forward or choose not to renew their contracts for any other reason, there may not be a meaningful return on these investments, and revenue could decline meaningfully. The company also continues to invest in its Stealth family of software, as well as in industry-specific software and solutions for its focus industries. If the company is unsuccessful in selling these Stealth products or industry-specific solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by Stealth and other new solutions and related services may be insufficient to offset any revenue declines caused if the company is unable to retain its installed base.
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
The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients. The company could lose clients for reasons such as contract expiration, conversion to a competing service provider, disputes with clients or a decision to in-source services, including contracts with governmental entities as part of the rebid process. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client.
The company faces aggressive competition in the information services and technology marketplace, which could lead to reduced demand for the company’s services and products and could have an adverse effect on the company’s business.
The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company’s competitors include systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company’s competitors may develop competing services and products that offer better price-performance or that reach the market in advance of the company’s offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could lead to reduced demand for the company’s services and products and could have an adverse effect on the company’s business. Future results will depend on the company’s ability to mitigate the effects of aggressive competition on revenues, pricing and margins and on the company’s ability to attract and retain talented people.

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
The company has significant pension obligations and required cash contributions and may be required to make additional significant cash contributions to its defined benefit pension plans.
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2017, the company made cash contributions of $138.4 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2018 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $149.7 million, which are comprised of approximately $86.3 million for the company’s U.S. qualified defined benefit pension plan and approximately $63.4 million primarily for non-U.S. defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, the company currently anticipates that its required cash contributions will increase in 2020 and for the next several years.
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
A significant portion of the company’s total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, currency restrictions and devaluations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the U.S. Foreign Corrupt Practices Act, economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, regulations in the European Union such as the General Data Protection Regulation, the U.K. Bribery Act and other U.S. and non-U.S. laws and regulations.
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
Market conditions may impact the company’s ability to access the financing markets on terms acceptable to the company or at all. If the company is unable to access the financing markets, the company would be required to use cash on hand to fund operations and repay outstanding debt as it comes due. There is no assurance that the company will generate sufficient cash to fund its operations and refinance such debt. A failure by the company to generate such cash would have a material adverse effect on its business if the company were unable to access financing markets. Market conditions may also impact the company’s ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments the company uses to conduct its business.
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

An involuntary termination of the company’s U.S. qualified defined benefit pension plan would adversely affect the company’s financial condition and results of operations.
As of December 31, 2017, the company had approximately $1.3 billion of underfunded pension obligations under its U.S. qualified defined benefit pension plan. The Pension Benefit Guaranty Corporation (the “PBGC”) has authority under the Employment Retirement Income Security Act of 1974, as amended, to terminate an underfunded defined benefit pension plan under certain circumstances, including when (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, or (3) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. If the PBGC were to terminate the company’s U.S. qualified defined benefit pension plan, the company’s obligations with respect to such plan would become due and payable in full. Any such event or the failure by the company to pay its pension plan insurance premiums with respect to its U.S. qualified defined benefit pension plan could result in the PBGC obtaining a lien on the company’s assets. Such an event would result in an event of default under the company’s debt agreements and would materially and adversely affect the Company’s financial condition and results of operations.
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
As part of the company’s business strategy, it may from time to time consider acquiring complementary technologies, products and businesses, or disposing of existing technologies, products and businesses that may no longer be in alignment with its strategic direction, including transactions of a material size. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. Further, with respect to both acquisitions and dispositions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate acquisitions or dispositions. The risks associated with acquisitions and dispositions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future acquisitions or dispositions on favorable terms or at all.
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
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. See Note 14, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it.
Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, results of operations and financial condition.
Management periodically reviews and updates our internal controls, disclosure controls and procedures and corporate governance policies. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business, results of operations and financial condition.

As disclosed in Item 9A. “Controls and Procedures,” a material weakness was identified in our internal control over financial reporting resulting from risk assessment procedures over Technology revenue that did not adequately consider changes in business operations and the demands on personnel created by the efforts required to adopt the new revenue accounting pronouncement that will impact future financial reporting. As a result, the company had missing process level controls and insufficient trained personnel to operate process level controls over the measurement and recognition of multiple-element arrangements within Technology revenue. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of December 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness did not result in any misstatement of the Company’s consolidated financial statements for any period presented and we are implementing remedial measures intended to address the material weakness and related disclosure controls. However, if the remedial measures we are implementing are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements. Failure to maintain effective controls or to timely implement any necessary improvement of our internal and disclosure controls could, among other things, result in losses from errors, harm our reputation, or cause investors to lose confidence in the reported financial information, all of which could have a material adverse effect on our business, results of operations and financial condition.
Other factors discussed in this report, although not listed here, also could materially affect our future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2017, we had eight major facilities in the United States, with an aggregate floor space of approximately 1.1 million square feet, located in Minnesota, Pennsylvania, Virginia, Utah, California and Georgia. We owned one of these facilities, with aggregate floor space of approximately 0.3 million square feet; seven of these facilities, with approximately 0.8 million square feet of floor space, were leased to us. Approximately 1.0 million square feet of the U.S. facilities were in current operation and approximately 0.1 million square feet were subleased to others.
As of December 31, 2017, we had eleven major facilities outside the United States, with an aggregate floor space of approximately 1.2 million square feet, located in the United Kingdom, India, Brazil, Australia, Hungary and New Zealand. We owned one of these facilities, with approximately 0.2 million square feet of floor space; ten of these facilities, with approximately 1.0 million square feet of floor space, were leased to us. Approximately 0.9 million square feet of the facilities outside the United States were in current operation and approximately 0.2 million square feet were subleased to others.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock (trading symbol “UIS”) is listed for trading on the New York Stock Exchange and London Stock Exchange. Information on the high and low sales prices for Unisys Common Stock is set forth below. At December 31, 2017, there were approximately 50.5 million shares outstanding.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017
Market price per share	– high	$15.25	$14.15	$13.25	$9.15	$15.25
	– low	11.55	10.75	6.90	7.20	6.90
2016
Market price per share	– high	12.00	8.58	10.70	16.70	16.70
	– low	7.10	6.72	6.74	8.95	6.72
Market prices per share are as quoted on the New York Stock Exchange composite listing.
Holders of Record
At December 31, 2017, there were approximately 5,600 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.

Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2017, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2012, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2012	2013	2014	2015	2016	2017
Unisys Corporation	$100	$194	$170	$64	$86	$47
S&P 500	$100	$132	$151	$153	$171	$208
S&P 500 IT Services	$100	$126	$133	$142	$156	$205

ITEM 6. SELECTED FINANCIAL DATA

Five-year summary of selected financial data

(Dollars in millions, except per share data)	2017(a)	2016(a)	2015(a)	2014	2013
Results of operations
Revenue	$2,741.8	$2,820.7	$3,015.1	$3,356.4	$3,456.5
Operating profit (loss)	4.6	47.6	(55.1)	154.9	219.5
Income (loss) before income taxes	(72.1)	20.5	(58.8)	145.5	219.4
Net income (loss) attributable to noncontrolling interests	(1.3)	11.0	6.7	12.6	11.6
Net income (loss) attributable to Unisys Corporation common shareholders	(65.3)	(47.7)	(109.9)	44.0	92.3
Earnings (loss) per common share
Basic	(1.30)	(0.95)	(2.20)	0.89	2.10
Diluted	(1.30)	(0.95)	(2.20)	0.89	2.08
Financial position
Total assets	$2,542.4	$2,021.6	$2,130.0	$2,321.0	$2,497.8
Long-term debt	633.9	194.0	233.7	219.2	205.9
Deficit	(1,326.5)	(1,647.4)	(1,378.6)	(1,452.4)	(663.9)
Other data
Capital additions of properties	$25.8	$32.5	$49.6	$53.3	$47.2
Capital additions of outsourcing assets	86.3	51.3	102.0	85.9	39.9
Investment in marketable software	64.4	63.3	62.1	73.6	64.3
Depreciation and amortization
Properties	39.7	38.9	57.5	52.0	46.7
Outsourcing assets	53.7	51.9	55.7	58.1	53.5
Amortization of marketable software	63.1	64.8	66.9	58.5	59.4
Common shares outstanding (millions)	50.5	50.1	49.9	49.7	44.0
Stockholders of record (thousands)	5.6	6.0	6.2	11.1	11.8
Employees (thousands)	20.5	21.0	23.0	23.2	22.8

(a)
Includes pretax cost reduction and other charges of $146.8 million, $82.1 million and $118.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 3, “Cost reduction actions,” of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In April 2015, the company initiated a restructuring plan in connection with organizational initiatives to create a more cost competitive cost structure and rebalance the company’s global skill set. During the years ended December 31, 2017, 2016 and 2015, the company recognized charges and other costs of $146.8 million, $82.1 million and $118.5 million, respectively, in connection with this plan, principally related to a reduction in employees.
The company reported a 2017 net loss attributable to Unisys Corporation of $65.3 million, or a loss of $1.30 per diluted share, compared with a 2016 net loss attributable to Unisys Corporation of $47.7 million, or a loss of $0.95 per diluted share. The company’s results of operations in the current year were impacted by higher cost reduction charges, higher interest expense principally caused by the issuance of the senior secured notes partially offset by savings derived from the cost reduction actions and lower income tax expense.
The company’s underfunded defined benefit pension plan obligations decreased by approximately $390 million to $1.78 billion at December 31, 2017 from $2.17 billion at December 31, 2016, principally due to higher pension plan assets partially offset by a decrease in discount rates.
Results of operations
Company results
During 2017, the company recognized charges in connection with its cost reduction plan and other costs of $146.8 million. The charges related to work-force reductions were $117.9 million, principally related to severance costs, and were comprised of: (a) a charge of $9.4 million for 542 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $109.4 million for 2,274 employees, $8.2 million for additional benefits provided in 2017 and $(7.8) million for changes in estimates outside the U.S. In addition, the company recorded charges of $28.9 million comprised of $4.7 million for idle leased facilities costs, $5.4 million for contract amendment and termination costs, $5.2 million for professional fees and other expenses related to the cost reduction effort, $1.8 million for net asset sales and write-offs and $11.8 million for net foreign currency losses related to exiting foreign countries.
The 2017 charges were recorded in the following statement of income classifications: cost of revenue - services, $99.6 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $33.6 million; research and development expenses, $1.4 million; and other income (expense), net, $11.8 million.
During 2016, the company recognized charges of $82.1 million in connection with this plan. The charges related to work-force reductions were $62.6 million, principally related to severance costs, and were comprised of: (a) charges of $8.3 million for 351 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $58.6 million for 1,048 employees and $(3.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $19.5 million comprised of $1.4 million for idle leased facilities, $4.1 million for contract amendment and termination costs and $13.3 million for professional fees and other expenses related to the cost reduction effort and $0.7 million for net asset sales and write-offs.
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
Revenue for 2017 was $2.74 billion compared with $2.82 billion for 2016, a decrease of 3%. Foreign currency fluctuations had a 1-percentage-point positive impact on revenue in the current year compared with the year-ago period.
Services revenue decreased 3% and Technology revenue was flat year over year. Foreign currency fluctuations had a negligible impact on Services revenue and a 1-percentage-point positive impact on Technology revenue in the current year compared with the year-ago period.
Revenue for 2016 was $2.82 billion compared with 2015 revenue of $3.02 billion, a decrease of 6%. Foreign currency had a 2-percentage-point negative impact on revenue in 2016 compared with 2015.

Services revenue in 2016 decreased by 8% compared with 2015. Technology revenue in 2016 increased by 1% compared with 2015.
Revenue from international operations in 2017, 2016 and 2015 was $1.48 billion, $1.51 billion and $1.56 billion, respectively. Foreign currency had a 1-percentage-point positive impact on international revenue in 2017 compared with 2016, and a 4-percentage-point negative impact on international revenue in 2016 compared with 2015. Revenue from U.S. operations was $1.26 billion in 2017, $1.31 billion in 2016 and $1.45 billion in 2015.
Gross profit as a percent of total revenue, or gross profit percent, was 17.4% in 2017, 19.8% in 2016 and 17.9% in 2015. The decline in 2017 from 2016 was principally due to higher cost reduction charges of $57.6 million and higher pension expense of $10.0 million. The increase in 2016 from 2015 was principally due to higher sales of the company’s proprietary enterprise software and servers in 2016, lower cost reduction charges of $10.2 million and lower pension expense of $17.3 million.
Selling, general and administrative expenses were $426.5 million in 2017 (15.6% of revenue), $455.6 million in 2016 (16.2% of revenue) and $519.6 million in 2015 (17.2% of revenue). Cost reduction charges of $33.6 million were recorded in 2017 compared with $38.0 million in 2016. Exclusive of these charges, the decline was due to benefits derived from the cost reduction actions.
Research and development (“R&D”) expenses in 2017 were $47.2 million compared with $55.4 million in 2016 and $76.4 million in 2015. The decline principally reflects savings due to cost reduction actions.
Pension expense for 2017 was $92.4 million compared with $82.7 million in 2016 and $108.7 million in 2015. For 2018, the company expects to recognize pension expense of approximately $72.8 million. The expected decrease in pension expense in 2018 compared with 2017 is principally due to a lower interest cost component of pension expense for the company’s U.S. defined benefit pension plans. The company records pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged.
Effective January 1, 2018, the company approved an amendment to reorganize its U.S. defined benefit pension plan from one plan into two distinct plans. Participants were divided between plans to maximize administrative efficiencies in compliance with all regulations. The company estimates administrative costs including Pension Benefit Guaranty Corporation (“PBGC”) premiums, and the resulting contributions to fund such costs, will be reduced by approximately $10 million per year through 2021. Benefits offered to plans’ participants are unchanged. This amendment had no impact on the company’s consolidated results of operations and financial position for the year ended and as of December 31, 2017.
In 2017, the company reported an operating profit of $4.6 million compared with an operating profit of $47.6 million in 2016 and an operating loss of $55.1 million in 2015. The current year principally reflects higher cost reduction charges and higher pension expense partially offset by savings due to cost reduction actions.
Interest expense was $52.8 million in 2017, $27.4 million in 2016 and $11.9 million in 2015. The increase in 2017 compared with 2016 was principally caused by the issuance of senior secured notes (see Note 9, “Debt,” of the Notes to Consolidated Financial Statements).
Other income (expense), net was expense of $23.9 million in 2017, compared with income of $0.3 million in 2016 and income of $8.2 million in 2015. Included in 2017 were $11.8 million of net foreign currency losses related to exiting foreign countries in connection with the company’s restructuring plan and foreign exchange losses of $9.9 million. 2016 and 2015 included foreign exchange gains of $2.3 million and $8.1 million.
Income (loss) before income taxes in 2017 was a loss of $72.1 million compared with income of $20.5 million in 2016 and a loss of $58.8 million in 2015.
The (benefit) provision for income taxes in 2017, 2016 and 2015 was $(5.5) million, $57.2 million and $44.4 million, respectively. In 2017, 2016 and 2015, the provision for income taxes includes a benefit of $4.6 million, $16.4 million and $5.4 million, respectively, related to changes in judgment on the realizability of certain of its deferred tax assets. The 2016 and 2015 income tax provisions include a charge of $3.5 million and $9.1 million, respectively, due to reductions in the UK income tax rate (see Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements).
The Tax Cuts and Jobs Act (“TCJA”) was enacted by the U.S. on December 22, 2017. The TCJA eliminates the corporate Alternative Minimum Tax (“AMT”) beginning in 2018, and also provides for refunds of all remaining AMT credits. Consequently, the company recorded a benefit of $50.4 million in 2017. Of this total, $9.1 million was received in 2017, and approximately $7.2 million will be received in 2018 under Internal Revenue Code section 168(k)(4) of the prior tax law. The remainder, $34.1 million, will be refundable under the TCJA between 2019 and 2022.
In addition to AMT repeal, the TCJA includes extensive changes to U.S. corporate taxation. The company has considered the implications of the TCJA for 2017 financial reporting as well as implications going forward. The U.S. federal tax rate has been reduced from 35% to 21% effective in 2018. This rate decrease results in a remeasurement of U.S. deferred tax balances, with no net financial statement impact due to the valuation allowance recorded against all U.S. deferred tax assets.
There will be no expiration of U.S. tax losses generated in 2018 and beyond, but such losses will only be able to offset 80% of future U.S. taxable income. The TJCA did not include any law changes for losses that were generated prior to 2018; and consequently, the company can utilize its U.S. tax loss carryforwards from years prior to 2018 without limitation, but the losses continue to be subject to a twenty-year expiration.
The TCJA introduced a “base erosion and anti-abuse tax” (“BEAT”) which imposes a new minimum tax computed on a modified U.S. taxable income that adds back certain “base eroding payments” to offshore related parties. These addbacks include such items as interest and service payments. The minimum tax will be imposed at 5% for 2018, 10% for 2019-2025, and 12.5% from 2026. The BEAT has the potential to impact the company beginning in 2018. The company is currently assessing the impact. To the extent BEAT is applicable, it will be recorded as a period cost when incurred, and consequently has no impact on the 2017 financial statements.
The TCJA also introduced a tax on “global intangible low-taxed income” (“GILTI”). Beginning in 2018, rather than deferring the taxation of offshore earnings until repatriation as had been the law prior to 2018, U.S. taxable income each year will include GILTI, which is essentially the net foreign subsidiaries’ earnings above a routine 10% return on their tangible assets. The company has made an accounting policy election to treat the GILTI as a period cost when included in U.S. taxable income, and consequently GILTI has no impact on the 2017 financial statements. The company will continue to assess the impact of GILTI, but does not expect it to result in a U.S. cash tax for the forseeable future due to tax loss carryforwards.
The company will continue to assess the impact of other provisions of the TCJA, including limitations on deductions for net interest expense and executive compensation. None of these impact the 2017 financial statements, and are not expected to result in a U.S. cash tax for the forseeable future due to tax loss carryforwards.
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
The realization of the company’s net deferred tax assets as of December 31, 2017 is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Net income (loss) attributable to Unisys Corporation common shareholders for 2017 was a loss of $65.3 million, or a loss of $1.30 per diluted common share, compared with a loss of $47.7 million, or $0.95 per diluted common share, in 2016 and a loss of $109.9 million, or $2.20 per diluted common share, in 2015.
Segment results
The company has two business segments: Services and Technology. Revenue classifications within the Services and Technology segment are as follows:

•
Cloud and infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.

•
Application services. This represents revenue from helping clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.

•
Business process outsourcing (“BPO”) services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

•
Technology. This represents revenue from designing and developing software and offering hardware and other related products to help clients reduce costs, improve security and flexibility and improve the efficiency of their data-center environments.

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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $0.7 million and $9.2 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. See Note 15, “Segment information,” of the Notes to Consolidated Financial Statements.
Information by business segment for 2017, 2016 and 2015 is presented below:

(millions)	Total	Corporate	Services	Technology
2017
Customer revenue	$2,741.8	$—	$2,328.2	$413.6
Intersegment	—	(25.9)	—	25.9
Total revenue	$2,741.8	$(25.9)	$2,328.2	$439.5
Gross profit percent	17.4%		16.8%	59.4%
Operating income percent	0.2%		2.8%	38.8%

2016
Customer revenue	$2,820.7	$—	$2,406.3	$414.4
Intersegment	—	(22.6)	—	22.6
Total revenue	$2,820.7	$(22.6)	$2,406.3	$437.0
Gross profit percent	19.8%		16.2%	59.9%
Operating income percent	1.7%		1.9%	37.0%

2015
Customer revenue	$3,015.1	$—	$2,605.6	$409.5
Intersegment	—	(49.0)	0.1	48.9
Total revenue	$3,015.1	$(49.0)	$2,605.7	$458.4
Gross profit percent	17.9%		15.8%	55.3%
Operating income (loss) percent	(1.8)%		2.3%	24.8%
Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, for 2017, 2016 and 2015 is presented below:

Year ended December 31 (millions)	2017	2016	Percentage Change	2015	Percentage Change
Services
Cloud & infrastructure services	$1,317.0	$1,352.9	(2.7)%	$1,513.1	(10.6)%
Application services	808.3	859.0	(5.9)%	868.9	(1.1)%
BPO services	202.9	194.4	4.4%	223.6	(13.1)%
	2,328.2	2,406.3	(3.2)%	2,605.6	(7.6)%
Technology	413.6	414.4	(0.2)%	409.5	1.2%
Total customer revenue	$2,741.8	$2,820.7	(2.8)%	$3,015.1	(6.4)%
In the Services segment, customer revenue was $2.3 billion in 2017, $2.4 billion in 2016 and $2.6 billion in 2015. Foreign currency fluctuations had a negligible impact on revenue in 2017 compared with 2016.
Revenue from cloud & infrastructure services was $1.3 billion in 2017 down 2.7% compared with 2016, and 2016 was down 10.6% from 2015. Foreign currency fluctuations had a 1-percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue decreased 5.9% for 2017 compared with 2016, and 2016 was down 1.1% compared with 2015. Foreign currency fluctuations had a 1-percentage-point positive impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 4.4% in 2017 compared with 2016, and was down 13.1% in 2016 compared with 2015. Foreign currency fluctuations had a 4-percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit percent was 16.8% in 2017 compared with 16.2% in 2016 and 15.8% in 2015. Services operating income percent was 2.8% in 2017 compared with 1.9% in 2016 and 2.3% in 2015.
In the Technology segment, customer revenue decreased 0.2% to $413.6 million in 2017 compared with $414.4 million in 2016. Revenue in 2016 increased 1.2% compared with 2015. Foreign currency translation had a 1-percentage-point positive impact on Technology revenue in 2017 compared with 2016.
Technology gross profit was 59.4% in 2017 compared with 59.9% in 2016 and 55.3% in 2015. Technology operating income percent was 38.8% in 2017 compared with 37.0% in 2016 and 24.8% in 2015.
New accounting pronouncements
Accounting Pronouncements Adopted
Effective January 1, 2017, the company adopted Accounting Standards Update (“ASU”) No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the Financial Accounting Standards Board (“FASB”) which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amended guidance, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Adoption of this new guidance had no impact on the company’s consolidated results of operations and financial position.
Effective January 1, 2017, the company adopted ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash issued by the FASB which requires companies to include amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance has been applied on retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. Amounts reclassified in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 are as follows:

Year ended December 31,	2016		2015
Cash flows from operating activities
Other assets	$(1.9)	2.60	$2.6
Cash flows from investing activities
Other	1.6		(2.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)		(4.6)
Cash, cash equivalents and restricted cash, beginning of year	31.6		35.9
Cash, cash equivalents and restricted cash, end of year	30.5		31.6
Effective January 1, 2017, the company adopted ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory issued by the FASB which allows the recognition of deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. The new guidance has been applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit. At January 1, 2017, the adjustment to accumulated deficit was an increase of $4.4 million.
Effective January 1, 2017, the company adopted ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), issued by the FASB which clarifies the treatment of several cash flow categories. In addition, the guidance also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The company previously reported premium payments on and proceeds from the settlement of corporate-owned life insurance policies as cash flows from operating activities in the company’s consolidated statement of cash flows. Under the new guidance, these amounts were reclassified to investing activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the years ended December 31, 2016 and 2015, $1.5 million and $1.1 million, respectively, were reclassified from “other assets” in operating activities to “other” in investing activities in the company’s consolidated statements of cash flows.
Effective January 1, 2017, the company adopted ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, issued by the FASB, which changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Additionally, the standard requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the consolidated statement of cash flows, and any cash payments made to taxing authorities on an employee’s behalf as financing activities, which the company previously reported as operating activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the years ended December 31, 2016 and 2015, $0.4 million and $0.8 million, respectively, were reclassified from “accounts payable and other accrued liabilities” in operating activities to “other” in financing activities in the company’s consolidated statements of cash flows.
Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU No. 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line items that include service cost and outside the subtotal of operating income. This update is effective for annual periods beginning after December 15, 2017, which for the company is January 1, 2018. Adoption of this new guidance will result in the reclassification of net periodic benefit cost, other than service costs ($92.5 million and $81.6 million for the years ended December 31, 2017 and 2016, respectively), from operating income to non-operating income. There will be no overall impact on the company’s consolidated financial position.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, loans and other financial instruments. This update is effective for annual periods beginning after December 15, 2019, with earlier adoption permitted. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets, referred to as lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods beginning after December 15, 2018, with earlier adoption permitted. The company will adopt the new guidance on January 1, 2019, and is currently evaluating the impact of the adoption on its consolidated results of operations and financial position.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which establishes principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows from a contract with a customer. The standard, and its various amendments, is effective for annual reporting periods beginning after December 15, 2017, which for the company is January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard would require the company to recognize revenue for certain transactions, including extended payment term software licenses and short-term software licenses, sooner than the current rules would allow and require the company to recognize software license extensions and renewals, later than the current rules would allow. The standard also requires significantly expanded disclosure requirements. The company will adopt the standard on January 1, 2018 using the modified retrospective method.
The net impact to the company’s consolidated financial position upon adoption is expected to be an immaterial increase to accumulated deficit which will be recognized as a cumulative effect adjustment to the 2018 opening balance. The prospective impact to the company’s consolidated results of operations resulting from this cumulative effect adjustment is expected to be a net increase to 2018 consolidated revenue and results of operations, with most of that difference occurring in the first quarter of 2018 when the majority of the contractual terms of software license extensions and renewals, executed principally late in 2017, commence. The company’s results of operations for 2017 and for 2018 will not be fully comparable to each other and the company will present supplemental disclosures about the actual effects of the new standard on 2018 results of operations to facilitate comparison to 2017 results of operations.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected 2018 cash requirements.
Cash and cash equivalents at December 31, 2017 were $733.9 million compared with $370.6 million at December 31, 2016. The increase was primarily due to the net proceeds received from the sale of $440.0 million of 10.75% senior secured notes due 2022 and was partially offset by the redemption of $95.0 million of remaining outstanding 6.25% senior notes due 2017. See Note 9, “Debt,” of the Notes to Consolidated Financial Statements.
As of December 31, 2017, $364.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.
During 2017, cash provided by operations was $166.4 million compared with $218.2 million in 2016. The fluctuation in cash flows from operating activities is principally attributed to lower operating income partially offset by an improvement in working capital management.
Cash used for investing activities in 2017 was $152.5 million compared with cash usage of $182.1 million in 2016. Net proceeds from investments in 2017 were $24.8 million compared with net purchases of $34.1 million in 2016. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $25.8 million in 2017 compared with $32.5 million in 2016, capital additions of outsourcing assets were $86.3 million in 2017 compared with $51.3 million in 2016 and the investment in marketable software was $64.4 million in 2017 compared with $63.3 million in 2016. The increase in capital additions of outsourcing assets is attributed to assets acquired by the company for its U.K. business process outsourcing joint venture.
Cash provided by financing activities during 2017 was $329.9 million compared with cash used for financing activities of $17.1 million in 2016. In the current year, the company issued $440.0 million of senior notes and received net proceeds of $427.9 million and retired the remaining aggregate principal amount of $95.0 million of its 6.25% senior notes. During 2016, the company issued $213.5 million of convertible senior notes and received net proceeds of $178.9 million, net of capped call fees of $27.3 million. The company also retired $115.0 million of its 6.25% senior notes and paid down the outstanding balance of $65.8 million of its revolving credit facility.
At December 31, 2017, total debt was $644.7 million compared with $300.0 million at December 31, 2016. The increase was principally caused by the issuance of the notes referred to above, partially offset by the retirement of the remaining 6.25% senior notes due 2017.
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2017, the company had no borrowings and $4.7 million of letters of credit outstanding, and availability under the facility was $110.5 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have not been redeemed or refinanced.
The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the credit facility.
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
At December 31, 2017, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
At December 31, 2017, the company had outstanding standby letters of credit and surety bonds totaling approximately $318 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
As described more fully in Notes 3, “Cost reduction actions,” 9, “Debt,” and 11, “Rental expense and commitments,” of the Notes to Consolidated Financial Statements, at December 31, 2017, the company had certain cash obligations, which are due as follows:

(millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including current portion)	$644.7	$10.8	$3.7	$621.8	$8.4
Interest payments on debt	260.3	60.2	120.2	78.4	1.5
Operating leases	198.7	47.4	74.2	37.7	39.4
Work-force reductions	113.5	85.9	27.6	—	—
Total	$1,217.2	$204.3	$225.7	$737.9	$49.3
In connection with the company’s aforementioned cost reduction actions, the company currently estimates cash expenditures for this program to be approximately $320 million through 2019, approximately $70 million, $74 million and $59 million of which were made in 2017, 2016 and 2015, respectively. The company generated annualized net cost savings (principally related to workforce reductions) of approximately $270 million exiting 2017.
As described in Note 16, “Employee plans,” of the Notes to Consolidated Financial Statements, in 2018, the company expects to make cash contributions to its worldwide defined benefit pension plans of approximately $149.7 million, which is comprised of $63.4 million primarily for international defined benefit pension plans and $86.3 million for the company’s U.S. qualified defined benefit pension plans.
The company maintains a shelf registration statement with the Securities and Exchange Commission that covers the offer and sale of up to $700.0 million of debt or equity securities. Subject to the company’s ongoing compliance with securities laws, the company may offer and sell debt and equity securities from time to time under the shelf registration statement.
In addition, from time to time the company has explored, and expects to continue to explore, a variety of debt and equity sources to fund its liquidity and capital needs.
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
Critical accounting policies and estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. The company bases its estimates and judgments on historical experience and on other assumptions that it believes are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments and assumptions and actual results, the financial statements will be affected. Although there are a number of accounting policies, methods and estimates affecting the company’s financial statements as described in Note 1, “Summary of significant accounting policies,” of the Notes to Consolidated Financial Statements, the following critical accounting policies reflect the significant estimates, judgments and assumptions. The development and selection of these critical accounting policies have been determined by management of the company and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors.
Revenue recognition
Many of the company’s sales agreements contain standard business terms and conditions; however, some agreements contain multiple elements or non-standard terms and conditions. As discussed in Note 1, “Summary of significant accounting policies,” of the Notes to Consolidated Financial Statements, the company enters into multiple-element arrangements, which may include any combination of hardware, software or services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element. The company recognizes revenue on delivered elements only if: (a) any undelivered services or products are not essential to the functionality of the delivered services or products, (b) the company has an enforceable claim to receive the amount due in the event it does not deliver the undelivered services or products, (c) there is evidence of the selling price for each undelivered service or product, and (d) the revenue recognition criteria otherwise have been met for the delivered elements. Otherwise, revenue on delivered elements is recognized as the undelivered elements are delivered. For arrangements with multiple elements involving the licensing or sale of software and software-related elements, the allocation of revenue is based on vendor-specific objective evidence (“VSOE”), which is based upon normal pricing and discounting practices for those services and products when sold separately. The company’s continued ability to determine VSOE of fair value will depend on continued sufficient volumes and sufficient consistent pricing of stand-alone sales of such undelivered elements. In addition, the company’s revenue recognition policy states that revenue is not recognized until collectability is deemed probable. Changes in judgments on these assumptions and estimates could materially impact the timing of revenue recognition.
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
At December 31, 2017 and 2016, the company had deferred tax assets in excess of deferred tax liabilities of $1,551.8 million and $2,224.5 million, respectively. For the reasons cited below, at December 31, 2017 and 2016, management determined that it is more likely than not that $110.7 million and $139.9 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,441.1 million and $2,084.6 million, respectively.
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
Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (“Tax Attributes”), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). The company has determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in February 2011. Any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2017 is approximately $416.0 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
Accounting rules governing income taxes also prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company maintains reserves for estimated tax exposures including penalties and interest. Income tax exposures include potential challenges of intercompany pricing and other tax matters. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2018, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 6.80%, and on the company’s non-U.S. plan assets will be 4.38%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $8 million and $7 million, respectively, in pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2017, for the company’s U.S. qualified defined benefit pension plan, the calculated value of plan assets was $3.52 billion and the fair value was $3.58 billion.
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2017, the company determined this rate to be 3.87% for its U.S. defined benefit pension plans, a decrease of 51 basis points from the rate used at December 31, 2016, and 2.24% for the company’s non-U.S. defined benefit pension plans, a decrease of 10 basis points from the rate used at December 31, 2016. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in pension expense of approximately $2 million and $300 thousand, respectively, and a change of approximately $123 million and $130 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plan and the company’s non-U.S. pension plans, that period is approximately 17 and 25 years, respectively. At December 31, 2017, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plan and the company’s non-U.S. pension plans was $2.60 billion and $0.98 billion, respectively.
For the year ended December 31, 2017, the company recognized consolidated pension expense of $92.4 million, compared with $82.7 million for the year ended December 31, 2016. For 2018, the company expects to recognize pension expense of approximately $72.8 million. See Note 16, “Employee plans,” of the Notes to Consolidated Financial Statements.
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
The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method used is the discounted cash flow method. The company starts with a forecast of all expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then a reporting unit-specific discount rate is applied to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, long term growth rate and the discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on various market factors and specific risk characteristics of each reporting unit.
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
Goodwill by reporting unit at December 31, 2017, was as follows (dollars in millions):

Reporting unit	Carrying Value
Cloud and infrastructure	$33.9
Application services	27.4
Business process outsourcing	10.8
Technology	108.7
Total	$180.8
As a result of the impairment review, the company concluded that none of its goodwill was impaired as of December 31, 2017, and does not believe that any of its reporting units are at risk of failing the impairment test since all reporting unit fair values were substantially in excess of carrying value as of the last impairment test.

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
Market risk
As of December 31, 2017, the company had outstanding $429.6 million of senior secured notes due 2022 and $186.3 million of convertible senior notes due 2021. The interest rates on these notes are fixed and therefore do not expose the company to risk related to rising interest rates. As of December 31, 2017, the fair value of the convertible senior notes was $237.9 million. In connection with the offering of the convertible senior notes, the company paid $27.3 million to purchase a capped call covering approximately 21.9 million shares of the company’s common stock. If the price per share of the company’s common stock is below $9.76, these capped call transactions would provide no benefit from potential dilution. If the price per share of the company’s common stock is above $12.75, then to the extent of the excess, these capped call transactions would result in no additional benefit for potential dilution at conversion.
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
In addition, the company uses derivative financial instruments, primarily foreign exchange forward contracts, to reduce its exposure to market risks from changes in foreign currency exchange rates on intercompany balances. See Note 12, “Financial instruments and concentration of credit risks,” of the Notes to Consolidated Financial Statements for additional information on the company’s derivative financial instruments.
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2017 and 2016, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $39 million and $36 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management

Management’s Report on the Financial Statements
The management of the company is responsible for the integrity of its financial statements. These statements have been prepared in conformity with U.S. generally accepted accounting principles and include amounts based on the best estimates and judgments of management. Financial information included elsewhere in this report is consistent with that in the financial statements.
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

Management’s Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, we identified the following deficiencies in our internal control described below.
Our risk assessment procedures over Technology revenue did not adequately identify risks and consider changes in business operations and the demands on personnel created by the efforts required to adopt the new revenue accounting pronouncement that will impact future financial reporting. As a result, the company had missing process level controls and insufficient trained personnel to operate process level controls over the measurement and recognition of multiple-element arrangements within Technology revenue.
Although no material misstatements were identified in our consolidated financial statements, these control deficiencies resulted in immaterial misstatements in the preliminary consolidated financial statements as of and for the year ended December 31, 2017 related to Technology revenue and deferred revenue that were corrected. However, the control deficiencies create a reasonable possibility that a material misstatement in the company’s consolidated financial statements will not be prevented or detected on a timely basis and we concluded that our internal control over financial reporting as of December 31, 2017 was not effective due to a material weakness in internal control.

KPMG LLP, an independent registered public accounting firm, has audited the company’s financial statements in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, which is included in this Annual Report on Form 10-K on page 36.

/s/ Peter A. Altabef	/s/ Inder M. Singh
Peter A. Altabef	Inder M. Singh
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Unisys Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Unisys Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, deficit and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2008.

Philadelphia, Pennsylvania
March 12, 2018

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Unisys Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Unisys Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated March 12, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective risk assessment procedures, insufficient trained personnel, and ineffective process level control activities over Technology revenue has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 12, 2018

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per share data)

Year ended December 31,	2017	2016	2015
Revenue
Services	$2,328.2	$2,406.3	$2,605.6
Technology	413.6	414.4	409.5
	2,741.8	2,820.7	3,015.1
Costs and expenses
Cost of revenue:
Services	2,102.1	2,092.9	2,306.7
Technology	161.4	169.2	167.5
	2,263.5	2,262.1	2,474.2
Selling, general and administrative expenses	426.5	455.6	519.6
Research and development expenses	47.2	55.4	76.4
	2,737.2	2,773.1	3,070.2
Operating income (loss)	4.6	47.6	(55.1)
Interest expense	52.8	27.4	11.9
Other income (expense), net	(23.9)	0.3	8.2
Income (loss) before income taxes	(72.1)	20.5	(58.8)
(Benefit) provision for income taxes	(5.5)	57.2	44.4
Consolidated net loss	(66.6)	(36.7)	(103.2)
Net income (loss) attributable to noncontrolling interests	(1.3)	11.0	6.7
Net loss attributable to Unisys Corporation common shareholders	$(65.3)	$(47.7)	$(109.9)
Loss per common share attributable to Unisys Corporation
Basic	$(1.30)	$(0.95)	$(2.20)
Diluted	$(1.30)	$(0.95)	$(2.20)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

Year ended December 31,	2017	2016	2015
Consolidated net loss	$(66.6)	$(36.7)	$(103.2)
Other comprehensive income
Foreign currency translation	117.8	(108.4)	(100.8)
Postretirement adjustments, net of tax of $18.3 in 2017, $(13.3) in 2016 and $18.1 in 2015	265.1	(137.6)	265.7
Total other comprehensive income (loss)	382.9	(246.0)	164.9
Comprehensive income (loss)	316.3	(282.7)	61.7
Comprehensive income (loss) attributable to noncontrolling interests	44.6	(27.5)	3.5
Comprehensive income (loss) attributable to Unisys Corporation	$271.7	$(255.2)	$58.2
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions)

As of December 31,	2017	2016
Assets
Current assets
Cash and cash equivalents	$733.9	$370.6
Accounts receivable, net	503.3	505.8
Inventories:
Parts and finished equipment	13.6	14.0
Work in process and materials	12.5	15.0
Prepaid expenses and other current assets	126.2	121.9
Total current assets	1,389.5	1,027.3
Properties	898.8	886.6
Less – Accumulated depreciation and amortization	756.3	741.3
Properties, net	142.5	145.3
Outsourcing assets, net	202.3	172.5
Marketable software, net	138.3	137.0
Prepaid postretirement assets	148.3	33.3
Deferred income taxes	119.9	146.1
Goodwill	180.8	178.6
Restricted cash	30.2	30.5 *
Other long-term assets	190.6	151.0 *
Total assets	$2,542.4	$2,021.6
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$10.8	$106.0
Accounts payable	241.8	189.0
Deferred revenue	327.5	337.4
Other accrued liabilities	391.5	349.2
Total current liabilities	971.6	981.6
Long-term debt	633.9	194.0
Long-term postretirement liabilities	2,004.4	2,292.6
Long-term deferred revenue	159.0	117.6
Other long-term liabilities	100.0	83.2
Commitments and contingencies
Deficit:
Common stock, par value $.01 per share (150.0 million shares authorized; 53.4 million shares and 52.8 million shares issued)	0.5	0.5
Accumulated deficit	(1,963.1)	(1,893.4)
Treasury stock, at cost	(102.7)	(100.5)
Paid-in capital	4,526.4	4,515.2
Accumulated other comprehensive loss	(3,815.8)	(4,152.8)
Total Unisys stockholders’ deficit	(1,354.7)	(1,631.0)
Noncontrolling interests	28.2	(16.4)
Total deficit	(1,326.5)	(1,647.4)
Total liabilities and deficit	$2,542.4	$2,021.6
*Amounts were changed to conform to the current-year presentation. See Note 5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2017	2016		2015
Cash flows from operating activities
Consolidated net loss	$(66.6)	$(36.7)		$(103.2)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency transaction losses	21.7	0.4		8.4
Non-cash interest expense	9.5	7.0		—
Loss on debt extinguishment	1.5	4.0		—
Employee stock compensation	11.2	9.5		9.4
Depreciation and amortization of properties	39.7	38.9		57.5
Depreciation and amortization of outsourcing assets	53.7	51.9		55.7
Amortization of marketable software	63.1	64.8		66.9
Other non-cash operating activities	3.2	1.9		4.6
Loss on disposal of capital assets	5.0	6.2		9.7
Pension contributions	(138.4)	(132.5)		(148.3)
Pension expense	92.4	82.7		108.7
Decrease in deferred income taxes, net	3.4	2.7		1.2
Changes in operating assets and liabilities:
Receivables, net	5.9	87.3		(11.5)
Inventories	4.1	15.3		(3.7)
Other assets	(27.5)	16.5	*	18.1	*
Accounts payable and other accrued liabilities	48.6	7.5	*	(60.3	)*
Other liabilities	35.9	(9.2)		(7.5)
Net cash provided by operating activities	166.4	218.2		5.7	*
Cash flows from investing activities
Proceeds from investments	4,717.2	4,455.9		3,831.6
Purchases of investments	(4,692.4)	(4,490.0)		(3,806.2)
Capital additions of properties	(25.8)	(32.5)		(49.6)
Capital additions of outsourcing assets	(86.3)	(51.3)		(102.0)
Investment in marketable software	(64.4)	(63.3)		(62.1)
Other	(0.8)	(0.9	)*	7.0	*
Net cash used for investing activities	(152.5)	(182.1	)*	(181.3	)*
Cash flows from financing activities
Proceeds from issuance of long-term debt	452.9	213.5		31.8
Payments for capped call transactions	—	(27.3)		—
Issuance costs relating to long-term debt	(12.1)	(7.3)		—
Payments of long-term debt	(107.5)	(129.8)		(10.4)
Proceeds from exercise of stock options	—	—		3.7
Net (payments) proceeds from short-term borrowings	—	(65.8)		65.8
Financing fees	(1.1)	—		(0.3)
Other	(2.3)	(0.4	)*	(0.8	)*
Net cash provided by (used for) financing activities	329.9	(17.1	)*	89.8	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19.2	(14.7	)*	(47.6	)*
Increase (decrease) in cash, cash equivalents and restricted cash	363.0	4.3	*	(133.4	)*
Cash, cash equivalents and restricted cash, beginning of year	401.1	396.8	*	530.2	*
Cash, cash equivalents and restricted cash, end of year	$764.1	$401.1	*	$396.8	*
*Amounts were changed to conform to the current-year presentation. See Note 5
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2014	$(1,452.4)	$(1,460.0)	$0.5	$(1,735.8)	$(99.6)	$4,488.3	$(4,113.4)	$7.6
Consolidated net income (loss)	(103.2)	(109.9)		(109.9)				6.7
Stock-based compensation	12.1	12.1			(0.5)	12.6
Translation adjustments	(100.8)	(96.0)					(96.0)	(4.8)
Postretirement plans	265.7	264.1					264.1	1.6
Balance at December 31, 2015	$(1,378.6)	$(1,389.7)	$0.5	$(1,845.7)	$(100.1)	$4,500.9	$(3,945.3)	$11.1
Consolidated net income (loss)	(36.7)	(47.7)		(47.7)				11.0
Stock-based compensation	8.8	8.8			(0.4)	9.2
Discount on debt issuance	33.6	33.6				33.6
Capped call on debt issuance	(27.3)	(27.3)				(27.3)
Expenses of convertible notes	(1.2)	(1.2)				(1.2)
Translation adjustments	(108.4)	(93.3)					(93.3)	(15.1)
Postretirement plans	(137.6)	(114.2)					(114.2)	(23.4)
Balance at December 31, 2016	$(1,647.4)	$(1,631.0)	$0.5	$(1,893.4)	$(100.5)	$4,515.2	$(4,152.8)	$(16.4)
Cumulative effect adjustment - ASU No. 2016-16	(4.4)	(4.4)		(4.4)
Consolidated net loss	(66.6)	(65.3)		(65.3)				(1.3)
Stock-based compensation	9.0	9.0			(2.2)	11.2
Translation adjustments	117.8	110.1					110.1	7.7
Postretirement plans	265.1	226.9					226.9	38.2
Balance at December 31, 2017	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
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
Cash and Cash equivalents Cash and cash equivalents consists of cash on hand, short-term investments purchased with a maturity of three months or less and certificates of deposit which may be withdrawn at any time at the discretion of the company without penalty.
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Restricted cash primarily consists of cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business process outsourcing joint venture agreement.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

As of December 31,	2017	2016
Cash and cash equivalents	$733.9	$370.6
Restricted cash	30.2	30.5
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$764.1	$401.1
Inventories Inventories are valued at the lower of cost and net realizable value. Cost is determined on the first-in, first-out method.
Properties Properties are carried at cost and are depreciated over the estimated lives of such assets using the straight-line method. The estimated lives used, in years, are as follows: buildings, 20 – 50; machinery and office equipment, 4 – 7; rental equipment, 4; and internal-use software, 3 – 10.
Advertising costs All advertising costs are expensed as incurred. The amount charged to expense during 2017, 2016 and 2015 was $1.6 million, $2.7 million and $4.9 million, respectively.
Shipping and handling Costs related to shipping and handling are included in cost of revenue.
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
The company tests goodwill for impairment annually in the fourth quarter using data as of September 30th of that year, as well as whenever there are events or changes in circumstances (triggering events) that would more likely than not reduce the fair value of one or more reporting units below its respective carrying amount. The company compares the fair value of each of its reporting units to their respective carrying value. If the carrying value exceeds fair value, an impairment charge is recognized for the difference. Impaired goodwill is written down to its fair value through a charge to the consolidated statement of income in the period the impairment is identified.
We estimate the fair value of each reporting unit using a combination of the income approach and market approach.
The income approach incorporates the use of a discounted cash flow method in which the estimated future cash flows and terminal values for each reporting unit are discounted to present value. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on various market factors and specific risk characteristics of each reporting unit.
The market approach estimates fair value by applying performance metric multiples to the reporting unit’s prior and expected operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics as the reporting unit.
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
In order to assess the reasonableness of the calculated reporting unit fair values, the company also compares the sum of the reporting units’ fair values to its market capitalization (per share stock price multiplied by shares outstanding) and calculates an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization).
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
In these transactions, the company allocates the total revenue to be earned under the arrangement among the various elements based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) if available, third party evidence (“TPE”) if VSOE is not available, or the best estimated selling price (“ESP”) if neither VSOE nor TPE is available. VSOE of selling price is based upon the normal pricing and discounting practices for those services and products when sold separately. TPE of selling price is based on evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. ESP is established considering factors such as margin objectives, discounts off of list prices, market conditions, competition and other factors. ESP represents the price at which the company would transact for the deliverable if it were sold by the company regularly on a standalone basis.
As mentioned above, some of the company’s multiple-element arrangements may include leased hardware which is subject to specific leasing guidance. Revenue under these arrangements is allocated considering the relative selling prices of the lease and non-lease elements. Lease deliverables include hardware, financing, maintenance and other executory costs, while non-lease deliverables generally consist of services other than maintenance. The determination of the amount of revenue allocated to the lease deliverables begins by allocating revenue to maintenance and other executory costs plus a profit thereon. These elements are generally recognized over the term of the lease. The remaining amounts are allocated to the hardware and financing elements. The amount allocated to hardware is recognized as revenue monthly over the term of the lease for those leases which are classified as operating leases and at the inception of the lease term for those leases which are classified as sales-type leases.

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
The Tax Cuts & Jobs Act (“TCJA”) was enacted by the U.S. on December 22, 2017 and introduced a tax on “global intangible low-taxed income” (“GILTI”) effective in 2018. The company will treat GILTI as a period cost when included in U.S. taxable income.

Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products, which is generally not in excess of three years following product release. The company performs quarterly reviews to ensure that unamortized costs remain recoverable from future revenue.
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
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its long-term debt (see note 9), derivatives (see note 12) and to its postretirement plan assets (see note 16).

Noncontrolling interest The company owns a fifty-one percent interest in Intelligent Processing Solutions Ltd. (“iPSL”), a U.K. business process outsourcing joint venture. The remaining interests, which are reflected as a noncontrolling interest in the company’s financial statements, are owned by three financial institutions for which iPSL performs services.
Note 2 — Earnings per common share
The following table shows how the loss per common share attributable to Unisys Corporation was computed for the three years ended December 31, 2017 (shares in thousands).

Year ended December 31,	2017	2016	2015
Basic earnings (loss) per common share computation:
Net loss attributable to Unisys Corporation common shareholders	$(65.3)	$(47.7)	$(109.9)
Weighted average shares	50,409	50,060	49,905
Basic loss per common share	$(1.30)	$(0.95)	$(2.20)
Diluted earnings (loss) per common share computation:
Net loss attributable to Unisys Corporation for diluted earnings per share	$(65.3)	$(47.7)	$(109.9)
Weighted average shares	50,409	50,060	49,905
Diluted loss per common share	$(1.30)	$(0.95)	$(2.20)

Anti-dilutive weighted-average stock options and restricted stock units(a)	2,206	3,553	2,915
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(a)	21,868	17,230	—
(a)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 3 — Cost reduction actions
In 2015, the company initiated a restructuring plan in connection with organizational initiatives to create a more competitive cost structure and rebalance the company’s global skill set. The company recognized charges and other costs of $347.4 million through 2017 in connection with this plan, principally related to a reduction in employees.
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
During 2016, the company recognized charges of $82.1 million in connection with this plan, principally related to a reduction in employees. The charges related to work-force reductions were $62.6 million, principally related to severance costs, and were comprised of: (a) a charge of $8.3 million for 351 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $58.6 million for 1,048 employees and $(3.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $19.5 million comprised of $1.4 million for idle leased facilities costs, $4.1 million for contract amendment and termination costs, $13.3 million for professional fees and other expenses related to the cost reduction effort and $0.7 million for net asset sales and write-offs. The charges were recorded in the following statement of income classifications: cost of revenue – services, $42.4 million; selling, general and administrative expenses, $38.0 million; and research and development expenses, $1.7 million.
During 2017, the company recognized charges of $146.8 million in connection with this plan. The charges related to work-force reductions were $117.9 million, principally related to severance costs, and were comprised of: (a) a charge of $9.4 million for 542 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $109.4 million for 2,274 employees, $8.2 million for additional benefits provided in 2017 and $(7.8) million for changes in estimates outside the U.S. In addition, the company recorded charges of $28.9 million comprised of $4.7 million for idle leased facilities costs, $5.4 million for contract amendment and termination costs, $5.2 million for professional fees and other expenses related to the cost reduction effort, $1.8 million for net asset sales and write-offs and $11.8 million for net foreign currency losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $99.6 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $33.6 million; and research and development expenses, $1.4 million; and other income (expense), net, $11.8 million.

Liabilities and expected future payments related to these costs are as follows:

		Work-Force Reductions		Idle Leased
	Total	U.S.	International	Facilities Costs
Charges for work-force reductions	$78.8	$27.9	$50.9	$—
Payments	(45.3)	(23.7)	(21.6)	—
Translation adjustments	(0.5)		(0.5)	—
Balance at December 31, 2015	33.0	4.2	28.8	—
Additional Provisions	68.3	8.3	58.6	1.4
Payments	(59.3)	(9.4)	(49.9)	—
Changes in estimates	(4.3)	(1.3)	(3.0)	—
Translation adjustments	(1.1)	—	(1.1)	—
Balance at December 31, 2016	36.6	1.8	33.4	1.4
Additional Provisions	131.2	9.4	117.6	4.2
Payments	(49.3)	(6.0)	(41.3)	(2.0)
Changes in estimates	(8.6)	(1.3)	(7.8)	0.5
Translation adjustments	7.9	—	7.7	0.2
Balance at December 31, 2017	$117.8	$3.9	$109.6	$4.3

Expected future payments on balance at December 31, 2017
In 2018	$87.7	$3.9	$82.0	$1.8
Beyond 2018	30.1	—	27.6	2.5
Note 4 — Goodwill
During the fourth quarter of 2017, the company performed its annual impairment test of goodwill for all of our reporting units. The fair values of each of the reporting units exceeded their carrying values; therefore, no goodwill impairment was required.
At December 31, 2017, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.8.
Changes in the carrying amount of goodwill by segment for the years ended December 31, 2017 and 2016 were as follows:

	Total	Services	Technology
Balance at December 31, 2015	$177.4	$68.7	$108.7
Translation adjustments	1.2	1.2	—
Balance at December 31, 2016	178.6	69.9	108.7
Translation adjustments	2.2	2.2	—
Balance at December 31, 2017	$180.8	$72.1	$108.7
Note 5 — Recent accounting pronouncements and accounting changes
Accounting Pronouncements Adopted
Effective January 1, 2017, the company adopted Accounting Standards Update (“ASU”) No. 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment issued by the Financial Accounting Standards Board (“FASB”) which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amended guidance, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Adoption of this new guidance had no impact on the company’s consolidated results of operations and financial position.
Effective January 1, 2017, the company adopted ASU No. 2016-18 Statement of Cash Flows (Topic 230) - Restricted Cash issued by the FASB which requires companies to include amounts generally described as restricted cash or restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance has been applied on retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. Amounts reclassified in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 are as follows:

Year ended December 31,	2016		2015
Cash flows from operating activities
Other assets	$(1.9)	2.60	$2.6
Cash flows from investing activities
Other	1.6		(2.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)		(4.6)
Cash, cash equivalents and restricted cash, beginning of year	31.6		35.9
Cash, cash equivalents and restricted cash, end of year	30.5		31.6
Effective January 1, 2017, the company adopted ASU No. 2016-16 Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory issued by the FASB which allows the recognition of deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. The new guidance has been applied on a modified retrospective basis through a cumulative-effect adjustment directly to accumulated deficit. At January 1, 2017, the adjustment to accumulated deficit was an increase of $4.4 million.
Effective January 1, 2017, the company adopted ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), issued by the FASB which clarifies the treatment of several cash flow categories. In addition, the guidance also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The company previously reported premium payments on and proceeds from the settlement of corporate-owned life insurance policies as cash flows from operating activities in the company’s consolidated statement of cash flows. Under the new guidance, these amounts were reclassified to investing activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the years ended December 31, 2016 and 2015, $1.5 million and $1.1 million, respectively, were reclassified from “other assets” in operating activities to “other” in investing activities in the company’s consolidated statements of cash flows.
Effective January 1, 2017, the company adopted ASU No. 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, issued by the FASB, which changes certain aspects of accounting for share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. Additionally, the standard requires all tax-related cash flows resulting from share-based payments to be reported as operating activities on the consolidated statement of cash flows, and any cash payments made to taxing authorities on an employee’s behalf as financing activities, which the company previously reported as operating activities. The new guidance has been applied on a retrospective basis whereby prior-period financial statements have been adjusted to reflect the application of the new guidance, as required by the FASB. For the years ended December 31, 2016 and 2015, $0.4 million and $0.8 million, respectively, were reclassified from “accounts payable and other accrued liabilities” in operating activities to “other” in financing activities in the company’s consolidated statements of cash flows.
Accounting Pronouncements Not Yet Adopted
In March 2017, the FASB issued ASU No. 2017-07 Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. The other components of net periodic benefit cost will be presented separately from the line items that include service cost and outside the subtotal of operating income. This update is effective for annual periods beginning after December 15, 2017, which for the company is January 1, 2018. Adoption of this new guidance will result in the reclassification of net periodic benefit cost, other than service costs ($92.5 million and $81.6 million for the years ended December 31, 2017 and 2016, respectively), from operating income to non-operating income. There will be no overall impact on the company’s consolidated financial position.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, loans and other financial instruments. This update is effective for annual periods beginning after December 15, 2019, with earlier adoption permitted. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets, referred to as lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The standard is effective for annual reporting periods beginning after December 15, 2018, with earlier adoption permitted. The company will adopt the new guidance on January 1, 2019, and is currently evaluating the impact of the adoption on its consolidated results of operations and financial position.
In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606), which establishes principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows from a contract with a customer. The standard, and its various amendments, is effective for annual reporting periods beginning after December 15, 2017, which for the company is January 1, 2018. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The new standard would require the company to recognize revenue for certain transactions, including extended payment term software licenses and short-term software licenses, sooner than the current rules would allow and require the company to recognize software license extensions and renewals (the most significant impact upon adoption), later than the current rules would allow. The standard also requires significantly expanded disclosure requirements. The company will adopt the standard on January 1, 2018 using the modified retrospective method. The company does not believe there will be a material impact to its consolidated financial position upon adoption.
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
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $109.4 million and $98.0 million at December 31, 2017 and 2016, respectively.
As of December 31, 2017, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2018	$45.5
2019	25.8
2020	16.3
2021	10.8
2022	9.7
Thereafter	19.1
Total	$127.2
Unearned income, which is deducted from accounts receivable, was $12.5 million and $7.0 million at December 31, 2017 and 2016, respectively. The allowance for doubtful accounts, which is reported as a deduction from accounts receivable, was $22.0 million and $22.8 million at December 31, 2017 and 2016, respectively. The provision for doubtful accounts, which is reported in selling, general and administrative expenses in the consolidated statements of income, was expense of $3.1 million, $2.2 million and $3.0 million, in 2017, 2016 and 2015, respectively.

Note 7 — Income taxes
Following is the total income (loss) before income taxes and the provision for income taxes for the three years ended December 31, 2017.

Year ended December 31,	2017	2016	2015
Income (loss) before income taxes
United States	$(152.7)	$(88.3)	$(130.6)
Foreign	80.6	108.8	71.8
Total income (loss) before income taxes	$(72.1)	$20.5	$(58.8)
Provision for income taxes
Current
United States	$(42.8)	$6.7	$1.0
Foreign	33.9	47.7	42.2
State and local	—	—	0.3
Total	(8.9)	54.4	43.5
Deferred
Foreign	3.4	2.8	0.9
Total (benefit) provision for income taxes	$(5.5)	$57.2	$44.4

Following is a reconciliation of the (benefit) provision for income taxes at the United States statutory tax rate to the provision for income taxes as reported:

Year ended December 31,	2017	2016	2015
United States statutory income tax provision (benefit)	$(25.2)	$7.2	$(20.6)
Income and losses for which no provision or benefit has been recognized	70.3	65.5	69.1
Foreign rate differential and other foreign tax expense	(11.3)	(21.1)	(15.9)
Income tax withholdings	16.8	22.8	12.5
Permanent items	(3.0)	(4.7)	(1.9)
Enacted rate changes	(0.4)	3.5	9.1
Change in uncertain tax positions	2.3	0.4	1.5
Change in valuation allowances due to changes in judgment	(4.6)	(16.4)	(5.4)
Income tax credits, U.S.	(50.4)	—	(4.0)
(Benefit) provision for income taxes	$(5.5)	$57.2	$44.4
The TCJA was enacted by the U.S. on December 22, 2017. The TCJA eliminates the corporate Alternative Minimum Tax (“AMT”) beginning in 2018, and also provides for refunds of all remaining AMT credits. Consequently, the company recorded a benefit of $50.4 million in 2017. Of this total, $9.1 million was received in 2017, and approximately $7.2 million will be received in 2018 under Internal Revenue Code section 168(k)(4) of the prior tax law. The remainder, $34.1 million, will be refundable under the TCJA between 2019 and 2022.
The 2016 and 2015 provision for income taxes included $3.5 million and $9.1 million due to a reduction in the UK income tax rate. The rate reductions were enacted in the third quarter of 2016 and the fourth quarter of 2015 and reduced the rate from 18% to 17% and from 20% to 18% effective April 1, 2020 and 2017, respectively.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

As of December 31,	2017	2016
Deferred tax assets
Tax loss carryforwards	$837.6	$889.6
Postretirement benefits	437.7	728.9
Foreign tax credit carryforwards	127.0	317.6
Other tax credit carryforwards	29.1	91.4
Deferred revenue	40.9	81.0
Employee benefits and compensation	35.2	49.1
Purchased capitalized software	22.2	32.6
Depreciation	24.5	28.3
Warranty, bad debts and other reserves	5.3	16.1
Capitalized costs	3.1	10.9
Other	39.3	27.7
	1,601.9	2,273.2
Valuation allowance	(1,441.1)	(2,084.6)
Total deferred tax assets	$160.8	$188.6
Deferred tax liabilities
Capitalized research and development	$24.3	$20.3
Other	25.8	28.4
Total deferred tax liabilities	$50.1	$48.7
Net deferred tax assets	$110.7	$139.9
The TCJA reduced the U.S. federal tax rate from 35% to 21% effective in 2018. This rate decrease resulted in a remeasurement of U.S. deferred tax balances in 2017, with no net financial statement impact due to the valuation allowance recorded against all U.S. deferred tax assets.
At December 31, 2017, the company has tax effected U.S. Federal ($319.5 million), state and local ($250.7 million), and foreign ($267.4 million) tax loss carryforwards, the total of which is $837.6 million. These carryforwards will expire as follows: 2018, $5.3; 2019, $7.3; 2020, $28.5; 2021, $14.5; 2022, $114.0; and $668.0 thereafter. The company also has available tax credit carryforwards of $127.0 million, which will expire as follows: 2018, $10.1; 2019, $10.2; 2020, $20.9; 2021, $8.7; 2022, $7.7; and $69.4 thereafter.
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
Under U.S. tax law effective through December 31, 2017, undistributed earnings of foreign subsidiaries were generally taxable upon repatriation to the U.S. shareholder. Under the TCJA, effective January 1, 2018, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation. As a part of the transition to this new participation exemption system of taxation, the TCJA requires a transition tax to be paid on the net accumulated post-1986 undistributed earnings of foreign subsidiaries. The company has determined that, due to accumulated deficits of foreign subsidiaries offsetting the accumulated earnings of foreign subsidiaries, the company will not incur a transition tax.
With this change in U.S. taxation of earnings of foreign subsidiaries under the TCJA, future distributions of earnings from foreign subsidiaries will generally be exempt from U.S. taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As the company currently intends to indefinitely reinvest the earnings of certain foreign subsidiaries, no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries. The unrecognized deferred income tax liability at December 31, 2017 approximated $21.5 million.
While subsequent to 2017, the U.S. will not generally tax distributions from foreign subsidiaries, the TCJA introduced a tax on GILTI. Beginning in 2018, U.S. taxable income will include GILTI, which essentially includes net foreign subsidiaries’ earnings above a routine 10% return on their aggregate specified tangible assets. The company has made an accounting policy election to treat the GILTI as a period cost when included in U.S. taxable income, and consequently GILTI has no impact on the 2017 financial statements.

Cash paid for income taxes, net of refunds, during 2017, 2016 and 2015 was $34.3 million, $46.4 million and $59.7 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2017	2016	2015
Balance at January 1	$35.8	$27.7	$35.0
Additions based on tax positions related to the current year	4.2	2.7	3.4
Changes for tax positions of prior years	(11.2)	12.0	(4.0)
Reductions as a result of a lapse of applicable statute of limitations	(2.7)	(2.8)	(3.4)
Settlements	(0.2)	(0.1)	(0.9)
Changes due to foreign currency	2.0	(3.7)	(2.4)
Balance at December 31	$27.9	$35.8	$27.7
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income. At December 31, 2017 and 2016, the company had an accrual of $2.3 million and $1.2 million, respectively, for the payment of penalties and interest.
At December 31, 2017, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may significantly change; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Several U.S. state and foreign income tax audits are in process. The company is under an audit in India, for which years prior to 2006 are closed. For the most significant jurisdictions outside the U.S., the audit periods through 2012 are closed for Brazil, and the audit periods through 2013 are closed for the United Kingdom. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (“Tax Attributes”), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). The company has determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in February 2011. Any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2017 is approximately $416.0 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.
Note 8 — Properties
Properties comprise the following:

As of December 31,	2017	2016
Land	$2.8	$2.7
Buildings	91.3	88.2
Machinery and office equipment	601.7	591.7
Internal-use software	157.4	145.9
Rental equipment	45.6	58.1
Total properties	$898.8	$886.6

Note 9 — Debt
Long-term debt is comprised of the following:

As of December 31,	2017	2016
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $10.4 million at December 31, 2017)	$429.6	$—
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $27.2 million and $34.4 million at December 31, 2017 and 2016, respectively)	186.3	179.1
6.25% senior notes	—	94.7
Capital leases	7.5	10.1
Other debt	21.3	16.1
Total	644.7	300.0
Less – current maturities	10.8	106.0
Total long-term debt	$633.9	$194.0

Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt as of December 31, 2017 and 2016.

As of December 31,	2017	2016
10.75% senior secured notes due April 15, 2022(a)	$492.8	$—
5.50% convertible senior notes due March 1, 2021	237.9	379.8
6.25% senior notes(b)	—	97.8
(a) Issued in April 2017
(b) Retired in April 2017
Maturities of long-term debt, including capital leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Capital Leases
2018	$10.8	$8.2	$2.6
2019	1.4	—	1.4
2020	2.3	0.9	1.4
2021	189.5	188.1	1.4
2022	432.3	431.5	0.8
Thereafter	8.4	8.4	—
Total	$644.7	$637.1	$7.6
Cash paid for interest during 2017, 2016 and 2015 was $39.9 million, $22.1 million and $14.4 million, respectively. Capitalized interest expense during 2017, 2016 and 2015 was $4.2 million, $3.0 million and $3.1 million, respectively.
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
The Notes pay interest semiannually on April 15 and October 15, commencing on October 15, 2017, at an annual rate of 10.75%, and will mature on April 15, 2022, unless earlier repurchased or redeemed.
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
On May 8, 2017, the company redeemed all of its then outstanding 6.25% senior notes due 2017. As a result of this redemption, the company recognized a charge of $1.5 million in “Other income (expense), net” in the second quarter of 2017, which is comprised of $1.3 million of premium and expenses paid and $0.2 million for the write-off of unamortized discount and fees related to the portion of the notes redeemed.
In 2016, the company issued $213.5 million aggregate principal amount of Convertible Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% (or 9.5% effective interest rate) per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year, beginning on September 1, 2016. The 2021 Notes are not redeemable prior to maturity and are convertible into shares of the company’s common stock. The conversion rate for the 2021 Notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the 2021 Notes (or a total amount of 21,867,716 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election.
In connection with the issuance of the 2021 Notes, the company also paid $27.3 million to enter into privately negotiated capped call transactions with the initial purchasers and/or affiliates of the initial purchasers. The capped call transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the company’s common stock that will initially underlie the 2021 Notes. The capped call transactions will effectively raise the conversion premium on the 2021 Notes from approximately 22.5% to approximately 60%, which raises the initial conversion price from approximately $9.76 per share of common stock to approximately $12.75 per share of common stock. The capped call transactions are expected to reduce potential dilution to the company’s common stock and/or offset potential cash payments the company is required to make in excess of the principal amount upon any conversion of the 2021 Notes.

Interest expense related to the 2021 Notes(a) is comprised of the following:

Year ended December 31,	2017	2016
Contractual interest coupon	$11.8	$9.2
Amortization of debt discount	6.0	4.3
Amortization of debt issuance costs	1.2	1.0
Total	$19.0	$14.5
(a)Issued in 2016
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2017, the company had no borrowings and $4.7 million of letters of credit outstanding, and availability under the facility was $110.5 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the Notes unless, by such date, such secured notes have not been redeemed or refinanced.
The credit facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the credit facility.
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
At December 31, 2017, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions.
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed above. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
The company’s anticipated future cash expenditures include anticipated contributions to its defined benefit pension plans. The company believes that it has adequate sources of liquidity to meet its expected 2018 cash requirements.
Note 10 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2017	2016
Payrolls and commissions	$120.2	$110.6
Cost reduction	87.7	21.2
Accrued vacations	42.8	47.1
Taxes other than income taxes	29.1	25.4
Income taxes	26.0	35.3
Postretirement	18.5	19.3
Accrued interest	13.8	6.1
Other	53.4	84.2
Total other accrued liabilities	$391.5	$349.2

Note 11 — Rental expense and commitments
Rental expense and income from subleases for the three years ended December 31, 2017 were as follows:

Year ended December 31,	2017	2016	2015
Rental expense, less income from subleases	$71.7	$77.4	$80.6
Income from subleases	$4.4	$7.8	$9.1
Minimum net rental commitments under noncancelable operating leases, including idle leases, outstanding at December 31, 2017, substantially all of which relate to real properties, were as follows:

Year
2018	$47.4
2019	41.3
2020	32.9
2021	21.5
2022	16.2
Thereafter	39.4
Total	$198.7
Such rental commitments have been reduced by minimum sublease rentals of $7.2 million, due in the future under noncancelable subleases.
At December 31, 2017, the company had outstanding standby letters of credit and surety bonds totaling approximately $318 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2017, the company had deposits and collateral of approximately $14 million in other long-term assets, principally related to tax contingencies in Brazil.
Note 12 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2017 and 2016, the notional amount of these contracts was $514.0 million and $428.9 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of December 31, 2017 and 2016.

As of December 31,	2017		2016
Balance Sheet Location
Prepaid expenses and other current assets	$4.9		$2.4
Other accrued liabilities	1.6		1.9
Total fair value	$3.3	0.5	$0.5

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three years ended December 31, 2017.

Year Ended December 31,	2017	2016	2015
Statement of Income Location
Other income (expense), net	$27.5	$(29.1)	$15.6
Financial instruments also include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2017 and 2016, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates market value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2017 and 2016, the company had no significant concentrations of credit risk with any one customer. At December 31, 2017 and 2016, the company had $75.8 million and $74.0 million, respectively, of receivables due from various U.S. federal governmental agencies. At December 31, 2017 and 2016, the carrying amount of cash and cash equivalents approximated fair value.
Note 13 — Foreign currency
During the years ended December 31, 2017, 2016 and 2015, the company recognized foreign exchange gains (losses) in “Other income (expense), net” in its consolidated statements of income of $(9.9) million, $2.3 million and $8.1 million, respectively. The year ended December 31, 2017 also includes $11.8 million of net foreign currency losses related to exiting foreign countries in connection with the company’s restructuring plan.
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
In April 2007, the Ministry of Justice of Belgium sued Unisys Belgium SA-NV, a Unisys subsidiary (“Unisys Belgium”), in the Court of First Instance of Brussels. The Belgian government had engaged the company to design and develop software for a computerized system to be used to manage the Belgian court system. The Belgian State terminated the contract and in its lawsuit has alleged that the termination was justified because Unisys Belgium failed to deliver satisfactory software in a timely manner. It claims damages of approximately €28.0 million. Unisys Belgium filed its defense and counterclaim in April 2008, in the amount of approximately €18.5 million. The company believes it has valid defenses to the claims and contends that the Belgian State’s termination of the contract was unjustified.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2017, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $135.0 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2017, it has adequate provisions for any such matters.

Note 15 — Segment information
The company has two business segments: Services and Technology. Revenue classifications within the Services and Technology segment are as follows:

•
Cloud and infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.

•
Application services. This represents revenue from helping clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.

•
Business process outsourcing (“BPO”) services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.

•
Technology. This represents revenue from designing and developing software and offering hardware and other related products to help clients reduce costs, improve security and flexibility and improve the efficiency of their data-center environments.

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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2017, 2016 and 2015 was $6.3 million, $0.7 million and $9.2 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. No single customer accounts for more than 10% of revenue. Revenue from various agencies of the U.S. Government, which is reported in both business segments, was approximately $571 million, $564 million and $569 million in 2017, 2016 and 2015, respectively.
Corporate assets are principally cash and cash equivalents, prepaid postretirement assets and deferred income taxes. The expense or income related to corporate assets is allocated to the business segments.
Customer revenue by classes of similar products or services, by segment, is presented below:

Year ended December 31,	2017	2016	2015
Services
Cloud & infrastructure services	$1,317.0	$1,352.9	$1,513.1
Application services	808.3	859.0	868.9
BPO services	202.9	194.4	223.6
Total Services	2,328.2	2,406.3	2,605.6
Technology	413.6	414.4	409.5
Total customer revenue	$2,741.8	$2,820.7	$3,015.1

Presented below is a reconciliation of segment operating income to consolidated income (loss) before income taxes:

Year ended December 31,	2017	2016	2015
Total segment operating income	$235.4	$208.4	$174.9
Interest expense	(52.8)	(27.4)	(11.9)
Other income (expense), net	(23.9)	0.3	8.2
Cost reduction charges(a)	(135.0)	(82.1)	(118.5)
Corporate and eliminations	(95.8)	(78.7)	(111.5)
Total income (loss) before income taxes	$(72.1)	$20.5	$(58.8)
(a) Year ended December 31, 2017 excludes $11.8 million for net foreign currency losses related to exiting foreign countries which are reported in Other income (expense), net in the consolidated statements of income.

Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2017	2016	2015
Total segment assets	$1,364.5	$1,339.0	$1,486.0
Cash and cash equivalents	733.9	370.6	365.2
Deferred income taxes	119.9	146.1	127.4
Prepaid postretirement assets	148.3	33.3	45.1
Other corporate assets	175.8	132.6	106.3
Total assets	$2,542.4	$2,021.6	$2,130.0

A summary of the company’s operations by business segment for 2017, 2016 and 2015 is presented below:

	Total	Corporate	Services	Technology
2017
Customer revenue	$2,741.8	$—	$2,328.2	$413.6
Intersegment	—	(25.9)	—	25.9
Total revenue	$2,741.8	$(25.9)	$2,328.2	$439.5
Operating income (loss)	$4.6	$(230.8)	$64.8	$170.6
Depreciation and amortization	156.5	—	84.6	71.9
Total assets	2,542.4	1,177.9	985.9	378.6
Capital expenditures	176.5	4.3	102.7	69.5
2016
Customer revenue	$2,820.7	$—	$2,406.3	$414.4
Intersegment	—	(22.6)	—	22.6
Total revenue	$2,820.7	$(22.6)	$2,406.3	$437.0
Operating income (loss)	$47.6	$(160.8)	$46.9	$161.5
Depreciation and amortization	155.6	—	81.8	73.8
Total assets	2,021.6	682.6	963.3	375.7
Capital expenditures	147.1	3.0	74.8	69.3
2015
Customer revenue	$3,015.1	$—	$2,605.6	$409.5
Intersegment	—	(49.0)	0.1	48.9
Total revenue	$3,015.1	$(49.0)	$2,605.7	$458.4
Operating income (loss)	$(55.1)	$(230.0)	$61.2	$113.7
Depreciation and amortization	180.1	—	104.8	75.3
Total assets	2,130.0	644.0	1,081.7	404.3
Capital expenditures	213.7	1.9	143.3	68.5

Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2017	2016	2015
Revenue
United States	$1,257.0	$1,309.3	$1,454.9
United Kingdom	315.8	348.0	375.8
Other foreign	1,169.0	1,163.4	1,184.4
Total Revenue	$2,741.8	$2,820.7	$3,015.1
Properties, net
United States	$85.8	$91.4	$96.9
United Kingdom	16.7	15.1	18.8
Other foreign	40.0	38.8	38.1
Total Properties, net	$142.5	$145.3	$153.8
Outsourcing assets, net
United States	$81.1	$105.1	$119.4
United Kingdom	89.9	39.0	36.6
Other foreign	31.3	28.4	26.0
Total Outsourcing assets, net	$202.3	$172.5	$182.0
Note 16 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2017, 3.2 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2017, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost net of a forfeiture rate in selling, general and administrative expenses, and recognizes the compensation cost for only those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
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
Options have been granted to purchase the company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant, generally have a maximum duration of seven years for options issued in 2015 and later and five years for options issued before 2015, and become exercisable in annual installments over a three-year period following date of grant.
During the years ended December 31, 2017, 2016 and 2015, the company recognized $11.2 million, $9.5 million and $9.4 million of share-based compensation expense, which is comprised of $10.1 million, $7.5 million and $4.7 million of restricted stock unit expense and $1.1 million, $2.0 million and $4.7 million of stock option expense, respectively.
For stock options, the fair value is estimated at the date of grant using a Black-Scholes option pricing model. Principal assumptions used are as follows: (a) expected volatility for the company’s stock price is based on historical volatility and implied market volatility, (b) historical exercise data is used to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding, and (c) the risk-free interest rate is the rate on zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. The company recognizes compensation expense for the fair value of stock options, which have graded vesting, on a straight-line basis over the requisite service period of the awards. The compensation expense recognized as of any date must be at least equal to the portion of the grant-date fair value that is vested at that date.

There were no grants of stock option awards for the year ended December 31, 2017.
The fair value of stock option awards granted in 2016 and 2015 was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values as follows:

Year Ended December 31,	2016	2015
Weighted-average fair value of grant	$4.53	$8.92
Risk-free interest rate	1.29%	1.28%
Expected volatility	51.30%	45.46%
Expected life of options in years	4.90	4.92
Expected dividend yield	—	—
A summary of stock option activity for the year ended December 31, 2017 follows (shares in thousands):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($ in millions)
Outstanding at December 31, 2016	2,099	$25.41
Granted	—	—
Exercised	(1)	10.65
Forfeited and expired	(340)	20.59
Outstanding at December 31, 2017	1,758	26.35	1.56	$—
Expected to vest at December 31, 2017	198	23.20	3.42	$—
Exercisable at December 31, 2017	1,558	26.76	1.33	$—
The aggregate intrinsic value represents the total pretax value of the difference between the company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money stock options that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The intrinsic value of the company’s stock options changes based on the closing price of the company’s stock. The total intrinsic value of options exercised for the year ended December 31, 2017 was immaterial, and for the years ended December 31, 2016 and 2015 was zero and $0.6 million, respectively. As of December 31, 2017, $0.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.5 years.
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
A summary of restricted stock unit activity for the year ended December 31, 2017 follows (shares in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2016	1,454	$12.68
Granted	1,042	13.85
Vested	(555)	13.31
Forfeited and expired	(253)	11.88
Outstanding at December 31, 2017	1,688	13.39
The fair value of restricted stock units is determined based on the trading price of the company’s common shares on the date of grant. The aggregate weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2017, 2016 and 2015 was $14.4 million, $12.9 million and $10.2 million, respectively. As of December 31, 2017, there was $9.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the years ended December 31, 2017, 2016 and 2015 was $7.4 million, $3.5 million and $2.1 million, respectively.
Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. Cash received from the exercise of stock options for the year ended December 31, 2017 was immaterial, and for the year ended December 31, 2016 was zero. During 2017 and 2016, the company did not recognize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units because of its tax position. Any such tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge to income related to the company match for the years ended December 31, 2017, 2016 and 2015, was $10.8 million, $10.7 million and $9.9 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge to income related to these plans was $18.5 million, $19.0 million and $21.4 million, for the years ended December 31, 2017, 2016 and 2015, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2017 and 2016, the liability to the participants of these plans was $13.4 million and $12.3 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
Retirement benefits For the company’s more significant defined benefit pension plans, including the U.S., U.K. and the Netherlands, accrual of future benefits under the plans has ceased.
The company adopted changes to a foreign defined benefit pension plan, which ended the accrual of future benefits, effective June 30, 2017. A curtailment gain of $5.4 million was recorded in 2017.
In December 2016, the company completed a lump-sum offer for eligible former associates who had a deferred vested benefit under the company’s U.S. pension plan to receive the value of their entire pension benefit in a lump-sum payment. As a result, the pension plan trust made lump sum payments to approximately 5,800 former associates of $215.9 million. In accordance with accounting guidance on settlements of a pension benefit obligation, no settlement charges were recorded as a result of this action.

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets at December 31, 2017 and 2016 follows:

	U.S. Plans		International Plans
As of December 31,	2017	2016	2017	2016
Change in projected benefit obligation
Benefit obligation at beginning of year	$4,972.0	$5,231.4	$3,076.2	$2,987.8
Service cost	—	—	5.1	7.4
Interest cost	211.3	231.3	72.8	87.8
Plan participants’ contributions	—	—	1.9	2.3
Plan amendment	—	—	(52.5)	—
Plan curtailment	—	—	(2.2)	(3.7)
Actuarial loss (gain)	177.0	87.2	(93.8)	502.2
Benefits paid	(358.7)	(577.9)	(117.1)	(110.0)
Foreign currency translation adjustments	—	—	299.3	(397.6)
Benefit obligation at end of year	$5,001.6	$4,972.0	$3,189.7	$3,076.2
Change in plan assets
Fair value of plan assets at beginning of year	$3,452.1	$3,759.4	$2,429.7	$2,496.8
Actual return on plan assets	424.0	211.8	172.3	287.7
Employer contribution	61.0	58.8	77.4	73.7
Plan participants’ contributions	—	—	1.9	2.3
Benefits paid	(358.7)	(577.9)	(117.1)	(110.0)
Foreign currency translation and other adjustments	—	—	269.7	(320.8)
Fair value of plan assets at end of year	$3,578.4	$3,452.1	$2,833.9	$2,429.7
Funded status at end of year	$(1,423.2)	$(1,519.9)	$(355.8)	$(646.5)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$—	$—	$147.4	$31.9
Other accrued liabilities	(6.8)	(6.7)	(0.2)	(0.2)
Long-term postretirement liabilities	(1,416.4)	(1,513.2)	(503.0)	(678.2)
Total funded status	$(1,423.2)	$(1,519.9)	$(355.8)	$(646.5)
Accumulated other comprehensive loss, net of tax
Net loss	$2,690.6	$2,828.8	$1,067.8	$1,144.7
Prior service credit	$(39.8)	$(42.4)	$(69.8)	$(27.7)
Accumulated benefit obligation	$5,001.6	$4,972.0	$3,188.0	$3,072.1
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2017 and 2016 follows:

As of December 31,	2017	2016
Accumulated benefit obligation	$7,151.7	$7,551.8
Fair value of plan assets	5,227.0	5,357.2
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2017 and 2016 follows:

As of December 31,	2017	2016
Projected benefit obligation	$7,153.4	$7,555.2
Fair value of plan assets	5,227.0	5,357.2

Net periodic pension cost (income) for 2017, 2016 and 2015 includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$5.1	$7.4	$8.7
Interest cost	211.3	231.3	224.1	72.8	87.8	94.1
Expected return on plan assets	(235.2)	(253.1)	(254.8)	(127.5)	(139.5)	(155.4)
Amortization of prior service credit	(2.5)	(2.5)	(2.4)	(2.4)	(3.0)	(1.9)
Recognized net actuarial loss	126.4	116.0	132.7	49.8	40.3	63.6
Curtailment gain	—	—	—	(5.4)	(2.0)	—
Net periodic pension cost (income)	$100.0	$91.7	$99.6	$(7.6)	$(9.0)	$9.1
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2017	2016	2015	2017	2016	2015
Discount rate	4.38%	4.56%	4.09%	2.34%	3.30%	3.05%
Rate of compensation increase	N/A	N/A	N/A	1.66%	1.66%	1.68%
Expected long-term rate of return on assets	6.80%	6.80%	6.80%	5.30%	5.99%	6.45%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	3.87%	4.38%	4.56%	2.24%	2.34%	3.30%
Rate of compensation increase	N/A	N/A	N/A	1.55%	1.66%	1.68%
The expected pretax amortization in 2018 of net periodic pension cost is as follows: net loss, $167.6 million; and prior service credit, $(6.3) million. The amortization of these items is recorded as an element of pension expense. In 2017, pension expense included amortization of $176.2 million of net losses and $(4.9) million of prior service credit.
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	58%	52-64%	24%	18-30%
Debt securities	36%	33-39%	60%	53-66%
Real estate	6%	3-9%	1%	0-3%
Cash	—%	0-5%	1%	0-5%
Other	—%	—%	14%	7-21%
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
The objectives of the company’s investment strategies are as follows: (a) to provide a total return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at a level of risk deemed appropriate, (b) to maximize return on assets by investing primarily in equity securities in the U.S. and for international plans by investing in appropriate asset classes, subject to the constraints of each plan design and local regulations, (c) to diversify investments within asset classes to reduce the impact of losses in single investments, and (d) for the U.S. plan to invest in compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended and any subsequent applicable regulations and laws, and for international plans to invest in a prudent manner in compliance with local applicable regulations and laws.
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
In 2018, the company expects to make cash contributions of $149.7 million to its worldwide defined benefit pension plans, which are comprised of $63.4 million primarily for international defined benefit pension plans and $86.3 million for the company’s U.S. qualified defined benefit pension plan.
As of December 31, 2017, the following benefit payments, which reflect expected future service where applicable, are expected to be paid from the defined benefit pension plans:

Year ending December 31,	U.S.	International
2018	$364.4	$98.7
2019	361.4	102.8
2020	359.3	106.9
2021	357.6	110.3
2022	355.1	117.5
2023 - 2027	1,693.6	642.5
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plan at December 31, 2017 and 2016, follows:

As of December 31,	2017	2016
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$120.1	$131.5
Service cost	0.5	0.4
Interest cost	5.6	6.2
Plan participants’ contributions	3.5	3.8
Amendments	(7.4)	(3.3)
Actuarial gain	(4.3)	(1.4)
Federal drug subsidy	0.3	1.4
Benefits paid	(15.7)	(16.9)
Foreign currency translation and other adjustments	0.6	(1.6)
Benefit obligation at end of year	$103.2	$120.1
Change in plan assets
Fair value of plan assets at beginning of year	$7.9	$7.7
Actual return on plan assets	(0.3)	(0.3)
Employer contributions	12.2	13.6
Plan participants’ contributions	3.5	3.8
Benefits paid	(15.7)	(16.9)
Fair value of plan assets at end of year	$7.6	$7.9
Funded status at end of year	$(95.6)	$(112.2)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$0.9	$1.4
Other accrued liabilities	(11.5)	(12.4)
Long-term postretirement liabilities	(85.0)	(101.2)
Total funded status	$(95.6)	$(112.2)
Accumulated other comprehensive loss, net of tax
Net loss	$14.9	$19.0
Prior service credit	(9.8)	(3.2)

Net periodic postretirement benefit cost for 2017, 2016 and 2015, follows:

Year ended December 31,	2017	2016	2015
Service cost	$0.5	$0.4	$0.6
Interest cost	5.6	6.2	6.9
Expected return on assets	(0.5)	(0.4)	(0.4)
Amortization of prior service cost	(0.7)	—	1.1
Recognized net actuarial loss	0.8	0.5	1.8
Net periodic benefit cost	$5.7	$6.7	$10.0
Weighted-average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31 were as follows:

Year ended December 31,	2017	2016	2015
Discount rate	5.53%	5.61%	5.27%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2017	2016	2015
Discount rate	5.30%	5.53%	5.61%
The expected pretax amortization in 2018 of net periodic postretirement benefit cost is as follows: net loss, $1.2 million; and prior service cost, $(1.6) million.
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2018, the company expects to contribute approximately $12 million to its postretirement benefit plan.

Assumed health care cost trend rates at December 31,	2017	2016
Health care cost trend rate assumed for next year	6.6%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.8%	4.8%
Year that the rate reaches the ultimate trend rate	2023	2023
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on service and interest cost	$0.1	$(0.1)
Effect on postretirement benefit obligation	2.0	(1.7)
As of December 31, 2017, the following benefits are expected to be paid to or from the company’s postretirement plan:

Year ending December 31,	Gross Medicare Part D Receipts	Gross Expected Payments
2018	$0.1	$12.7
2019	—	10.5
2020	—	10.0
2021	—	9.4
2022	—	8.8
2023 – 2027	—	34.4

The following provides a description of the valuation methodologies and the levels of inputs used to measure fair value, and the general classification of investments in the company’s U.S. and international defined benefit pension plans, and the company’s other postretirement benefit plan.
Level 1 – These investments include cash, common stocks, real estate investment trusts, exchange traded funds, futures and options and U.S. government securities. These investments are valued using quoted prices in an active market. Payables and receivables are also included as Level 1 investments and are valued at face value.
Level 2 – These investments include the following:
Pooled Funds – These investments are comprised of money market funds and fixed income securities. The money market funds are valued using the readily determinable fair value (“RDFV”) provided by trustees of the funds. The fixed income securities are valued based on quoted prices for identical or similar investments in markets that may not be active.
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
Certain investments are valued using net asset value (“NAV”) as a practical expedient. These investments may not be redeemable on a daily basis and may have redemption notice periods of up to 90 days. These investments include the following:
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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2017.

	U.S. Plans				International Plans
As of December 31, 2017	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$1,465.1	$1,461.9	$3.2	$—	$—	$—	$—	$—
Commingled Funds	584.4		584.4		84.0		84.0
Debt Securities
U.S. Govt. Securities	139.8	139.8
Other Fixed Income	830.6		830.6		254.1	2.6	251.5
Insurance Contracts					135.8			135.8
Commingled Funds					267.5		267.5
Real Estate
Real Estate Investment Trusts	113.5	113.5			1.4	0.4	1.0
Other
Derivatives	2.6	13.1	(10.5)		1.2		1.2
Commingled Funds					357.1		357.1
Pooled Funds	228.0		228.0		29.2		29.2
Cash	34.8	34.8			25.1	25.1
Receivables	58.1	58.1			19.9	19.9
Payables	(116.7)	(116.7)			(1.5)	(1.5)
Total plan assets in fair value hierarchy	$3,340.2	$1,704.5	$1,635.7	$—	$1,173.8	$46.5	$991.5	$135.8
Plan assets measured using NAV as a practical expedient(a):
Commingled Funds
Equity	$—				$780.7
Debt	19.8				837.7
Other	105.1				25.2
Private Real Estate	112.4				16.5
Private Equity	0.9				—
Total pension plan assets	$3,578.4				$2,833.9
Other postretirement plans
Insurance Contracts	$7.6			$7.6
(a) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

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
Plan assets measured using NAV as a practical expedient(a):
Commingled Funds
Equity	$—				$726.7
Debt	18.6				640.0
Other	104.6				25.8
Private Real Estate	40.5				41.7
Private Equity	1.1				—
Total pension plan assets	$3,452.1				$2,429.7
Other postretirement plans
Insurance Contracts	$7.9			$7.9
(a) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2017.

	January 1, 2017	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2017	December 31, 2017
U.S. plans
Other postretirement plans
Insurance Contracts	$7.9	$(0.2)	$0.2	$(0.3)	$—	$7.6
International pension plans
Insurance Contracts	$116.2	$—	$10.8	$(11.4)	$20.2	$135.8
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2016.

	January 1, 2016	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2016	December 31, 2016
U.S. plans
Other postretirement plans
Insurance Contracts	$7.7	$(0.3)	$0.5	$—	$—	$7.9
International pension plans
Insurance Contracts	$120.6	$—	$4.7	$(11.0)	$1.9	$116.2

The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2017				2016
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$19.8	$—	Daily	5 days	$18.6	$—	Daily	5 days
Other	105.1	—	Monthly	5 days	104.6	—	Monthly	5 days
Private Real Estate(a)	112.4	—	Quarterly	Up to 90 days	40.5	—	Quarterly	60 days
Private Equity(b)	0.9	—			1.1	—
Total	$238.2	$—			$164.8	$—
International pension plans
Commingled Funds
Equity	$780.7	$—	Weekly, Monthly	Up to 30 days	$726.7	$—	Weekly, Monthly	Up to 90 days
Debt	837.7	—	Weekly, Biweekly, Bimonthly, Monthly	Up to 30 days	640.0	—	Weekly, Biweekly, Bimonthly, Monthly	Up to 90 days
Other	25.2	—	Monthly	Up to 30 days	25.8	—	Monthly, Quarterly	Up to 90 days
Private Real Estate	16.5	—	Monthly	Up to 90 days	41.7	—	Monthly, Quarterly	Up to 90 days
Total	$1,660.1	$—			$1,434.2	$—
(a) Includes investments in private real estate funds and limited partnerships. The funds invest in U.S. real estate and allow redemptions quarterly, though queues, restrictions, and gates may extend the period. The limited partnerships include investments in primarily U.S. real estate, and can never be redeemed. The partnerships are all currently being wound up, and are expected to make all distributions over the next three years.
(b) Includes investments in limited partnerships, which invest primarily in U.S. buyouts and venture capital. The investments can never be redeemed. The partnerships are all currently being wound up, and are expected to make all distributions over the next three years.
Note 17 — Stockholders’ equity
The company has 150 million authorized shares of common stock, par value $.01 per share, and 40 million shares of authorized preferred stock, par value $1 per share, issuable in series.
At December 31, 2017, 35.1 million shares of unissued common stock of the company were reserved for stock-based incentive plans and the company’s convertible senior notes.

Accumulated other comprehensive income (loss) as of December 31, 2017, 2016 and 2015, is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2014	$(4,113.4)	$(737.8)	$(3,375.6)
Other comprehensive income before reclassifications	346.2	(96.0)	442.2
Amounts reclassified from accumulated other comprehensive income	(178.1)	—	(178.1)
Current period other comprehensive income	168.1	(96.0)	264.1
Balance at December 31, 2015	(3,945.3)	(833.8)	(3,111.5)
Other comprehensive income before reclassifications	(64.9)	(93.3)	28.4
Amounts reclassified from accumulated other comprehensive income	(142.6)	—	(142.6)
Current period other comprehensive income	(207.5)	(93.3)	(114.2)
Balance at December 31, 2016	(4,152.8)	(927.1)	(3,225.7)
Other comprehensive income before reclassifications	506.8	121.9	384.9
Amounts reclassified from accumulated other comprehensive income	(169.8)	(11.8)	(158.0)
Current period other comprehensive income	337.0	110.1	226.9
Balance at December 31, 2017	$(3,815.8)	$(817.0)	$(2,998.8)
Amounts reclassified out of accumulated other comprehensive income for the three years ended December 31, 2017 are as follows:

Year ended December 31,	2017	2016	2015
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(a)	$(11.8)	$—	$—
Postretirement Plans:
Amortization of prior service cost(b)	5.6	5.6	3.1
Amortization of actuarial losses(b)	(174.1)	(155.2)	(189.7)
Curtailment gain(b)	5.4	2.0	—
Total before tax	(174.9)	(147.6)	(186.6)
Income tax benefit	5.1	5.0	8.5
Total reclassifications for the period	$(169.8)	$(142.6)	$(178.1)
(a) Reported in Other income (expense), net in the consolidated statements of income
(b) These items are included in net periodic postretirement cost (see Note 16).
The following table summarizes the changes in shares of common stock and treasury stock during the three years ended December 31, 2017:

	Common Stock	Treasury Stock
Balance at December 31, 2014	52.4	2.7
Stock-based compensation	0.2	—
Balance at December 31, 2015	52.6	2.7
Stock-based compensation	0.2	—
Balance at December 31, 2016	52.8	2.7
Stock-based compensation	0.6	0.2
Balance at December 31, 2017	53.4	2.9

Note 18 — Quarterly financial information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017
Revenue	$664.5	$666.2	$666.3	$744.8	$2,741.8
Gross profit	120.2	102.5	86.1	169.5	478.3
Income (loss) before income taxes	(16.8)	(42.3)	(40.4)	27.4	(72.1)
Net income (loss) attributable to Unisys Corporation common shareholders	(32.7)	(42.0)	(41.1)	50.5	(65.3)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	(0.65)	(0.83)	(0.81)	1.00	(1.30)
Diluted	(0.65)	(0.83)	(0.81)	0.76	(1.30)
2016
Revenue	$666.8	$748.9	$683.3	$721.7	$2,820.7
Gross profit	98.5	178.3	121.6	160.2	558.6
Income (loss) before income taxes	(33.2)	44.3	(15.2)	24.6	20.5
Net income (loss) attributable to Unisys Corporation common shareholders	(39.9)	21.6	(28.2)	(1.2)	(47.7)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	(0.80)	0.43	(0.56)	(0.02)	(0.95)
Diluted	(0.80)	0.36	(0.56)	(0.02)	(0.95)
In the first, second, third and fourth quarters of 2017, the company recorded pretax cost-reduction and other charges of $25.4 million, $27.5 million, $46.1 million and $47.8 million, respectively. See Note 3, “Cost reduction actions,” of the Notes to Consolidated Financial Statements.

In the first, second, third and fourth quarters of 2016, the company recorded pretax cost-reduction and other charges of $26.9 million, $10.2 million, $31.9 million and $13.1 million, respectively. See Note 3, “Cost reduction actions,” of the Notes to Consolidated Financial Statements.

The individual quarterly per-share amounts may not total to the per-share amount for the full year because of accounting rules governing the computation of earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2017, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.
Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control Over Financial Reporting
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, we identified the following deficiencies in our internal control described below.
Our risk assessment procedures over Technology revenue did not adequately identify risks and consider changes in business operations and the demands on personnel created by the efforts required to adopt the new revenue accounting pronouncement that will impact future financial reporting. As a result, the company had missing process level controls and insufficient trained personnel to operate process level controls over the measurement and recognition of multiple-element arrangements within Technology revenue.
Although no material misstatements were identified in our consolidated financial statements, these control deficiencies resulted in immaterial misstatements in the preliminary consolidated financial statements as of and for the year ended December 31, 2017 related to Technology revenue and deferred revenue that were corrected. However, the control deficiencies create a reasonable possibility that a material misstatement in the company’s consolidated financial statements will not be prevented or detected on a timely basis and we concluded that our internal control over financial reporting as of December 31, 2017 was not effective due to a material weakness in internal control.

KPMG LLP, an independent registered public accounting firm, has audited the company’s financial statements in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse opinion on the effectiveness of the company’s internal control over financial reporting as of December 31, 2017, which is included in this Annual Report on Form 10-K on page 36.

Remediation Plan
Management is actively remediating the identified material weakness, and has identified the following remediation steps:

•	The company will add personnel with an appropriate level of U.S. GAAP revenue recognition knowledge and experience by hiring additional personnel or by internal realignment.

•	Additional revenue recognition training will be provided to responsible staff.

•	Implementation of enhanced procedures whereby a comprehensive review will be performed for a sample of low dollar Technology transactions.

•	Enhanced processes to review all major multiple-element transactions will be implemented.
•Data elements that support enhanced analytics and controls will be added to the revenue recognition process.

•	The company will continue to supplement existing revenue recognition resources with consultants where necessary.

Changes in Internal Control over Financial Reporting
Except for the identification of the material weakness described above, there have been no changes in internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”):

•	Information regarding our directors is set forth under the heading “Information Regarding Nominees.”

•	Information regarding the Unisys Code of Ethics and Business Conduct is set forth under the heading “Code of Ethics and Business Conduct.”

•	Information regarding our audit and finance committee and audit committee financial experts is set forth under the heading “Committees.”

•	Information regarding compliance with Section 16(a) is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding our director nomination process is set forth under the heading “Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is set forth under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading “EQUITY COMPENSATION PLAN INFORMATION.”

•
Information regarding the security ownership of certain beneficial owners, directors and executive officers is set forth under the heading “SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following information is incorporated herein by reference to the Proxy Statement:

•	Information regarding transactions with related persons is set forth under the heading “Related Party Transactions.”

•	Information regarding director independence is set forth under the heading “Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning fees and services of the company’s principal accountants is set forth under the heading “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Unisys Corporation’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Unisys Corporation’s consolidated financial statements are found on page 32 on this report. Schedule II, Valuation and Qualifying Accounts, is found on page 81 on this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
2. Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8–K filed on April 28, 2011)

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

3.4	By-Laws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015)

4.1
Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2
Indenture, dated as of March 15, 2016, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016)

4.3
Indenture, dated as of April 17, 2017, among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on April 17, 2017)

10.1
Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2
Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3
Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4
2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except as otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5
Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6
Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7
Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.8
Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9
Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

10.10
Unisys Corporation 2016 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.11	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.12	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.13	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.14	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.15	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

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

10.24	Amendment 2017-1 to the Unisys Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.25
Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.26
Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.27
Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.28
Security Agreement dated as of April 17, 2017 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017)

10.29
Collateral Trust Agreement dated as of April 17, 2017 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 17, 2017)

10.30
Credit Agreement dated as of October 5, 2017 by and among Unisys Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

10.31
Security Agreement dated as of October 5, 2017 by Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

10.32
Intercreditor Agreement dated as of October 5, 2017 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

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
Peter A. Altabef
President and Chief Executive Officer
Date: March 12, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2018.

	/s/ Peter A. Altabef	*Denise K. Fletcher
	Peter A. Altabef	Denise K. Fletcher Director
Director, President and Chief Executive Officer
(principal executive officer)

	/s/ Inder M. Singh	*Philippe Germond
	Inder M. Singh	Philippe Germond
	Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

	/s/ Michael M. Thomson	*Deborah Lee James
	Michael M. Thomson	Deborah Lee James
	Vice President and Corporate Controller	Director
(principal accounting officer)

	*Jared L. Cohon	*Paul E. Martin
	Jared L. Cohon	Paul E. Martin
	Director	Director

	*Alison Davis	*Lee D. Roberts
	Alison Davis	Lee D. Roberts
	Director	Director

	*Nathaniel A. Davis	*Paul E. Weaver
	Nathaniel A. Davis	Paul E. Weaver
	Director	Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (a)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended December 31, 2015	$30.1	$3.0	$(12.0)	$21.1
Year Ended December 31, 2016	$21.1	$2.2	$(0.5)	$22.8
Year Ended December 31, 2017	$22.8	$3.1	$(3.9)	$22.0

(a)	Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.