Form 10-Q
period 2018-03-31
UNISYS CORP
filed 2018-05-02
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of March 31, 2018: 50,964,531.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue
Services	$568.5	$585.3
Technology	139.9	79.2
	708.4	664.5
Costs and expenses
Cost of revenue:
Services	470.9	486.4	*
Technology	36.3	39.5	*
	507.2	525.9	*
Selling, general and administrative	90.9	105.0	*
Research and development	8.5	11.8	*
	606.6	642.7	*
Operating income	101.8	21.8	*
Interest expense	16.6	5.7
Other income (expense), net	(22.6)	(32.9	)*
Income (loss) before income taxes	62.6	(16.8)
Provision for income taxes	20.9	12.9
Consolidated net income (loss)	41.7	(29.7)
Net income attributable to noncontrolling interests	1.1	3.0
Net income (loss) attributable to Unisys Corporation	$40.6	$(32.7)
Earnings (loss) per share attributable to Unisys Corporation
Basic	$0.80	$(0.65)
Diluted	$0.62	$(0.65)
See notes to consolidated financial statements
*Amounts were changed to conform to the current-year presentation. See Note 3.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended March 31,
	2018	2017
Consolidated net income (loss)	$41.7	$(29.7)
Other comprehensive income:
Foreign currency translation	(5.1)	31.1
Postretirement adjustments, net of tax of $1.0 in 2018 and $(1.0) in 2017	39.0	22.4
Total other comprehensive income	33.9	53.5
Comprehensive income	75.6	23.8
Less comprehensive income attributable to noncontrolling interests	(2.3)	(3.2)
Comprehensive income attributable to Unisys Corporation	$73.3	$20.6
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$656.4	$733.9
Accounts receivable, net	492.5	503.3
Contract assets	46.4	—
Inventories:
Parts and finished equipment	11.5	13.6
Work in process and materials	10.7	12.5
Prepaid expenses and other current assets	115.3	126.2
Total current assets	1,332.8	1,389.5
Properties	906.6	898.8
Less-Accumulated depreciation and amortization	769.7	756.3
Properties, net	136.9	142.5
Outsourcing assets, net	213.4	202.3
Marketable software, net	142.6	138.3
Prepaid postretirement assets	157.3	148.3
Deferred income taxes	116.0	119.9
Goodwill	181.0	180.8
Restricted cash	26.6	30.2
Other long-term assets	207.1	190.6
Total assets	$2,513.7	$2,542.4
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$10.6	$10.8
Accounts payable	214.5	241.8
Deferred revenue	324.8	327.5
Other accrued liabilities	344.4	391.5
Total current liabilities	894.3	971.6
Long-term debt	636.2	633.9
Long-term postretirement liabilities	1,973.2	2,004.4
Long-term deferred revenue	184.9	159.0
Other long-term liabilities	95.9	100.0
Commitments and contingencies
Deficit:
Common stock, shares issued:
2018; 54.1, 2017; 53.4	0.5	0.5
Accumulated deficit	(1,943.9)	(1,963.1)
Treasury stock, shares at cost:
2018; 3.1, 2017; 2.9	(104.8)	(102.7)
Paid-in capital	4,530.0	4,526.4
Accumulated other comprehensive loss	(3,783.1)	(3,815.8)
Total Unisys stockholders’ deficit	(1,301.3)	(1,354.7)
Noncontrolling interests	30.5	28.2
Total deficit	(1,270.8)	(1,326.5)
Total liabilities and deficit	$2,513.7	$2,542.4
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Consolidated net income (loss)	$41.7	$(29.7)
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Foreign currency transaction losses	3.3	5.3
Non-cash interest expense	2.6	2.0
Employee stock compensation	4.0	3.7
Depreciation and amortization of properties	11.2	10.1
Depreciation and amortization of outsourcing assets	16.1	12.9
Amortization of marketable software	14.7	15.7
Other non-cash operating activities	(0.9)	(1.1)
Loss on disposal of capital assets	0.2	3.8
Postretirement contributions	(30.9)	(31.7)*
Postretirement expense	19.3	26.2 *
Decrease in deferred income taxes, net	6.0	2.2
Changes in operating assets and liabilities:
Receivables, net	(28.0)	0.1
Inventories	0.8	0.1
Accounts payable and other accrued liabilities	(130.1)	(50.0)
Other liabilities	21.2	(9.2)*
Other assets	(1.4)	(1.4)
Net cash used for operating activities	(50.2)	(41.0)
Cash flows from investing activities
Proceeds from investments	1,222.7	1,218.9
Purchases of investments	(1,208.7)	(1,211.5)
Investment in marketable software	(19.0)	(13.8)
Capital additions of properties	(5.1)	(8.5)
Capital additions of outsourcing assets	(24.4)	(12.9)
Other	(0.4)	(0.3)
Net cash used for investing activities	(34.9)	(28.1)
Cash flows from financing activities
Payments of long-term debt	(0.7)	(0.7)
Other	(2.1)	(2.1)
Net cash used for financing activities	(2.8)	(2.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.8	6.3
Decrease in cash, cash equivalents and restricted cash	(81.1)	(65.6)
Cash, cash equivalents and restricted cash, beginning of period	764.1	401.1
Cash, cash equivalents and restricted cash, end of period	$683.0	$335.5
See notes to consolidated financial statements
*Amounts were changed to conform to the current-year presentation. See Note 3.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)

Note 1 - Basis of Presentation
The accompanying consolidated financial statements and footnotes of Unisys Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows for the interim periods specified. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) field with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
As described in Note 3, effective January 1, 2018 the company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method. The company’s updated accounting policy on revenue recognition is described in Note 2 and in “Critical accounting policies and estimates update” in Item 2 of this Form 10-Q.
Note 2 - Summary of Significant Accounting Policies
As described in Note 3, effective January 1, 2018 the company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method. See below for the company’s updated revenue recognition accounting policy.
Revenue recognition
Revenue is recognized at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods and services to a customer. The company determines revenue recognition using the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the company satisfies a performance obligation.
Revenue excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the company from a customer (e.g., sales, use and value added taxes). Revenue includes payments for shipping and handling activities.
At contract inception, the company assesses the goods and services promised in a contract with a customer and identifies as a performance obligation each promise to transfer to the customer either: (1) a good or service (or a bundle of goods or services) that is distinct or (2) a series of distinct goods or services that are substantially the same and that have the same pattern of transfer to the customer. The company recognizes revenue only when it satisfies a performance obligation by transferring a promised good or service to a customer.

The company must apply its judgment to determine the timing of the satisfaction of performance obligations as well as the transaction price and the amounts allocated to performance obligations including estimating variable consideration, adjusting the consideration for the effects of the time value of money and assessing whether an estimate of variable consideration is constrained.
Revenue from hardware sales is recognized upon the transfer of control to a customer, which is defined as an entity’s ability to direct the use of and obtain substantially all of the remaining benefits of an asset.
Revenue from software licenses is recognized at the inception of either the initial license term or the inception of an extension or renewal to the license term.
Revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term.
Revenue from equipment and software maintenance and post-contract support is recognized on a straight-line basis as earned over the terms of the respective contracts. Cost related to such contracts is recognized as incurred.
Revenue and profit under systems integration contracts are recognized over time as the company transfers control of goods or services. The company measures its progress toward satisfaction of its performance obligations using the cost-to-cost method, or when services have been performed, depending on the nature of the project. For contracts accounted for using the cost-to-cost method, revenue and profit recognized in any given accounting period are based on estimates of total projected contract costs. The estimates are continually reevaluated and revised, when necessary, throughout the life of a contract. Any adjustments to revenue and profit resulting from changes in estimates are accounted for in the period of the change in estimate. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident.
Revenue from time and materials service contracts and outsourcing contracts is recognized as the services are provided using either an objective measure of output or on a straight-line basis over the term of the contract.
The company also enters into multiple-element arrangements, which may include any combination of hardware, software or services. For example, a client may purchase an enterprise server that includes operating system software. In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance for service of the hardware. These arrangements consist of multiple performance obligations, with control over hardware and software transferred in one reporting period and the software support and hardware maintenance services performed across multiple reporting periods. In another example, the company may provide desktop managed services to a client on a long-term multiple-year basis and periodically sell hardware and license software products to the client. The services are provided on a continuous basis across multiple reporting periods and control over the hardware and software products occurs in one reporting period. To the extent that a performance obligation in a multiple-deliverable arrangement is subject to specific guidance, that performance obligation is accounted for in accordance with such specific guidance. An example of such an arrangement may include leased assets which are subject to specific leasing accounting guidance.
In multiple-element arrangements, the company allocates the total transaction price to be earned under the arrangement among the various performance obligations in proportion to their standalone selling prices (relative standalone selling price basis). The standalone selling price for a performance obligation is the price at which the company would sell a promised good or service separately to a customer.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Many of the company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The primary methods used to estimate standalone selling price are as follows: (1) the expected cost plus margin approach, under which the company forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that distinct good or service and (2) the percent discount off of list price approach.
In the Services segment, substantially all of the company’s performance obligations are satisfied over time as work progresses and therefore substantially all of the revenue in this segment is recognized over time. The company generally receives payment for these contracts over time as the performance obligations are satisfied.
In the Technology segment, substantially all of the company’s goods and services are transferred to customers at a single point in time. Revenue on these contracts is recognized when control over the product is transferred to the customer or a software license term begins. The company generally receives payment for these contracts upon signature or within 30 to 60 days.

At March 31, 2018, the company had approximately $1.5 billion of remaining performance obligations of which approximately 50% is estimated to be recognized as revenue by the end of 2019. The company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed.
The company discloses disaggregation of its customer revenue by geographic areas and by classes of similar products and services, by segment (see Note 15).
The timing of revenue recognition, billings and cash collections results in billed accounts receivables, unbilled receivables, contract assets and deferred revenue (contract liabilities). The disclosure of contract assets is a new requirement due to the adoption of Topic 606. At December 31, 2017, contract assets were included in accounts receivables, net on the company’s Consolidated Balance Sheet. At March 31, 2018, $6.0 million of long-term contract assets were included in other long-term assets on the company’s Consolidated Balance Sheet.
Significant changes during the three months ended March 31, 2018 in the above contract asset and liability balances were as follows: revenue of $104.6 million was recognized that was included in deferred revenue at December 31, 2017.
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s Consolidated Balance Sheets. At March 31, 2018 and December 31, 2017, the company had $10.1 million and $11.0 million, respectively, of deferred commissions. For the three months ended March 31, 2018, $1.7 million of amortization expense related to deferred commissions was recorded in selling, general and administrative expense in the company’s Consolidated Statement of Income.
Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in outsourcing assets, net in the company’s Consolidated Balance Sheet. The amount of such cost at March 31, 2018 and December 31, 2017 was $77.1 million and $76.0 million, respectively. These costs are amortized over the initial contract life and reported in services cost of sales. During the three months ended March 31, 2018, $3.6 million was amortized. Recoverability of these costs are subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual cash flows could differ from these estimates.
Note 3 - Accounting Standards
Accounting Pronouncements Adopted
Effective January 1, 2018, the company adopted ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost issued by the Financial Accounting Standards Board (FASB) which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost will be presented separately from the line items that include service cost and outside the subtotal of operating income. ASU No. 2017-07 allows a practical expedient that permits an entity to use amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance has been applied on a retrospective basis, using the practical expedient, whereby prior-period financial statements have been adjusted to reflect the adoption of the new guidance, as required by the FASB. For the three months March 31, 2017, $24.5 million of net periodic benefit cost, other than service costs, was reclassified from cost of revenue, selling, general and administrative expenses and research and development expenses to other income (expense), net in the company’s consolidated results of operations (see Note 5).
Effective January 1, 2018, the company adopted ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) issued by the FASB which establishes principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing and uncertainty of revenue and cash flows from a contract with a customer. Topic 606 allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. Topic 606 requires the company to recognize revenue for certain transactions, including extended payment term software licenses and short-term software licenses, sooner than the prior rules would allow and requires the company to recognize software license extensions and renewals (the most significant impact upon adoption), later than the prior rules would allow. Topic 606 also requires significantly expanded disclosure requirements. The company has adopted the standard using the modified retrospective method and applied the standard to all contracts that were not completed as of January 1, 2018. The cumulative effect of the adoption was recognized as an increase in the company’s accumulated deficit of $21.4 million on January 1, 2018.
The following table summarizes the effects of adopting this standard on the company’s consolidated financial statements as of and for the three months ended March 31, 2018.

	As Reported	Adjustments	Balances Without Adoption of Topic 606
For the three months ended March 31, 2018
Statement of Income
Revenue
Services	$568.5	$2.8	$571.3
Technology	139.9	(76.8)	63.1
Costs and expenses
Cost of revenue
Services	470.9	1.8	472.7
Technology	36.3	(0.9)	35.4
Selling, general and administrative expenses	90.9	0.2	91.1
Operating income	101.8	(75.1)	26.7
Income before income taxes	62.6	(75.1)	(12.5)
Provision for income taxes	20.9	(9.5)	11.4
Consolidated net income	41.7	(65.6)	(23.9)
Net income attributable to Unisys Corporation	40.6	(65.6)	(25.0)

As of March 31, 2018
Balance Sheet
Assets
Accounts receivable, net current	492.5	39.1	531.6
Contract assets	46.4	(46.4)	—
Inventories	22.2	(1.6)	20.6
Prepaid expenses and other current assets	115.3	1.5	116.8
Outsourcing assets, net	213.4	3.5	216.9
Deferred income taxes - long-term	116.0	1.7	117.7
Other long-term assets	207.1	(24.1)	183.0
Total assets	2,513.7	(26.3)	2,487.4
Liabilities
Deferred revenue - current	324.8	15.2	340.0
Other accrued liabilities - current	344.4	(11.8)	332.6
Long-term deferred revenue	184.9	9.0	193.9
Other long-term liabilities	95.9	5.5	101.4
Equity
Accumulated deficit	(1,943.9)	(44.2)	(1,988.1)
Total liabilities and deficit	2,513.7	(26.3)	2,487.4
Included in the technology revenue adjustments in the above table is $53.0 million of revenue from software license extensions and renewals which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Upon adoption of the new revenue recognition rules (Topic 606) on January 1, 2018, and since the company adopted Topic 606 under the modified retrospective method whereby prior periods were not restated, the company was required to include this $53.0 million in the cumulative effect adjustment to retained earnings on January 1, 2018. Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million is January 1, 2018. The company has excluded revenue and related profit for these software licenses in the above table. This is a one-time adjustment and it will not reoccur in future periods. There are additional adjustments being made in the above table, but they do not represent previously recorded revenue. Those additional adjustments represent other differences between Topic 605 and Topic 606, principally extended payment term software licenses and short-term software licenses both of which are recorded at the inception of the license term under Topic 606, but were required to be recognized ratably over the software license term under Topic 605.
Accounting Pronouncements Not Yet Adopted
In February 2018, the FASB issued ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220), which permits companies to reclassify stranded tax effects in accumulated other comprehensive income (AOCI) caused by the U.S. Tax Cuts and Jobs Act of 2017 (TCJA) to retained earnings. In addition, a company is required to disclose a description of its accounting policy for releasing income tax effects from AOCI. This update is effective for annual reporting periods beginning after December 15, 2018, with earlier adoption permitted. The new standard can be applied retrospectively, meaning it is applied to all periods in which the income tax effects of the TCJA related to items remaining in AOCI are recognized, or at the beginning of the period of adoption. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated financial position.
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
Note 4 - Cost-Reduction Actions
There were no additional cost-reduction charges recorded during the three months ended March 31, 2018; however, $2.9 million was recorded as income for changes in estimates in the current quarter.
During the three months ended March 31, 2017, the company recognized cost-reduction charges and other costs of $25.4 million. Charges related to work-force reductions were $12.5 million, principally related to severance costs, and were comprised of: (a) a charge of $0.5 million for 45 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $4.2 million for 75 employees, $8.2 million for additional benefits provided in 2017 and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.9 million comprised of $2.9 million for idle leased facilities costs, $3.3 million for contract amendment and termination costs, $1.4 million for professional fees and other expenses related to the cost-reduction effort and $5.3 million for foreign currency losses related to exiting a foreign country. The charges were recorded in the following statement of income classifications: cost of revenue – services, $8.5 million; selling, general and administrative expenses, $11.3 million; research and development expenses, $0.3 million; and other income (expense), net, $5.3 million.

Liabilities and expected future payments related to the company’s cost-reduction actions are as follows:

		Work-Force Reductions		Idle Leased Facilities Costs
	Total	U.S.	International
Balance at December 31, 2017	$117.8	$3.9	$109.6	$4.3
Payments	(16.5)	(1.7)	(14.2)	(0.6)
Changes in estimates	(2.9)	(1.2)	(1.8)	0.1
Translation adjustments	2.9	—	2.8	0.1
Balance at March 31, 2018	$101.3	$1.0	$96.4	$3.9
Expected future utilization on balance at March 31, 2018:
2018 remaining nine months	$69.4	$1.0	$67.1	$1.3
Beyond 2018	$31.9	$—	$29.3	$2.6
Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.8	$—	$0.8	$1.6	$—	$1.6
Interest cost	64.0	46.6	17.4	69.9	52.5	17.4
Expected return on plan assets	(87.2)	(57.6)	(29.6)	(89.4)	(58.8)	(30.6)
Amortization of prior service benefit	(1.5)	(0.6)	(0.9)	(1.3)	(0.6)	(0.7)
Recognized net actuarial loss	42.1	31.2	10.9	43.7	30.9	12.8
Net periodic pension expense (benefit)	$18.2	$19.6	$(1.4)	$24.5	$24.0	$0.5

(i)
Service cost is reported in cost of revenue - services and selling, general and administrative expenses. All other components of net periodic pension expense are reported in other income (expense), net in the Consolidated Statements of Income.

In 2018, the company expects to make cash contributions of approximately $150.6 million to its worldwide defined benefit pension plans, which are comprised of $86.3 million for the company’s U.S. qualified defined benefit pension plans and $64.3 million primarily for the company’s non-U.S. defined benefit pension plans. In 2017, the company made cash contributions of $138.4 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2018 and 2017, the company made cash contributions of $27.4 million and $28.9 million, respectively.
Net periodic postretirement benefit expense for the three months ended March 31, 2018 and 2017 is presented below:

	Three Months Ended March 31,
	2018	2017
Service cost(i)	$0.2	$0.1
Interest cost	1.2	1.5
Expected return on assets	(0.1)	(0.1)
Recognized net actuarial loss	0.3	0.3
Amortization of prior service benefit	(0.5)	(0.1)
Net periodic postretirement benefit expense	$1.1	$1.7

(i)
Service cost is reported in selling, general and administrative expenses. All other components of net periodic postretirement benefit expense are reported in other income (expense), net in the Consolidated Statements of Income.

The company expects to make cash contributions of approximately $12.0 million to its postretirement benefit plan in 2018 compared to $12.2 million in 2017. For the three months ended March 31, 2018 and 2017, the company made cash contributions of $3.5 million and $2.8 million, respectively.

Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2018, 2.1 million shares of unissued common stock of the company were available for granting under these plans.
As of March 31, 2018, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost net of a forfeiture rate in selling, general and administrative expenses, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the three months ended March 31, 2018 and 2017, the company recorded $4.0 million and $3.7 million of share-based compensation expense, respectively, which was comprised of $3.9 million and $3.4 million of restricted stock unit expense and $0.1 million and $0.3 million of stock option expense, respectively.
There were no grants of stock option awards during the three months ended March 31, 2018 and 2017.
A summary of stock option activity for the three months ended March 31, 2018 follows (shares in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,758	$26.35
Granted	—	—
Exercised	—	—
Forfeited and expired	(533)	23.93
Outstanding at March 31, 2018	1,225	27.41	1.94	$—
Expected to vest at March 31, 2018	20	16.83	4.38	—
Exercisable at March 31, 2018	1,204	27.59	1.89	—
Restricted stock unit awards may contain time-based units, performance-based units, total shareholder return market-based units, or a combination of these units. Each performance-based and market-based unit will vest into zero to two shares depending on the degree to which the performance or market conditions are met. Compensation expense for performance-based awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse, and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. Compensation expense for market-related awards is recognized as expense ratably over the measurement period, regardless of the actual level of achievement, provided the service requirement is met.
A summary of restricted stock unit activity for the three months ended March 31, 2018 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,688	$13.39
Granted	1,373	12.77
Vested	(696)	13.09
Forfeited and expired	(28)	12.80
Outstanding at March 31, 2018	2,337	13.15

The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2018 and 2017 was $17.3 million and $13.4 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

Three Months Ended March 31, 2018
Weighted-average fair value of grant	$15.84
Risk-free interest rate(i)	2.26%
Expected volatility(ii)	52.97%
Expected life of restricted stock units in years(iii)	2.88
Expected dividend yield	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period
As of March 31, 2018, there was $23.0 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the three months ended March 31, 2018 and 2017 was $9.1 million and $6.3 million, respectively.
Common stock issued upon lapse of restrictions on restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits upon issuance of stock upon lapse of restrictions on restricted stock units. Tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.
Note 7 - Income Taxes
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
A full valuation allowance is currently maintained for all U.S. and certain foreign deferred tax assets in excess of deferred tax liabilities. The company will record a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to such valuation allowance, except with respect to withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly depending on the geographic distribution of income.

Note 8 — Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three months ended March 31, 2018 and 2017 (shares in thousands):

	Three Months Ended March 31,
	2018	2017
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$40.6	$(32.7)
Weighted average shares	50,748	50,256
Basic earnings (loss) per common share	$0.80	$(0.65)
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$40.6	$(32.7)
Add interest expense on convertible senior notes, net of tax of zero	4.8	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$45.4	$(32.7)
Weighted average shares	50,748	50,256
Plus incremental shares from assumed conversions:
Employee stock plans	327	—
Convertible senior notes	21,868	—
Adjusted weighted average shares	72,943	50,256
Diluted earnings (loss) per common share	$0.62	$(0.65)

Anti-dilutive weighted-average stock options and restricted stock units(i)	2,044	2,355
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	—	21,868

(i)	Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 9 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2018 and December 31, 2017, the notional amount of these contracts was $557.0 million and $514.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Balance Sheet Location
Prepaid expenses and other current assets	$1.1	$4.9
Other accrued liabilities	1.1	1.6
Total fair value	$—	$3.3

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
Statement of Income Location
Other income (expense), net	$10.7	$5.7
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes due 2022	$430.2	$495.0	$429.6	$492.8
5.50% convertible senior notes due 2021	$188.2	$279.9	$186.3	$237.9
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 10 - Goodwill
At March 31, 2018, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.8 million.
Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2018 was as follows:

	Total	Services	Technology
Balance at December 31, 2017	$180.8	$72.1	$108.7
Translation adjustments	0.2	0.2	—
Balance at March 31, 2018	$181.0	$72.3	$108.7
Note 11 - Debt
Long-term debt is comprised of the following:

	March 31, 2018	December 31, 2017
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $9.8 million and $10.4 million at March 31, 2018 and December 31, 2017, respectively)	$430.2	$429.6
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $25.3 million and $27.2 million at March 31, 2018 and December 31, 2017, respectively)	188.2	186.3
Capital leases	7.7	7.5
Other debt	20.7	21.3
Total	646.8	644.7
Less – current maturities	10.6	10.8
Total long-term debt	$636.2	$633.9

See Note 9 for the fair value of the notes in the table above.

Senior Secured Notes
In 2017, the company issued $440.0 million aggregate principal amount of 10.75% Senior Secured Notes due 2022 (the “2022 Notes”). The 2022 Notes are initially fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc. (together with the Company, the “Grantors”). In the future, the 2022 Notes will be guaranteed by each material domestic subsidiary and each restricted subsidiary that guarantees the secured revolving credit facility and other indebtedness of the company or another subsidiary guarantor. The 2022 Notes and the guarantees will rank equally in right of payment with all of the existing and future senior debt of the company and the subsidiary guarantors. The 2022 Notes and the guarantees will be structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the company’s subsidiaries that are not subsidiary guarantors.
The 2022 Notes pay interest semiannually on April 15 and October 15 at an annual rate of 10.75%, and will mature on April 15, 2022, unless earlier repurchased or redeemed.
The company may, at its option, redeem some or all of the 2022 Notes at any time on or after April 15, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture governing the 2022 Notes (the “indenture”), plus accrued and unpaid interest, if any.
Prior to April 15, 2020, the company may, at its option, redeem some or all of the 2022 Notes at any time, at a price equal to 100% of the principal amount of the 2022 Notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 35% of the 2022 Notes at any time prior to April 15, 2020, using the proceeds of certain equity offerings at a redemption price of 110.75% of the principal amount thereof, plus accrued and unpaid interest, if any. In addition, the company may redeem all (but not less than all) of the 2022 Notes at any time that the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio (as such terms are described below and further defined in the indenture) at a price equal to 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest, if any.
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
The indenture also includes a covenant requiring that the company maintain a Collateral Coverage Ratio of not less than 1.50:1.00 (the “Required Collateral Coverage Ratio”) as of any test date. The Collateral Coverage Ratio is based on the ratio of (A) Grantor unrestricted cash and cash equivalents plus 4.75 multiplied by of the greater of (x) Grantor EBITDA for the most recently ended four fiscal quarters and (y) (i) the average quarterly Grantor EBITDA for the most recently ended seven fiscal quarters, multiplied by (ii) four, to (B) secured indebtedness of the Grantors. The Collateral Coverage Ratio is tested quarterly. If the Collateral Coverage Ratio is less than the Required Collateral Coverage Ratio as of any test date, and the company has not redeemed the 2022 Notes within 90 days thereafter, this will be an event of default under the indenture.
If the company experiences certain kinds of changes of control, it must offer to purchase the 2022 Notes at 101% of the principal amount of the 2022 Notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase the 2022 Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2022 Notes to be due and payable immediately.
Convertible Senior Notes
In 2016, the company issued $213.5 million aggregate principal amount of Convertible Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% (or 9.5% effective interest rate) per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year. The 2021 Notes are not redeemable prior to maturity and are convertible into shares of the company’s common stock. The conversion rate for the 2021 Notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the 2021 Notes (or a total amount of 21,867,716 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election.

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
Interest expense related to the 2021 notes for the three month periods ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Contractual interest coupon	$2.9	$2.9
Amortization of debt discount	1.6	1.5
Amortization of debt issuance costs	0.3	0.3
Total	$4.8	$4.7
Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2018, the company had no borrowings and $4.7 million of letters of credit outstanding, and availability under the facility was $113.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have not been redeemed or refinanced.
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
The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 10% of the lenders’ commitments under the facility and $15.0 million.
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
Note 12 - Commitments and Contingencies
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2018, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $137.5 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2018, it has adequate provisions for any such matters.
Note 13 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) as of December 31, 2017 and March 31, 2018 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2017	$(3,815.8)	$(817.0)	$(2,998.8)
Other comprehensive income before reclassifications	(6.0)	(5.8)	(0.2)
Amounts reclassified from accumulated other comprehensive income	38.7	—	38.7
Current period other comprehensive income	32.7	(5.8)	38.5
Balance at March 31, 2018	$(3,783.1)	$(822.8)	$(2,960.3)

Amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Translation Adjustments(i):
Adjustment for substantial completion of liquidation of foreign subsidiaries	$—	$(5.3)
Postretirement Plans(ii):
Amortization of prior service cost	(1.8)	(1.4)
Amortization of actuarial losses	41.8	43.3
Total before tax	40.0	36.6
Income tax benefit	(1.3)	(1.7)
Total reclassification for the period	$38.7	$34.9

(i)	Reported in other income (expense), net in the consolidated statements of income
(ii)	These items are included in net periodic postretirement cost (see Note 5).
Noncontrolling interests as of December 31, 2017 and March 31, 2018 are as follows:

Noncontrolling Interests
Balance at December 31, 2017	$28.2
Net income	1.1
Translation adjustments	0.8
Postretirement plans	0.4
Balance at March 31, 2018	$30.5
Note 14 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$13.6	$16.0
Interest	$6.3	$9.0
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$656.4	$733.9
Restricted cash	26.6	30.2
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$683.0	$764.1
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Restricted cash primarily consists of cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business process outsourcing joint venture agreement.

Note 15 - Segment Information
As described in Note 3, effective January 1, 2018, the company adopted the requirements of Topic 606 which resulted in an adjustment to Technology revenue and profit of $53.0 million in the first quarter of 2018. The adjustment represents revenue from software license extensions and renewals, which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million, is January 1, 2018.
Effective January 1, 2018, the company changed the grouping of certain of its classes of services. As a result, prior-periods’ customer revenue by classes of similar services have been reclassified to conform to the current-year period.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2018 and 2017 was zero and $0.1 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

A summary of the company’s operations by business segment for the three month periods ended March 31, 2018 and 2017 is presented below:

	Total		Corporate	Services	Technology
Three Months Ended March 31, 2018
Customer revenue	$708.4		$—	$568.5	$139.9
Intersegment	—		(10.0)	—	10.0
Total revenue	$708.4		$(10.0)	$568.5	$149.9
Operating income	$101.8		$2.7	$17.1	$82.0

Three Months Ended March 31, 2017
Customer revenue	$664.5		$—	$585.3	$79.2
Intersegment	—		(5.3)	—	5.3
Total revenue	$664.5		$(5.3)	$585.3	$84.5
Operating income (loss)	$21.8	*	$(18.5)*	$27.3	$13.0

*	Amounts were changed to conform to the current-year presentation. See Note 3.
Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
	2018	2017
Total segment operating income	$99.1	$40.3
Interest expense	(16.6)	(5.7)
Other income (expense), net	(22.6)	(32.9)	*
Cost-reduction charges(i)	2.9	(20.1)
Corporate and eliminations	(0.2)	1.6	*
Total income (loss) before income taxes	$62.6	$(16.8)

*	Amounts were changed to conform to the current-year presentation. See Note 3.
(i)
The three months ended March 31, 2017 excludes $5.3 million for net foreign currency losses related to exiting foreign countries which are reported in other income (expense), net in the consolidated statements of income.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,
	2018	2017
Services
Cloud & infrastructure services	$318.4	$337.4	*
Application services	192.9	199.4	*
Business process outsourcing services	57.2	48.5
	568.5	585.3
Technology	139.9	79.2
Total	$708.4	$664.5

*	Amounts were changed to conform to the current-year presentation.

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2018	2017
United States	$286.5	$333.8
United Kingdom	114.8	78.9
Other foreign	307.1	251.8
Total	$708.4	$664.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. In this discussion and analysis of the company’s financial condition and results of operations, the company has included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed under “Risk Factors” in Part I, Item 1A of the company’s 2017 Form 10-K. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Overview
As described in Note 3, effective January 1, 2018, the company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method whereby prior periods were not restated. This resulted in an adjustment to Technology revenue and profit of $53.0 million ($47.7 million, net of tax) in the first quarter of 2018. The adjustment represents revenue from software license extensions and renewals, which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million, is January 1, 2018. Upon adoption of ASU 2014-09, the company was required to include this $53.0 million in the cumulative effect adjustment to retained earnings on January 1, 2018.
For the three months ended March 31, 2018, the company reported net income attributable to Unisys Corporation of $40.6 million, or income of $0.62 per diluted share, compared with a net loss of $32.7 million, or a loss of $0.65 per diluted share for the three months ended March 31, 2017. The company’s results of operations in the current period were positively impacted by the Topic 606 adjustment as described above, lower cost-reduction charges and savings due to cost-reduction actions partially offset by an increase in interest expense.
Results of operations
Company results
Revenue for the quarter ended March 31, 2018 was $708.4 million compared with $664.5 million for the first quarter of 2017, an increase of 7% from the prior year principally due to the impact of the Topic 606 adjustment as described above. Excluding this adjustment, revenue decreased 1%. Foreign currency fluctuations had a 4 percentage-point positive impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 3% and Technology revenue increased 77% in the current quarter compared with the year-ago period with the Topic 606 adjustment primarily contributing to the Technology revenue increase. Excluding this adjustment, Technology revenue increased 10%. U.S. revenue decreased 14% in the first quarter compared with the year-ago period. International revenue increased 28% in the current quarter with all regions contributing to the increase. Without the Topic 606 adjustment, U.S. revenue decreased 16% and international revenue increased 13%. Foreign currency had a 9 percentage-point positive impact on international revenue in the three months ended March 31, 2018 compared with the three months ended March 31, 2017.
No cost-reduction charges were recorded in the three months ended March 31, 2018; however, $2.9 million was recorded as income in the current quarter for changes in estimates. During the three months ended March 31, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $25.4 million. The charges related to work-force reductions were $12.5 million, principally related to severance costs, and were comprised of: (a) a charge of $0.5 million for 45 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $4.2 million for 75 employees, $8.2 million for additional benefits provided in 2017 and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.9 million comprised of $2.9 million for idle leased facilities costs, $3.3 million for contract amendment and termination costs, $1.4 million for professional fees and other expenses related to the cost-reduction effort and $5.3 million for foreign currency losses related to exiting a foreign country. The charges were recorded in the following statement of income classifications: cost of revenue - services, $8.5 million; selling, general and administrative expenses, $11.3 million; research and development expenses, $0.3 million; and other income (expense), net, $5.3 million.
Total gross profit margin was 28.4% in the three months ended March 31, 2018 compared with 20.9% in the three months ended March 31, 2017. Included in the gross profit margin in 2017 were cost-reduction charges of $8.5 million compared with income of $3.0 million in 2018 for changes in estimates. The increase in gross profit margin excluding these charges principally reflects the impact of the Topic 606 adjustment described above and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, total gross profit margin in the first quarter of 2018 was 22.6%.
Selling, general and administrative expense in the three months ended March 31, 2018 was $90.9 million (12.8% of revenue) compared with $105.0 million (15.8% of revenue) in the year-ago period. Included in selling, general and administrative expense in 2017 were cost-reduction charges of $11.3 million compared with $0.1 million of charges for changes in estimates in 2018. The decrease in selling, general and administrative expense, excluding these charges, principally reflects benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, selling, general and administrative expense as a percentage of revenue was 13.9% in the three months ended March 31, 2018.
Research and development (R&D) expenses in the first quarter of 2018 was $8.5 million compared with $11.8 million in the first quarter of 2017.
For the three months ended March 31, 2018, postretirement expense was $19.3 million compared with postretirement expense of $26.2 million for the three months ended March 31, 2017. The change in postretirement expense in 2018 from 2017 was principally due to a lower interest cost component of postretirement expense for the company’s U.S. defined benefit pension plans. For the full year 2018, the company expects to recognize postretirement expense of approximately $72.7 million compared with $98.1 million for the full year of 2017. The company records the service cost component of postretirement income or expense in cost of revenue and selling, general and administrative expenses. All other components of postretirement income or expense is recorded in other income (expense), net in the consolidated statements of income.
For the first quarter of 2018, the company reported an operating profit of $101.8 million compared with an operating profit of $21.8 million in the first quarter of 2017. The principal items affecting the comparison of 2018 to 2017 were the Topic 606 adjustment described above, charges of $20.1 million in 2017 relating to the cost-reduction actions compared with income of $2.9 million in 2018 for changes in estimates, and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, operating profit in the first quarter of 2018 was $48.8 million.
Interest expense for the three months ended March 31, 2018 was $16.6 million compared with $5.7 million for the three months ended March 31, 2017. The increase was principally caused by the issuance of the senior secured notes due 2022 in the second quarter of 2017. See Note 11 of the Notes to Consolidated Financial Statements.
Other income (expense), net was expense of $22.6 million in the first quarter of 2018 compared with expense of $32.9 million in the first quarter of 2017. Included in 2018 was postretirement expense, excluding service cost, of $18.3 million, as described above, and foreign exchange losses of $3.7 million. The prior-year period included postretirement expense, excluding service cost, of $24.5 million, $5.3 million of foreign currency losses related to exiting foreign countries in connection with the company’s restructuring plan and $2.8 million of foreign exchange losses.
Income before income taxes for the three months ended March 31, 2018 was $62.6 million compared with a loss of $16.8 million for the three months ended March 31, 2017. The increase is principally attributed to the Topic 606 adjustment as described above, lower cost-reduction charges and savings due to cost-reduction actions partially offset by an increase in interest expense.
The provision for income taxes was $20.9 million in the current quarter compared with $12.9 million in the year-ago period. The Topic 606 adjustment contributed $5.3 million of the increase from the prior-year period to the current-year period. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net income attributable to Unisys Corporation for the three months ended March 31, 2018 was $40.6 million, or income of $0.62 per diluted share, compared with a net loss of $32.7 million, or loss of $0.65 per diluted share, for the three months ended March 31, 2017. The increase is principally attributed to the Topic 606 adjustment as described above, lower cost-reduction charges and savings due to cost-reduction actions partially offset by an increase in interest expense and income tax expense.

Segment results
Effective January 1, 2018, the company changed the grouping of certain of its classes of services revenue. As a result, prior-periods’ customer revenue by classes of similar services have been reclassified to conform to the current-year period.
The company has two business segments: Services and Technology. Revenue classifications within the Services and Technology segments are as follows:

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2018 was zero, and for the three months ended March 31, 2017 was $0.1 million. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Information by business segment is presented below:

	Total		Eliminations	Services	Technology
Three Months Ended March 31, 2018
Customer revenue	$708.4		$—	$568.5	$139.9
Intersegment	—		(10.0)	—	10.0
Total revenue	$708.4		$(10.0)	$568.5	$149.9
Gross profit percent	28.4%			16.6%	68.9%
Operating profit percent	14.4%			3.0%	54.7%

Three Months Ended March 31, 2017
Customer revenue	$664.5		$—	$585.3	$79.2
Intersegment	—		(5.3)	—	5.3
Total revenue	$664.5		$(5.3)	$585.3	$84.5
Gross profit percent	20.9%	*		18.2%	46.6%
Operating profit percent	3.3%	*		4.7%	15.4%

Gross profit and operating profit percent are as a percent of total revenue.

*	Amounts were changed to conform to the current-year presentation. See Note 3.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,			Percent Change
	2018	2017
Services
Cloud & infrastructure services	$318.4	$337.4	*	(5.6)%
Application services	192.9	199.4	*	(3.3)%
Business process outsourcing services	57.2	48.5		17.9%
	568.5	585.3		(2.9)%
Technology	139.9	79.2		76.6%
Total	$708.4	$664.5		6.6%

*	Amounts were changed to conform to the current-year presentation.
In the Services segment, customer revenue was $568.5 million for the three months ended March 31, 2018, down 2.9% from the three months ended March 31, 2017. Foreign currency translation had a 4 percentage-point positive impact on Services revenue in the current quarter compared with the year-ago period.
Revenue from cloud & infrastructure services was $318.4 million in the current quarter, down 5.6% compared with the prior-year quarter. Foreign currency fluctuations had a 3 percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 3.3% for the three month period ended March 31, 2018 compared with the three month period ended March 31, 2017. Foreign currency fluctuations had a 3 percentage-point positive impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 17.9% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 9 percentage-point positive impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 16.6% in the first quarter of 2018 compared with 18.2% in the year-ago period. Services operating profit percent was 3.0% in the three months ended March 31, 2018 compared with 4.7% in the three months ended March 31, 2017.
In the Technology segment, customer revenue increased 76.6% to $139.9 million in the current quarter compared with $79.2 million in the year-ago period. The increase is principally attributed to the Topic 606 adjustment described above. Foreign currency translation had a 7 percentage-point positive impact on Technology revenue in the current quarter compared with the year-ago period. Excluding the Topic 606 adjustment, customer revenue increased 9.7%.
Technology gross profit was 68.9% in the current quarter compared with 46.6% in the year-ago quarter. Technology operating profit percent was 54.7% in the three months ended March 31, 2018 compared with 15.4% in the three months ended March 31, 2017. The increase in gross profit and operating profit was principally due to the Topic 606 adjustment. Excluding the impact of the Topic 606 adjustment, gross profit was 51.9% and operating profit percent was 29.9% in the current quarter.
New accounting pronouncements
See Note 3 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected near-term cash requirements.
Cash and cash equivalents at March 31, 2018 were $656.4 million compared to $733.9 million at December 31, 2017.
As of March 31, 2018, $339.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.
During the three months ended March 31, 2018, cash used for operations was $50.2 million compared to cash usage of $41.0 million for the three months ended March 31, 2017. The fluctuation in cash flows from operating activities is principally attributed to changes in working capital.
Cash used for investing activities during the three months ended March 31, 2018 was $34.9 million compared to cash usage of $28.1 million during the three months ended March 31, 2017. Net proceeds from investments were $14.0 million for the three months ended March 31, 2018 compared with net proceeds of $7.4 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, in the current quarter, the investment in marketable software was $19.0 million compared with $13.8 million in the year-ago period, capital additions of properties were $5.1 million in 2018 compared with $8.5 million in 2017 and capital additions of outsourcing assets were $24.4 million in 2018 compared with $12.9 million in 2017. The increase in capital additions of outsourcing assets is attributed to assets acquired by the company for its U.K. business process outsourcing joint venture.
Cash used for financing activities during the three months ended March 31, 2018 was $2.8 million compared to cash usage of $2.8 million during the three months ended March 31, 2017.
At March 31, 2018, total debt was $646.8 million compared to $644.7 million at December 31, 2017. The increase is primarily due to the amortization of debt issuance costs and fees.
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2018, the company had no borrowings and $4.7 million of letters of credit outstanding, and availability under the facility was $113.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have not been redeemed or refinanced.
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
The company is required to maintain a minimum fixed charge coverage ratio if the availability under the credit facility falls below the greater of 10% of the lenders’ commitments under the facility and $15.0 million.
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
At March 31, 2018, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2018, the company expects to make cash contributions of approximately $150.6 million to its worldwide defined benefit pension plans, which are comprised of $64.3 million primarily for non-U.S. defined benefit pension plans and $86.3 million for the company’s U.S. qualified defined benefit pension plans.
From time to time, the company may explore a variety of institutional debt and equity sources to fund its liquidity and capital needs.
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
Critical accounting policies and estimates update
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. The company bases its estimates and judgments on historical experience and on other assumptions that it believes are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments and assumptions and actual results, the financial statements will be affected. There are a number of accounting policies, methods and estimates affecting the company’s financial statements as described in Note 1 of the Notes to Consolidated Financial Statements in the company’s 2017 10-K. Significant changes to these critical accounting policies and estimates as a result of adopting Topic 606 are discussed below:
Revenue recognition
Many of the company’s sales agreements contain standard business terms and conditions; however, some agreements contain multiple elements or non-standard terms and conditions. As discussed in Note 2 of the Notes to Consolidated Financial Statements, the company enters into multiple-element arrangements, which may include any combination of hardware, software or services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the performance obligations specified in a multiple-element arrangement should be treated as separate performance obligations for revenue recognition purposes, and when to recognize revenue for each performance obligation.
The company must apply its judgment to determine the timing of the satisfaction of performance obligations as well as the transaction price and the amounts allocated to performance obligations including estimating variable consideration, adjusting the consideration for the effects of the time value of money and assessing whether an estimate of variable consideration is constrained.
Revenue and profit under systems integration contracts are recognized over time as the company transfers control of goods or services. The company measures its progress toward satisfaction of its performance obligations using the cost-to-cost method, or when services have been performed, depending on the nature of the project.
For contracts accounted for using the cost-to-cost method, revenue and profit recognized in any given accounting period are based on estimates of total projected contract costs. The estimates are continually reevaluated and revised, when necessary, throughout the life of a contract. The company follows this method because reasonably dependable estimates of the revenue and costs applicable to various elements of a contract can be made. The financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contracts and therefore, recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Accordingly, favorable changes in estimates result in additional revenue and profit recognition, and unfavorable changes in estimates result in a reduction of recognized revenue and profit. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. As work progresses under a loss contract, revenue continues to be recognized, and a portion of the contract costs incurred in each period is charged to the contract loss reserve.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its 2017 Form 10-K.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of March 31, 2018.
As previously reported in the company’s 2017 Form 10-K, filed with the Securities and Exchange Commission on March 12, 2018, in connection with the company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2017 and is in the process of being remediated as of March 31, 2018.
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
This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the company’s 2017 Form 10-K, for additional information on Management’s Report on Internal Control over Financial Reporting.
To address the material weakness referenced above, the company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Status of Remediation Plan
Management is actively remediating the identified material weakness, and is committed to remediate the material weakness as timely as possible. The company has identified the following remediation steps:

•	The company will add personnel with an appropriate level of U.S. GAAP revenue recognition knowledge and experience by hiring additional personnel or by internal realignment.

•	Additional revenue recognition training is being provided to responsible staff.

•	Implementation of enhanced procedures whereby a comprehensive review is being performed for certain Technology transactions.

•	Enhanced processes to review all major multiple-element transactions is being implemented.

•	Data elements that support enhanced analytics and controls are being added to the revenue recognition process.

•	The company has and will continue to supplement existing revenue recognition resources with consultants where necessary.
Management believes that the above actions, when fully implemented, will be effective in remediating this material weakness. However, the company’s material weakness will not be considered remediated until the above personnel are in place for a period of time, the controls are tested and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Control over Financial Reporting
Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to litigation is set forth in Note 12 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.

Item 1A. Risk Factors
There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company’s 2017 Form 10-K.
CAUTIONARY STATEMENT PURSUANT TO THE U.S. PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Risks and uncertainties that could cause the company’s future results to differ materially from those expressed in “forward-looking” statements include:

•	our ability to improve revenue and margins in our Services business;

•	our ability to maintain our installed base and sell new products in our Technology business;

•	our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;

•	our ability to retain significant clients;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	cybersecurity breaches could result in significant costs and could harm our business and reputation;

•	our significant pension obligations and required cash contributions and requirements to make additional significant cash contributions to our defined benefit pension plans;

•	our ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	our ability to access financing markets;

•	contracts with U.S. governmental agencies may subject us to audits, criminal penalties, sanctions and other expenses and fines;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	an involuntary termination of the company’s U.S. qualified defined benefit pension plan;

•	the potential for intellectual property infringement claims to be asserted against us or our clients;

•	the business and financial risk in implementing future acquisitions or dispositions;

•	the adverse effects of global economic conditions, acts of war, terrorism or natural disasters;

•	the possibility that pending litigation could affect our results of operations or cash flow; and

•	our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business, results of operations and financial condition.
Other factors discussed in this report, although not listed here, also could materially affect the company’s future results.

Item 6. Exhibits

(a)	Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

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

UNISYS CORPORATION

Date: May 2, 2018	By:	/s/ Inder M. Singh
Inder M. Singh
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michael M. Thomson
Michael M. Thomson
Vice President and
Corporate Controller
(Principal Accounting Officer)