Form 10-Q
period 2018-06-30
UNISYS CORP
filed 2018-08-01
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of June 30, 2018: 51,013,181.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Revenue
Services	$586.7	$574.8		$1,155.2	$1,160.1
Technology	80.7	91.4		220.6	170.6
	667.4	666.2		1,375.8	1,330.7
Costs and expenses
Cost of revenue:
Services	484.2	510.8	*	955.1	997.2	*
Technology	30.3	36.7	*	66.6	76.2	*
	514.5	547.5	*	1,021.7	1,073.4	*
Selling, general and administrative	92.7	111.4	*	183.6	216.4	*
Research and development	6.2	10.8	*	14.7	22.6	*
	613.4	669.7	*	1,220.0	1,312.4	*
Operating income (loss)	54.0	(3.5	)*	155.8	18.3	*
Interest expense	15.7	14.3		32.3	20.0
Other income (expense), net	(18.0)	(24.5	)*	(40.6)	(57.4	)*
Income (loss) before income taxes	20.3	(42.3)		82.9	(59.1)
Provision (benefit) for income taxes	14.3	(3.8)		35.2	9.1
Consolidated net income (loss)	6.0	(38.5)		47.7	(68.2)
Net income attributable to noncontrolling interests	2.2	3.5		3.3	6.5
Net income (loss) attributable to Unisys Corporation	$3.8	$(42.0)		$44.4	$(74.7)
Earnings (loss) per share attributable to Unisys Corporation
Basic	$0.07	$(0.83)		$0.87	$(1.48)
Diluted	$0.07	$(0.83)		$0.74	$(1.48)
See notes to consolidated financial statements
*Amounts were changed to conform to the current-year presentation. See Note 3.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$6.0	$(38.5)	$47.7	$(68.2)
Other comprehensive income:
Foreign currency translation	(23.3)	42.7	(28.4)	73.8
Postretirement adjustments, net of tax of $1.9 and $2.9 in 2018 and $(7.1) and $(8.1) in 2017	39.9	(10.4)	78.9	12.0
Total other comprehensive income	16.6	32.3	50.5	85.8
Comprehensive income (loss)	22.6	(6.2)	98.2	17.6
Less comprehensive income attributable to noncontrolling interests	(0.9)	(3.7)	(3.2)	(6.9)
Comprehensive income (loss) attributable to Unisys Corporation	$21.7	$(9.9)	$95.0	$10.7
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$584.3	$733.9
Accounts receivable, net	484.0	503.3
Contract assets	38.3	—
Inventories:
Parts and finished equipment	12.5	13.6
Work in process and materials	10.2	12.5
Prepaid expenses and other current assets	117.6	126.2
Total current assets	1,246.9	1,389.5
Properties	855.6	898.8
Less-Accumulated depreciation and amortization	739.9	756.3
Properties, net	115.7	142.5
Outsourcing assets, net	208.8	202.3
Marketable software, net	150.7	138.3
Prepaid postretirement assets	152.5	148.3
Deferred income taxes	106.5	119.9
Goodwill	178.7	180.8
Restricted cash	16.8	30.2
Other long-term assets	194.3	190.6
Total assets	$2,370.9	$2,542.4
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$10.2	$10.8
Accounts payable	219.9	241.8
Deferred revenue	284.6	327.5
Other accrued liabilities	319.1	391.5
Total current liabilities	833.8	971.6
Long-term debt	638.1	633.9
Long-term postretirement liabilities	1,886.8	2,004.4
Long-term deferred revenue	177.3	159.0
Other long-term liabilities	79.0	100.0
Commitments and contingencies
Deficit:
Common stock, shares issued:
2018; 54.2, 2017; 53.4	0.5	0.5
Accumulated deficit	(1,940.1)	(1,963.1)
Treasury stock, shares at cost:
2018; 3.1, 2017; 2.9	(104.8)	(102.7)
Paid-in capital	4,534.1	4,526.4
Accumulated other comprehensive loss	(3,765.2)	(3,815.8)
Total Unisys stockholders’ deficit	(1,275.5)	(1,354.7)
Noncontrolling interests	31.4	28.2
Total deficit	(1,244.1)	(1,326.5)
Total liabilities and deficit	$2,370.9	$2,542.4
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Consolidated net income (loss)	$47.7	$(68.2)
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Foreign currency transaction losses	1.5	5.1
Non-cash interest expense	5.2	4.4
Loss on debt extinguishment	—	1.5
Employee stock compensation	7.3	6.2
Depreciation and amortization of properties	21.6	19.8
Depreciation and amortization of outsourcing assets	31.9	26.3
Amortization of marketable software	28.6	31.8
Other non-cash operating activities	(1.6)	2.5
Loss on disposal of capital assets	0.3	4.2
Gain on sale of properties	(7.1)	—
Postretirement contributions	(72.9)	(76.2)*
Postretirement expense	38.5	49.2 *
Decrease (increase) in deferred income taxes, net	8.3	(0.4)
Changes in operating assets and liabilities:
Receivables, net	(21.2)	(57.4)
Inventories	(0.8)	(2.6)
Accounts payable and other accrued liabilities	(152.8)	(28.3)
Other liabilities	10.8	(7.0)*
Other assets	(7.2)	(1.1)
Net cash used for operating activities	(61.9)	(90.2)
Cash flows from investing activities
Proceeds from investments	2,028.8	2,502.0
Purchases of investments	(2,034.6)	(2,487.1)
Investment in marketable software	(41.1)	(28.8)
Capital additions of properties	(9.9)	(15.9)
Capital additions of outsourcing assets	(42.4)	(36.9)
Net proceeds from sale of properties	19.7	—
Other	(0.9)	(0.3)
Net cash used for investing activities	(80.4)	(67.0)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	445.0
Issuance costs relating to long-term debt	—	(11.7)
Payments of long-term debt	(1.3)	(97.7)
Other	(2.1)	(2.1)
Net cash (used for) provided by financing activities	(3.4)	333.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17.3)	12.8
(Decrease) increase in cash, cash equivalents and restricted cash	(163.0)	189.1
Cash, cash equivalents and restricted cash, beginning of period	764.1	401.1
Cash, cash equivalents and restricted cash, end of period	$601.1	$590.2
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, contract assets, inventories, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
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
Revenue excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the company from a customer (e.g., sales, use and value-added taxes). Revenue includes payments for shipping and handling activities.
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
At June 30, 2018, the company had approximately $1.5 billion of remaining performance obligations of which approximately 50% is estimated to be recognized as revenue by the end of 2019. The company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed.

The company discloses disaggregation of its customer revenue by geographic areas and by classes of similar products and services, by segment (see Note 16).
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenue (contract liabilities). The disclosure of contract assets is a new requirement due to the adoption of Topic 606. At December 31, 2017, contract assets were included in accounts receivable, net on the company’s Consolidated Balance Sheet. At June 30, 2018, $5.8 million of long-term contract assets were included in other long-term assets on the company’s Consolidated Balance Sheet.
Significant changes during the three and six months ended June 30, 2018 in the above contract asset and liability balances were as follows: revenue of $86.3 million and $190.9 million, respectively, was recognized that was included in deferred revenue at December 31, 2017.
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s Consolidated Balance Sheets. At June 30, 2018 and December 31, 2017, the company had $10.9 million and $11.0 million, respectively, of deferred commissions. For the three and six months ended June 30, 2018, $1.7 million and $3.4 million, respectively, of amortization expense related to deferred commissions was recorded in selling, general and administrative expense in the company’s Consolidated Statement of Income.
Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in outsourcing assets, net in the company’s Consolidated Balance Sheet. The amount of such cost at June 30, 2018 and December 31, 2017 was $76.1 million and $76.0 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of sales. During the three and six months ended June 30, 2018, $5.5 million and $10.7 million, respectively, was amortized. Recoverability of these costs are subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual cash flows could differ from these estimates.
Note 3 - Accounting Standards
Accounting Pronouncements Adopted
Effective January 1, 2018, the company adopted ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost issued by the Financial Accounting Standards Board (FASB) which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are presented separately from the line items that include service cost and outside the subtotal of operating income. ASU No. 2017-07 allows a practical expedient that permits an entity to use amounts disclosed in its pension and other postretirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance has been applied on a retrospective basis, using the practical expedient, whereby prior-period financial statements have been adjusted to reflect the adoption of the new guidance, as required by the FASB. For the three and six months June 30, 2017, $21.3 million and $45.8 million, respectively, of net periodic benefit cost, other than service costs, was reclassified from cost of revenue, selling, general and administrative expense and research and development expense to other income (expense), net in the company’s consolidated results of operations (see Note 5).
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

The following table summarizes the effects of adopting ASU No. 2014-09 on the company’s consolidated financial statements as of and for the three and six months ended June 30, 2018.

	As Reported	Adjustments	Balances Without Adoption of Topic 606
For the three months ended June 30, 2018
Statement of Income
Revenue
Services	$586.7	$(5.3)	$581.4
Technology	80.7	(16.2)	64.5
Costs and expenses
Cost of revenue
Services	484.2	(3.1)	481.1
Technology	30.3	0.2	30.5
Selling, general and administrative expenses	92.7	0.2	92.9
Operating income	54.0	(18.9)	35.1
Income before income taxes	20.3	(18.9)	1.4
Provision for income taxes	14.3	0.1	14.4
Consolidated net income	6.0	(19.0)	(13.0)
Net income attributable to Unisys Corporation	3.8	(19.0)	(15.2)

For the six months ended June 30, 2018
Statement of Income
Revenue
Services	$1,155.2	$(2.5)	$1,152.7
Technology	220.6	(93.0)	127.6
Costs and expenses
Cost of revenue
Services	955.1	(1.3)	953.8
Technology	66.6	(0.7)	65.9
Selling, general and administrative expenses	183.6	0.4	184.0
Operating income	155.8	(94.0)	61.8
Income before income taxes	82.9	(94.0)	(11.1)
Provision for income taxes	35.2	(9.4)	25.8
Consolidated net income	47.7	(84.6)	(36.9)
Net income attributable to Unisys Corporation	44.4	(84.6)	(40.2)

As of June 30, 2018
Balance Sheet
Assets
Accounts receivable, net current	$484.0	$26.6	$510.6
Contract assets	38.3	(38.3)	—
Inventories	22.7	0.1	22.8
Prepaid expenses and other current assets	117.6	1.2	118.8
Outsourcing assets, net	208.8	3.4	212.2
Deferred income taxes - long-term	106.5	1.7	108.2
Other long-term assets	194.3	(22.7)	171.6

Total assets	2,370.9	(28.1)	2,342.8
Liabilities
Deferred revenue - current	284.6	32.0	316.6
Other accrued liabilities - current	319.1	(11.6)	307.5
Long-term deferred revenue	177.3	9.4	186.7
Other long-term liabilities	79.0	5.4	84.4
Equity
Accumulated deficit	(1,940.1)	(63.3)	(2,003.4)
Total liabilities and deficit	2,370.9	(28.1)	2,342.8
Included in the technology revenue adjustments for the six months ended June 30, 2018 in the above table is $53.0 million of revenue from software license extensions and renewals which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Upon adoption of the new revenue recognition rules (Topic 606) on January 1, 2018, and since the company adopted Topic 606 under the modified retrospective method whereby prior periods were not restated, the company was required to include this $53.0 million in the cumulative effect adjustment to retained earnings on January 1, 2018. Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million is January 1, 2018. The company has excluded revenue and related profit for these software licenses to reflect the balances without the adoption of Topic 606 in the above table. This is a one-time adjustment and it will not reoccur in future periods. There are additional adjustments being made in the above table, but they do not represent previously recorded revenue. Those additional adjustments represent other differences between Topic 605 and Topic 606, principally extended payment term software licenses and short-term software licenses both of which are recorded at the inception of the license term under Topic 606, but were required to be recognized ratably over the software license term under Topic 605. An additional adjustment is that under Topic 605, a company was not able to recognize software license revenue until the last software license is delivered due to the lack of vendor specific objective evidence, whereas under Topic 606, a company is required to use the standalone selling price for all performance obligations. This resulted in software license revenue being recognized sooner under Topic 606 compared with Topic 605.

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

Note 4 - Cost-Reduction Actions
There were no additional cost-reduction charges recorded during the first half of 2018; however, $0.7 million and $(2.2) million was recorded as expense (income) for changes in estimates during the three and six months ended June 30, 2018.
During the three months ended June 30, 2017, the company recognized cost-reduction charges and other costs of $27.5 million. Charges related to work-force reductions were $24.2 million, principally related to severance costs, and were comprised of: (a) a charge of $4.8 million for 369 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $19.8 million for 301 employees and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $3.3 million comprised of $1.9 million for contract amendment and termination costs, $1.6 million for professional fees and other expenses related to the cost-reduction effort and $(0.2) million for foreign currency gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $19.1 million; cost of revenue – technology, $0.4 million; selling, general and administrative expenses, $8.2 million; and other income (expense), net, $(0.2) million.
During the six months ended June 30, 2017, the company recognized cost-reduction and other costs of $52.9 million. Charges related to work-force reductions were $36.7 million, principally related to severance costs, and were comprised of: (a) a charge of $5.3 million for 414 employees and $(0.2) million for changes in estimates in the U.S. and (b) a charge of $24.0 million for 376 employees, $8.2 million for additional benefits provided in 2017 and $(0.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $16.2 million comprised of $2.9 million for idle leased facilities costs, $5.2 million for contract amendment and termination costs, $3.0 million for professional fees and other expenses related to the cost-reduction effort and $5.1 million for foreign currency losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $27.6 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $19.5 million; research and development expenses, $0.3 million; and other income (expense), net, $5.1 million.
Liabilities and expected future payments related to the company’s cost-reduction actions are as follows:

		Work-Force Reductions		Idle Leased Facilities Costs
	Total	U.S.	International
Balance at December 31, 2017	$117.8	$3.9	$109.6	$4.3
Payments	(26.3)	(2.2)	(22.9)	(1.2)
Changes in estimates	(2.2)	(1.2)	(2.4)	1.4
Translation adjustments	(2.1)	—	(2.1)	—
Balance at June 30, 2018	$87.2	$0.5	$82.2	$4.5
Expected future utilization on balance at June 30, 2018:
2018 remaining six months	$53.4	$0.5	$51.8	$1.1
Beyond 2018	$33.8	$—	$30.4	$3.4

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.8	$—	$0.8	$1.6	$—	$1.6
Interest cost	64.0	46.6	17.4	70.9	53.2	17.7
Expected return on plan assets	(87.0)	(57.6)	(29.4)	(90.1)	(58.8)	(31.3)
Amortization of prior service benefit	(1.7)	(0.7)	(1.0)	(1.2)	(0.7)	(0.5)
Recognized net actuarial loss	42.0	31.2	10.8	45.3	32.3	13.0
Curtailment gain	—	—	—	(5.2)	—	(5.2)
Net periodic pension expense (benefit)	$18.1	$19.5	$(1.4)	$21.3	$26.0	$(4.7)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.6	$—	$1.6	$3.2	$—	$3.2
Interest cost	128.0	93.2	34.8	140.8	105.7	35.1
Expected return on plan assets	(174.2)	(115.2)	(59.0)	(179.5)	(117.6)	(61.9)
Amortization of prior service benefit	(3.2)	(1.3)	(1.9)	(2.5)	(1.3)	(1.2)
Recognized net actuarial loss	84.1	62.4	21.7	89.0	63.2	25.8
Curtailment gain	—	—	—	(5.2)	—	(5.2)
Net periodic pension expense (benefit)	$36.3	$39.1	$(2.8)	$45.8	$50.0	$(4.2)

(i)
Service cost is reported in cost of revenue - services and selling, general and administrative expenses. All other components of net periodic pension expense are reported in other income (expense), net in the Consolidated Statements of Income.

In 2018, the company expects to make cash contributions of approximately $147.3 million to its worldwide defined benefit pension plans, which are comprised of $86.3 million for the company’s U.S. qualified defined benefit pension plans and $61.0 million primarily for the company’s non-U.S. defined benefit pension plans. In 2017, the company made cash contributions of $138.4 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2018 and 2017, the company made cash contributions of $67.7 million and $71.2 million, respectively.
Net periodic postretirement benefit expense for the three and six months ended June 30, 2018 and 2017 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost(i)	$0.1	$0.1	$0.3	$0.2
Interest cost	1.2	1.5	2.4	3.0
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial loss	0.2	0.3	0.5	0.6
Amortization of prior service benefit	(0.3)	(0.1)	(0.8)	(0.2)
Net periodic postretirement benefit expense	$1.1	$1.7	$2.2	$3.4

(i)
Service cost is reported in selling, general and administrative expenses. All other components of net periodic postretirement benefit expense are reported in other income (expense), net in the Consolidated Statements of Income.

The company expects to make cash contributions of approximately $12.0 million to its postretirement benefit plan in 2018 compared to $12.2 million in 2017. For the six months ended June 30, 2018 and 2017, the company made cash contributions of $5.2 million and $5.0 million, respectively.

Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2018, 2.2 million shares of unissued common stock of the company were available for granting under these plans.
As of June 30, 2018, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost net of a forfeiture rate in selling, general and administrative expenses, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2018 and 2017, the company recorded $7.3 million and $6.2 million of share-based compensation expense, respectively, which was comprised of $7.2 million and $5.6 million of restricted stock unit expense and $0.1 million and $0.6 million of stock option expense, respectively.
There were no grants of stock option awards during the six months ended June 30, 2018 and 2017.
A summary of stock option activity for the six months ended June 30, 2018 follows (shares in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,758	$26.35
Granted	—	—
Exercised	—	—
Forfeited and expired	(578)	23.63
Outstanding at June 30, 2018	1,180	27.69	1.72	$—
Expected to vest at June 30, 2018	12	13.48	4.31	—
Exercisable at June 30, 2018	1,168	27.83	1.69	—
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
A summary of restricted stock unit activity for the six months ended June 30, 2018 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,688	$13.39
Granted	1,419	12.76
Vested	(750)	13.47
Forfeited and expired	(91)	12.57
Outstanding at June 30, 2018	2,266	13.03

The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2018 and 2017 was $17.9 million and $13.7 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

Six Months Ended June 30, 2018
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

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period
As of June 30, 2018, there was $19.5 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2018 and 2017 was $10.1 million and $7.2 million, respectively.
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
In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (AMT) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section 168(k)(4). The decision to make this election resulted in a tax benefit of $20.0 million in the prior-year quarter due to the release of a portion of the valuation allowance previously offsetting the deferred tax asset associated with the company’s existing AMT credit carryforwards.

Note 8 — Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2018 and 2017 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$3.8	$(42.0)	$44.4	$(74.7)
Weighted average shares	50,986	50,437	50,867	50,346
Basic earnings (loss) per common share	$0.07	$(0.83)	$0.87	$(1.48)
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$3.8	$(42.0)	$44.4	$(74.7)
Add interest expense on convertible senior notes, net of tax of zero	—	—	9.7	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$3.8	$(42.0)	$54.1	$(74.7)
Weighted average shares	50,986	50,437	50,867	50,346
Plus incremental shares from assumed conversions:
Employee stock plans	412	—	370	—
Convertible senior notes	—	—	21,868	—
Adjusted weighted average shares	51,398	50,437	73,105	50,346
Diluted earnings (loss) per common share	$0.07	$(0.83)	$0.74	$(1.48)

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,430	2,242	1,562	3,517
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	21,868	21,868	—	21,868

(i)	Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 9 - Properties
In the second quarter of 2018, the company sold a building and land located in the United Kingdom. The company received net proceeds of $19.7 million and recorded a pretax gain of $7.1 million which was recorded in selling, general and administrative expense in the Consolidated Statements of Income.
Note 10 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2018 and December 31, 2017, the notional amount of these contracts was $360.5 million and $514.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Balance Sheet Location
Prepaid expenses and other current assets	$2.8	$4.9
Other accrued liabilities	0.7	1.6
Total fair value	$2.1	$3.3

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Statement of Income Location
Other income (expense), net	$(17.6)	$15.8	$(6.9)	$21.5
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes due 2022	$430.8	$493.9	$429.6	$492.8
5.50% convertible senior notes due 2021	$190.2	$324.5	$186.3	$237.9
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 11 - Goodwill
At June 30, 2018, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.5 million.
Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2018 was as follows:

	Total	Services	Technology
Balance at December 31, 2017	$180.8	$72.1	$108.7
Translation adjustments	(2.1)	(2.1)	—
Balance at June 30, 2018	$178.7	$70.0	$108.7
Note 12 - Debt
Long-term debt is comprised of the following:

	June 30, 2018	December 31, 2017
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $9.2 million and $10.4 million at June 30, 2018 and December 31, 2017, respectively)	$430.8	$429.6
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $23.3 million and $27.2 million at June 30, 2018 and December 31, 2017, respectively)	190.2	186.3
Capital leases	6.8	7.5
Other debt	20.5	21.3
Total	648.3	644.7
Less – current maturities	10.2	10.8
Total long-term debt	$638.1	$633.9

See Note 10 for the fair value of the notes.

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
Interest expense related to the 2021 notes for the three and six month periods ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest coupon	$3.0	$2.9	$5.9	$5.9
Amortization of debt discount	1.6	1.5	3.2	2.9
Amortization of debt issuance costs	0.3	0.3	0.6	0.6
Total	$4.9	$4.7	$9.7	$9.4
Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit. During the second quarter of 2018, the maximum amount available under the facility was increased from $125.0 million to $145.0 million (with a limit on letters of credit of $30.0 million). The accordion feature contained in the Credit Agreement that permitted this increase allows for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2018, the company had no borrowings and $6.9 million of letters of credit outstanding, and availability under the facility was $128.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have been redeemed or refinanced.
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
Note 13 - Commitments and Contingencies
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2018, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $116 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2018, it has adequate provisions for any such matters.
Note 14 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) as of December 31, 2017 and June 30, 2018 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2017	$(3,815.8)	$(817.0)	$(2,998.8)
Other comprehensive income before reclassifications	(26.7)	(27.5)	0.8
Amounts reclassified from accumulated other comprehensive income	77.3	—	77.3
Current period other comprehensive income	50.6	(27.5)	78.1
Balance at June 30, 2018	$(3,765.2)	$(844.5)	$(2,920.7)

Amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Translation Adjustments(i):
Adjustment for substantial completion of liquidation of foreign subsidiaries	$—	$0.2	$—	$(5.1)
Postretirement Plans(ii):
Amortization of prior service cost	(1.8)	(1.4)	(3.6)	(2.8)
Amortization of actuarial losses	41.6	44.9	83.4	88.2
Curtailment gain(ii)	—	(5.2)	—	(5.2)
Total before tax	39.8	38.5	79.8	75.1
Income tax benefit	(1.2)	(0.5)	(2.5)	(2.2)
Total reclassification for the period	$38.6	$38.0	$77.3	$72.9

(i)	Reported in other income (expense), net in the Consolidated Statements of Income
(ii)	These items are included in net periodic postretirement cost (see Note 5).
Noncontrolling interests as of December 31, 2017 and June 30, 2018 are as follows:

Noncontrolling Interests
Balance at December 31, 2017	$28.2
Net income	3.3
Translation adjustments	(0.9)
Postretirement plans	0.8
Balance at June 30, 2018	$31.4
Note 15 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$26.8	$23.7
Interest	$29.8	$10.5
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$584.3	$733.9
Restricted cash	16.8	30.2
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$601.1	$764.1
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Restricted cash primarily consists of cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business process outsourcing joint venture agreement and other cash that is restricted from withdrawal.

Note 16 - Segment Information
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2018 and 2017 was $2.2 million and $0.9 million, respectively. The amount for the six months ended June 30, 2018 and 2017 was $2.2 million and $1.0 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
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

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2018 and 2017 is presented below:

	Total		Corporate	Services	Technology
Three Months Ended June 30, 2018
Customer revenue	$667.4		$—	$586.7	$80.7
Intersegment	—		(4.0)	—	4.0
Total revenue	$667.4		$(4.0)	$586.7	$84.7
Operating income (loss)	$54.0		$(2.8)	$18.6	$38.2

Three Months Ended June 30, 2017
Customer revenue	$666.2		$—	$574.8	$91.4
Intersegment	—		(5.4)	—	5.4
Total revenue	$666.2		$(5.4)	$574.8	$96.8
Operating income (loss)	$(3.5	)*	$(28.5)*	$(9.4)	$34.4

Six Months Ended June 30, 2018
Customer revenue	$1,375.8		$—	$1,155.2	$220.6
Intersegment	—		(14.0)	—	14.0
Total revenue	$1,375.8		$(14.0)	$1,155.2	$234.6
Operating income (loss)	$155.8		$(0.1)	$35.7	$120.2

Six Months Ended June 30, 2017
Customer revenue	$1,330.7		$—	$1,160.1	$170.6
Intersegment	—		(10.7)	—	10.7
Total revenue	$1,330.7		$(10.7)	$1,160.1	$181.3
Operating income (loss)	$18.3	*	$(47.0)*	$17.9	$47.4

*	Amounts were changed to conform to the current-year presentation. See Note 3.
Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Total segment operating income	$56.8	$25.0		$155.9	$65.3
Interest expense	(15.7)	(14.3)		(32.3)	(20.0)
Other income (expense), net	(18.0)	(24.5)	*	(40.6)	(57.4)	*
Cost-reduction charges(i)	(0.7)	(27.7)		2.2	(47.8)
Corporate and eliminations	(2.1)	(0.8)	*	(2.3)	0.8	*
Total income (loss) before income taxes	$20.3	$(42.3)		$82.9	$(59.1)

*	Amounts were changed to conform to the current-year presentation. See Note 3.
(i)
The three and six months ended June 30, 2017 excludes $(0.2) million and $5.1 million, respectively, for net foreign currency (gains) losses related to exiting foreign countries which are reported in other income (expense), net in the Consolidated Statements of Income.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Services
Cloud & infrastructure services	$333.5	$330.5	*	$651.9	$667.9	*
Application services	194.0	192.8	*	386.9	392.2	*
Business process outsourcing services	59.2	51.5		116.4	100.0
	586.7	574.8		1,155.2	1,160.1
Technology	80.7	91.4		220.6	170.6
Total	$667.4	$666.2		$1,375.8	$1,330.7

*	Amounts were changed to conform to the current-year presentation.
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$305.3	$308.5	$591.8	$642.3
United Kingdom	80.9	66.6	195.7	145.5
Other foreign	281.2	291.1	588.3	542.9
Total	$667.4	$666.2	$1,375.8	$1,330.7

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
For the six months ended June 30, 2018, the company reported net income attributable to Unisys Corporation of $44.4 million, or income of $0.74 per diluted share, compared with a net loss of $74.7 million, or a loss of $1.48 per diluted share for the six months ended June 30, 2017. The company’s results of operations in the first half of 2018 were positively impacted by the Topic 606 adjustment described above, lower cost-reduction charges and savings due to cost-reduction actions partially offset by an increase in income tax expense.
Results of operations
Company results
Three months ended June 30, 2018 compared with the three months ended June 30, 2017
Revenue for the quarter ended June 30, 2018 was $667.4 million compared with $666.2 million for the second quarter of 2017, a slight increase from the prior year. Foreign currency fluctuations had a 1 percentage-point positive impact on revenue in the current period compared with the year-ago period.
Services revenue increased 2% and Technology revenue decreased 12% in the current quarter compared with the year-ago period. U.S. revenue decreased 1% in the second quarter compared with the year-ago period. International revenue increased 1% in the current quarter primarily due to increases in the Asia Pacific and Latin America regions partially offset by a decline in Europe. Foreign currency had a 2 percentage-point positive impact on international revenue in the three months ended June 30, 2018 compared with the three months ended June 30, 2017.
No cost-reduction charges were recorded in the three months ended June 30, 2018; however, a charge of $0.7 million was recorded in the current quarter for changes in estimates. During the three months ended June 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $27.5 million. The charges related to work-force reductions were $24.2 million, principally related to severance costs, and were comprised of: (a) a charge of $4.8 million for 369 employees and $(0.1) million for changes in estimates in the U.S. and (b) a charge of $19.8 million for 301 employees and $(0.3) million for changes in estimates outside the U.S. In addition, the company recorded charges of $3.3 million comprised of $1.9 million for contract amendment and termination costs, $1.6 million for professional fees and other expenses related to the cost-reduction effort and $(0.2) million for foreign currency gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $19.1 million; cost of revenue - technology, $0.4 million, selling, general and administrative expenses, $8.2 million; and other income (expense), net, $(0.2) million.

Total gross profit margin was 22.9% in the three months ended June 30, 2018 compared with 17.8% in the three months ended June 30, 2017. Included in the gross profit margin in 2017 were cost-reduction charges of $19.5 million compared with income of $0.5 million in 2018 for changes in estimates. The increase in gross profit margin excluding these charges principally reflects benefits derived in 2018 from the prior-years’ cost-reduction actions.
Selling, general and administrative expense in the three months ended June 30, 2018 was $92.7 million (13.9% of revenue) compared with $111.4 million (16.7% of revenue) in the year-ago period. The decrease in selling, general and administrative expense is principally attributed to a $7.1 million gain on the sale of property in the United Kingdom (U.K.) recorded in 2018, a decrease of $7.0 million in cost-reduction charges and benefits derived in 2018 from the prior-years’ cost-reduction actions.
Research and development (R&D) expense in the second quarter of 2018 was $6.2 million compared with $10.8 million in the second quarter of 2017. The decrease is principally attributed to an increase in capitalized marketable software.
For the three months ended June 30, 2018, postretirement expense was $19.2 million compared with postretirement expense of $23.0 million for the three months ended June 30, 2017. The change in postretirement expense in 2018 from 2017 was principally due to a lower interest cost component of postretirement expense for the company’s U.S. defined benefit pension plans partially offset by a curtailment gain recognized in 2017 related to a foreign defined benefit plan. For the full year 2018, the company expects to recognize postretirement expense of approximately $72.8 million compared with $98.1 million for the full year of 2017. The company records the service cost component of postretirement income or expense in cost of revenue and selling, general and administrative expenses. All other components of postretirement income or expense are recorded in other income (expense), net in the Consolidated Statements of Income.
For the second quarter of 2018, the company reported an operating profit of $54.0 million compared with an operating loss of $3.5 million in the second quarter of 2017. The principal items affecting the comparison of 2018 to 2017 were charges of $27.7 million in 2017 relating to the cost-reduction actions compared with charges of $0.7 million in 2018 for changes in estimates, a $7.1 million gain on the sale of property in the U.K. recorded in 2018 and benefits derived in 2018 from the prior-years’ cost-reduction actions.
Interest expense for the three months ended June 30, 2018 was $15.7 million compared with $14.3 million for the three months ended June 30, 2017.
Other income (expense), net was expense of $18.0 million in the second quarter of 2018 compared with expense of $24.5 million in the second quarter of 2017. Included in 2018 was postretirement expense, excluding service cost, of $18.3 million as described above and foreign exchange gains of $1.3 million. The prior-year period included postretirement expense, excluding service cost, of $21.3 million, $0.2 million of foreign currency gains related to exiting foreign countries in connection with the company’s restructuring plan and $1.2 million of foreign exchange losses.
Effective July 1, 2018, the company’s Argentinian subsidiary will apply highly inflationary accounting due to cumulative inflation of approximately 100 percent or more over the last 3-year period. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation will be included in other income (expense), net.
Income before income taxes for the three months ended June 30, 2018 was $20.3 million compared with a loss of $42.3 million for the three months ended June 30, 2017. The increase is principally attributed to lower cost-reduction charges, a gain on the sale of property in the U.K. recorded in 2018 and savings due to cost-reduction actions.
The provision for income taxes was $14.3 million in the current quarter compared with a benefit of $3.8 million in the year-ago period. In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (AMT) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section168(k)(4). The decision to make this election resulted in a tax benefit of $20.0 million in the prior-year quarter due to the release of a portion of the valuation allowance previously offsetting the deferred tax asset associated with the company’s existing AMT credit carryforwards.
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
Net income attributable to Unisys Corporation for the three months ended June 30, 2018 was $3.8 million, or income of $0.07 per diluted share, compared with a net loss of $42.0 million, or loss of $0.83 per diluted share, for the three months ended

June 30, 2017. The increase is principally attributed to lower cost-reduction charges, savings due to cost-reduction actions and a gain on the sale of property in the U.K. recorded in 2018 partially offset by an increase in income tax expense.
Six months ended June 30, 2018 compared with the six months ended June 30, 2017
Revenue for the six months ended June 30, 2018 was $1,375.8 million compared with $1,330.7 million for the six months ended June 30, 2017, an increase of 3.4% from the prior year principally due to the impact of the Topic 606 adjustment described above. Excluding this adjustment, revenue decreased 1%. Foreign currency fluctuations had a 3 percentage-point positive impact on revenue in the current period compared with the year-ago period.
Services revenue decreased slightly and Technology revenue increased 29% in the first half of 2018 compared with the year-ago period with the Topic 606 adjustment primarily contributing to the Technology revenue increase. Excluding this adjustment, Technology revenue decreased 2%. U.S. revenue decreased 8% in the first half of 2018 compared with the year-ago period. International revenue increased 14% in the current period with all regions contributing to the increase. Without the Topic 606 adjustment, U.S. revenue decreased 9% and international revenue increased 7%. Foreign currency had a 6 percentage-point positive impact on international revenue in the six months ended June 30, 2018 compared with the six months ended June 30, 2017.
No cost-reduction charges were recorded in the six months ended June 30, 2018; however, $2.2 million was recorded as income in the current period for changes in estimates. During the six months ended June 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $52.9 million. The charges related to work-force reductions were $36.7 million, principally related to severance costs, and were comprised of: (a) a charge of $5.3 million for 414 employees and $(0.2) million for changes in estimates in the U.S. and (b) a charge of $24.0 million for 376 employees, $8.2 million for additional benefits provided in 2017 and $(0.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $16.2 million comprised of $2.9 million for idle leased facilities costs, $5.2 million for contract amendment and termination costs, $3.0 million for professional fees and other expenses related to the cost-reduction effort and $5.1 million for foreign currency losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $27.6 million; cost of revenue - technology, $0.4 million, selling, general and administrative expenses, $19.5 million, research and development expenses, $0.3 million; and other income (expense), net, $5.1 million.
Total gross profit margin was 25.7% in the six months ended June 30, 2018 compared with 19.3% in the six months ended June 30, 2017. Included in the gross profit margin in 2017 were cost-reduction charges of $28.0 million compared with income of $3.5 million in 2018 for changes in estimates. The increase in gross profit margin excluding these charges principally reflects the impact of the Topic 606 adjustment described above and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, total gross profit margin in the first half of 2018 was 22.8%.
Selling, general and administrative expense in the six months ended June 30, 2018 was $183.6 million (13.3% of revenue) compared with $216.4 million (16.3% of revenue) in the year-ago period. The decrease in selling, general and administrative expense is principally attributed to a decrease of $18.2 million in cost-reduction charges, a $7.1 million gain on the sale of property in the U.K. recorded in 2018 and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, selling, general and administrative expense as a percentage of revenue was 13.9% in the six months ended June 30, 2018.
R&D expense in the first half of 2018 was $14.7 million compared with $22.6 million in the first half of 2017. The decrease is principally attributed to an increase in capitalized marketable software.
For the six months ended June 30, 2018, postretirement expense was $38.5 million compared with postretirement expense of $49.2 million for the six months ended June 30, 2017. The change in postretirement expense in 2018 from 2017 was principally due to a lower interest cost component of postretirement expense for the company’s U.S. defined benefit pension plans partially offset by a curtailment gain recognized in 2017 related to a foreign defined benefit plan.
For the first half of 2018, the company reported an operating profit of $155.8 million compared with an operating profit of $18.3 million in the first half of 2017. The principal items affecting the comparison of 2018 to 2017 were the Topic 606 adjustment described above, charges of $47.8 million in 2017 related to cost-reduction actions compared with income of $2.2 million in 2018 for changes in estimates, a $7.1 million gain on the sale of property in the U.K. recorded in 2018 and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, operating profit in the first half of 2018 was $102.8 million.
Interest expense for the six months ended June 30, 2018 was $32.3 million compared with $20.0 million for the six months ended June 30, 2017. The increase was principally caused by the issuance of the senior secured notes due 2022 in the second quarter of 2017. See Note 12 of the Notes to Consolidated Financial Statements.

Other income (expense), net was expense of $40.6 million in the first half of 2018 compared with expense of $57.4 million in 2017. Included in 2018 was postretirement expense, excluding service cost, of $36.6 million as described above and foreign exchange losses of $2.4 million. The prior-year period included postretirement expense, excluding service cost, of $45.8 million, $5.1 million of foreign currency losses related to exiting foreign countries in connection with the company’s restructuring plan and $4.0 million of foreign exchange losses.
Income (loss) before income taxes for the six months ended June 30, 2018 was income of $82.9 million compared with a loss of $59.1 million for the six months ended June 30, 2017. The increase is principally attributed to the Topic 606 adjustment described above, lower cost-reduction charges, a gain on the sale of property in the U.K. recorded in 2018 and savings due to cost-reduction actions partially offset by an increase in interest expense.
The provision for income taxes was $35.2 million in the current period compared with $9.1 million in the year-ago period. The Topic 606 adjustment contributed $5.3 million of the increase from the prior-year period to the current-year period. In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (AMT) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section168(k)(4). The decision to make this election resulted in a tax benefit of $20.0 million in the prior-year quarter due to the release of a portion of the valuation allowance previously offsetting the deferred tax asset associated with the company’s existing AMT credit carryforwards.
Net income attributable to Unisys Corporation for the six months ended June 30, 2018 was $44.4 million, or income of $0.74 per diluted share, compared with a net loss of $74.7 million, or loss of $1.48 per diluted share, for the six months ended June 30, 2017. The increase is principally attributed to the Topic 606 adjustment described above, lower cost-reduction charges, a gain on the sale of property in the U.K. recorded in 2018 and savings due to cost-reduction actions partially offset by an increase in interest expense and income tax expense.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2018 and 2017 was $2.2 million and $0.9 million, respectively. The amount for the six months ended June 30, 2018 and 2017 was $2.2 million and $1.0 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
Information by business segment is presented below:

	Total		Eliminations	Services	Technology
Three Months Ended June 30, 2018
Customer revenue	$667.4		$—	$586.7	$80.7
Intersegment	—		(4.0)	—	4.0
Total revenue	$667.4		$(4.0)	$586.7	$84.7
Gross profit percent	22.9%			16.5%	67.1%
Operating profit percent	8.1%			3.2%	45.1%

Three Months Ended June 30, 2017
Customer revenue	$666.2		$—	$574.8	$91.4
Intersegment	—		(5.4)	—	5.4
Total revenue	$666.2		$(5.4)	$574.8	$96.8
Gross profit percent	17.8%	*		14.1%	58.8%
Operating profit (loss) percent	(0.5)%	*		(1.6)%	35.5%

Gross profit and operating profit percent are as a percent of total revenue.

*	Amounts were changed to conform to the current-year presentation. See Note 3.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,			Percent Change
	2018	2017
Services
Cloud & infrastructure services	$333.5	$330.5	*	0.9%
Application services	194.0	192.8	*	0.6%
Business process outsourcing services	59.2	51.5		15.0%
	586.7	574.8		2.1%
Technology	80.7	91.4		(11.7)%
Total	$667.4	$666.2		0.2%

*	Amounts were changed to conform to the current-year presentation.
In the Services segment, customer revenue was $586.7 million for the three months ended June 30, 2018, up 2.1% from the three months ended June 30, 2017. Foreign currency translation had a 2 percentage-point positive impact on Services revenue in the current quarter compared with the year-ago quarter.
Revenue from cloud & infrastructure services was $333.5 million in the current quarter, up 0.9% compared with the prior-year quarter. Foreign currency fluctuations had a 2 percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue increased 0.6% for the three-month period ended June 30, 2018 compared with the three-month period ended June 30, 2017. Foreign currency fluctuations had a 1 percentage-point positive impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 15.0% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 5 percentage-point positive impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 16.5% in the second quarter of 2018 compared with 14.1% in the year-ago period. Services operating profit (loss) percent was 3.2% in the three months ended June 30, 2018 compared with (1.6)% in the three months ended June 30, 2017. Current-quarter margins were positively impacted by the gain on the sale of property in the U.K.

In the Technology segment, customer revenue decreased 11.7% to $80.7 million in the current quarter compared with $91.4 million in the year-ago period. Foreign currency translation had a 1 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 67.1% in the current quarter compared with 58.8% in the year-ago quarter. Technology operating profit percent was 45.1% in the three months ended June 30, 2018 compared with 35.5% in the three months ended June 30, 2017.
Six months ended June 30, 2018 compared with the six months ended June 30, 2017
Information by business segment is presented below:

	Total		Eliminations	Services	Technology
Six Months Ended June 30, 2018
Customer revenue	$1,375.8		$—	$1,155.2	$220.6
Intersegment	—		(14.0)	—	14.0
Total revenue	$1,375.8		$(14.0)	$1,155.2	$234.6
Gross profit percent	25.7%			16.5%	68.2%
Operating profit percent	11.3%			3.1%	51.2%

Six Months Ended June 30, 2017
Customer revenue	$1,330.7		$—	$1,160.1	$170.6
Intersegment	—		(10.7)	—	10.7
Total revenue	$1,330.7		$(10.7)	$1,160.1	$181.3
Gross profit percent	19.3%	*		16.2%	53.1%
Operating profit percent	1.4%	*		1.5%	26.1%

Gross profit and operating profit percent are as a percent of total revenue.

*	Amounts were changed to conform to the current-year presentation. See Note 3.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Six Months Ended June 30,			Percent Change
	2018	2017
Services
Cloud & infrastructure services	$651.9	$667.9	*	(2.4)%
Application services	386.9	392.2	*	(1.4)%
Business process outsourcing services	116.4	100.0		16.4%
	1,155.2	1,160.1		(0.4)%
Technology	220.6	170.6		29.3%
Total	$1,375.8	$1,330.7		3.4%

*	Amounts were changed to conform to the current-year presentation.
In the Services segment, customer revenue was $1,155.2 million for the six months ended June 30, 2018, down 0.4% from the six months ended June 30, 2017. Foreign currency translation had a 3 percentage-point positive impact on Services revenue in the current period compared with the year-ago period.
Revenue from cloud & infrastructure services was $651.9 million for the six months ended June 30, 2018, down 2.4% compared with the year-ago period. Foreign currency fluctuations had a 3 percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 1.4% for the six-month period ended June 30, 2018 compared with the six-month period ended June 30, 2017. Foreign currency fluctuations had a 2 percentage-point positive impact on application services revenue in the current period compared with the year-ago period.

Business process outsourcing services revenue increased 16.4% in the current period compared with the prior-year period. Foreign currency fluctuations had a 7 percentage-point positive impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 16.5% in the first half of 2018 compared with 16.2% in the year-ago period. Services operating profit percent was 3.1% in the six months ended June 30, 2018 compared with 1.5% in the six months ended June 30, 2017. Current-quarter margins were positively impacted by a gain on the sale of property in the U.K.
In the Technology segment, customer revenue increased 29.3% to $220.6 million in the current period compared with $170.6 million in the year-ago period. The increase is principally attributed to the Topic 606 adjustment described above. Foreign currency translation had a 3 percentage-point positive impact on Technology revenue in the current period compared with the year-ago period. Excluding the Topic 606 adjustment, customer revenue decreased 1.8%.
Technology gross profit was 68.2% in the current period compared with 53.1% in the year-ago period. Technology operating profit percent was 51.2% in the six months ended June 30, 2018 compared with 26.1% in the six months ended June 30, 2017. The increase in gross profit and operating profit was principally due to the Topic 606 adjustment coupled with lower R&D costs and a higher mix of software sales in the current period. Excluding the impact of the Topic 606 adjustment, gross profit percent was 59.0% and operating profit percent was 37.0% in the current period.
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
Cash and cash equivalents at June 30, 2018 were $584.3 million compared to $733.9 million at December 31, 2017.
As of June 30, 2018, $343.6 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.
During the six months ended June 30, 2018, cash used for operations was $61.9 million compared to cash usage of $90.2 million for the six months ended June 30, 2017. The fluctuation in cash flows from operating activities is principally attributed to changes in working capital.
Cash used for investing activities during the six months ended June 30, 2018 was $80.4 million compared to cash usage of $67.0 million during the six months ended June 30, 2017. Net purchases of investments were $5.8 million for the six months ended June 30, 2018 compared with net proceeds of $14.9 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $41.1 million compared with $28.8 million in the year-ago period, capital additions of properties were $9.9 million in 2018 compared with $15.9 million in 2017 and capital additions of outsourcing assets were $42.4 million in 2018 compared with $36.9 million in 2017. The increase in capital additions of marketable software is attributed to additional development of the company’s proprietary software. In addition, the current year includes net proceeds of $19.7 million related to the sale of property in the U.K.
Cash used for financing activities during the six months ended June 30, 2018 was $3.4 million compared to cash provided by financing activities of $333.5 million during the six months ended June 30, 2017. In the prior-year period, the company issued $440.0 million of notes and received net proceeds of $428.3 million and retired the remaining aggregate principal amount of $95.0 million of its 6.25% senior notes.
At June 30, 2018, total debt was $648.3 million compared to $644.7 million at December 31, 2017. The increase is primarily due to the amortization of debt issuance costs and fees.
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit. During the second quarter of 2018, the maximum amount available under the facility was increased from $125.0 million to $145.0 million (with a limit on letters of credit of $30.0 million). The accordion feature contained in the Credit Agreement that permitted this increase allows for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2018, the company had no borrowings and $6.9 million of letters of credit outstanding, and availability under the facility was $128.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have been redeemed or refinanced.
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
At June 30, 2018, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2018, the company expects to make cash contributions of approximately $147.3 million to its worldwide defined benefit pension plans, which are comprised of $61.0 million primarily for non-U.S. defined benefit pension plans and $86.3 million for the company’s U.S. qualified defined benefit pension plans.
The company maintains a shelf registration statement with the Securities and Exchange Commission that covers the offer and sale of up to $700.0 million of debt or equity securities. Subject to the company’s ongoing compliance with securities laws, the company may offer and sell debt and equity securities from time to time under the shelf registration statement. In addition, from time to time, the company may explore a variety of institutional debt and equity sources to fund its liquidity and capital needs.
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
Critical accounting policies and estimates update
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. The company bases its estimates and judgments on historical experience and on other assumptions that it believes are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments and assumptions and actual results, the financial statements will be affected. There are a number of accounting policies, methods and estimates affecting the company’s financial statements as described in Note 1 of the Notes to Consolidated Financial Statements in the company’s 2017 Form 10-K. Significant changes to these critical accounting policies and estimates as a result of adopting Topic 606 are discussed below:
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of June 30, 2018.
As previously reported in the company’s 2017 Form 10-K, filed with the Securities and Exchange Commission on March 12, 2018, in connection with the company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2017 which is in the process of being remediated as of June 30, 2018.
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
This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the company’s 2017 Form 10-K for additional information on Management’s Report on Internal Control over Financial Reporting.
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
Status of Remediation Plan
Management is actively remediating the identified material weakness, and is committed to remediate the material weakness as timely as possible. The company has taken the following remediation steps:

•	The company added personnel with an appropriate level of U.S. GAAP revenue recognition knowledge and experience by hiring additional personnel or by internal realignment.

•	Provided additional revenue recognition training to responsible staff.

•	Implemented enhanced procedures whereby a comprehensive review is being performed for certain Technology transactions.

•	Enhanced processes and reviews of all major multiple-element transactions.

•	Added data elements that support enhanced analytics and controls to the revenue recognition process.

•	The company has and will continue to supplement existing revenue recognition resources with consultants where necessary.
Management believes that the above actions are fully implemented and will be effective in remediating this material weakness. However, the company’s material weakness will not be considered remediated until the controls are tested and management concludes that these controls are properly designed and operating effectively.
Changes in Internal Control over Financial Reporting
Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to litigation is set forth in Note 13 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.

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

3.4	Bylaws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015)

10.1	Amendment No. 1 dated as of June 15, 2018 to Credit Agreement dated as of October 5, 2017

12	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Inder M. Singh required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Inder M. Singh required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: August 1, 2018	By:	/s/ Inder M. Singh
Inder M. Singh
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michael M. Thomson
Michael M. Thomson
Vice President and
Corporate Controller
(Principal Accounting Officer)