Form 10-Q
period 2018-09-30
UNISYS CORP
filed 2018-11-09
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of September 30, 2018: 51,024,602.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Revenue
Services	$605.6	$575.5		$1,760.8	$1,735.6
Technology	82.7	90.8		303.3	261.4
	688.3	666.3		2,064.1	1,997.0
Costs and expenses
Cost of revenue:
Services	504.9	522.5	*	1,460.0	1,519.7	*
Technology	29.6	40.2	*	96.2	116.4	*
	534.5	562.7	*	1,556.2	1,636.1	*
Selling, general and administrative	90.9	97.8	*	274.5	314.2	*
Research and development	7.1	8.7	*	21.8	31.3	*
	632.5	669.2	*	1,852.5	1,981.6	*
Operating income (loss)	55.8	(2.9	)*	211.6	15.4	*
Interest expense	15.9	16.4		48.2	36.4
Other income (expense), net	(17.7)	(21.1	)*	(58.3)	(78.5	)*
Income (loss) before income taxes	22.2	(40.4)		105.1	(99.5)
Provision for income taxes	15.2	12.5		50.4	21.6
Consolidated net income (loss)	7.0	(52.9)		54.7	(121.1)
Net income (loss) attributable to noncontrolling interests	0.9	(11.8)		4.2	(5.3)
Net income (loss) attributable to Unisys Corporation	$6.1	$(41.1)		$50.5	$(115.8)
Earnings (loss) per share attributable to Unisys Corporation
Basic	$0.12	$(0.81)		$0.99	$(2.30)
Diluted	$0.12	$(0.81)		$0.89	$(2.30)
See notes to consolidated financial statements
*Amounts were changed to conform to the current-year presentation. See Note 3.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$7.0	$(52.9)	$54.7	$(121.1)
Other comprehensive income:
Foreign currency translation	(8.2)	25.5	(36.6)	99.3
Postretirement adjustments, net of tax of $1.4 and $4.3 in 2018 and $(3.9) and $(12.0) in 2017	39.1	5.2	118.0	17.2
Total other comprehensive income	30.9	30.7	81.4	116.5
Comprehensive income (loss)	37.9	(22.2)	136.1	(4.6)
Less comprehensive income (loss) attributable to noncontrolling interests	0.8	(12.2)	4.0	(5.3)
Comprehensive income (loss) attributable to Unisys Corporation	$37.1	$(10.0)	$132.1	$0.7
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$516.1	$733.9
Accounts receivable, net	492.2	503.3
Contract assets	73.3	—
Inventories:
Parts and finished equipment	12.3	13.6
Work in process and materials	10.7	12.5
Prepaid expenses and other current assets	102.6	126.2
Total current assets	1,207.2	1,389.5
Properties	857.2	898.8
Less-Accumulated depreciation and amortization	737.4	756.3
Properties, net	119.8	142.5
Outsourcing assets, net	202.0	202.3
Marketable software, net	157.2	138.3
Prepaid postretirement assets	155.0	148.3
Deferred income taxes	97.3	119.9
Goodwill	178.1	180.8
Restricted cash	17.8	30.2
Other long-term assets	193.6	190.6
Total assets	$2,328.0	$2,542.4
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$9.9	$10.8
Accounts payable	225.7	241.8
Deferred revenue	254.7	327.5
Other accrued liabilities	351.9	391.5
Total current liabilities	842.2	971.6
Long-term debt	640.1	633.9
Long-term postretirement liabilities	1,814.0	2,004.4
Long-term deferred revenue	167.4	159.0
Other long-term liabilities	68.1	100.0
Commitments and contingencies
Deficit:
Common stock, shares issued:
2018; 54.2, 2017; 53.4	0.5	0.5
Accumulated deficit	(1,725.3)	(1,963.1)
Treasury stock, shares at cost:
2018; 3.1, 2017; 2.9	(104.9)	(102.7)
Paid-in capital	4,536.6	4,526.4
Accumulated other comprehensive loss	(3,942.9)	(3,815.8)
Total Unisys stockholders’ deficit	(1,236.0)	(1,354.7)
Noncontrolling interests	32.2	28.2
Total deficit	(1,203.8)	(1,326.5)
Total liabilities and deficit	$2,328.0	$2,542.4
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Consolidated net income (loss)	$54.7	$(121.1)
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Foreign currency transaction losses (gains)	1.1	(0.5)
Non-cash interest expense	7.8	6.9
Loss on debt extinguishment	—	1.5
Employee stock compensation	10.0	8.6
Depreciation and amortization of properties	31.2	29.6
Depreciation and amortization of outsourcing assets	48.7	39.3
Amortization of marketable software	42.8	47.1
Other non-cash operating activities	(2.6)	3.3
Loss on disposal of capital assets	0.6	4.5
Gain on sale of properties	(7.3)	—
Postretirement contributions	(124.5)	(119.2)*
Postretirement expense	58.2	74.5 *
Decrease in deferred income taxes, net	9.3	2.3
Changes in operating assets and liabilities:
Receivables, net	(69.3)	3.1
Inventories	(1.3)	(2.6)
Accounts payable and other accrued liabilities	(144.1)	(15.3)
Other liabilities	(1.5)	(18.5)*
Other assets	8.8	20.2
Net cash used for operating activities	(77.4)	(36.3)
Cash flows from investing activities
Proceeds from investments	2,889.3	3,663.5
Purchases of investments	(2,892.4)	(3,632.8)
Investment in marketable software	(61.7)	(46.6)
Capital additions of properties	(25.0)	(21.8)
Capital additions of outsourcing assets	(54.4)	(60.1)
Net proceeds from sale of properties	19.2	—
Other	(0.9)	(0.8)
Net cash used for investing activities	(125.9)	(98.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	445.0
Issuance costs relating to long-term debt	—	(12.1)
Payments of long-term debt	(2.0)	(98.4)
Financing fees	(0.2)	—
Other	(2.2)	0.2
Net cash (used for) provided by financing activities	(4.4)	334.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22.5)	19.1
(Decrease) increase in cash, cash equivalents and restricted cash	(230.2)	218.9
Cash, cash equivalents and restricted cash, beginning of period	764.1	401.1
Cash, cash equivalents and restricted cash, end of period	$533.9	$620.0
See notes to consolidated financial statements
*Amounts were changed to conform to the current-year presentation. See Note 3.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2018	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
Cumulative effect adjustment - ASU No. 2014-09	(21.4)	(21.4)		(21.4)
Consolidated net income	41.7	40.6		40.6				1.1
Stock-based compensation	1.5	1.5			(2.1)	3.6
Translation adjustments	(5.1)	(5.9)					(5.9)	0.8
Postretirement plans	39.0	38.6					38.6	0.4
Balance at March 31, 2018	$(1,270.8)	$(1,301.3)	$0.5	$(1,943.9)	$(104.8)	$4,530.0	$(3,783.1)	$30.5
Consolidated net income	6.0	3.8		3.8				2.2
Stock-based compensation	4.1	4.1				4.1
Translation adjustments	(23.3)	(21.6)					(21.6)	(1.7)
Postretirement plans	39.9	39.5					39.5	0.4
Balance at June 30, 2018	$(1,244.1)	$(1,275.5)	$0.5	$(1,940.1)	$(104.8)	$4,534.1	$(3,765.2)	$31.4
Reclassification pursuant to ASU No. 2018-02	—	—		208.7			(208.7)
Consolidated net income	7.0	6.1		6.1				0.9
Stock-based compensation	2.4	2.4			(0.1)	2.5
Translation adjustments	(8.2)	(7.8)					(7.8)	(0.4)
Postretirement plans	39.1	38.8					38.8	0.3
Balance at September 30, 2018	$(1,203.8)	$(1,236.0)	$0.5	$(1,725.3)	$(104.9)	$4,536.6	$(3,942.9)	$32.2

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2017	$(1,647.4)	$(1,631.0)	$0.5	$(1,893.4)	$(100.5)	$4,515.2	$(4,152.8)	$(16.4)
Cumulative effect adjustment - ASU No. 2016-16	(4.4)	(4.4)		(4.4)
Consolidated net income (loss)	(29.7)	(32.7)		(32.7)				3.0
Stock-based compensation	1.3	1.3			(2.0)	3.3
Translation adjustments	31.1	29.8					29.8	1.3
Postretirement plans	22.4	23.5					23.5	(1.1)
Balance at March 31, 2017	$(1,626.7)	$(1,613.5)	$0.5	$(1,930.5)	$(102.5)	$4,518.5	$(4,099.5)	$(13.2)
Consolidated net income (loss)	(38.5)	(42.0)		(42.0)				3.5
Stock-based compensation	2.8	2.8			(0.2)	3.0
Translation adjustments	42.7	39.3					39.3	3.4
Postretirement plans	(10.4)	(7.2)					(7.2)	(3.2)
Balance at June 30, 2017	$(1,630.1)	$(1,620.6)	$0.5	$(1,972.5)	$(102.7)	$4,521.5	$(4,067.4)	$(9.5)
Consolidated net loss	(52.9)	(41.1)		(41.1)				(11.8)
Stock-based compensation	2.4	2.4				2.4
Translation adjustments	25.5	23.3					23.3	2.2
Postretirement plans	5.2	7.8					7.8	(2.6)
Balance at September 30, 2017	$(1,649.9)	$(1,628.2)	$0.5	$(2,013.6)	$(102.7)	$4,523.9	$(4,036.3)	$(21.7)

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)

Note 1 - Basis of Presentation
The accompanying consolidated financial statements and footnotes of Unisys Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair presentation of the results of operations, comprehensive income, financial position, cash flows and deficit for the interim periods specified. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
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
At September 30, 2018, the company had approximately $1.4 billion of remaining performance obligations of which approximately 45% is estimated to be recognized as revenue by the end of 2019. The company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed.
The company discloses disaggregation of its customer revenue by geographic areas and by classes of similar products and services, by segment (see Note 16).
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenue (contract liabilities). The disclosure of contract assets is a new requirement due to the adoption of Topic 606. At December 31, 2017, contract assets were included in accounts receivable, net on the company’s Consolidated Balance Sheet. At September 30, 2018, $5.6 million of long-term contract assets were included in other long-term assets on the company’s Consolidated Balance Sheet.
Significant changes during the three and nine months ended September 30, 2018 in the above contract asset and liability balances were as follows: revenue of $64.6 million and $255.5 million, respectively, was recognized that was included in deferred revenue at December 31, 2017.
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s Consolidated Balance Sheets. At September 30, 2018 and December 31, 2017, the company had $11.8 million and $11.0 million, respectively, of deferred commissions. For the three and nine months ended September 30, 2018, $1.8 million and $5.2 million, respectively, of amortization expense related to deferred commissions was recorded in selling, general and administrative expense in the company’s Consolidated Statement of Income.
Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in outsourcing assets, net in the company’s Consolidated Balance Sheet. The amount of such cost at September 30, 2018 and December 31, 2017 was $77.2 million and $76.0 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of sales. During the three and nine months ended September 30, 2018, $4.2 million and $14.9 million, respectively, was amortized. Recoverability of these costs are subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual cash flows could differ from these estimates.
Note 3 - Accounting Standards
Accounting Pronouncements Adopted
Effective January 1, 2018, the company adopted ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost issued by the Financial Accounting Standards Board (FASB) which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are presented separately from the line items that include service cost and outside the subtotal of operating income. ASU No. 2017-07 allows a practical expedient that permits an entity to use amounts disclosed in its pension and other postretirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance has been applied on a retrospective basis, using the practical expedient, whereby prior-period financial statements have been adjusted to reflect the adoption of the new guidance, as required by the FASB. For the three and nine months September 30, 2017, $24.1 million and $69.9 million, respectively, of net periodic benefit cost, other than service costs, was reclassified from cost of revenue, selling, general and administrative expense and research and development expense to other income (expense), net in the company’s consolidated results of operations (see Note 5).
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
The following table summarizes the effects of adopting ASU No. 2014-09 on the company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018.

	As Reported	Adjustments	Balances Without Adoption of Topic 606
For the three months ended September 30, 2018
Statement of Income
Revenue
Services	$605.6	$(3.1)	$602.5
Technology	82.7	(8.1)	74.6
Costs and expenses
Cost of revenue
Services	504.9	(0.9)	504.0
Technology	29.6	0.2	29.8
Selling, general and administrative expenses	90.9	0.3	91.2
Operating income	55.8	(10.7)	45.1
Income before income taxes	22.2	(10.7)	11.5
Provision for income taxes	15.2	(5.3)	9.9
Consolidated net income	7.0	(5.4)	1.6
Net income attributable to Unisys Corporation	6.1	(5.4)	0.7

For the nine months ended September 30, 2018
Statement of Income
Revenue
Services	$1,760.8	$(5.6)	$1,755.2
Technology	303.3	(101.1)	202.2
Costs and expenses
Cost of revenue
Services	1,460.0	(2.2)	1,457.8
Technology	96.2	(0.5)	95.7
Selling, general and administrative expenses	274.5	0.7	275.2
Operating income	211.6	(104.7)	106.9
Income before income taxes	105.1	(104.7)	0.4
Provision for income taxes	50.4	(14.7)	35.7
Consolidated net income (loss)	54.7	(90.0)	(35.3)
Net income (loss) attributable to Unisys Corporation	50.5	(90.0)	(39.5)

As of September 30, 2018
Balance Sheet
Assets
Accounts receivable, net current	$492.2	$63.5	$555.7
Contract assets	73.3	(73.3)	—
Inventories	23.0	4.6	27.6
Prepaid expenses and other current assets	102.6	0.9	103.5
Deferred income taxes - long-term	97.3	1.7	99.0

Other long-term assets	193.6	(22.5)	171.1
Total assets	2,328.0	(25.1)	2,302.9
Liabilities
Deferred revenue - current	254.7	46.5	301.2
Other accrued liabilities - current	351.9	(16.8)	335.1
Long-term deferred revenue	167.4	8.4	175.8
Other long-term liabilities	68.1	5.5	73.6
Equity
Accumulated deficit	(1,725.3)	(68.7)	(1,794.0)
Total liabilities and deficit	2,328.0	(25.1)	2,302.9
Included in the Technology revenue adjustments for the nine months ended September 30, 2018 in the above table is $53.0 million of revenue from software license extensions and renewals which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Upon adoption of the new revenue recognition rules (Topic 606) on January 1, 2018, and since the company adopted Topic 606 under the modified retrospective method whereby prior periods were not restated, the company was required to include this $53.0 million in the cumulative effect adjustment to retained earnings on January 1, 2018. Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million is January 1, 2018. The company has excluded revenue and related profit for these software licenses to reflect the balances without the adoption of Topic 606 in the above table. This is a one-time adjustment and it will not reoccur in future periods. There are additional adjustments being made in the above table, but they do not represent previously recorded revenue. Those additional adjustments represent other differences between Topic 605 and Topic 606, principally extended payment term software licenses and short-term software licenses both of which are recorded at the inception of the license term under Topic 606, but were required to be recognized ratably over the software license term under Topic 605. An additional adjustment is that under Topic 605, a company was not able to recognize software license revenue until the last software license is delivered due to the lack of vendor specific objective evidence, whereas under Topic 606, a company is required to use the standalone selling price for all performance obligations. This resulted in software license revenue being recognized sooner under Topic 606 compared with Topic 605.
Effective July 1, 2018, the company adopted ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income by applying the changes in the period of adoption. The new guidance permits companies to reclassify stranded tax effects in accumulated other comprehensive income (AOCI) caused by the U.S. Tax Cuts and Jobs Act of 2017 (TCJA) to retained earnings. Upon enactment of the TCJA, the U.S. corporate tax rate was reduced from 35% to 21% and the Company's U.S. deferred tax balances and related valuation allowances were remeasured to the lower enacted U.S. corporate tax rate. In accordance with its accounting policy, the company releases the income tax effects of deferred tax balances that have a valuation allowance from AOCI once the reason the tax effects were established cease to exist (e.g. postretirement plan is liquidated). The new guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from the TCJA to be recorded upon adoption of the guidance rather than at cessation date. On July 1, 2018, $208.7 million related to postretirement plans was reclassified from AOCI to retained earnings.
In September 2018, the company adopted SEC Release No. 33-10532, Disclosure Update and Simplification which amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the rule expands the disclosure requirements on changes in stockholders’ equity for interim periods. Under this rule, a reconciliation of changes in stockholders' equity is required for each period for which an income statement is presented. The company applied the new disclosure requirements retrospectively to all periods presented.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which clarifies the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This update is effective for fiscal years ending after December 15, 2019, with earlier adoption permitted. The new guidance can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans which adds, removes and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. This update is effective for fiscal years ending after December 15, 2020, with earlier adoption permitted. The company plans to adopt the guidance for the fiscal year ending on December 31, 2018 and will apply the changes on a retrospective basis for all periods presented. There will be no overall impact on the company’s consolidated financial position.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, loans and other financial instruments. This update is effective for annual periods beginning after December 15, 2019, with earlier adoption permitted. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets, referred to as lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an alternative transition method permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The standard is effective for annual reporting periods beginning after December 15, 2018, which for the company is January 1, 2019. The company will adopt the new guidance utilizing the alternative transition method, and is currently in the process of reviewing lease contracts, implementing new lease accounting software, establishing new processes and internal controls and evaluating the impact of certain accounting policy elections. Until this effort is completed, the company cannot fully determine the impact of adopting the new guidance. The adoption is expected to have a material impact on the consolidated financial position, and is not expected to have a material impact on the consolidated results of operations and cash flows.
Note 4 - Cost-Reduction Actions
There were no additional cost-reduction charges recorded during 2018; however, a benefit of $0.9 million and $3.1 million, respectively, was recorded for changes in estimates during the three and nine months ended September 30, 2018.
During the three months ended September 30, 2017, the company recognized cost-reduction charges and other costs of $46.1 million. Charges related to work-force reductions were $49.5 million, principally related to severance costs, and were comprised of: (a) a charge of $2.6 million for 93 employees and $(0.4) million for changes in estimates in the U.S. and (b) a charge of $48.3 million for 1,459 employees and $(1.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $(3.4) million comprised of $0.6 million for idle leased facilities costs, $0.1 million for contract amendment and termination costs, $0.9 million for professional fees and other expenses related to the cost-reduction effort, $0.7 million for net asset sales and write-offs and $(5.7) million for net foreign currency gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $42.8 million; selling, general and administrative expenses, $7.9 million; research and development expenses, $1.1 million; and other income (expense), net, $(5.7) million.
During the nine months ended September 30, 2017, the company recognized cost-reduction and other costs of $99.0 million. Charges related to work-force reductions were $86.2 million, principally related to severance costs, and were comprised of: (a) a charge of $7.9 million for 507 employees and $(0.6) million for changes in estimates in the U.S. and (b) a charge of $72.3 million for 1,835 employees, $8.2 million for additional benefits provided in 2017 and $(1.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.8 million comprised of $3.5 million for idle leased facilities costs, $5.3 million for contract amendment and termination costs, $3.9 million for professional fees and other expenses related to the cost-reduction effort, $0.7 million for net asset sales and write-offs and $(0.6) million for net foreign currency gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $70.4 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $27.4 million; research and development expenses, $1.4 million; and other income (expense), net, $(0.6) million.

Liabilities and expected future payments related to the company’s cost-reduction actions are as follows:

		Work-Force Reductions		Idle Leased Facilities Costs
	Total	U.S.	International
Balance at December 31, 2017	$117.8	$3.9	$109.6	$4.3
Payments	(34.6)	(2.8)	(30.2)	(1.6)
Changes in estimates	(2.9)	(1.0)	(2.5)	0.6
Translation adjustments	(2.9)	—	(2.8)	(0.1)
Balance at September 30, 2018	$77.4	$0.1	$74.1	$3.2
Expected future utilization on balance at September 30, 2018:
2018 remaining three months	$12.5	$0.1	$12.0	$0.4
Beyond 2018	$64.9	$—	$62.1	$2.8
Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.8	$—	$0.8	$1.0	$—	$1.0
Interest cost	63.1	46.8	16.3	71.4	52.8	18.6
Expected return on plan assets	(85.7)	(57.7)	(28.0)	(91.2)	(58.8)	(32.4)
Amortization of prior service benefit	(1.5)	(0.6)	(0.9)	(1.1)	(0.6)	(0.5)
Recognized net actuarial loss	41.9	31.4	10.5	43.5	31.6	11.9
Net periodic pension expense (benefit)	$18.6	$19.9	$(1.3)	$23.6	$25.0	$(1.4)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$2.4	$—	$2.4	$4.2	$—	$4.2
Interest cost	191.1	140.0	51.1	212.2	158.5	53.7
Expected return on plan assets	(259.9)	(172.9)	(87.0)	(270.7)	(176.4)	(94.3)
Amortization of prior service benefit	(4.7)	(1.9)	(2.8)	(3.6)	(1.9)	(1.7)
Recognized net actuarial loss	126.0	93.8	32.2	132.5	94.8	37.7
Curtailment gain	—	—	—	(5.2)	—	(5.2)
Net periodic pension expense (benefit)	$54.9	$59.0	$(4.1)	$69.4	$75.0	$(5.6)

(i)
Service cost is reported in cost of revenue - services and selling, general and administrative expenses. All other components of net periodic pension expense are reported in other income (expense), net in the Consolidated Statements of Income.

In 2018, the company expects to make cash contributions of approximately $130.3 million to its worldwide defined benefit pension plans, which are comprised of $80.6 million for the company’s U.S. qualified defined benefit pension plans and $49.7 million primarily for the company’s non-U.S. defined benefit pension plans. In 2017, the company made cash contributions of $138.4 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2018 and 2017, the company made cash contributions of $117.5 million and $110.8 million, respectively.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2018 and 2017 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost(i)	$0.2	$0.2	$0.5	$0.4
Interest cost	1.1	1.4	3.5	4.4
Expected return on assets	(0.1)	(0.1)	(0.3)	(0.3)
Recognized net actuarial loss	0.4	0.3	0.9	0.9
Amortization of prior service benefit	(0.5)	(0.1)	(1.3)	(0.3)
Net periodic postretirement benefit expense	$1.1	$1.7	$3.3	$5.1

(i)
Service cost is reported in selling, general and administrative expenses. All other components of net periodic postretirement benefit expense are reported in other income (expense), net in the Consolidated Statements of Income.

The company expects to make cash contributions of approximately $12.0 million to its postretirement benefit plan in 2018 compared to $12.2 million in 2017. For the nine months ended September 30, 2018 and 2017, the company made cash contributions of $7.0 million and $8.4 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2018, 2.3 million shares of unissued common stock of the company were available for granting under these plans.
As of September 30, 2018, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost net of a forfeiture rate in selling, general and administrative expenses, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2018 and 2017, the company recorded $10.0 million and $8.6 million of share-based compensation expense, respectively, which was comprised of $9.9 million and $7.8 million of restricted stock unit expense and $0.1 million and $0.8 million of stock option expense, respectively.
There were no grants of stock option awards during the nine months ended September 30, 2018 and 2017.
A summary of stock option activity for the nine months ended September 30, 2018 follows (shares in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,758	$26.35
Granted	—	—
Exercised	(1)	15.66
Forfeited and expired	(597)	23.72
Outstanding at September 30, 2018	1,160	27.72	1.42	$0.2
Expected to vest at September 30, 2018	6	11.99	4.20	$0.1
Exercisable at September 30, 2018	1,154	27.81	1.41	$0.2
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

A summary of restricted stock unit activity for the nine months ended September 30, 2018 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,688	$13.39
Granted	1,449	12.53
Vested	(767)	13.43
Forfeited and expired	(198)	12.57
Outstanding at September 30, 2018	2,172	12.90
The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2018 and 2017 was $17.9 million and $14.3 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

Nine Months Ended September 30, 2018
Weighted-average fair value of grant	$15.20
Risk-free interest rate(i)	2.26%
Expected volatility(ii)	52.97%
Expected life of restricted stock units in years(iii)	2.88
Expected dividend yield	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period
As of September 30, 2018, there was $15.6 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the nine months ended September 30, 2018 and 2017 was $10.3 million and $7.3 million, respectively.
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

During the three months ended September 30, 2018, the company recognized a benefit of $6.6 million due to the release of a valuation allowance on certain foreign deferred tax assets (net operating losses) as a result of the identification of an additional source of taxable income available in prior periods. In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (AMT) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section 168(k)(4). The decision to make this election resulted in a tax benefit of $21.1 million in 2017.
Note 8 — Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2018 and 2017 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$6.1	$(41.1)	$50.5	$(115.8)
Weighted average shares	51,021	50,471	50,918	50,388
Basic earnings (loss) per common share	$0.12	$(0.81)	$0.99	$(2.30)
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$6.1	$(41.1)	$50.5	$(115.8)
Add interest expense on convertible senior notes, net of tax of zero	—	—	14.6	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$6.1	$(41.1)	$65.1	$(115.8)
Weighted average shares	51,021	50,471	50,918	50,388
Plus incremental shares from assumed conversions:
Employee stock plans	697	—	479	—
Convertible senior notes	—	—	21,868	—
Adjusted weighted average shares	51,718	50,471	73,265	50,388
Diluted earnings (loss) per common share	$0.12	$(0.81)	$0.89	$(2.30)

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,136	2,236	1,274	2,215
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	21,868	21,868	—	21,868

(i)	Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 9 - Properties
In the second quarter of 2018, the company sold a building and land located in the United Kingdom. The company received net proceeds of $19.2 million and recorded a pretax gain of $7.3 million which was recorded in selling, general and administrative expense in the Consolidated Statements of Income.
Note 10 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2018 and December 31, 2017, the notional amount of these contracts was $380.0 million and $514.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

The following table summarizes the fair value of the company’s foreign exchange forward contracts as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Balance Sheet Location
Prepaid expenses and other current assets	$0.7	$4.9
Other accrued liabilities	3.8	1.6
Total fair value	$(3.1)	$3.3
The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Statement of Income Location
Other income (expense), net	$(2.7)	$5.8	$(9.6)	$27.3
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes due 2022	$431.4	$496.1	$429.6	$492.8
5.50% convertible senior notes due 2021	$192.2	$476.2	$186.3	$237.9
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 11 - Goodwill
At September 30, 2018, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.4 million.
Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2018 were as follows:

	Total	Services	Technology
Balance at December 31, 2017	$180.8	$72.1	$108.7
Translation adjustments	(2.7)	(2.7)	—
Balance at September 30, 2018	$178.1	$69.4	$108.7

Note 12 - Debt
Long-term debt is comprised of the following:

	September 30, 2018	December 31, 2017
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $8.6 million and $10.4 million at September 30, 2018 and December 31, 2017, respectively)	$431.4	$429.6
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $21.3 million and $27.2 million at September 30, 2018 and December 31, 2017, respectively)	192.2	186.3
Capital leases	6.1	7.5
Other debt	20.3	21.3
Total	650.0	644.7
Less – current maturities	9.9	10.8
Total long-term debt	$640.1	$633.9

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
Interest expense related to the 2021 notes for the three and nine month periods ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest coupon	$2.9	$2.9	$8.8	$8.8
Amortization of debt discount	1.7	1.6	4.9	4.5
Amortization of debt issuance costs	0.3	0.3	0.9	0.9
Total	$4.9	$4.8	$14.6	$14.2

Holders of the 2021 Notes have the right to convert the 2021 Notes equivalent to an initial conversion price of approximately $9.76 per share of common stock prior to December 1, 2020, but only upon the occurrence of specified events described in the 2021 Notes indenture (the “indenture”). As certain conditions within the indenture have been met during the current quarter, the 2021 Notes’ holders have the right to convert during the quarter ending December 31, 2018.
Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit. During the second quarter of 2018, the maximum amount available under the facility was increased from $125.0 million to $145.0 million (with a limit on letters of credit of $30.0 million). The accordion feature contained in the Credit Agreement that permitted this increase allows for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2018, the company had no borrowings and $6.4 million of letters of credit outstanding, and availability under the facility was $103.4 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have been redeemed or refinanced.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value added taxes, customs, duties, sales and other non-income related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2018, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $98 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends overpayments of approximately $68 million for the period January 2002 through July 2011 and sought data to identify the claims at issue for the remaining time period. On August 14, 2018, the Louisiana Court of Appeal for the First Circuit dismissed the case. On September 27, 2018, the Court denied the State’s motion for a rehearing. On October 26, 2018, the State applied for a writ of review to the Louisiana Supreme Court.
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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2018, it has adequate provisions for any such matters.
Note 14 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) as of December 31, 2017 and September 30, 2018 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2017	$(3,815.8)	$(817.0)	$(2,998.8)
Reclassification pursuant to ASU No. 2018-02	(208.7)	—	(208.7)
Other comprehensive income before reclassifications	(34.2)	(35.3)	1.1
Amounts reclassified from accumulated other comprehensive income	115.8	—	115.8
Current period other comprehensive income	(127.1)	(35.3)	(91.8)
Balance at September 30, 2018	$(3,942.9)	$(852.3)	$(3,090.6)
Amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Translation Adjustments(i):
Adjustment for substantial completion of liquidation of foreign subsidiaries	$—	$5.7	$—	$0.6
Postretirement Plans(ii):
Amortization of prior service cost	(1.7)	(1.3)	(5.3)	(4.1)
Amortization of actuarial losses	41.5	43.1	124.9	131.3
Curtailment gain(ii)	—	—	—	(5.2)
Total before tax	39.8	47.5	119.6	122.6
Income tax benefit	(1.3)	(1.4)	(3.8)	(3.6)
Total reclassification for the period	$38.5	$46.1	$115.8	$119.0

(i)	Reported in other income (expense), net in the Consolidated Statements of Income
(ii)	These items are included in net periodic postretirement cost (see Note 5).
Noncontrolling interests as of December 31, 2017 and September 30, 2018 are as follows:

Noncontrolling Interests
Balance at December 31, 2017	$28.2
Net income	4.2
Translation adjustments	(1.3)
Postretirement plans	1.1
Balance at September 30, 2018	$32.2

Note 15 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
Cash paid during the period for:
Income taxes, net of refunds	$37.4	$36.0
Interest	$35.7	$16.4
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$516.1	$733.9
Restricted cash	17.8	30.2
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$533.9	$764.1
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

Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2018 was $0.1 million, and for the three months ended September 30, 2017 was immaterial. The amount for the nine months ended September 30, 2018 and 2017 was $2.3 million and $1.0 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2018 and 2017 is presented below:

	Total		Corporate	Services	Technology
Three Months Ended September 30, 2018
Customer revenue	$688.3		$—	$605.6	$82.7
Intersegment	—		(4.3)	—	4.3
Total revenue	$688.3		$(4.3)	$605.6	$87.0
Operating income	$55.8		$2.7	$18.6	$34.5

Three Months Ended September 30, 2017
Customer revenue	$666.3		$—	$575.5	$90.8
Intersegment	—		(4.4)	—	4.4
Total revenue	$666.3		$(4.4)	$575.5	$95.2
Operating income (loss)	$(2.9	)*	$(51.2)*	$18.7	$29.6

Nine Months Ended September 30, 2018
Customer revenue	$2,064.1		$—	$1,760.8	$303.3
Intersegment	—		(18.3)	—	18.3
Total revenue	$2,064.1		$(18.3)	$1,760.8	$321.6
Operating income	$211.6		$2.6	$54.3	$154.7

Nine Months Ended September 30, 2017
Customer revenue	$1,997.0		$—	$1,735.6	$261.4
Intersegment	—		(15.1)	—	15.1
Total revenue	$1,997.0		$(15.1)	$1,735.6	$276.5
Operating income (loss)	$15.4	*	$(98.2)*	$36.6	$77.0

*	Amounts were changed to conform to the current-year presentation. See Note 3.

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Total segment operating income	$53.1	$48.3		$209.0	$113.6
Interest expense	(15.9)	(16.4)		(48.2)	(36.4)
Other income (expense), net	(17.7)	(21.1)	*	(58.3)	(78.5)	*
Cost-reduction (charges) benefit(i)	0.9	(51.8)		3.1	(99.6)
Corporate and eliminations	1.8	0.6	*	(0.5)	1.4	*
Total income (loss) before income taxes	$22.2	$(40.4)		$105.1	$(99.5)

*	Amounts were changed to conform to the current-year presentation. See Note 3.
(i)
The three and nine months ended September 30, 2017 excludes $5.7 million and $0.6 million, respectively, for net foreign currency gains related to exiting foreign countries which are reported in other income (expense), net in the Consolidated Statements of Income.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Services
Cloud & infrastructure services	$348.3	$326.9	*	$1,000.2	$994.8	*
Application services	191.2	200.7	*	578.1	592.9	*
Business process outsourcing services	66.1	47.9		182.5	147.9
	605.6	575.5		1,760.8	1,735.6
Technology	82.7	90.8		303.3	261.4
Total	$688.3	$666.3		$2,064.1	$1,997.0

*	Amounts were changed to conform to the current-year presentation.
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$313.2	$313.2	$905.0	$955.5
United Kingdom	82.0	65.8	277.7	211.3
Other foreign	293.1	287.3	881.4	830.2
Total	$688.3	$666.3	$2,064.1	$1,997.0

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
For the nine months ended September 30, 2018, the company reported net income attributable to Unisys Corporation of $50.5 million, or income of $0.89 per diluted share, compared with a net loss of $115.8 million, or a loss of $2.30 per diluted share for the nine months ended September 30, 2017. The company’s results of operations in the current period were positively impacted by the Topic 606 adjustment described above, lower cost-reduction charges and savings due to cost-reduction actions partially offset by an increase in income tax expense.
Results of operations
Company results
Three months ended September 30, 2018 compared with the three months ended September 30, 2017
Revenue for the quarter ended September 30, 2018 was $688.3 million compared with $666.3 million for the third quarter of 2017, an increase of 3.3% from the prior year. Foreign currency fluctuations had a 3 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue increased 5.2% and Technology revenue decreased 8.9% in the current quarter compared with the year-ago period. U.S. revenue was flat quarter over quarter. International revenue increased 6.2% in the current quarter primarily due to increases in the European and Asia Pacific regions partially offset by a decline in Latin America. Foreign currency had a 5 percentage-point negative impact on international revenue in the three months ended September 30, 2018 compared with the three months ended September 30, 2017.
No cost-reduction charges were recorded in the three months ended September 30, 2018; however, a benefit of $0.9 million was recorded in the current quarter for changes in estimates. During the three months ended September 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $46.1 million. The charges related to work-force reductions were $49.5 million, principally related to severance costs, and were comprised of: (a) a charge of $2.6 million for 93 employees and $(0.4) million for changes in estimates in the U.S. and (b) a charge of $48.3 million for 1,459 employees and $(1.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $(3.4) million comprised of $0.6 million for idle leased facilities costs, $0.1 million for contract amendment and termination costs, $0.9 million for professional fees and other expenses related to the cost-reduction effort, $0.7 million for net asset sales and write-offs and $(5.7) million for net foreign currency gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $42.8 million; selling, general and administrative expenses, $7.9 million; research and development expenses, $1.1 million; and other income (expense), net, $(5.7) million.

Total gross profit margin was 22.3% in the three months ended September 30, 2018 compared with 15.5% in the three months ended September 30, 2017. Included in the 2017 gross profit margin were cost-reduction charges of $42.8 million compared with a benefit of $0.7 million in 2018 for changes in estimates. The increase in gross profit margin excluding these charges principally reflects benefits derived in 2018 from the prior-years’ cost-reduction actions.
Selling, general and administrative expense in the three months ended September 30, 2018 was $90.9 million (13.2% of revenue) compared with $97.8 million (14.7% of revenue) in the year-ago period. The decrease in selling, general and administrative expense is principally attributed to a decrease of $8.1 million in cost-reduction charges and benefits derived in 2018 from the prior-years’ cost-reduction actions.
Research and development (R&D) expense in the third quarter of 2018 was $7.1 million compared with $8.7 million in the third quarter of 2017. The decrease is principally attributed to an increase in capitalized marketable software.
For the three months ended September 30, 2018, postretirement expense was $19.7 million compared with postretirement expense of $25.3 million for the three months ended September 30, 2017. The change in postretirement expense in 2018 from 2017 was principally due to a lower interest cost component of postretirement expense for the company’s U.S. defined benefit pension plans. For the full year 2018, the company expects to recognize postretirement expense of approximately $73.2 million compared with $98.1 million for the full year of 2017. The company records the service cost component of postretirement income or expense in cost of revenue and selling, general and administrative expenses. All other components of postretirement income or expense are recorded in other income (expense), net in the Consolidated Statements of Income.
For the third quarter of 2018, the company reported an operating profit of $55.8 million compared with an operating loss of $2.9 million in the third quarter of 2017. The principal items affecting the comparison of 2018 to 2017 were charges of $51.8 million in 2017 related to the cost-reduction actions compared with a benefit of $0.9 million in 2018 for changes in estimates and benefits derived in 2018 from the prior-years’ cost-reduction actions.
Interest expense for the three months ended September 30, 2018 was $15.9 million compared with $16.4 million for the three months ended September 30, 2017.
Other income (expense), net was expense of $17.7 million in the third quarter of 2018 compared with expense of $21.1 million in the third quarter of 2017. Included in 2018 was postretirement expense, excluding service cost, of $18.7 million as described above and foreign exchange gains of $1.7 million. The prior-year period included postretirement expense, excluding service cost, of $24.1 million, $5.7 million of net foreign currency gains related to exiting foreign countries in connection with the company’s restructuring plan and $3.5 million of foreign exchange losses.
Effective July 1, 2018, the company’s Argentinian subsidiary began to apply highly inflationary accounting due to cumulative inflation of approximately 100 percent or more over the last 3-year period. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. The impact of applying highly inflationary accounting for the quarter ended September 30, 2018 was immaterial.
Income before income taxes for the three months ended September 30, 2018 was $22.2 million compared with a loss of $40.4 million for the three months ended September 30, 2017. The increase is principally attributed to lower cost-reduction charges and savings due to prior-years’ cost-reduction actions.
The provision for income taxes was $15.2 million in the current quarter compared with $12.5 million in the year-ago period. During the three months ended September 30, 2018, the company recognized a benefit of $6.6 million due to the release of a valuation allowance on certain foreign deferred tax assets (net operating losses) as a result of the identification of an additional source of taxable income available in prior periods. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net income attributable to Unisys Corporation for the three months ended September 30, 2018 was $6.1 million, or income of $0.12 per diluted share, compared with a net loss of $41.1 million, or loss of $0.81 per diluted share, for the three months ended September 30, 2017. The increase is principally attributed to lower cost-reduction charges and savings due to prior-years’ cost-reduction actions.

Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017
Revenue for the nine months ended September 30, 2018 was $2,064.1 million compared with $1,997.0 million for the nine months ended September 30, 2017, an increase of 3.4% from the prior year principally due to the impact of the Topic 606 adjustment described above. Excluding this adjustment, revenue was relatively flat. Foreign currency fluctuations had a 1 percentage-point positive impact on revenue in the current period compared with the year-ago period.
Services revenue increased 1.5% and Technology revenue increased 16.0% for the nine months ended September 30, 2018 compared with the year-ago period with the Topic 606 adjustment primarily contributing to the Technology revenue increase. Excluding this adjustment, Technology revenue decreased 4.2%. U.S. revenue decreased 5.3% in the current period compared with the year-ago period. International revenue increased 11.3% in the current period primarily due to increases in the European and Asia Pacific regions partially offset by a decline in Latin America. Without the Topic 606 adjustment, U.S. revenue decreased 5.8% and international revenue increased 6.7%. Foreign currency had a 2 percentage-point positive impact on international revenue in the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.
No cost-reduction charges were recorded in the nine months ended September 30, 2018; however, a benefit of $3.1 million was recorded in the current period for changes in estimates. During the nine months ended September 30, 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $99.0 million. The charges related to work-force reductions were $86.2 million, principally related to severance costs, and were comprised of: (a) a charge of $7.9 million for 507 employees and $(0.6) million for changes in estimates in the U.S. and (b) a charge of $72.3 million for 1,835 employees, $8.2 million for additional benefits provided in 2017 and $(1.6) million for changes in estimates outside the U.S. In addition, the company recorded charges of $12.8 million comprised of $3.5 million for idle leased facilities costs, $5.3 million for contract amendment and termination costs, $3.9 million for professional fees and other expenses related to the cost-reduction effort, $0.7 million for net asset sales and write-offs and $(0.6) million for net foreign currency gains related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $70.4 million; cost of revenue - technology, $0.4 million, selling, general and administrative expenses, $27.4 million, research and development expenses, $1.4 million; and other income (expense), net, $(0.6) million.
Total gross profit margin was 24.6% in the nine months ended September 30, 2018 compared with 18.1% in the nine months ended September 30, 2017. Included in the 2017 gross profit margin were cost-reduction charges of $70.8 million compared with a benefit of $4.2 million in 2018 for changes in estimates. The increase in gross profit margin excluding these charges principally reflects the impact of the Topic 606 adjustment described above and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, total gross profit margin in the nine months ended September 30, 2018 was 22.6%.
Selling, general and administrative expense in the nine months ended September 30, 2018 was $274.5 million (13.3% of revenue) compared with $314.2 million (15.7% of revenue) in the year-ago period. The decrease in selling, general and administrative expense is principally attributed to a decrease of $26.3 million in cost-reduction charges, a $7.3 million gain on the sale of property in the U.K. recorded in 2018 and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, selling, general and administrative expense as a percentage of revenue was 13.6% in the nine months ended September 30, 2018.
R&D expense for the nine months ended September 30, 2018 was $21.8 million compared with $31.3 million in the prior-year period. The decrease is principally attributed to an increase in capitalized marketable software.
For the nine months ended September 30, 2018, postretirement expense was $58.2 million compared with postretirement expense of $74.5 million for the nine months ended September 30, 2017. The change in postretirement expense in 2018 from 2017 was principally due to a lower interest cost component of postretirement expense for the company’s U.S. defined benefit pension plans partially offset by a curtailment gain recognized in 2017 related to a foreign defined benefit plan.
For the nine months ended September 30, 2018, the company reported an operating profit of $211.6 million compared with an operating profit of $15.4 million in the prior-year period. The principal items affecting the comparison of 2018 to 2017 were the Topic 606 adjustment described above, charges of $99.6 million in 2017 related to cost-reduction actions compared with a benefit of $3.1 million in 2018 for changes in estimates, a $7.3 million gain on the sale of property in the U.K. recorded in 2018 and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, operating profit in the nine months ended September 30, 2018 was $158.6 million.
Interest expense for the nine months ended September 30, 2018 was $48.2 million compared with $36.4 million for the nine months ended September 30, 2017. The increase was principally caused by the issuance of the senior secured notes due 2022 in the second quarter of 2017. See Note 12 of the Notes to Consolidated Financial Statements.
Other income (expense), net was expense of $58.3 million in the nine months ended September 30, 2018 compared with expense of $78.5 million in 2017. Included in the current period was postretirement expense, excluding service cost, of $55.3 million as described above and foreign exchange losses of $0.7 million. The prior-year period included postretirement expense, excluding service cost, of $69.9 million, $0.6 million of net foreign currency gains related to exiting foreign countries in connection with the company’s restructuring plan and $7.5 million of foreign exchange losses.
Income (loss) before income taxes for the nine months ended September 30, 2018 was income of $105.1 million compared with a loss of $99.5 million for the nine months ended September 30, 2017. The increase is principally attributed to the Topic 606 adjustment described above, lower cost-reduction charges, a gain on the sale of property in the U.K. recorded in 2018 and savings due to cost-reduction actions partially offset by an increase in interest expense.
The provision for income taxes was $50.4 million in the current period compared with $21.6 million in the year-ago period. The Topic 606 adjustment contributed $5.3 million of the increase from the prior-year period to the current-year period and was partially offset by a benefit of $6.6 million due to the release of a valuation allowance on certain foreign deferred tax assets (net operating losses) as a result of the identification of an additional source of taxable income available in prior periods. In the second quarter of 2017, the company elected to receive cash refunds of a portion of its U.S. alternative minimum tax (AMT) credit carryforwards in lieu of claiming bonus depreciation as provided by Internal Revenue Code Section168(k)(4). The decision to make this election resulted in a tax benefit of $21.1 million recorded during the nine months ended September 30, 2017.
Net income attributable to Unisys Corporation for the nine months ended September 30, 2018 was $50.5 million, or income of $0.89 per diluted share, compared with a net loss of $115.8 million, or loss of $2.30 per diluted share, for the nine months ended September 30, 2017. The increase is principally attributed to the Topic 606 adjustment described above, lower cost-reduction charges, a gain on the sale of property in the U.K. recorded in 2018 and savings due to cost-reduction actions partially offset by an increase in interest expense and income tax expense.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2018 was $0.1 million, and for the three months ended September 30, 2017 was immaterial. The amount for the nine months ended September 30, 2018 and 2017 was $2.3 million and $1.0 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
Three months ended September 30, 2018 compared with the three months ended September 30, 2017
Information by business segment is presented below:

	Total		Eliminations	Services	Technology
Three Months Ended September 30, 2018
Customer revenue	$688.3		$—	$605.6	$82.7
Intersegment	—		(4.3)	—	4.3
Total revenue	$688.3		$(4.3)	$605.6	$87.0
Gross profit percent	22.3%			15.9%	62.4%
Operating profit percent	8.1%			3.1%	39.7%

Three Months Ended September 30, 2017
Customer revenue	$666.3		$—	$575.5	$90.8
Intersegment	—		(4.4)	—	4.4
Total revenue	$666.3		$(4.4)	$575.5	$95.2
Gross profit percent	15.5%	*		16.5%	53.3%
Operating profit (loss) percent	(0.4)%	*		3.2%	31.1%

Gross profit and operating profit percent are as a percent of total revenue.

*	Amounts were changed to conform to the current-year presentation. See Note 3.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,			Percent Change
	2018	2017
Services
Cloud & infrastructure services	$348.3	$326.9	*	6.5%
Application services	191.2	200.7	*	(4.7)%
Business process outsourcing services	66.1	47.9		38.0%
	605.6	575.5		5.2%
Technology	82.7	90.8		(8.9)%
Total	$688.3	$666.3		3.3%

*	Amounts were changed to conform to the current-year presentation.
In the Services segment, customer revenue was $605.6 million for the three months ended September 30, 2018, up 5.2% from the three months ended September 30, 2017. Foreign currency translation had a 2 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago quarter.
Revenue from cloud & infrastructure services was $348.3 million in the current quarter, up 6.5% compared with the prior-year quarter. Foreign currency fluctuations had a 2 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 4.7% for the three-month period ended September 30, 2018 compared with the three-month period ended September 30, 2017. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 38.0% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 2 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.

Services gross profit was 15.9% in the third quarter of 2018 compared with 16.5% in the year-ago period. Services operating profit percent was 3.1% in the three months ended September 30, 2018 compared with 3.2% in the three months ended September 30, 2017. The decline in Services margins is primarily attributed to new Services contracts in implementation stage.
In the Technology segment, customer revenue decreased 8.9% to $82.7 million in the current quarter compared with $90.8 million in the year-ago period. Foreign currency translation had a 4 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 62.4% in the current quarter compared with 53.3% in the year-ago quarter. Technology operating profit percent was 39.7% in the three months ended September 30, 2018 compared with 31.1% in the three months ended September 30, 2017. The improvements to Technology margins were driven in part by a higher mix of software sales in the current quarter.
Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017
Information by business segment is presented below:

	Total		Eliminations	Services	Technology
Nine Months Ended September 30, 2018
Customer revenue	$2,064.1		$—	$1,760.8	$303.3
Intersegment	—		(18.3)	—	18.3
Total revenue	$2,064.1		$(18.3)	$1,760.8	$321.6
Gross profit percent	24.6%			16.3%	66.7%
Operating profit percent	10.3%			3.1%	48.1%

Nine Months Ended September 30, 2017
Customer revenue	$1,997.0		$—	$1,735.6	$261.4
Intersegment	—		(15.1)	—	15.1
Total revenue	$1,997.0		$(15.1)	$1,735.6	$276.5
Gross profit percent	18.1%	*		16.3%	53.2%
Operating profit percent	0.8%	*		2.1%	27.8%

Gross profit and operating profit percent are as a percent of total revenue.

*	Amounts were changed to conform to the current-year presentation. See Note 3.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Nine Months Ended September 30,			Percent Change
	2018	2017
Services
Cloud & infrastructure services	$1,000.2	$994.8	*	0.5%
Application services	578.1	592.9	*	(2.5)%
Business process outsourcing services	182.5	147.9		23.4%
	1,760.8	1,735.6		1.5%
Technology	303.3	261.4		16.0%
Total	$2,064.1	$1,997.0		3.4%

*	Amounts were changed to conform to the current-year presentation.
In the Services segment, customer revenue was $1,760.8 million for the nine months ended September 30, 2018, up 1.5% from the nine months ended September 30, 2017. Foreign currency translation had a 1 percentage-point positive impact on Services revenue in the current period compared with the year-ago period.
Revenue from cloud & infrastructure services was $1,000.2 million for the nine months ended September 30, 2018, up 0.5% compared with the year-ago period. Foreign currency fluctuations had a 1 percentage-point positive impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.

Application services revenue decreased 2.5% for the nine-month period ended September 30, 2018 compared with the nine-month period ended September 30, 2017. Foreign currency fluctuations had an immaterial impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 23.4% in the current period compared with the prior-year period. Foreign currency fluctuations had a 5 percentage-point positive impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 16.3% for both the nine months ended September 30, 2018 and the nine months ended September 30, 2017. Services operating profit percent was 3.1% in the nine months ended September 30, 2018 compared with 2.1% in the nine months ended September 30, 2017. Current-period margins were positively impacted by a gain on the sale of property in the U.K offset in part by new Services contracts in implementation stage.
In the Technology segment, customer revenue increased 16.0% to $303.3 million in the current period compared with $261.4 million in the year-ago period. The increase is principally attributed to the Topic 606 adjustment described above. Foreign currency translation had an immaterial impact on Technology revenue in the current period compared with the year-ago period. Excluding the Topic 606 adjustment, customer revenue decreased 4.2%.
Technology gross profit was 66.7% in the current period compared with 53.2% in the year-ago period. Technology operating profit percent was 48.1% in the nine months ended September 30, 2018 compared with 27.8% in the nine months ended September 30, 2017. The increase in gross profit and operating profit was principally due to the Topic 606 adjustment coupled with lower R&D costs and a higher mix of software sales in the current period. Excluding the impact of the Topic 606 adjustment, gross profit percent was 60.1% and operating profit percent was 37.9% in the current period.
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
Cash and cash equivalents at September 30, 2018 were $516.1 million compared to $733.9 million at December 31, 2017.
As of September 30, 2018, $315.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.
During the nine months ended September 30, 2018, cash used for operations was $77.4 million compared to cash usage of $36.3 million for the nine months ended September 30, 2017. The fluctuation in cash flows from operating activities is principally driven by an increase in receivables related to several Technology contracts signed late in the current quarter.
Cash used for investing activities during the nine months ended September 30, 2018 was $125.9 million compared to cash usage of $98.6 million during the nine months ended September 30, 2017. Net purchases of investments were $3.1 million for the nine months ended September 30, 2018 compared with net proceeds of $30.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $61.7 million compared with $46.6 million in the year-ago period, capital additions of properties were $25.0 million in 2018 compared with $21.8 million in 2017 and capital additions of outsourcing assets were $54.4 million in 2018 compared with $60.1 million in 2017. The increase in capital additions of marketable software is attributed to additional development of the company’s proprietary software. In addition, the current year includes net proceeds of $19.2 million related to the sale of property in the U.K.
Cash used for financing activities during the nine months ended September 30, 2018 was $4.4 million compared to cash provided by financing activities of $334.7 million during the nine months ended September 30, 2017. In the prior-year period, the company issued $440.0 million of notes and received net proceeds of $427.9 million and retired the remaining aggregate principal amount of $95.0 million of its 6.25% senior notes.
At September 30, 2018, total debt was $650.0 million compared to $644.7 million at December 31, 2017. The increase is primarily due to the amortization of debt issuance costs and fees.

The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit. During the second quarter of 2018, the maximum amount available under the facility was increased from $125.0 million to $145.0 million (with a limit on letters of credit of $30.0 million). The accordion feature contained in the Credit Agreement that permitted this increase allows for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2018, the company had no borrowings and $6.4 million of letters of credit outstanding, and availability under the facility was $103.4 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have been redeemed or refinanced.
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
At September 30, 2018, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2018, the company expects to make cash contributions of approximately $130.3 million to its worldwide defined benefit pension plans, which are comprised of $49.7 million primarily for non-U.S. defined benefit pension plans and $80.6 million for the company’s U.S. qualified defined benefit pension plans. In the third quarter of 2018, the company completed tri-annual negotiations of one of its international defined benefit pension plans which resulted in a $10.0 million decrease in estimated 2018 cash contributions.
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
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors. As certain conditions within the 2021 Notes indenture have been met during the current quarter, the 2021 Notes holders have the right to convert during the quarter ending December 31, 2018.
Critical accounting policies and estimates update
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. The company bases its estimates and judgments on historical experience and on other assumptions that it believes are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments and assumptions and actual results, the financial statements will be affected. There are a number of accounting policies, methods and estimates affecting the company’s financial statements as described in Note 1 of the Notes to Consolidated Financial Statements in the company’s 2017 Form 10-K. Significant changes to these critical accounting policies and estimates as a result of adopting Topic 606 are discussed below.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of September 30, 2018.
As previously reported in the company’s 2017 Form 10-K, filed with the Securities and Exchange Commission on March 12, 2018, in connection with the company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weakness in the company’s internal control over financial reporting as of December 31, 2017 which is in the process of being remediated as of September 30, 2018.
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
Management believes that the above actions are fully implemented and will be effective in remediating this material weakness. However, the company’s material weakness will not be considered remediated until the controls are tested during 2018 as part of its Section 404 compliance program and management concludes that these controls are properly designed and operating effectively.
Changes in Internal Control over Financial Reporting
Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UNISYS CORPORATION

Date: November 8, 2018	By:	/s/ Inder M. Singh
Inder M. Singh
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ Michael M. Thomson
Michael M. Thomson
Vice President and
Corporate Controller
(Principal Accounting Officer)