Form 10-K
period 2018-12-31
UNISYS CORP
filed 2019-03-04
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $647.8 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 29, 2018. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2019: 51,034,601
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
Factors that could affect our future results include, but are not limited to, the following:

•	our ability to improve revenue and margins in our Services business;

•	our ability to maintain our installed base and sell new solutions in our Technology business;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	our significant pension obligations and required cash contributions and requirements to make additional significant cash contributions to our defined benefit pension plans;

•	cybersecurity breaches could result in significant costs and could harm our business and reputation;

•	the potential adverse effects of a U.S. Federal government shutdown;

•	our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;

•	our ability to retain significant clients;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	our ability to access financing markets;

•	our ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	contracts with U.S. governmental agencies may subject us to audits, criminal penalties, sanctions and other expenses and fines;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the business and financial risk in implementing future acquisitions or dispositions;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	an involuntary termination of the company’s U.S. qualified defined benefit pension plans;

•	the potential for intellectual property infringement claims to be asserted against us or our clients;

•	the possibility that legal proceedings could affect our results of operations or cash flow or may adversely affect our business or reputation; and

•	the adverse effects of global economic conditions, acts of war, terrorism or natural disasters.
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
Our solutions are designed to build better outcomes - securely - for our clients, enabling them to:

•	Enhance enterprise security;

•	Transform core business processes to compete more effectively in their markets;

•	Improve user engagement for customers and workers, streamline operations and enhance go-to-market efforts;

•	Optimize IT infrastructure to meet digital-business requirements; and

•	Simplify management of IT infrastructure and service delivery.
Within Services, our principal solutions include cloud and infrastructure services, application services and business process outsourcing services, each of which is delivered with advanced security built in.

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
In Technology, we design and develop software and offer hardware and other related products to help clients improve security and flexibility, reduce costs and improve the efficiency of their data-center environments. As a pioneer in large-scale computing, we offer deep experience and rich technological capabilities in transaction-intensive, mission-critical operating environments. We provide a range of data-center, infrastructure management and cloud computing offerings to help clients virtualize and automate their data-center environments.
Our Technology products include:

•
Unisys ClearPath Forward®, a secure, scalable software operating environment for high-intensity enterprise computing capable of delivering Unisys security across multiple platforms. The ClearPath Forward operating environment is hardware-independent and provides a tested, integrated stack of software products that run on a range of contemporary, commonly-deployed Intel x86 server platforms and select virtualization environments of the client’s choice.

•
Unisys Stealth® security software, which enables trusted identities to access micro-segmented critical assets and safely communicate through secure, encrypted channels. Stealth™ establishes irrefutable user authentication, prevents lateral attacker movement and reduces data center, mobile and cloud attack surfaces. Stealth also reduces the cost and complexity of securing information and operation technology such as industrial control systems, allowing organizations to meet compliance and security mandates.

Our industry application products include solutions that securely help law enforcement agencies solve crime and social services case workers assist families; travel and transportation companies manage freight and distribution; life sciences and healthcare companies manage medical devices; and financial institutions deliver omnichannel banking.
We market our security-centric solutions primarily through a direct sales force. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio. In certain foreign countries, we market primarily through distributors.
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

Patents, Trademarks and Licenses
As of January 31, 2019, Unisys owns over 615 active U.S. patents and over 50 active patents granted in twelve non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.
Unisys also maintains 28 U.S. trademark and service mark registrations, and over 540 additional trademark and service mark registrations in over 80 non-U.S. jurisdictions as of January 31, 2019. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored, policed and protected by Unisys and its agents.
Seasonality
Our revenue is affected by such factors as the introduction of new services and products, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.
Customers
No single client accounted for more than 10% of our revenue in the year ended December 31, 2018. Sales of commercial services and products to various agencies of the U.S. government represented approximately 20% of total consolidated revenue in 2018. For more information on the risks associated with contracting with governmental entities, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Backlog
In the Services segment, firm order backlog at December 31, 2018 was $4.8 billion, compared to $4.3 billion at December 31, 2017. Approximately $1.9 billion (40%) of 2018 backlog is expected to be converted to revenue in 2019. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.
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

Environmental Matters
Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2019 and 2020.
Employees
At December 31, 2018, we employed approximately 22,000 employees serving clients around the world.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning the executive officers of Unisys as of February 15, 2019 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	59	Chairman, President and Chief Executive Officer
Katie Ebrahimi	49	Senior Vice President and Chief Human Resources Officer
Vishal Gupta	47	Senior Vice President, Technology, and Chief Technology Officer
Eric Hutto	54	Senior Vice President and President, Enterprise Solutions
Gerald P. Kenney	67	Senior Vice President, General Counsel and Secretary
Venkatapathi R. Puvvada	58	Senior Vice President and President, Unisys Federal
Jeffrey E. Renzi	58	Senior Vice President and President, Global Sales
Ann S. Ruckstuhl	56	Senior Vice President and Chief Marketing Officer
Inder M. Singh	60	Senior Vice President and Chief Financial Officer
Shalabh Gupta	57	Vice President and Treasurer
Michael M. Thomson	50	Vice President and Corporate Controller
There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef is President and Chief Executive Officer and is a member and Chairman of the Board of Directors. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef also serves on the President’s National Security Telecommunications Advisory Committee, the Board of Directors of NiSource Inc. and Petrus Trust Company, L.T.A., the Board of the East West Institute and the Board of Advisors of Merit Energy Company, LLC. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an officer since 2015.
Ms. Ebrahimi has been Senior Vice President and Chief Human Resources Officer since April 2018. Ms. Ebrahimi served as Vice President of Human Resources, Global Delivery at DXC Technology from 2017 to 2018 prior to joining Unisys. From 2015 to 2017, she was Vice President of Human Resources, Enterprise Services, Global Practices & Solutioning for Hewlett-Packard Enterprise. She also served in increasingly senior roles with Cisco Systems, Inc. (2009-2015), Sun Microsystems, Inc. (2000-2009) and McAfee, LLC. Ms. Ebrahimi has been an officer since April 2018.
Mr. Vishal Gupta has been Senior Vice President, Technology, and Chief Technology Officer since July 2018. Prior to joining Unisys, he served as Senior Vice President, Engineering at Symantec Corporation from 2015 to 2018. Prior to his tenure at Symantec, from 2014 to 2015, Mr. Gupta was Chief Product and IoT Officer for Silent Circle, a cybersecurity and privacy company in the mobile communications space. He has also held senior leadership roles with Cisco Systems (2006-2014), Metasolv Software (2002-2006), Nortel Networks (1996-2002) and Mercer Management Consulting (1994-1996). Mr. Gupta has been an officer since July 2018.
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
Mr. Shalabh Gupta has been Vice President and Treasurer since 2017. Prior to Unisys, Mr. Gupta served as Vice President and Corporate Treasurer for Avon Products from 2012 until 2016. He also served as Treasurer for Evraz North America, Inc. (2011 - 2012) and held the roles of Senior Vice President and Corporate Treasurer (2007 - 2011), Vice President and Assistant Treasurer (2005 - 2007) and Managing Director, Capital Markets, Pensions, Foreign Exchange (2004 - 2005) at Sara Lee Corporation. Mr. Gupta also held treasury roles at Delphi Corporation and General Motors Corporation. Mr. Gupta has been an officer since 2017.
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
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2018, the company made cash contributions of $129.7 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2019 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $105.6 million, which are comprised of approximately $67.2 million for the company’s U.S. qualified defined benefit pension plans and approximately $38.4 million primarily for non-U.S. defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, the company currently anticipates that its required cash contributions will increase in 2020 and for the next several years.
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
A U.S. Federal government shutdown may adversely affect the company’s results of operations and cash flows.
Approximately 20% of the company’s total consolidated revenue is derived from sales of commercial services and products to various agencies of the U.S. Federal government. The impact of a U.S. Federal government shutdown for a significant duration could result in the suspension of work on contracts in process or in payment delays which could have an adverse effect on the company’s revenue, profit and cash flows.
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
An involuntary termination of the company’s U.S. qualified defined benefit pension plans would adversely affect the company’s financial condition and results of operations.
As of December 31, 2018, the company had approximately $1.4 billion of underfunded pension obligations under its U.S. qualified defined benefit pension plans. The Pension Benefit Guaranty Corporation (the “PBGC”) has authority under the Employment Retirement Income Security Act of 1974, as amended, to terminate an underfunded defined benefit pension plan under certain circumstances, including when (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, or (3) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. If the PBGC were to terminate the company’s U.S. qualified defined benefit pension plans, the company’s obligations with respect to such plans would become due and payable in full. Any such event or the failure by the company to pay its pension plan insurance premiums with respect to its U.S. qualified defined benefit pension plans could result in the PBGC obtaining a lien on the company’s assets. Such an event would result in an event of default under the company’s debt agreements and would materially and adversely affect the Company’s financial condition and results of operations.
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
Legal proceedings could affect the company’s results of operations or cash flow or may adversely affect the company’s business or reputation.
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. See Note 15, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) (the “Notes to Consolidated Financial Statements”) for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it. Additional legal proceedings may arise in the future with respect to the company’s existing and legacy operations, and may adversely affect the company’s business or reputation.
The company’s business can be adversely affected by global economic conditions, acts of war, terrorism or natural disasters.
If global economic conditions deteriorate, the company could see reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of clients, which could also result in a decrease in demand. The company’s business could also be affected by acts of war, terrorism or natural disasters. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company’s business.
Other factors discussed in this report, although not listed here, also could materially affect our future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2018, we had eight major facilities in the United States, with an aggregate floor space of approximately 1.1 million square feet, located in Minnesota, Pennsylvania, Virginia, Utah, California and Georgia. We owned one of these facilities, with aggregate floor space of approximately 0.3 million square feet; seven of these facilities, with approximately 0.8 million square feet of floor space, were leased to us. Approximately 1.0 million square feet of the U.S. facilities were in current operation and approximately 0.1 million square feet were subleased to others.
As of December 31, 2018, we had seven major facilities outside the United States, with an aggregate floor space of approximately 0.7 million square feet, located in the United Kingdom, India, Australia, Hungary and New Zealand. We owned none of these facilities; seven of these facilities, with approximately 0.7 million square feet of floor space, were leased to us. Approximately 0.6 million square feet of the facilities outside the United States were in current operation and approximately 0.1 million square feet were subleased to others.
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

ITEM 3. LEGAL PROCEEDINGS
Information with respect to litigation is set forth in Note 15, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock is listed for trading on the New York Stock Exchange (trading symbol “UIS”) and London Stock Exchange (trading symbol “USY”). At December 31, 2018, there were approximately 51.1 million shares outstanding.
Holders of Record
At January 31, 2019, there were approximately 5,200 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.
Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2018, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2013, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2013	2014	2015	2016	2017	2018
Unisys Corporation	$100	$88	$33	$45	$24	$35
S&P 500	$100	$114	$115	$129	$157	$150
S&P 500 IT Services	$100	$105	$112	$124	$162	$170

ITEM 6. SELECTED FINANCIAL DATA

Five-year summary of selected financial data

(Dollars in millions, except per share data)	2018(i)	2017(i)	2016(i)	2015(i)	2014
Results of operations
Revenue	$2,825.0	$2,741.8	$2,820.7	$3,015.1	$3,356.4
Operating profit	284.1	97.1 *	129.2 *	54.3 *	230.8	*
Income (loss) before income taxes	143.2	(72.1)	20.5	(58.8)	145.5
Net income (loss) attributable to noncontrolling interests	3.4	(1.3)	11.0	6.7	12.6
Net income (loss) attributable to Unisys Corporation common shareholders	75.5	(65.3)	(47.7)	(109.9)	44.0
Earnings (loss) per common share
Basic	1.48	(1.30)	(0.95)	(2.20)	0.89
Diluted	1.30	(1.30)	(0.95)	(2.20)	0.89
Financial position
Total assets	$2,457.6	$2,542.4	$2,021.6	$2,130.0	$2,321.0
Long-term debt	642.8	633.9	194.0	233.7	219.2
Deficit	(1,299.6)	(1,326.5)	(1,647.4)	(1,378.6)	(1,452.4)
Other data
Capital additions of properties	$35.6	$25.8	$32.5	$49.6	$53.3
Capital additions of outsourcing assets	73.0	86.3	51.3	102.0	85.9
Investment in marketable software	80.7	64.4	63.3	62.1	73.6
Depreciation and amortization
Properties	40.4	39.7	38.9	57.5	52.0
Outsourcing assets	66.8	53.7	51.9	55.7	58.1
Amortization of marketable software	56.9	63.1	64.8	66.9	58.5
Common shares outstanding (millions)	51.1	50.5	50.1	49.9	49.7
Stockholders of record (thousands)	5.2	5.6	6.0	6.2	11.1
Employees (thousands)	21.7	20.5	21.0	23.0	23.2
*Amounts were changed to conform to the current-year presentation. See Note 2 of the Notes to Consolidated Financial Statements.

(i) Includes pretax cost-reduction and other charges of $19.7 million, $146.8 million, $82.1 million and $118.5 million for the years ended December 31, 2018, 2017, 2016 and 2015, respectively. See Note 3, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
As described in Note 2, “Recent accounting pronouncements and accounting changes,” of the Notes to Consolidated Financial Statements, effective January 1, 2018, the company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method whereby prior periods were not restated. Topic 606 required the company to recognize revenue for certain transactions, including extended payment term software licenses and short-term software licenses, sooner than the prior rules would allow and required the company to recognize software license extensions and renewals (the most significant impact upon adoption) later than the prior rules would allow. The cumulative effect of the adoption was recognized as an increase in the company’s accumulated deficit of $21.4 million on January 1, 2018.
Included in 2018 Technology revenue and profit is a $53.0 million ($47.7 million, net of tax) adjustment that was recorded in the first quarter of 2018. The adjustment represents revenue from software license extensions and renewals, which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million, is January 1, 2018. Upon adoption of ASU No. 2014-09, the company was required to include this $53.0 million in the cumulative effect adjustment to retained earnings on January 1, 2018.
The company reported 2018 net income attributable to Unisys Corporation of $75.5 million, or income of $1.30 per diluted share, compared with a 2017 net loss of $65.3 million, or a loss of $1.30 per diluted share. The company’s results of operations in the current year were positively impacted by the Topic 606 adjustment described above, lower cost-reduction charges and savings due to prior-years’ cost-reduction actions partially offset by a decline in Services gross margins due to the impact of new contracts in implementation stage.

Results of operations
Company results
Revenue for 2018 was $2.83 billion compared with $2.74 billion for 2017, an increase of 3.0% principally due to the impact of the Topic 606 adjustment described above. Excluding this adjustment, revenue increased 1.1%. Foreign currency fluctuations had an immaterial impact on revenue in the current year compared with the year-ago period.
Services revenue increased 2.5% and Technology revenue increased 6.1% year over year. Excluding the Topic 606 adjustment of $53.0 million, Technology revenue decreased 6.7%. Foreign currency fluctuations had an immaterial impact on Services and Technology revenue in the current year compared with the year-ago period.
Revenue for 2017 was $2.74 billion compared with 2016 revenue of $2.82 billion, a decrease of 3%. Foreign currency had a 1-percentage-point positive impact on revenue in 2017 compared with 2016.
Services revenue in 2017 decreased by 3% compared with 2016. Technology revenue was relatively flat in 2017 compared with 2016.
Revenue from international operations in 2018, 2017 and 2016 was $1.59 billion, $1.48 billion and $1.51 billion, respectively. Without the Topic 606 adjustment, 2018 revenue from international operations was $1.54 billion. Foreign currency had an immaterial impact on international revenue in 2018 compared with 2017, and a 1-percentage-point positive impact on international revenue in 2017 compared with 2016. Revenue from U.S. operations was $1.24 billion in 2018, $1.26 billion in 2017 and $1.31 billion in 2016. Excluding the Topic 606 adjustment, U.S. revenue was $1.23 billion in 2018.
In the fourth quarter of 2018, the company committed to a reduction of 589 employees. This resulted in charges, principally related to severance costs, of $27.7 million, which were comprised of: (a) a charge of $5.2 million for 264 employees in the U.S. and (b) a charge of $22.5 million for 325 employees outside the U.S. The charges were recorded in the following statement of income classifications: cost of revenue – services, $25.4 million and selling, general and administrative expenses, $2.3 million.
In connection with the company’s prior-year cost-reduction program, a benefit of $8.0 million was recorded in the current year for changes in estimates. The benefit was recorded in the following statement of income classifications: cost of revenue – services, $7.3 million and selling, general and administrative expenses, $0.7 million.
During 2017, the company recognized charges in connection with its cost-reduction plan and other costs of $146.8 million. The charges related to work-force reductions were $117.9 million, principally related to severance costs, and were comprised of: (a)

a charge of $9.4 million for 542 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $109.4 million for 2,274 employees, $8.2 million for additional benefits provided in 2017 and $(7.8) million for changes in estimates outside the U.S. In addition, the company recorded charges of $28.9 million comprised of $4.7 million for idle leased facilities costs, $5.4 million for contract amendment and termination costs, $5.2 million for professional fees and other expenses related to the cost-reduction effort, $1.8 million for net asset sales and write-offs and $11.8 million for net foreign currency losses related to exiting foreign countries. The 2017 charges were recorded in the following statement of income classifications: cost of revenue - services, $99.6 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $33.6 million; research and development expenses, $1.4 million; and other income (expense), net, $11.8 million.
During 2016, the company recognized charges of $82.1 million in connection with its cost-reduction plan. The charges related to work-force reductions were $62.6 million, principally related to severance costs, and were comprised of: (a) a charge of $8.3 million for 351 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $58.6 million for 1,048 employees and $(3.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $19.5 million comprised of $1.4 million for idle leased facilities costs, $4.1 million for contract amendment and termination costs, $13.3 million for professional fees and other expenses related to the cost-reduction effort and $0.7 million for net assets sales and write-offs. The 2016 charges were recorded in the following statement of income classifications: cost of revenue - services, $42.4 million; selling, general and administrative expenses, $38.0 million; and research and development expenses, $1.7 million.
Gross profit as a percent of total revenue, or gross profit percent, was 24.3% in 2018, 20.0% in 2017 and 21.9% in 2016. Included in the 2018 gross profit were cost-reduction charges of $18.1 million compared with charges of $100.0 million in 2017. Gross profit in 2018 was positively impacted by the Topic 606 adjustment described above and benefits derived in 2018 from the prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, total 2018 gross profit percent was 22.8%. The decline in 2017 compared to 2016 was principally due to higher cost-reduction charges in 2017 of $57.6 million.
Selling, general and administrative expenses were $370.3 million in 2018 (13.1% of revenue), $411.9 million in 2017 (15.0% of revenue) and $441.2 million in 2016 (15.6% of revenue). Cost-reduction charges of $1.6 million, $33.6 million and $38.0 million were recorded in selling, general and administrative expenses in 2018, 2017 and 2016, respectively. Exclusive of these charges, the decline in 2018 was due to a $7.3 million gain on the sale of property in the U.K. recorded in 2018 and benefits derived in 2018 from prior-years’ cost-reduction actions.
Research and development (“R&D”) expenses in 2018 were $31.9 million compared with $38.7 million in 2017 and $47.0 million in 2016. The decline in 2018 was principally driven by an increase in capitalized marketable software, and in 2017 was principally driven by savings due to prior-years’ cost-reduction actions.
In 2018, the company reported an operating profit of $284.1 million compared with an operating profit of $97.1 million and $129.2 million in 2017 and 2016, respectively. The principal items affecting the comparison of 2018 to 2017 are the Topic 606 adjustment of $53.0 million described above, a decrease of $115.3 million in cost-reduction charges, a $7.3 million gain on the sale of property in the U.K. recorded in 2018 and benefits derived in 2018 from prior-years’ cost-reduction actions. Excluding the Topic 606 adjustment, operating profit in 2018 was $231.1 million. The decline in 2017 compared to 2016 is principally attributed to an increase of $52.9 million in cost-reduction charges partially offset by savings derived from prior-years’ cost-reduction actions.
Interest expense was $64.0 million in 2018, $52.8 million in 2017 and $27.4 million in 2016. The increase in 2017 compared with 2016 was principally caused by the issuance of senior secured notes (see Note 12, “Debt,” of the Notes to Consolidated Financial Statements).
Pension expense for 2018 was $79.7 million compared with $92.4 million in 2017 and $82.7 million in 2016. For 2019, the company expects to recognize pension expense of approximately $90.5 million. The expected increase in pension expense in 2019 compared with 2018 is principally due to lower expected returns on plan assets and higher interest costs partially offset by lower amortization of net actuarial losses for the company’s U.S. defined benefit pension plans. The company records the service cost component of pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged. All other components of pension income or expense are recorded in other income (expense), net in the consolidated statements of income.
Other income (expense), net was expense of $76.9 million in 2018, compared with expense of $116.4 million and $81.3 million in 2017 and 2016, respectively. Included in 2018 was postretirement expense of $80.3 million, a foreign non-income tax settlement gain of $13.9 million and foreign exchange losses of $5.9 million. Included in 2017 was postretirement expense of $92.5 million, $11.8 million of net foreign currency losses related to exiting foreign countries in connection with the company’s restructuring plan and $9.9 million of foreign exchange losses. Other expense in 2016 included postretirement expense of $81.6 million and $2.3 million of foreign exchange gains.

Income (loss) before income taxes in 2018 was income of $143.2 million compared with a loss of $72.1 million in 2017 and income of $20.5 million in 2016.
The provision (benefit) for income taxes in 2018, 2017 and 2016 was $64.3 million, $(5.5) million and $57.2 million, respectively. Included in 2017 was a benefit of $50.4 million principally related to the Tax Cuts and Jobs Act’s elimination of the corporate Alternative Minimum Tax (“AMT”) and refund of all remaining AMT credits (see Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements).
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
The realization of the company’s net deferred tax assets as of December 31, 2018 is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Net income (loss) attributable to Unisys Corporation common shareholders for 2018 was income of $75.5 million, or income of $1.30 per diluted common share, compared with a loss of $65.3 million, or loss of $1.30 per diluted common share, in 2017 and a loss of $47.7 million, or loss of $0.95 per diluted common share, in 2016.
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

•
Technology. This represents revenue from designing and developing software and offering hardware and other related products to help clients improve security and flexibility, reduce costs and improve the efficiency of their data-center environments.

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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $6.3 million and $0.7 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. See Note 17, “Segment information,” of the Notes to Consolidated Financial Statements.

Information by business segment for 2018, 2017 and 2016 is presented below:

(millions)	Total		Corporate	Services	Technology
2018
Customer revenue	$2,825.0		$—	$2,386.3	$438.7
Intersegment	—		(24.7)	—	24.7
Total revenue	$2,825.0		$(24.7)	$2,386.3	$463.4
Gross profit percent	24.3%			16.0%	69.4%
Operating profit percent	10.1%			2.8%	51.3%

2017
Customer revenue	$2,741.8		$—	$2,328.2	$413.6
Intersegment	—		(25.9)	—	25.9
Total revenue	$2,741.8		$(25.9)	$2,328.2	$439.5
Gross profit percent	20.0%	*		16.8%	59.4%
Operating profit percent	3.5%	*		2.8%	38.8%

2016
Customer revenue	$2,820.7		$—	$2,406.3	$414.4
Intersegment	—		(22.6)	—	22.6
Total revenue	$2,820.7		$(22.6)	$2,406.3	$437.0
Gross profit percent	21.9%	*		16.2%	59.9%
Operating profit percent	4.6%	*		1.9%	37.0%
Gross profit percent and operating income percent are as a percent of total revenue.
*Amounts were changed to conform to the current-year presentation. See Note 2 of the Notes to Consolidated Financial Statements.

Customer revenue by classes of similar products or services, by segment, for 2018, 2017 and 2016 is presented below:

Year ended December 31 (millions)	2018	2017		Percentage Change	2016		Percentage Change
Services
Cloud & infrastructure services	$1,363.4	$1,334.3	*	2.2%	$1,356.4	*	(1.6)%
Application services	772.4	791.0	*	(2.4)%	855.5	*	(7.5)%
BPO services	250.5	202.9		23.5%	194.4		4.4%
Total Services	2,386.3	2,328.2		2.5%	2,406.3		(3.2)%
Technology	438.7	413.6		6.1%	414.4		(0.2)%
Total customer revenue	$2,825.0	$2,741.8		3.0%	$2,820.7		(2.8)%
*Amounts were changed to conform to the current-year presentation.
In the Services segment, customer revenue was $2.4 billion in 2018, $2.3 billion in 2017 and $2.4 billion in 2016. Foreign currency fluctuations had an immaterial impact on revenue in 2018 compared with 2017.
Revenue from cloud & infrastructure services was $1.4 billion in 2018 up 2.2% compared with 2017, and 2017 was down 1.6% from 2016. Foreign currency fluctuations had an immaterial impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 2.4% in 2018 compared with 2017, and 2017 was down 7.5% compared with 2016. Foreign currency fluctuations had an immaterial impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 23.5% in 2018 compared with 2017, and was up 4.4% in 2017 compared with 2016. Foreign currency fluctuations had a 2-percentage-point positive impact on business process outsourcing services revenue in the current period compared with the year-ago period. This services line contains the company’s U.K. business process outsourcing joint venture, which contributed to the majority of the increase in 2018.
Services gross profit percent was 16.0% in 2018 compared with 16.8% in 2017 and 16.2% in 2016. Services operating profit percent was 2.8% in 2018 compared with 2.8% in 2017 and 1.9% in 2016. Current-period margins were negatively impacted by new Services contracts in implementation stage. Current-period operating profit margin, although negatively impacted by new Services contracts in implementation stage, was offset by a gain on the sale of property in the U.K.
In the Technology segment, customer revenue increased 6.1% to $438.7 million in 2018 compared with $413.6 million in 2017. The increase is principally attributed to the Topic 606 adjustment of $53.0 million described above. Excluding the Topic 606 adjustment, customer revenue decreased 6.7% principally due to a lighter ClearPath Forward® renewal schedule. Foreign currency translation had an immaterial impact on Technology revenue in 2018 compared with 2017. Revenue in 2017 was relatively flat compared with 2016.
Technology gross profit percent was 69.4% in 2018 compared with 59.4% in 2017 and 59.9% in 2016. Technology operating profit percent was 51.3% in 2018 compared with 38.8% in 2017 and 37.0% in 2016. The increase in gross profit and operating profit percent in 2018 was primarily due to the Topic 606 adjustment coupled with an improved mix of higher margin software sales and lower R&D costs (due to an increase in capitalized marketable software). Excluding the impact of the Topic 606 adjustment, gross profit percent was 65.4% and operating profit percent was 45.0% in the current year.
New accounting pronouncements
See Note 2, “Recent accounting pronouncements and accounting changes,” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected 2019 cash requirements.
Cash and cash equivalents at December 31, 2018 were $605.0 million compared with $733.9 million at December 31, 2017.
As of December 31, 2018, $325.8 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance. See Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.
During 2018, cash provided by operations was $73.9 million compared with $166.4 million in 2017. The fluctuation in cash flows from operating activities was principally driven by higher working capital needs, which included a delay in the collection of $28.0 million of cash resulting from the U.S. Federal government shutdown.
Cash used for investing activities in 2018 was $185.0 million compared with cash usage of $152.5 million in 2017. Net purchases of investments in 2018 were $14.0 million compared with net proceeds of $24.8 million in 2017. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $35.6 million in 2018 compared with $25.8 million in 2017, capital additions of outsourcing assets were $73.0 million in 2018 compared with $86.3 million in 2017 and the investment in marketable software was $80.7 million in 2018 compared with $64.4 million in 2017. The increase in capital expenditures is due in part to new Public sector business signed in 2018, which required more capital investment. Additionally, the current year includes net proceeds of $19.2 million related to the sale of property in the U.K.
Cash used for financing activities during 2018 was $4.8 million compared with cash provided by financing activities of $329.9 million in 2017. In 2017, the company issued $440.0 million of senior notes and received net proceeds of $427.9 million and retired the remaining aggregate principal amount of $95.0 million of its 6.25% senior notes.
At December 31, 2018, total debt was $652.8 million compared with $644.7 million at December 31, 2017. The increase is primarily due to the amortization of debt issuance costs and fees.
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit. During the second quarter of 2018, the maximum amount available under the facility was increased from $125.0 million to $145.0 million (with a limit on letters of credit of $30.0 million). The accordion feature contained in the Credit Agreement that permitted this increase allows for an increase in the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2018, the company had no borrowings and $6.5 million of letters of credit outstanding, and availability under the facility was $138.5 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have not been redeemed or refinanced.

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
At December 31, 2018, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
At December 31, 2018, the company had outstanding standby letters of credit and surety bonds totaling approximately $272 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
As described more fully in Note 3, “Cost-reduction actions,” Note 4, “Rental expense and commitments” and Note 12, “Debt,” of the Notes to Consolidated Financial Statements, at December 31, 2018, the company had certain cash obligations, which are due as follows:

(millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including current portion)	$652.8	$10.0	$200.0	$436.6	$6.2
Interest payments on debt	200.0	60.1	114.1	24.9	0.9
Operating leases	180.1	48.5	72.1	35.1	24.4
Work-force reductions	86.2	74.4	9.5	2.2	0.1
Total	$1,119.1	$193.0	$395.7	$498.8	$31.6
As described in Note 14, “Employee plans,” of the Notes to Consolidated Financial Statements, in 2019, the company expects to make cash contributions to its worldwide defined benefit pension plans of approximately $105.6 million, which is comprised of $38.4 million primarily for international defined benefit pension plans and $67.2 million for the company’s U.S. qualified defined benefit pension plans.
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
At December 31, 2018 and 2017, the company had deferred tax assets in excess of deferred tax liabilities of $1,636.9 million and $1,551.8 million, respectively. For the reasons cited below, at December 31, 2018 and 2017, management determined that it is more likely than not that $89.4 million and $110.7 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,547.5 million and $1,441.1 million, respectively.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2018 is approximately $454.9 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
Accounting rules governing income taxes also prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company maintains reserves for estimated tax exposures including penalties and interest. Income tax exposures include potential challenges of intercompany pricing and other tax matters. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness. See Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements.
Pensions
Accounting rules governing defined benefit pension plans require that amounts recognized in financial statements be determined on an actuarial basis. The measurement of the company’s pension obligations, costs and liabilities is dependent on a variety of assumptions selected by the company and used by the company’s actuaries. These assumptions include estimates of the present value of projected future pension payments to plan participants, taking into consideration the likelihood of potential future events such as demographic experience. The assumptions used in developing the required estimates include the following key factors: discount rates, retirement rates, inflation, expected return on plan assets and mortality rates.
As permitted for purposes of computing pension expense, the company uses a calculated value of plan assets (which is further described below). This allows the effects of the performance of the pension plan’s assets on the company’s computation of pension income or expense to be amortized over future periods. A substantial portion of the company’s pension plan assets relates to its qualified defined benefit plans in the United States.
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2019, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 6.80%, and on the company’s non-U.S. plan assets will be 4.18%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $8 million and $6 million, respectively, in 2019 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2018, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $3.35 billion and the fair value was $3.11 billion.
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2018, the company determined this rate to be 4.50% for its U.S. defined benefit pension plans, an increase of 63 basis points from the rate used at December 31, 2017, and 2.55% for the company’s non-U.S. defined benefit pension plans, an increase of 31 basis points from the rate used at December 31, 2017. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2019 pension expense of approximately $1 million and $300 thousand, respectively, and a change of approximately $104 million and $109 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
Funding requirements for its U.S. qualified pension plans are calculated by the plan’s actuaries based on certain assumptions including, as permitted under the Bi-partisan Budget Act of 2015, a discount rate constrained to be within 10% of the 25-year average of the relevant rates. The effect of this limitation is that the funding discount rate is higher than the GAAP discount rate applied for balance sheet purposes, and the liability is therefore lower. In addition, this constraint mitigates the effect of changes in market interest rates on the funding discount rate and the funding liability. Changes to the benefit obligation caused by a 25 basis point change noted above are related to the balance sheet obligation and are not necessarily indicative of the impact on the funding liability.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans, that period is approximately 17 and 24 years, respectively. At December 31, 2018, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans was $2.90 billion and $0.76 billion, respectively.
For the year ended December 31, 2018, the company recognized consolidated pension expense of $79.7 million, compared with $92.4 million for the year ended December 31, 2017. For 2019, the company expects to recognize pension expense of approximately $90.5 million. See Note 14, “Employee plans,” of the Notes to Consolidated Financial Statements.
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
The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method used is the discounted cash flow method. The company starts with a forecast of all expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then a reporting unit-specific discount rate is applied to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, long-term growth rate and the discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates, operating margins, capital expenditures and working capital requirements. The discount rate in turn is based on various market factors and specific risk characteristics of each reporting unit.
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
Goodwill by reporting unit at December 31, 2018, was as follows (dollars in millions):

Reporting unit	Carrying Value
Cloud and infrastructure	$32.4
Application services	26.3
Business process outsourcing	10.4
Technology	108.7
Total	$177.8
As a result of the impairment review, the company concluded that none of its goodwill was impaired as of December 31, 2018, and does not believe that any of its reporting units are at risk of failing the impairment test since all reporting unit fair values were substantially in excess of carrying value as of the last impairment test.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In general, the company’s long-term debt is fixed rate and, to the extent it has any, its short-term debt is variable rate. See Note 12, “Debt,” of the Notes to Consolidated Financial Statements for components of the company’s long-term debt. The company believes that the market risk assuming a hypothetical 10% increase in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.
Market risk
As of December 31, 2018, the company had outstanding $432.0 million ($440.0 million face value) of senior secured notes due 2022 and $194.2 million ($213.5 million face value) of convertible senior notes due 2021. The interest rates on these notes are fixed and therefore do not expose the company to risk related to rising interest rates. As of December 31, 2018, the fair value of the convertible senior notes was $298.5 million. In connection with the offering of the convertible senior notes, the company paid $27.3 million to purchase a capped call covering approximately 21.9 million shares of the company’s common stock. If the price per share of the company’s common stock is below $9.76, these capped call transactions would provide no benefit from potential dilution. If the price per share of the company’s common stock is above $12.75, then to the extent of the excess, these capped call transactions would result in no additional benefit for potential dilution at conversion.
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
In addition, the company uses derivative financial instruments, primarily foreign exchange forward contracts, to reduce its exposure to market risks from changes in foreign currency exchange rates on intercompany balances. See Note 9, “Financial instruments and concentration of credit risks,” of the Notes to Consolidated Financial Statements for additional information on the company’s derivative financial instruments.
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2018 and 2017, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $34 million and $39 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2018, based on the specified criteria.
KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2018, as stated in its report that appears herein.

/s/ Peter A. Altabef	/s/ Inder M. Singh
Peter A. Altabef	Inder M. Singh
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Unisys Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Unisys Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and deficit for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II referred to in Item 15(1) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for pensions effective January 1, 2018 due to the adoption of ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
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
March 4, 2019

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Unisys Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Unisys Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and deficit for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement Schedule II referred to in Item 15(1) of this Form 10-K (collectively, the consolidated financial statements), and our report dated March 4, 2019 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 4, 2019

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per share data)

Year ended December 31,	2018	2017		2016
Revenue
Services	$2,386.3	$2,328.2		$2,406.3
Technology	438.7	413.6		414.4
	2,825.0	2,741.8		2,820.7
Costs and expenses
Cost of revenue:
Services	2,010.5	2,033.8	*	2,035.2	*
Technology	128.2	160.3	*	168.1	*
	2,138.7	2,194.1	*	2,203.3	*
Selling, general and administrative expenses	370.3	411.9	*	441.2	*
Research and development expenses	31.9	38.7	*	47.0	*
	2,540.9	2,644.7	*	2,691.5	*
Operating income	284.1	97.1	*	129.2	*
Interest expense	64.0	52.8		27.4
Other income (expense), net	(76.9)	(116.4	)*	(81.3	)*
Income (loss) before income taxes	143.2	(72.1)		20.5
Provision (benefit) for income taxes	64.3	(5.5)		57.2
Consolidated net income (loss)	78.9	(66.6)		(36.7)
Net income (loss) attributable to noncontrolling interests	3.4	(1.3)		11.0
Net income (loss) attributable to Unisys Corporation common shareholders	$75.5	$(65.3)		$(47.7)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	$1.48	$(1.30)		$(0.95)
Diluted	$1.30	$(1.30)		$(0.95)
*Amounts were changed to conform to the current-year presentation. See Note 2.
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

Year ended December 31,	2018	2017	2016
Consolidated net income (loss)	$78.9	$(66.6)	$(36.7)
Other comprehensive income
Foreign currency translation	(81.8)	117.8	(108.4)
Postretirement adjustments, net of tax of $7.1 in 2018, $18.3 in 2017 and $(13.3) in 2016	33.8	265.1	(137.6)
Total other comprehensive income (loss)	(48.0)	382.9	(246.0)
Comprehensive income (loss)	30.9	316.3	(282.7)
Comprehensive income (loss) attributable to noncontrolling interests	15.7	44.6	(27.5)
Comprehensive income (loss) attributable to Unisys Corporation	$15.2	$271.7	$(255.2)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions)

As of December 31,	2018	2017
Assets
Current assets
Cash and cash equivalents	$605.0	$733.9
Accounts receivable, net	509.2	503.3
Contract assets	29.7	—
Inventories:
Parts and finished equipment	14.0	13.6
Work in process and materials	13.3	12.5
Prepaid expenses and other current assets	130.2	126.2
Total current assets	1,301.4	1,389.5
Properties	800.2	898.8
Less – Accumulated depreciation and amortization	678.9	756.3
Properties, net	121.3	142.5
Outsourcing assets, net	216.4	202.3
Marketable software, net	162.1	138.3
Prepaid postretirement assets	147.6	148.3
Deferred income taxes	109.3	119.9
Goodwill	177.8	180.8
Restricted cash	19.1	30.2
Other long-term assets	202.6	190.6
Total assets	$2,457.6	$2,542.4
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$10.0	$10.8
Accounts payable	268.9	241.8
Deferred revenue	294.4	327.5
Other accrued liabilities	350.0	391.5
Total current liabilities	923.3	971.6
Long-term debt	642.8	633.9
Long-term postretirement liabilities	1,956.5	2,004.4
Long-term deferred revenue	157.2	159.0
Other long-term liabilities	77.4	100.0
Commitments and contingencies
Deficit:
Common stock, par value $.01 per share (150.0 million shares authorized; 54.2 million shares and 53.4 million shares issued)	0.5	0.5
Accumulated deficit	(1,694.0)	(1,963.1)
Treasury stock, at cost	(105.0)	(102.7)
Paid-in capital	4,539.8	4,526.4
Accumulated other comprehensive loss	(4,084.8)	(3,815.8)
Total Unisys stockholders’ deficit	(1,343.5)	(1,354.7)
Noncontrolling interests	43.9	28.2
Total deficit	(1,299.6)	(1,326.5)
Total liabilities and deficit	$2,457.6	$2,542.4
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2018	2017	2016
Cash flows from operating activities
Consolidated net income (loss)	$78.9	$(66.6)	$(36.7)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Foreign currency transaction losses	7.4	21.7	0.4
Non-cash interest expense	10.5	9.5	7.0
Loss on debt extinguishment	—	1.5	4.0
Employee stock compensation	13.2	11.2	9.5
Depreciation and amortization of properties	40.4	39.7	38.9
Depreciation and amortization of outsourcing assets	66.8	53.7	51.9
Amortization of marketable software	56.9	63.1	64.8
Other non-cash operating activities	(4.8)	3.2	1.9
Loss on disposal of capital assets	0.8	5.0	6.2
Gain on sale of properties	(7.3)	—	—
Postretirement contributions	(138.7)	(150.6)*	(146.1)*
Postretirement expense	84.1	98.1 *	89.4 *
Decrease in deferred income taxes, net	8.2	3.4	2.7
Changes in operating assets and liabilities:
Receivables, net	(50.5)	5.9	87.3
Inventories	(5.5)	4.1	15.3
Other assets	(23.9)	(27.5)	16.5
Accounts payable and other accrued liabilities	(62.2)	48.6	7.5
Other liabilities	(0.4)	42.4 *	(2.3)*
Net cash provided by operating activities	73.9	166.4	218.2
Cash flows from investing activities
Proceeds from investments	3,708.0	4,717.2	4,455.9
Purchases of investments	(3,722.0)	(4,692.4)	(4,490.0)
Capital additions of properties	(35.6)	(25.8)	(32.5)
Capital additions of outsourcing assets	(73.0)	(86.3)	(51.3)
Investment in marketable software	(80.7)	(64.4)	(63.3)
Net proceeds from sale of properties	19.2	—	—
Other	(0.9)	(0.8)	(0.9)
Net cash used for investing activities	(185.0)	(152.5)	(182.1)
Cash flows from financing activities
Payments of long-term debt	(2.3)	(107.5)	(129.8)
Financing fees	(0.2)	(1.1)	—
Proceeds from issuance of long-term debt	—	452.9	213.5
Issuance costs relating to long-term debt	—	(12.1)	(7.3)
Net payments from short-term borrowings	—	—	(65.8)
Payments for capped call transactions	—	—	(27.3)
Other	(2.3)	(2.3)	(0.4)
Net cash (used for) provided by financing activities	(4.8)	329.9	(17.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(24.1)	19.2	(14.7)
(Decrease) increase in cash, cash equivalents and restricted cash	(140.0)	363.0	4.3
Cash, cash equivalents and restricted cash, beginning of year	764.1	401.1	396.8
Cash, cash equivalents and restricted cash, end of year	$624.1	$764.1	$401.1
*Amounts were changed to conform to the current-year presentation. See Note 2.
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2015	$(1,378.6)	$(1,389.7)	$0.5	$(1,845.7)	$(100.1)	$4,500.9	$(3,945.3)	$11.1
Consolidated net income (loss)	(36.7)	(47.7)		(47.7)				11.0
Stock-based compensation	8.8	8.8			(0.4)	9.2
Discount on debt issuance	33.6	33.6				33.6
Capped call on debt issuance	(27.3)	(27.3)				(27.3)
Expenses of convertible notes	(1.2)	(1.2)				(1.2)
Translation adjustments	(108.4)	(93.3)					(93.3)	(15.1)
Postretirement plans	(137.6)	(114.2)					(114.2)	(23.4)
Balance at December 31, 2016	$(1,647.4)	$(1,631.0)	$0.5	$(1,893.4)	$(100.5)	$4,515.2	$(4,152.8)	$(16.4)
Cumulative effect adjustment - ASU No. 2016-16	(4.4)	(4.4)		(4.4)
Consolidated net loss	(66.6)	(65.3)		(65.3)				(1.3)
Stock-based compensation	9.0	9.0			(2.2)	11.2
Translation adjustments	117.8	110.1					110.1	7.7
Postretirement plans	265.1	226.9					226.9	38.2
Balance at December 31, 2017	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
Cumulative effect adjustment - ASU No. 2014-09	(21.4)	(21.4)		(21.4)
Cumulative effect adjustment - ASU No. 2017-05	6.3	6.3		6.3
Reclassification pursuant to ASU No. 2018-02	—	—		208.7			(208.7)
Consolidated net income	78.9	75.5		75.5				3.4
Stock-based compensation	11.1	11.1			(2.3)	13.4
Translation adjustments	(81.8)	(79.7)					(79.7)	(2.1)
Postretirement plans	33.8	19.4					19.4	14.4
Balance at December 31, 2018	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
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
Cash and Cash equivalents Cash and cash equivalents consist of cash on hand, short-term investments purchased with a maturity of three months or less and certificates of deposit which may be withdrawn at any time at the discretion of the company without penalty.
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

As of December 31,	2018	2017
Cash and cash equivalents	$605.0	$733.9
Restricted cash	19.1	30.2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$624.1	$764.1
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
Advertising costs All advertising costs are expensed as incurred. The amount charged to expense during 2018, 2017 and 2016 was $2.8 million, $1.6 million and $2.7 million, respectively.
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
The company estimates the fair value of each reporting unit using a combination of the income approach and market approach.
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
If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, the company reevaluates its assumptions used in the two models. When considering the weighting between the market approach and income approach, the company gave more weighting to the income approach. The higher weighting assigned to the income approach took into consideration that the guideline companies used in the market approach generally represent larger diversified companies relative to the reporting units and may have different long-term growth prospects, among other factors.
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
Revenue excludes taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected by the company from a customer (e.g., sales, use and value-added taxes). Revenue includes payments for shipping and handling activities.
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
At December 31, 2018, the company had approximately $1.2 billion of remaining performance obligations of which approximately 40% is estimated to be recognized as revenue by the end of 2019. The company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed.
The company discloses disaggregation of its customer revenue by geographic areas and by classes of similar products and services, by segment (see note 17).
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenue (contract liabilities).
The disclosure of contract assets is a new requirement due to the adoption of Topic 606. At December 31, 2017, contract assets were included in accounts receivable, net on the company’s consolidated balance sheet. At December 31, 2018, $22.2 million of long-term contract assets were included in other long-term assets on the company’s consolidated balance sheet.
At December 31, 2018, deposit liabilities of $21.2 million were principally included in current deferred revenue. These deposit liabilities represent upfront consideration received from customers for services such as post-contract support and maintenance that allow the customer to terminate the contract at any time for convenience.
Significant changes during 2018 in the above contract asset and liability balances were as follows: revenue of $307.1 million was recognized that was included in deferred revenue at December 31, 2017.
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At December 31, 2018 and December 31, 2017, the company had $12.1 million and $11.0 million, respectively, of deferred commissions. For the year ended December 31, 2018, $6.9 million of amortization expense related to deferred commissions was recorded in selling, general and administrative expense in the company’s consolidated statement of income.

Costs to fulfill a contract, which are incurred upon initiation of certain services contracts and are related to initial customer setup, are included in outsourcing assets, net in the company’s consolidated balance sheet. The amount of such cost at December 31, 2018 and December 31, 2017 was $79.5 million and $76.0 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of sales. During 2018, $21.7 million was amortized. Recoverability of these costs are subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual cash flows could differ from these estimates.
Income taxes Income taxes are based on income before taxes for financial reporting purposes and reflect a current tax liability for the estimated taxes payable in the current-year tax returns and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The company releases the income tax effects of deferred tax balances that have a valuation allowance from accumulated other comprehensive income once the reason the tax effects were established ceases to exist (e.g. postretirement plan is liquidated). The company recognizes penalties and interest accrued related to income tax liabilities in provision for income taxes in its consolidated statements of income.
The company treats the global intangible low-taxed income tax, or GILTI, as a period cost when included in U.S. taxable income, and the base erosion and anti-abuse tax, or BEAT, as a period cost when incurred.
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products, which is generally 3 years following product release. The company continually reassesses the estimated revenue-producing lives of the products and will revise the lives as necessary. The company performs quarterly reviews to ensure that unamortized costs remain recoverable from future revenue.
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
Stock-based compensation plans Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. Compensation expense for performance-based restricted stock unit awards is recognized as expense ratably for each installment from the date of the grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. Compensation expense for market-based awards is recognized as expense ratably over the measurement period, regardless of the actual level of achievement, provided the service requirement is met. The fair value of restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation. The company recognizes compensation expense for the fair value of stock options, which have graded vesting, on a straight-line basis over the requisite service period. The company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in selling, general and administrative expenses.
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
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its long-term debt (see note 12), derivatives (see note 9) and to its postretirement plan assets (see note 14).
Noncontrolling interest The company owns a fifty-one percent interest in Intelligent Processing Solutions Ltd. (“iPSL”), a U.K. business process outsourcing joint venture. The remaining interests, which are reflected as a noncontrolling interest in the company’s financial statements, are owned by three financial institutions for which iPSL performs services.
Note 2 — Recent accounting pronouncements and accounting changes
Accounting Pronouncements Adopted
Effective January 1, 2018, the company adopted ASU No. 2017-07 Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost issued by the Financial Accounting Standards Board (“FASB”) which requires employers to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. The other components of net periodic benefit cost are presented separately from the line items that include service cost and outside the subtotal of operating income. ASU No. 2017-07 allows a practical expedient that permits an entity to use amounts disclosed in its pension and other postretirement benefit plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance has been applied on a retrospective basis, using the practical expedient, whereby prior-period financial statements have been adjusted to reflect the adoption of the new guidance, as required by the FASB. For the years ended December 31, 2017 and 2016, $92.5 million and $81.6 million, respectively, of net periodic benefit cost other than service cost, was reclassified from cost of revenue, selling, general and administrative expenses and research and development expenses to other income (expense), net in the company’s consolidated results of operations (see note 14).
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
The following table summarizes the effects of adopting ASU No. 2014-09 on the company’s consolidated financial statements as of and for the year ended December 31, 2018.

	As Reported	Adjustments	Balances Without Adoption of Topic 606
For the year ended December 31, 2018
Statement of Income
Revenue
Services	$2,386.3	$(6.2)	$2,380.1
Technology	438.7	(139.9)	298.8
Costs and expenses
Cost of revenue
Services	2,010.5	(3.0)	2,007.5
Technology	128.2	(5.8)	122.4
Selling, general and administrative expenses	370.3	0.9	371.2
Operating income	284.1	(138.2)	145.9
Income before income taxes	143.2	(138.2)	5.0
Provision for income taxes	64.3	(18.6)	45.7
Consolidated net income	78.9	(119.6)	(40.7)
Net income attributable to Unisys Corporation	75.5	(119.6)	(44.1)

As of December 31, 2018
Balance Sheet
Assets
Accounts receivable, net current	$509.2	$10.9	$520.1
Contract assets	29.7	(29.7)	—
Inventories	27.3	10.6	37.9
Prepaid expenses and other current assets	130.2	1.5	131.7
Deferred income taxes - long-term	109.3	1.7	111.0
Other long-term assets	202.6	(27.8)	174.8
Total assets	2,457.6	(32.8)	2,424.8
Liabilities
Deferred revenue - current	294.4	70.3	364.7
Other accrued liabilities - current	350.0	(20.7)	329.3
Long-term deferred revenue	157.2	10.4	167.6
Other long-term liabilities	77.4	5.5	82.9
Equity
Accumulated deficit	(1,694.0)	(98.3)	(1,792.3)
Total liabilities and deficit	2,457.6	(32.8)	2,424.8
Included in the Technology revenue adjustments for the year ended December 31, 2018 in the above table is $53.0 million of revenue from software license extensions and renewals which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Upon adoption of the new revenue recognition rules (Topic 606) on January 1, 2018, and since the company adopted Topic 606 under the modified retrospective method whereby prior periods were not restated, the company was required to include this $53.0 million in the cumulative effect adjustment to retained earnings on January 1, 2018. Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million is January 1,

2018. The company has excluded revenue and related profit for these software licenses to reflect the balances without the adoption of Topic 606 in the above table. This is a one-time adjustment and it will not reoccur in future periods. There are additional adjustments being made in the above table, but they do not represent previously recorded revenue. Those additional adjustments represent other differences between Topic 605 and Topic 606, principally extended payment term software licenses and short-term software licenses both of which are recorded at the inception of the license term under Topic 606, but were required to be recognized ratably over the software license term under Topic 605. An additional adjustment is that under Topic 605, a company was not able to recognize software license revenue until the last software license is delivered due to the lack of vendor specific objective evidence, whereas under Topic 606, a company is required to use the standalone selling price for all performance obligations. This resulted in software license revenue being recognized sooner under Topic 606 compared with Topic 605.
In 2018, the company adopted ASU No. 2017-05 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) issued by the FASB which clarifies the scope and application of ASC 610-20 on the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. The company adopted the standard using the modified retrospective method. The cumulative effect of the adoption was recognized as a decrease in the company’s accumulated deficit of $6.3 million.
Effective July 1, 2018, the company adopted ASU No. 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income by applying the changes in the period of adoption. The new guidance permits companies to reclassify stranded tax effects in accumulated other comprehensive income (“AOCI”) caused by the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) to retained earnings. Upon enactment of the TCJA, the U.S. corporate tax rate was reduced from 35% to 21% and the Company's U.S. deferred tax balances and related valuation allowances were remeasured to the lower enacted U.S. corporate tax rate. In accordance with its accounting policy, the company releases the income tax effects of deferred tax balances that have a valuation allowance from AOCI once the reason the tax effects were established cease to exist (e.g. postretirement plan is liquidated). The new guidance allows for the reclassification of stranded tax effects as a result of the change in tax rates from the TCJA to be recorded upon adoption of the guidance rather than at cessation date. On July 1, 2018, $208.7 million related to postretirement plans was reclassified from AOCI to retained earnings.
In September 2018, the company adopted SEC Release No. 33-10532, Disclosure Update and Simplification which amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the rule expands the disclosure requirements on changes in stockholders’ equity for interim periods. Under this rule, a reconciliation of changes in stockholders' equity is required for each period for which an income statement is presented. The company applied the new disclosure requirements retrospectively to all periods presented. There was no overall impact on the company’s consolidated financial statements.
Effective for the annual reporting period ended December 31, 2018, the company adopted ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans which adds, removes and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. The company applied the changes on a retrospective basis for all periods presented. There was no overall impact on the company’s consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842), which is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets, referred to as lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provides an alternative transition method permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption rather than restating comparative periods in transition as originally prescribed by Topic 842. The standard is effective for annual reporting periods beginning after December 15, 2018, which for the company is January 1, 2019. The company will adopt the new guidance utilizing the alternative transition method. The company reviewed lease contracts, implemented new lease accounting software, established new processes and internal controls and evaluated the impact of certain accounting policy elections. The adoption is expected to have a material impact on the consolidated financial position, and is not expected to have a material impact on the consolidated results of operations and cash flows.
Note 3 — Cost-reduction actions
2018 Cost-reduction Plan
In the fourth quarter of 2018, the company committed to a reduction of 589 employees. This resulted in charges, principally related to severance costs, of $27.7 million, which were comprised of: (a) a charge of $5.2 million for 264 employees in the U.S. and (b) a charge of $22.5 million for 325 employees outside the U.S. The charges were recorded in the following statement of income classifications: cost of revenue – services, $25.4 million and selling, general and administrative expenses, $2.3 million.
2015 Cost-reduction Plan
There were no additional cost-reduction charges recorded during 2018; however, a benefit of $8.0 million was recorded in the current year for changes in estimates. The benefit was recorded in the following statement of income classifications: cost of revenue – services, $7.3 million and selling, general and administrative expenses, $0.7 million.
During 2017, the company recognized cost-reduction charges and other costs of $146.8 million, principally related to a reduction in employees. The charges related to work-force reductions were $117.9 million, principally related to severance costs, and were comprised of: (a) a charge of $9.4 million for 542 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $109.4 million for 2,274 employees, $8.2 million for additional benefits provided in 2017 and $(7.8) million for changes in estimates outside the U.S. In addition, the company recorded charges of $28.9 million comprised of $4.7 million for idle leased facilities costs, $5.4 million for contract amendment and termination costs, $5.2 million for professional fees and other expenses related to the cost-reduction effort, $1.8 million for net asset sales and write-offs and $11.8 million for net foreign currency losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue – services, $99.6 million; cost of revenue - technology, $0.4 million; selling, general and administrative expenses, $33.6 million; research and development expenses, $1.4 million; and other income (expense), net, $11.8 million.
During 2016, the company recognized cost-reduction charges and other costs of $82.1 million, principally related to a reduction in employees. The charges related to work-force reductions were $62.6 million, principally related to severance costs, and were comprised of: (a) a charge of $8.3 million for 351 employees and $(1.3) million for changes in estimates in the U.S. and (b) a charge of $58.6 million for 1,048 employees and $(3.0) million for changes in estimates outside the U.S. In addition, the company recorded charges of $19.5 million comprised of $1.4 million for idle leased facilities costs, $4.1 million for contract amendment and termination costs, $13.3 million for professional fees and other expenses related to the cost-reduction effort and $0.7 million for net asset sales and write-offs. The charges were recorded in the following statement of income classifications: cost of revenue - services, $42.4 million; selling, general and administrative expenses, $38.0 million; and research and development expenses, $1.7 million.

Liabilities and expected future payments related to the company’s cost-reduction actions are as follows:

		Work-Force Reductions		Idle Leased
	Total	U.S.	International	Facilities Costs
Balance at January 1, 2016	$33.0	$4.2	$28.8	$—
Additional provisions	68.3	8.3	58.6	1.4
Payments	(59.3)	(9.4)	(49.9)	—
Changes in estimates	(4.3)	(1.3)	(3.0)	—
Translation adjustments	(1.1)	—	(1.1)	—
Balance at December 31, 2016	36.6	1.8	33.4	1.4
Additional provisions	131.2	9.4	117.6	4.2
Payments	(49.3)	(6.0)	(41.3)	(2.0)
Changes in estimates	(8.6)	(1.3)	(7.8)	0.5
Translation adjustments	7.9	—	7.7	0.2
Balance at December 31, 2017	117.8	3.9	109.6	4.3
Additional provisions	27.7	5.2	22.5	—
Payments	(44.4)	(3.1)	(39.3)	(2.0)
Changes in estimates	(8.0)	0.1	(8.8)	0.7
Translation adjustments	(4.0)	—	(3.9)	(0.1)
Balance at December 31, 2018	$89.1	$6.1	$80.1	$2.9

Expected future payments on balance at December 31, 2018:
In 2019	$75.8	$5.6	$68.8	$1.4
Beyond 2019	13.3	0.5	11.3	1.5
Note 4 — Rental expense and commitments
Rental expense and income from subleases for the three years ended December 31, 2018 were as follows:

Year ended December 31,	2018	2017	2016
Rental expense, less income from subleases	$67.4	$71.7	$77.4
Income from subleases	$3.1	$4.4	$7.8
Minimum net rental commitments under noncancelable operating leases, including idle leases, outstanding at December 31, 2018, substantially all of which relate to real properties, were as follows:

Year
2019	$48.5
2020	42.1
2021	30.0
2022	20.8
2023	14.3
Thereafter	24.4
Total	$180.1
Such rental commitments have been reduced by minimum sublease rentals of $2.7 million, due in the future under noncancelable subleases.
At December 31, 2018, the company had outstanding standby letters of credit and surety bonds totaling approximately $272 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2018, the company had deposits and collateral of approximately $15 million in other long-term assets, principally related to tax contingencies in Brazil.

Note 5 — Foreign currency
Effective July 1, 2018, the company’s Argentinian subsidiary began to apply highly inflationary accounting due to cumulative inflation of approximately 100 percent or more over the last 3-year period. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. The impact of applying highly inflationary accounting in the third quarter of 2018 was immaterial. At December 31, 2018, the company’s operations in Argentina had net monetary assets denominated in local currency of approximately $5.1 million.
During the years ended December 31, 2018, 2017 and 2016, the company recognized foreign exchange gains (losses) in “Other income (expense), net” in its consolidated statements of income of $(5.9) million, $(9.9) million and $2.3 million, respectively. The year ended December 31, 2017 also includes $11.8 million of net foreign currency losses related to exiting foreign countries in connection with the company’s restructuring plan.
Note 6 — Income taxes
Following is the total income (loss) before income taxes and the provision for income taxes for the three years ended December 31, 2018.

Year ended December 31,	2018	2017	2016
Income (loss) before income taxes
United States	$(53.6)	$(152.7)	$(88.3)
Foreign	196.8	80.6	108.8
Total income (loss) before income taxes	$143.2	$(72.1)	$20.5
Provision for income taxes
Current
United States	$4.7	$(42.8)	$6.7
Foreign	51.4	33.9	47.7
Total	56.1	(8.9)	54.4
Deferred
Foreign	8.2	3.4	2.8
Total provision (benefit) for income taxes	$64.3	$(5.5)	$57.2

Following is a reconciliation of the provision (benefit) for income taxes at the United States statutory tax rate to the provision for income taxes as reported:

Year ended December 31,	2018	2017	2016
United States statutory income tax provision (benefit)	$30.1	$(25.2)	$7.2
Income and losses for which no provision or benefit has been recognized	22.2	70.3	65.5
Foreign rate differential and other foreign tax expense	9.5	(11.3)	(21.1)
Income tax withholdings	19.3	16.8	22.8
Permanent items	(5.0)	(3.0)	(4.7)
Enacted rate changes	(2.3)	(0.4)	3.5
Change in uncertain tax positions	(1.2)	2.3	0.4
Change in valuation allowances due to changes in judgment	(5.9)	(4.6)	(16.4)
Income tax credits, U.S.	(2.4)	(50.4)	—
Provision (benefit) for income taxes	$64.3	$(5.5)	$57.2
The Tax Cuts & Jobs Act (“TCJA”) reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, with no net financial statement impact due to the valuation allowance recorded against all U.S. deferred tax assets.
Included in 2017 was a benefit of $50.4 million principally related to the TCJA’s elimination of the corporate Alternative Minimum Tax (“AMT”) and refund of all remaining AMT credits.

The 2018 and 2016 provisions for income taxes included $(2.2) million and $3.5 million due to reductions in the Netherlands and U.K. income tax rates, respectively. The Netherlands rate reduction was enacted in the fourth quarter of 2018 and reduced the rate from 25% to 20.5% effective January 1, 2021. The U.K. rate reduction was enacted in the third quarter of 2016 and reduced the rate from 18% to 17% effective April 1, 2020.
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

As of December 31,	2018	2017
Deferred tax assets
Tax loss carryforwards	$860.0	$837.6
Postretirement benefits	440.3	437.7
Foreign tax credit carryforwards	221.6	127.0
Other tax credit carryforwards	29.8	29.1
Deferred revenue	37.1	40.9
Employee benefits and compensation	31.1	35.2
Purchased capitalized software	22.9	22.2
Depreciation	20.1	24.5
Warranty, bad debts and other reserves	4.8	5.3
Capitalized costs	5.1	3.1
Other	30.4	39.3
	1,703.2	1,601.9
Valuation allowance	(1,547.5)	(1,441.1)
Total deferred tax assets	$155.7	$160.8
Deferred tax liabilities
Capitalized research and development	$36.1	$24.3
Other	30.2	25.8
Total deferred tax liabilities	$66.3	$50.1
Net deferred tax assets	$89.4	$110.7
2017 includes a remeasurement of U.S. deferred tax balances as the TCJA reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, with no net financial statement impact due to the valuation allowance recorded against all U.S. deferred tax assets.
At December 31, 2018, the company has tax effected tax loss carryforwards as follows:

As of December 31,	2018
U.S. Federal	$349.6
State and local	257.5
Foreign	252.9
Total tax loss carryforwards	$860.0
These carryforwards will expire as follows:

Year
2019	$7.7
2020	25.9
2021	14.1
2022	15.1
2023	14.3
Thereafter	782.9
Total	$860.0

The company also has available tax credit carryforwards, which will expire as follows:

Year
2019	$11.8
2020	24.5
2021	41.9
2022	38.1
2023	27.0
Thereafter	108.1
Total	$251.4
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
Under U.S. tax law effective through December 31, 2017, undistributed earnings of foreign subsidiaries were generally taxable upon repatriation to the U.S shareholder. Under the TCJA, effective January 1, 2018, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation.
With this change in U.S. taxation of earnings of foreign subsidiaries under the TCJA, future distributions of earnings from foreign subsidiaries will generally be exempt from U.S. taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As the company currently intends to indefinitely reinvest the earnings of certain foreign subsidiaries, no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries. The unrecognized deferred income tax liability at December 31, 2018 approximated $25.3 million.
As of January 1, 2018 the U.S. taxable income will include GILTI, which essentially includes net foreign subsidiaries’ earnings above a routine 10% return on their aggregate specified tangible assets. At December 31, 2017, the company made an accounting policy election to treat the GILTI as a period cost when included in U.S. taxable income.
Cash paid for income taxes, net of refunds, for the three years ended December 31, 2018, was as follows:

Year ended December 31,	2018	2017	2016
Cash paid for income taxes, net of refunds	$39.1	$34.3	$46.4

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2018	2017	2016
Balance at January 1	$27.9	$35.8	$27.7
Additions based on tax positions related to the current year	2.6	4.2	2.7
Changes for tax positions of prior years	(6.1)	(11.2)	12.0
Reductions as a result of a lapse of applicable statute of limitations	(2.4)	(2.7)	(2.8)
Settlements	(1.5)	(0.2)	(0.1)
Changes due to foreign currency	(1.6)	2.0	(3.7)
Balance at December 31	$18.9	$27.9	$35.8
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income. At December 31, 2018 and 2017, the company had an accrual of $2.6 million and $2.3 million, respectively, for the payment of penalties and interest.
At December 31, 2018, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may significantly change; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Several U.S. state and foreign income tax audits are in process. The company is under an audit in India, for which years prior to 2007 are closed. For the most significant jurisdictions outside the U.S., the audit periods through 2013 are closed for Brazil, and the audit periods through 2014 are closed for the United Kingdom. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2018 is approximately $454.9 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.
Note 7 — Earnings per common share
The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three years ended December 31, 2018 (shares in thousands).

Year ended December 31,	2018	2017	2016
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation common shareholders	$75.5	$(65.3)	$(47.7)
Weighted average shares	50,946	50,409	50,060
Basic earnings (loss) per common share	$1.48	$(1.30)	$(0.95)
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation common shareholders	$75.5	$(65.3)	$(47.7)
Add interest expense on convertible senior notes, net of tax of zero	19.6	—	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$95.1	$(65.3)	$(47.7)
Weighted average shares	50,946	50,409	50,060
Plus incremental shares from assumed conversions:
Employee stock plans	541	—	—
Convertible senior notes	21,868	—	—
Adjusted weighted average shares	73,355	50,409	50,060
Diluted earnings (loss) per common share	$1.30	$(1.30)	$(0.95)

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,226	2,206	3,553
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	—	21,868	17,230
(i)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 8 — Accounts receivable
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
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $94.4 million and $109.4 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2019	$36.2
2020	15.2
2021	10.7
2022	10.1
2023	10.2
Thereafter	8.6
Total	$91.0
Unearned income, which is deducted from accounts receivable, was $8.4 million and $12.5 million at December 31, 2018 and 2017, respectively. The allowance for doubtful accounts, which is reported as a deduction from accounts receivable, was $13.7 million and $22.0 million at December 31, 2018 and 2017, respectively. The provision for doubtful accounts, which is reported in selling, general and administrative expenses in the consolidated statements of income, was (income) expense of $(5.1) million, $3.1 million and $2.2 million, in 2018, 2017 and 2016, respectively.
Note 9 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2018 and 2017, the notional amount of these contracts was $384.7 million and $514.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of December 31, 2018 and 2017.

As of December 31,	2018	2017
Balance Sheet Location
Prepaid expenses and other current assets	$3.4	$4.9
Other accrued liabilities	0.3	1.6
Total fair value	$3.1	$3.3

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three years ended December 31, 2018.

Year Ended December 31,	2018	2017	2016
Statement of Income Location
Other income (expense), net	$(14.2)	$27.5	$(29.1)
Financial instruments also include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2018 and 2017, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates market value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2018 and 2017, the company had no significant concentrations of credit risk with any one customer. At December 31, 2018 and 2017, the company had $85.8 million and $75.8 million, respectively, of receivables due from various U.S. federal governmental agencies. At December 31, 2018 and 2017, the carrying amount of cash and cash equivalents approximated fair value.

Note 10 — Properties
Properties comprise the following:

As of December 31,	2018	2017
Land	$2.3	$2.8
Buildings	63.5	91.3
Machinery and office equipment	530.0	601.7
Internal-use software	164.7	157.4
Rental equipment	39.7	45.6
Total properties	$800.2	$898.8

In the second quarter of 2018, the company sold a building and land located in the United Kingdom. The company received net proceeds of $19.2 million and recorded a pretax gain of $7.3 million which was recorded in selling, general and administrative expenses in the consolidated statements of income.
Note 11 — Goodwill
During the fourth quarter of 2018, the company performed its annual impairment test of goodwill for all of our reporting units. The fair values of each of the reporting units exceeded their carrying values; therefore, no goodwill impairment was required.
At December 31, 2018, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.4.
Changes in the carrying amount of goodwill by segment for the years ended December 31, 2018 and 2017 were as follows:

	Total	Services	Technology
Balance at December 31, 2016	$178.6	$69.9	$108.7
Translation adjustments	2.2	2.2	—
Balance at December 31, 2017	180.8	72.1	108.7
Translation adjustments	(3.0)	(3.0)	—
Balance at December 31, 2018	$177.8	$69.1	$108.7
Note 12 — Debt
Long-term debt is comprised of the following:

As of December 31,	2018	2017
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $8.0 million and $10.4 million at December 31, 2018 and 2017, respectively)	$432.0	$429.6
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $19.3 million and $27.2 million at December 31, 2018 and 2017, respectively)	194.2	186.3
Capital leases	5.8	7.5
Other debt	20.8	21.3
Total	652.8	644.7
Less – current maturities	10.0	10.8
Total long-term debt	$642.8	$633.9
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt as of December 31, 2018 and 2017.

As of December 31,	2018	2017
10.75% senior secured notes due April 15, 2022	$486.8	$492.8
5.50% convertible senior notes due March 1, 2021	298.5	237.9

Maturities of long-term debt, including capital leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Capital Leases
2019	$10.0	$8.4	$1.6
2020	2.5	0.9	1.6
2021	197.5	195.9	1.6
2022	434.8	433.8	1.0
2023	1.8	1.8	—
Thereafter	6.2	6.2	—
Total	$652.8	$647.0	$5.8

Cash paid for interest and capitalized interest expense during the three years ended December 31, 2018 was as follows:

Year ended December 31,	2018	2017	2016
Cash paid for interest	$59.5	$39.9	$22.1
Capitalized interest expense	$6.0	$4.2	$3.0
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
Interest expense related to the 2022 Notes is comprised of the following:

Year ended December 31,	2018	2017	2016
Contractual interest coupon	$47.3	$33.2	$—
Amortization of debt issuance costs	2.4	1.7	—
Total	$49.7	$34.9	$—
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
Interest expense related to the 2021 Notes is comprised of the following:

Year ended December 31,	2018	2017	2016
Contractual interest coupon	$11.8	$11.8	$9.2
Amortization of debt discount	6.6	6.0	4.3
Amortization of debt issuance costs	1.2	1.2	1.0
Total	$19.6	$19.0	$14.5
Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit. During the second quarter of 2018, the maximum amount available under the facility was increased from $125.0 million to$145.0 million (with a limit on letters of credit of $30.0 million). The accordion feature contained in the Credit Agreement that permitted this increase allows for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2018, the company had no borrowings and $6.5 million of letters of credit outstanding, and availability under the facility was $138.5 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have not been redeemed or refinanced.
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
At December 31, 2018, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions.
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed above. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
The company’s anticipated future cash expenditures include anticipated contributions to its defined benefit pension plans. The company believes that it has adequate sources of liquidity to meet its expected 2019 cash requirements.
Note 13 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2018	2017
Payrolls and commissions	$108.1	$120.2
Cost-reduction	75.8	87.7
Accrued vacations	41.2	42.8
Income taxes	32.3	26.0
Taxes other than income taxes	31.2	29.1
Postretirement	14.8	18.5
Accrued interest	13.8	13.8
Other	32.8	53.4
Total other accrued liabilities	$350.0	$391.5
Note 14 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2018, 2.4 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2018, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expenses, and recognizes the compensation cost for only those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2018, 2017 and 2016, the company recognized $13.2 million, $11.2 million and $9.5 million of share-based compensation expense, which is comprised of $13.1 million, $10.1 million and $7.5 million of restricted stock unit expense and $0.1 million, $1.1 million and $2.0 million of stock option expense, respectively.
There were no grants of stock option awards for the years ended December 31, 2018 and 2017. In 2016, the company granted 11 thousand stock option awards. The weighted-average fair value of the grant, which was estimated using the Black-Scholes option pricing model was $4.53. As of December 31, 2018, 1.1 million stock option awards with a weighted-average exercise price of $27.90 are outstanding.
Restricted stock unit awards may contain time-based units, performance-based units, total shareholder return market-based units, or a combination of these units. Each performance-based and market-based unit will vest into zero to two shares depending on the degree to which the performance or market conditions are met. Compensation expense for performance-based awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. Compensation expense for market-based awards is recognized as expense ratably over the measurement period, regardless of the actual level of achievement, provided the service requirement is met. Time-based restricted stock unit grants for the company’s directors vest upon award and compensation expense for such awards is recognized upon grant.

A summary of restricted stock unit activity for the year ended December 31, 2018 follows (shares in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2017	1,688	$13.39
Granted	1,449	12.53
Vested	(778)	13.43
Forfeited and expired	(208)	12.53
Outstanding at December 31, 2018	2,151	12.90
The aggregate weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $17.9 million, $14.4 million and $12.9 million, respectively. The fair value of restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.

Year Ended December 31,	2018
Weighted-average fair value of grant	$15.20
Risk-free interest rate(i)	2.26%
Expected volatility(ii)	52.97%
Expected life of restricted stock unts in years(iii)	2.88
Expected dividend yield	—

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period
As of December 31, 2018, there was $12.2 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $10.4 million, $7.4 million and $3.5 million, respectively.
Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. During 2018 and 2017, the company did not recognize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units because of its tax position. Any such tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge to income related to the company match for the years ended December 31, 2018, 2017 and 2016, was $11.1 million, $10.8 million and $10.7 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge to income related to these plans was $21.3 million, $18.5 million and $19.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2018 and 2017, the liability to the participants of these plans was $11.6 million and $13.4 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
Retirement benefits For the company’s more significant defined benefit pension plans, including the U.S., U.K. and the Netherlands, accrual of future benefits under the plans has ceased.

During 2018, cash lump-sum payments were paid to certain plan participants in two of the company’s international defined benefit pension plans which resulted in a non-cash pension settlement charge of $6.4 million for the year ended December 31, 2018.
Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets at December 31, 2018 and 2017 follows:

	U.S. Plans		International Plans
As of December 31,	2018	2017	2018	2017
Change in projected benefit obligation
Benefit obligation at beginning of year	$5,001.6	$4,972.0	$3,189.7	$3,076.2
Service cost	—	—	3.2	5.1
Interest cost	186.6	211.3	67.3	72.8
Plan participants’ contributions	—	—	1.5	1.9
Plan amendment	—	—	20.6	(52.5)
Plan curtailment	—	—	—	(2.2)
Plan settlement	—	—	(16.4)	—
Actuarial loss (gain)	(270.7)	177.0	(169.5)	(93.8)
Benefits paid	(359.5)	(358.7)	(108.7)	(117.1)
Foreign currency translation adjustments	—	—	(158.2)	299.3
Benefit obligation at end of year	$4,558.0	$5,001.6	$2,829.5	$3,189.7
Change in plan assets
Fair value of plan assets at beginning of year	$3,578.4	$3,452.1	$2,833.9	$2,429.7
Actual return on plan assets	(193.3)	424.0	(75.4)	172.3
Employer contribution	87.2	61.0	42.5	77.4
Plan participants’ contributions	—	—	1.5	1.9
Plan settlement	—	—	(16.4)	—
Benefits paid	(359.5)	(358.7)	(108.7)	(117.1)
Foreign currency translation and other adjustments	—	—	(138.0)	269.7
Fair value of plan assets at end of year	$3,112.8	$3,578.4	$2,539.4	$2,833.9
Funded status at end of year	$(1,445.2)	$(1,423.2)	$(290.1)	$(355.8)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$—	$—	$146.4	$147.4
Other accrued liabilities	(6.7)	(6.8)	(0.1)	(0.2)
Long-term postretirement liabilities	(1,438.5)	(1,416.4)	(436.4)	(503.0)
Total funded status	$(1,445.2)	$(1,423.2)	$(290.1)	$(355.8)
Accumulated other comprehensive loss, net of tax
Net loss	$2,718.6	$2,960.6	$988.0	$1,067.8
Prior service credit	$(37.3)	$(39.8)	$(46.8)	$(69.8)
Accumulated benefit obligation	$4,558.0	$5,001.6	$2,828.2	$3,188.0
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2018 and 2017 follows:

As of December 31,	2018	2017
Accumulated benefit obligation	$6,433.6	$7,151.7
Fair value of plan assets	$4,553.2	$5,227.0

Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2018 and 2017 follows:

As of December 31,	2018	2017
Projected benefit obligation	$6,434.9	$7,153.4
Fair value of plan assets	$4,553.2	$5,227.0

Net periodic pension cost (income) for 2018, 2017 and 2016 includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2018	2017	2016	2018	2017	2016
Service cost(i)	$—	$—	$—	$3.2	$5.1	$7.4
Interest cost	186.6	211.3	231.3	67.3	72.8	87.8
Expected return on plan assets	(230.6)	(235.2)	(253.1)	(114.4)	(127.5)	(139.5)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(3.7)	(2.4)	(3.0)
Recognized net actuarial loss	125.1	126.4	116.0	42.3	49.8	40.3
Curtailment gain	—	—	—	—	(5.4)	(2.0)
Settlement loss	—	—	—	6.4	—	—
Net periodic pension cost (income)	$78.6	$100.0	$91.7	$1.1	$(7.6)	$(9.0)
(i) Service cost is reported in cost of revenue - services and selling, general and administrative expenses. All other components of net periodic pension cost are reported in other income (expense), net in the consolidated statements of income.
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2018	2017	2016	2018	2017	2016
Discount rate	3.87%	4.38%	4.56%	2.24%	2.34%	3.30%
Expected long-term rate of return on assets	6.80%	6.80%	6.80%	4.38%	5.30%	5.99%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	4.50%	3.87%	4.38%	2.55%	2.24%	2.34%
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	42%	36-48%	22%	16-28%
Debt securities	38%	35-41%	62%	55-68%
Real estate	0%	0%	1%	0-3%
Cash	0%	0-5%	1%	0-5%
Other	20%	10-30%	14%	7-21%
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
In 2019, the company expects to make cash contributions of $105.6 million to its worldwide defined benefit pension plans, which are comprised of $38.4 million primarily for international defined benefit pension plans and $67.2 million for the company’s U.S. qualified defined benefit pension plans.
As of December 31, 2018, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year ending December 31,	U.S.	International
2019	$362.2	$97.8
2020	359.4	101.2
2021	357.1	104.2
2022	354.4	112.2
2023	350.9	118.2
2024 - 2028	1,652.1	627.4
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans at December 31, 2018 and 2017, follows:

As of December 31,	2018	2017
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$103.2	$120.1
Service cost	0.6	0.5
Interest cost	4.8	5.6
Plan participants’ contributions	3.1	3.5
Amendments	—	(7.4)
Actuarial gain	(4.2)	(4.3)
Federal drug subsidy	0.2	0.3
Benefits paid	(11.5)	(15.7)
Foreign currency translation and other adjustments	—	0.6
Benefit obligation at end of year	$96.2	$103.2
Change in plan assets
Fair value of plan assets at beginning of year	$7.6	$7.9
Actual return on plan assets	(0.4)	(0.3)
Employer contributions	9.0	12.2
Plan participants’ contributions	3.1	3.5
Benefits paid	(11.5)	(15.7)
Fair value of plan assets at end of year	$7.8	$7.6
Funded status at end of year	$(88.4)	$(95.6)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$1.2	$0.9
Other accrued liabilities	(8.0)	(11.5)
Long-term postretirement liabilities	(81.6)	(85.0)
Total funded status	$(88.4)	$(95.6)
Accumulated other comprehensive loss, net of tax
Net loss	$10.5	$14.9
Prior service credit	(8.2)	(9.8)

Net periodic postretirement benefit cost for 2018, 2017 and 2016, follows:

Year ended December 31,	2018	2017	2016
Service cost(i)	$0.6	$0.5	$0.4
Interest cost	4.8	5.6	6.2
Expected return on assets	(0.4)	(0.5)	(0.4)
Amortization of prior service cost	(1.6)	(0.7)	—
Recognized net actuarial loss	1.0	0.8	0.5
Net periodic benefit cost	$4.4	$5.7	$6.7
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit cost are reported in other income (expense), net in the consolidated statements of income.
Weighted-average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31 were as follows:

Year ended December 31,	2018	2017	2016
Discount rate	5.30%	5.53%	5.61%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2018	2017	2016
Discount rate	5.67%	5.30%	5.53%
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2019, the company expects to contribute approximately $8 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2018	2017
Health care cost trend rate assumed for next year	6.8%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.8%	4.8%
Year that the rate reaches the ultimate trend rate	2023	2023
As of December 31, 2018, the following benefits are expected to be paid from the company’s postretirement plans:

Year ending December 31,	Expected Payments
2019	$9.1
2020	9.6
2021	9.1
2022	8.5
2023	7.9
2024 – 2028	30.9

The following provides a description of the valuation methodologies and the levels of inputs used to measure fair value, and the general classification of investments in the company’s U.S. and international defined benefit pension plans, and the company’s other postretirement benefit plan.
Level 1 – These investments include cash, common stocks, real estate investment trusts, exchange traded funds, futures and options and U.S. government securities. These investments are valued using quoted prices in an active market. Payables, receivables and cumulative futures contracts variation margin received from brokers are also included as Level 1 investments and are valued at face value.
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
Other Fixed Income – These investments are comprised of corporate and government fixed income investments and asset and mortgage-backed securities for which there are quoted prices for identical or similar investments in markets that may not be active.
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
Private Real Estate and Private Equity - These investments represent interests in limited partnerships which invest in privately-held companies or privately-held real estate or other real assets. Net asset values are developed and reported by the general partners that manage the partnerships. These valuations are based on property appraisals, utilization of market transactions that provide valuation information for comparable companies, discounted cash flows, and other methods. These valuations are reported quarterly and adjusted as necessary at year end based on cash flows within the most recent period.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2018.

	U.S. Plans				International Plans
As of December 31, 2018	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$911.7	$909.0	$2.7	$—	$—	$—	$—	$—
Commingled Funds	494.8		494.8		165.6		165.6
Debt Securities
U.S. Govt. Securities	498.5	498.5
Other Fixed Income	374.6		374.6		145.5	0.2	145.3
Insurance Contracts					123.7			123.7
Commingled Funds	196.6		196.6		321.4		321.4
Real Estate
Real Estate Investment Trusts	17.0	17.0			1.3	—	1.3
Commingled Funds	156.7		156.7
Other
Derivatives(i)	35.8	33.6	2.2		2.4		2.4
Commingled Funds					317.0		317.0
Pooled Funds	143.7		143.7		123.6		123.6
Cumulative futures contracts variation margin received from brokers	(29.3)	(29.3)
Cash	3.7	3.7			29.6	29.6
Receivables	20.5	20.5			2.0	2.0
Payables	(1.4)	(1.4)			(2.3)	(2.3)
Total plan assets in fair value hierarchy	$2,822.9	$1,451.6	$1,371.3	$—	$1,229.8	$29.5	$1,076.6	$123.7
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$454.9
Debt	—				814.0
Other	110.2				23.9
Private Real Estate	179.1				16.8
Private Equity	0.6				—
Total pension plan assets	$3,112.8				$2,539.4
Other postretirement plans
Insurance Contracts	$7.8			$7.8
(i) Level 1 derivatives represent unrealized appreciation or depreciation on open futures contracts. The value of open futures contracts includes derivatives and the cumulative futures contracts variation margin received from brokers.
(ii) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

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
Plan assets measured using NAV as a practical expedient(i):
Commingled Funds
Equity	$—				$780.7
Debt	19.8				837.7
Other	105.1				25.2
Private Real Estate	112.4				16.5
Private Equity	0.9				—
Total pension plan assets	$3,578.4				$2,833.9
Other postretirement plans
Insurance Contracts	$7.6			$7.6
(i) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2018.

	January 1, 2018	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2018	December 31, 2018
U.S. plans
Other postretirement plans
Insurance Contracts	$7.6	$(0.4)	$0.6	$—	$—	$7.8
International pension plans
Insurance Contracts	$135.8	$—	$3.5	$(11.7)	$(3.9)	$123.7
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2017.

	January 1, 2017	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2017	December 31, 2017
U.S. plans
Other postretirement plans
Insurance Contracts	$7.9	$(0.2)	$0.2	$(0.3)	$—	$7.6
International pension plans
Insurance Contracts	$116.2	$—	$10.8	$(11.4)	$20.2	$135.8

The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2018				2017
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$—	$—			$19.8	$—	Daily	5 days
Other	110.2	—	Monthly	5 days	105.1	—	Monthly	5 days
Private Real Estate(i)	179.1	—	Quarterly	60-90 days	112.4	—	Quarterly	Up to 90 days
Private Equity(ii)	0.6	—			0.9	—
Total	$289.9	$—			$238.2	$—
International pension plans
Commingled Funds
Equity	$454.9	$—	Weekly	Up to 2 days	$780.7	$—	Weekly, Monthly	Up to 30 days
Debt	814.0	—	Daily, Weekly, Biweekly, Bimonthly	Up to 30 days	837.7	—	Weekly, Biweekly, Bimonthly, Monthly	Up to 30 days
Other	23.9	—	Monthly	Up to 30 days	25.2	—	Monthly	Up to 30 days
Private Real Estate	16.8	—	Monthly	Up to 90 days	16.5	—	Monthly	Up to 90 days
Total	$1,309.6	$—			$1,660.1	$—
(i) Includes investments in private real estate funds and limited partnerships. The funds invest in U.S. real estate and allow redemptions quarterly, though queues, restrictions and gates may extend the period. The limited partnerships include investments in primarily U.S. real estate, and can never be redeemed. The partnerships are all currently being wound up, and are expected to make all distributions over the next year.
(ii) Includes investments in limited partnerships, which invest primarily in U.S. buyouts and venture capital. The investments can never be redeemed. The partnerships are all currently being wound up, and are expected to make all distributions over the next three years.
Note 15 — Litigation and contingencies
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property, and non-income tax matters. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.
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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2018, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $101.0 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends overpayments of approximately $68.0 million for the period January 2002 through July 2011 and sought data to identify the claims at issue for the remaining time period. On August 14, 2018, the Louisiana Court of Appeal for the First Circuit dismissed the case. On September 27, 2018, the Court denied the State’s motion for a rehearing. On October 26, 2018, the State applied for a writ of review to the Louisiana Supreme Court, which was granted on January 18, 2019. The Louisiana Supreme Court will calendar the case for further briefing.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2018, it has adequate provisions for any such matters.
Note 16 — Stockholders’ equity
The company has 150 million authorized shares of common stock, par value $.01 per share, and 40 million shares of authorized preferred stock, par value $1 per share, issuable in series.
At December 31, 2018, 34.4 million shares of unissued common stock of the company were reserved for stock-based incentive plans and the company’s convertible senior notes.
Accumulated other comprehensive income (loss) as of December 31, 2018, 2017 and 2016, is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2015	$(3,945.3)	$(833.8)	$(3,111.5)
Other comprehensive income before reclassifications	(64.9)	(93.3)	28.4
Amounts reclassified from accumulated other comprehensive income	(142.6)	—	(142.6)
Current period other comprehensive income	(207.5)	(93.3)	(114.2)
Balance at December 31, 2016	(4,152.8)	(927.1)	(3,225.7)
Other comprehensive income before reclassifications	506.8	121.9	384.9
Amounts reclassified from accumulated other comprehensive income	(169.8)	(11.8)	(158.0)
Current period other comprehensive income	337.0	110.1	226.9
Balance at December 31, 2017	(3,815.8)	(817.0)	(2,998.8)
Reclassification pursuant to ASU No. 2018-02	(208.7)	—	(208.7)
Other comprehensive income before reclassifications	96.7	(79.7)	176.4
Amounts reclassified from accumulated other comprehensive income	(157.0)	—	(157.0)
Current period other comprehensive income	(269.0)	(79.7)	(189.3)
Balance at December 31, 2018	$(4,084.8)	$(896.7)	$(3,188.1)

Amounts reclassified out of accumulated other comprehensive income for the three years ended December 31, 2018 are as follows:

Year ended December 31,	2018	2017	2016
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$—	$(11.8)	$—
Postretirement Plans:
Amortization of prior service cost(ii)	7.1	5.6	5.6
Amortization of actuarial losses(ii)	(165.9)	(174.1)	(155.2)
Curtailment gain(ii)	—	5.4	2.0
Settlement loss(ii)	(3.9)	—	—
Total before tax	(162.7)	(174.9)	(147.6)
Income tax benefit	5.7	5.1	5.0
Total reclassifications for the period	$(157.0)	$(169.8)	$(142.6)
(i) Reported in other income (expense), net in the consolidated statements of income
(ii) Included in net periodic postretirement cost (see Note 14)
The following table summarizes the changes in shares of common stock and treasury stock during the three years ended December 31, 2018:

	Common Stock	Treasury Stock
Balance at December 31, 2015	52.6	2.7
Stock-based compensation	0.2	—
Balance at December 31, 2016	52.8	2.7
Stock-based compensation	0.6	0.2
Balance at December 31, 2017	53.4	2.9
Stock-based compensation	0.8	0.2
Balance at December 31, 2018	54.2	3.1
Note 17 — Segment information
As described in Note 2, effective January 1, 2018, the company adopted the requirements of Topic 606 which resulted in an adjustment to Technology revenue and profit of $53.0 million in the first quarter of 2018. The adjustment represents revenue from software license extensions and renewals, which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million, is January 1, 2018.
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

•
Technology. This represents revenue from designing and developing software and offering hardware and other related products to help clients improve security, reduce costs and flexibility and improve the efficiency of their data-center environments.

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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2018, 2017 and 2016 was $4.2 million, $6.3 million and $0.7 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. No single customer accounts for more than 10% of revenue. Revenue from various agencies of the U.S. Government, which is reported in both business segments, was approximately $574 million, $571 million and $564 million in 2018, 2017 and 2016, respectively.
Corporate assets are principally cash and cash equivalents, prepaid postretirement assets and deferred income taxes. The expense or income related to corporate assets is allocated to the business segments.
Customer revenue by classes of similar products or services, by segment, is presented below:

Year ended December 31,	2018	2017		2016
Services
Cloud & infrastructure services	$1,363.4	$1,334.3	*	$1,356.4	*
Application services	772.4	791.0	*	855.5	*
BPO services	250.5	202.9		194.4
Total Services	2,386.3	2,328.2		2,406.3
Technology	438.7	413.6		414.4
Total customer revenue	$2,825.0	$2,741.8		$2,820.7
*Amounts were changed to conform to the current-year presentation.

Presented below is a reconciliation of segment operating income to consolidated income (loss) before income taxes:

Year ended December 31,	2018	2017		2016
Total segment operating income	$305.4	$235.4		$208.4
Interest expense	(64.0)	(52.8)		(27.4)
Other income (expense), net	(76.9)	(116.4	)*	(81.3	)*
Cost reduction charges(i)	(19.7)	(135.0)		(82.1)
Corporate and eliminations	(1.6)	(3.3	)*	2.9	*
Total income (loss) before income taxes	$143.2	$(72.1)		$20.5
*Amounts were changed to conform to the current-year presentation. See Note 2
(i) Year ended December 31, 2017 excludes $11.8 million for net foreign currency losses related to exiting foreign countries which are reported in other income (expense), net in the consolidated statements of income.

Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2018	2017	2016
Total segment assets	$1,436.6	$1,364.5	$1,339.0
Cash and cash equivalents	605.0	733.9	370.6
Deferred income taxes	109.3	119.9	146.1
Prepaid postretirement assets	147.6	148.3	33.3
Other corporate assets	159.1	175.8	132.6
Total assets	$2,457.6	$2,542.4	$2,021.6

A summary of the company’s operations by business segment for 2018, 2017 and 2016 is presented below:

	Total		Corporate	Services	Technology
2018
Customer revenue	$2,825.0		$—	$2,386.3	$438.7
Intersegment	—		(24.7)	—	24.7
Total revenue	$2,825.0		$(24.7)	$2,386.3	$463.4
Operating income (loss)	$284.1		$(21.3)	$67.6	$237.8
Depreciation and amortization	164.1		—	97.2	66.9
Total assets	2,457.6		1,021.0	1,013.1	423.5
Capital expenditures	189.3		8.0	92.9	88.4
2017
Customer revenue	$2,741.8		$—	$2,328.2	$413.6
Intersegment	—		(25.9)	—	25.9
Total revenue	$2,741.8		$(25.9)	$2,328.2	$439.5
Operating income (loss)	$97.1	*	$(138.3)*	$64.8	$170.6
Depreciation and amortization	156.5		—	84.6	71.9
Total assets	2,542.4		1,177.9	985.9	378.6
Capital expenditures	176.5		4.3	102.7	69.5
2016
Customer revenue	$2,820.7		$—	$2,406.3	$414.4
Intersegment	—		(22.6)	—	22.6
Total revenue	$2,820.7		$(22.6)	$2,406.3	$437.0
Operating income (loss)	$129.2	*	$(79.2)*	$46.9	$161.5
Depreciation and amortization	155.6		—	81.8	73.8
Total assets	2,021.6		682.6	963.3	375.7
Capital expenditures	147.1		3.0	74.8	69.3
*Amounts were changed to conform to the current-year presentation. See Note 2
Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2018	2017	2016
Revenue
United States	$1,240.0	$1,257.0	$1,309.3
United Kingdom	360.7	315.8	348.0
Other foreign	1,224.3	1,169.0	1,163.4
Total Revenue	$2,825.0	$2,741.8	$2,820.7
Properties, net
United States	$85.3	$85.8	$91.4
United Kingdom	5.3	16.7	15.1
Other foreign	30.7	40.0	38.8
Total Properties, net	$121.3	$142.5	$145.3
Outsourcing assets, net
United States	$97.6	$81.1	$105.1
United Kingdom	86.5	89.9	39.0
Australia	21.7	18.1	11.5
Other foreign	10.6	13.2	16.9
Total Outsourcing assets, net	$216.4	$202.3	$172.5

Note 18 — Quarterly financial information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Year
2018
Revenue	$708.4	$667.4	$688.3	$760.9		$2,825.0
Gross profit	201.2	152.9	153.8	178.4		686.3
Income before income taxes	62.6	20.3	22.2	38.1		143.2
Net income attributable to Unisys Corporation common shareholders	40.6	3.8	6.1	25.0		75.5
Earnings per common share attributable to Unisys Corporation
Basic	0.80	0.07	0.12	0.49		1.48
Diluted	0.62	0.07	0.12	0.41		1.30
2017
Revenue	$664.5	$666.2	$666.3	$744.8		$2,741.8
Gross profit	138.6 *	118.7 *	103.6 *	186.8	*	547.7 *
Income (loss) before income taxes	(16.8)	(42.3)	(40.4)	27.4		(72.1)
Net income (loss) attributable to Unisys Corporation common shareholders	(32.7)	(42.0)	(41.1)	50.5		(65.3)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	(0.65)	(0.83)	(0.81)	1.00		(1.30)
Diluted	(0.65)	(0.83)	(0.81)	0.76		(1.30)
*Amounts were changed to conform to the current-year presentation. See Note 2
In the first, second, third and fourth quarters of 2018, the company recorded pretax cost-reduction and other charges (benefits) of $(2.9) million, $0.7 million, $(0.9) million and $22.8 million, respectively. See Note 3, “Cost reduction actions,” of the Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2018, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 29.

Changes in Internal Control over Financial Reporting
During the fourth quarter ended December 31, 2017, we reported the following material weakness in the company’s internal control over financial reporting:
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
Throughout fiscal year 2018, we implemented the following measures which resulted in the remediation of this material weakness during the the year ended December 31, 2018:

•	Implemented enhanced procedures and controls relative to our comprehensive reviews which are being performed for certain Technology transactions

•	Enhanced processes, reviews and controls relative to the recording of revenue related to all major multiple-element transactions

•	Provided additional revenue recognition training to responsible staff

•	Added resources with an appropriate level of U.S. GAAP revenue recognition knowledge and experience by hiring additional resources or by internal realignment

•	Supplemented existing revenue recognition resources with consultants where necessary

•	Added data elements that support enhanced analytics and controls to the revenue recognition process

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”):

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Unisys Corporation’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Unisys Corporation’s consolidated financial statements are found on page 28 on this report. Schedule II, Valuation and Qualifying Accounts, is found on page 76 on this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
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

4.4	Specimen Stock Certificate representing the Company’s common stock, par value $.01 share (incorporated by reference to Exhibit 4.9 to the Company’s Form S-3 filed on June 12, 2018)

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

10.11	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.12	Form of Performance-Based Restricted Stock Unit Agreement

10.13	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.14	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.15	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.16	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.17
Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.18
Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.19	Form of Executive Employment Agreement for U.S. executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

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

10.25	Amendment 2017-1 to the Unisys Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.26
Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.27
Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.28
Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.29
Security Agreement dated as of April 17, 2017 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017)

10.30
Collateral Trust Agreement dated as of April 17, 2017 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 17, 2017)

10.31
Credit Agreement dated as of October 5, 2017 by and among Unisys Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

10.32
Amendment No. 1 dated as of June 15, 2018 to Credit Agreement dated as of October 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

10.33
Security Agreement dated as of October 5, 2017 by Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

10.34
Intercreditor Agreement dated as of October 5, 2017 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

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
Peter A. Altabef
Chairman, President and Chief Executive Officer
Date: March 4, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2019.

	/s/ Peter A. Altabef	*Denise K. Fletcher
	Peter A. Altabef	Denise K. Fletcher
	Chairman, President and Chief Executive Officer	Director
(principal executive officer)

	/s/ Inder M. Singh	*Philippe Germond
	Inder M. Singh	Philippe Germond
	Senior Vice President and Chief Financial Officer	Director
(principal financial officer)

	/s/ Michael M. Thomson	*Lisa A. Hook
	Michael M. Thomson	Lisa A. Hook
	Vice President and Corporate Controller	Director
(principal accounting officer)

	*Jared L. Cohon	*Deborah Lee James
	Jared L. Cohon	Deborah Lee James
	Director	Director

	*Nathaniel A. Davis	*Paul E. Martin
	Nathaniel A. Davis	Paul E. Martin
	Director	Director

	*Matthew J. Desch	*Regina M. Paolillo
	Matthew J. Desch	Regina M. Paolillo
	Director	Director

*Lee D. Roberts
Lee D. Roberts
Director
*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended December 31, 2016	$21.1	$2.2	$(0.5)	$22.8
Year Ended December 31, 2017	$22.8	$3.1	$(3.9)	$22.0
Year Ended December 31, 2018	$22.0	$(5.1)	$(3.2)	$13.7
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.