Form 10-Q
period 2019-03-31
UNISYS CORP
filed 2019-05-03
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of March 31, 2019: 51,767,382.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue
Services	$612.1	$568.5
Technology	83.7	139.9
	695.8	708.4
Costs and expenses
Cost of revenue:
Services	511.9	470.9
Technology	34.0	36.3
	545.9	507.2
Selling, general and administrative	98.0	90.9
Research and development	9.0	8.5
	652.9	606.6
Operating income	42.9	101.8
Interest expense	15.5	16.6
Other income (expense), net	(30.4)	(22.6)
Income (loss) before income taxes	(3.0)	62.6
Provision for income taxes	13.8	20.9
Consolidated net income (loss)	(16.8)	41.7
Net income attributable to noncontrolling interests	2.6	1.1
Net income (loss) attributable to Unisys Corporation	$(19.4)	$40.6
Earnings (loss) per share attributable to Unisys Corporation
Basic	$(0.38)	$0.80
Diluted	$(0.38)	$0.62
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended March 31,
	2019	2018
Consolidated net income (loss)	$(16.8)	$41.7
Other comprehensive income:
Foreign currency translation	(34.2)	(5.1)
Postretirement adjustments, net of tax of $(1.1) in 2019 and $1.0 in 2018	68.5	39.0
Total other comprehensive income	34.3	33.9
Comprehensive income	17.5	75.6
Less comprehensive income attributable to noncontrolling interests	0.5	2.3
Comprehensive income attributable to Unisys Corporation	$17.0	$73.3
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$504.6	$605.0
Accounts receivable, net	522.7	509.2
Contract assets	30.3	29.7
Inventories:
Parts and finished equipment	12.3	14.0
Work in process and materials	12.6	13.3
Prepaid expenses and other current assets	124.8	130.2
Total current assets	1,207.3	1,301.4
Properties	806.4	800.2
Less-Accumulated depreciation and amortization	683.8	678.9
Properties, net	122.6	121.3
Outsourcing assets, net	216.2	216.4
Marketable software, net	170.7	162.1
Operating lease right-of-use assets	115.5	—
Prepaid postretirement assets	151.4	147.6
Deferred income taxes	111.0	109.3
Goodwill	177.6	177.8
Restricted cash	12.2	19.1
Other long-term assets	200.0	202.6
Total assets	$2,484.5	$2,457.6
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$7.3	$10.0
Accounts payable	213.8	268.9
Deferred revenue	292.2	294.4
Other accrued liabilities	348.6	350.0
Total current liabilities	861.9	923.3
Long-term debt	667.1	642.8
Long-term postretirement liabilities	1,927.2	1,956.5
Long-term deferred revenue	158.1	157.2
Long-term operating lease liabilities	97.2	—
Other long-term liabilities	55.5	77.4
Commitments and contingencies
Deficit:
Common stock, shares issued:
2019; 55.3, 2018; 54.2	0.6	0.5
Accumulated deficit	(1,713.4)	(1,694.0)
Treasury stock, shares at cost:
2019; 3.5, 2018; 3.1	(109.4)	(105.0)
Paid-in capital	4,543.7	4,539.8
Accumulated other comprehensive loss	(4,048.4)	(4,084.8)
Total Unisys stockholders’ deficit	(1,326.9)	(1,343.5)
Noncontrolling interests	44.4	43.9
Total deficit	(1,282.5)	(1,299.6)
Total liabilities and deficit	$2,484.5	$2,457.6
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Consolidated net income (loss)	$(16.8)	$41.7
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Foreign currency transaction losses	4.8	3.3
Non-cash interest expense	2.7	2.6
Employee stock compensation	4.7	4.0
Depreciation and amortization of properties	9.2	11.2
Depreciation and amortization of outsourcing assets	15.8	16.1
Amortization of marketable software	9.5	14.7
Other non-cash operating activities	(0.6)	(0.9)
Loss on disposal of capital assets	1.2	0.2
Postretirement contributions	(23.1)	(30.9)
Postretirement expense	23.5	19.3
(Increase) decrease in deferred income taxes, net	(3.1)	6.0
Changes in operating assets and liabilities:
Receivables, net	5.5	(28.0)
Inventories	2.6	0.8
Accounts payable and other accrued liabilities	(121.0)	(130.1)
Other liabilities	14.8	21.2
Other assets	(0.1)	(1.4)
Net cash used for operating activities	(70.4)	(50.2)
Cash flows from investing activities
Proceeds from investments	893.9	1,222.7
Purchases of investments	(887.2)	(1,208.7)
Investment in marketable software	(18.0)	(19.0)
Capital additions of properties	(10.7)	(5.1)
Capital additions of outsourcing assets	(29.4)	(24.4)
Net proceeds from sale of properties	(0.1)	—
Other	(0.4)	(0.4)
Net cash used for investing activities	(51.9)	(34.9)
Cash flows from financing activities
Proceeds from issuance of long-term debt	27.7	—
Payments of long-term debt	(8.7)	(0.7)
Other	(4.4)	(2.1)
Net cash provided by (used for) financing activities	14.6	(2.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	6.8
Decrease in cash, cash equivalents and restricted cash	(107.3)	(81.1)
Cash, cash equivalents and restricted cash, beginning of period	624.1	764.1
Cash, cash equivalents and restricted cash, end of period	$516.8	$683.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2019	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(16.8)	(19.4)		(19.4)				2.6
Stock-based activity	(0.4)	(0.4)	0.1		(4.4)	3.9
Translation adjustments	(34.2)	(32.8)					(32.8)	(1.4)
Postretirement plans	68.5	69.2					69.2	(0.7)
Balance at March 31, 2019	$(1,282.5)	$(1,326.9)	$0.6	$(1,713.4)	$(109.4)	$4,543.7	$(4,048.4)	$44.4

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2018	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
Cumulative effect adjustment - ASU No. 2014-09	(21.4)	(21.4)		(21.4)
Consolidated net income	41.7	40.6		40.6				1.1
Stock-based activity	1.5	1.5			(2.1)	3.6
Translation adjustments	(5.1)	(5.9)					(5.9)	0.8
Postretirement plans	39.0	38.6					38.6	0.4
Balance at March 31, 2018	$(1,270.8)	$(1,301.3)	$0.5	$(1,943.9)	$(104.8)	$4,530.0	$(3,783.1)	$30.5
See notes to consolidated financial statements

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, contract assets, inventories, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
As described in Note 3, effective January 1, 2019 the company adopted the requirements of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) using the effective date transition method. The company’s updated accounting policy on leases is described in Note 2 of this Form 10-Q.
Note 2 - Summary of Significant Accounting Policies
Leases
The company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the company if the company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The company has lease agreements that include lease and non-lease components, which the company accounts for as a single lease component for all personal property leases. Lease expense for variable leases and short-term leases is recognized when the expense is incurred.
Operating leases are included in operating lease right-of-use (ROU) assets, other accrued liabilities and long-term operating lease liabilities on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term.
Finance leases are included in outsourcing assets, net and long-term debt on the consolidated balance sheets. Finance lease ROU assets and lease liabilities are initially measured in the same manner as operating leases. Finance lease ROU assets are amortized using the straight-line method. Finance lease liabilities are measured at amortized cost using the effective interest method.
The company has not capitalized leases with terms of twelve months or less.

As most of the company’s leases do not provide an implicit rate, the company uses its incremental borrowing rate, based on the information available at the lease commencement date, in determining the present value of lease payments.
The lease term for all of the company’s leases includes the non-cancelable period of the lease plus any additional periods covered by either a company option to extend (or not to terminate) the lease that the company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.
Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, amounts expected to be payable under a residual value guarantee and the exercise of the company option to purchase the underlying asset, if reasonably certain.
Variable lease payments associated with the company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments are presented as an operating expense in the company’s consolidated results of operations in the same line item as expense arising from fixed lease payments (operating leases) or amortization of the ROU asset (finance leases).
The company uses the long-lived assets impairment guidance in ASC Subtopic 360-10 Property, Plant, and Equipment to determine whether an ROU asset is impaired, and if so, the amount of the impairment loss to recognize. If impaired, ROU assets for operating and finance leases are reduced for any impairment losses.
The company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in the consolidated statement of income.
The company has commitments under operating leases for certain facilities and equipment used in its operations. The company also has finance leases for equipment. The company’s leases generally have initial lease terms ranging from 1 year to 8 years, most of which include options to extend or renew the leases for up to 5 years, and some of which may include options to terminate the leases within 1 year. Certain lease agreements contain provisions for future rent increases.
The components of lease expense for the three months ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
Operating lease cost	$14.8
Finance lease cost
Amortization of right-of-use assets	0.4
Interest on lease liabilities	—
Total finance lease cost	0.4
Short-term lease costs	0.1
Variable lease cost	3.9
Sublease income	(0.5)
Total lease cost	$18.7

Supplemental balance sheet information related to leases is as follows:

March 31, 2019
Operating Leases
Operating lease right-of-use assets	$115.5
Other accrued liabilities	45.9
Long-term operating lease liabilities	97.2
Total operating lease liabilities	$143.1

Finance Leases
Outsourcing assets, net	$4.7
Current maturities of long-term debt	$1.6
Long-term debt	3.8
Total finance lease liabilities	$5.4

Weighted-Average Remaining Lease Term
Operating leases	3.9
Finance leases	3.3

Weighted-Average Discount Rate
Operating leases	6.3%
Finance leases	2.5%
Supplemental cash flow information related to leases is as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$13.4
Cash payments for finance leases included in financing activities	0.5
Right-of-use assets obtained in exchange for lease obligations are as follows:

Three Months Ended March 31, 2019
Operating leases	$6.7
Finance leases	—

Maturities of lease liabilities as of March 31, 2019 are as follows:

Year	Finance Leases	Operating Leases
2019	$1.4	$40.4
2020	1.6	47.0
2021	1.6	28.9
2022	1.0	17.8
2023	—	20.7
Thereafter	—	6.6
Total lease payments	5.6	161.4
Less imputed interest	0.2	18.3
Total	$5.4	$143.1
Maturities of lease liabilities as of December 31, 2018, prior to the adoption of ASU No. 2016-02 as described in Note 3, “Accounting Standards,” are as follows:

Year	Finance Leases	Operating Leases(i)
2019	$1.6	$48.5
2020	1.6	42.1
2021	1.6	30.0
2022	1.0	20.8
2023	—	14.3
Thereafter	—	24.4
Total	$5.8	$180.1
(i)Such rental commitments have been reduced by minimum sublease rentals of $2.7 million, due in the future under noncancelable leases.
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. These amounts were immaterial for the three months ended March 31, 2019.
As of March 31, 2019, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2019	$21.2
2020	15.2
2021	10.7
2022	10.1
2023	10.2
Thereafter	8.6
Total	$76.0

Marketable software
The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products. In assessing the estimated revenue-producing lives and recoverability of the products, the company considers operating strategies, underlying technologies utilized, estimated economic life and external market factors, such as expected levels of competition, barriers to entry by potential competitors, stability in the market and governmental regulation. The company continually reassesses the estimated revenue-producing lives of the products and any change in the company’s estimate could result in the remaining amortization expense being accelerated or spread out over a longer period.
Previously, the estimated revenue-producing lives of the company’s proprietary enterprise software was three years. Due to the maturity of the company’s proprietary enterprise software product, the company increased the time between its major releases as its product has a longer useful life. In addition, the company modified its commitment to provide post-contract support from an average of three years to five years following each new proprietary enterprise software release. In the first quarter of 2019, the company validated that the revised extended timeline between major product releases and the revised post-contract support period has achieved market acceptance. The company’s historical experience is that its significant customers typically renew the software on average every five years. As a result, the company adjusted the remaining useful life of its proprietary enterprise software product, which represents approximately 64% of the company’s marketable software, to five years. This change in estimate was applied prospectively effective January 1, 2019. The adjustment resulted in a $4.4 million decrease to cost of revenue in the three months ended March 31, 2019, and accordingly decreased consolidated net loss by $4.4 million or $0.08 per diluted loss per share. The useful lives of the remaining products classified as marketable software remain at three years, which is consistent with prior years. As of March 31, 2019, $90.1 million of marketable software was in process and the remaining $80.6 million has a weighted-average remaining life of 3.03 years. The company performs quarterly reviews to ensure that unamortized costs remain recoverable from future revenue. As of March 31, 2019, the company believes that all unamortized costs are fully recoverable.
Note 3 - Accounting Standards
Accounting Pronouncements Adopted
Effective January 1, 2019, the company adopted ASU No. 2016-02 Leases (Topic 842) issued by the Financial Accounting Standards Board (FASB) which is intended to improve financial reporting about leasing transactions. The ASU requires organizations that lease assets, referred to as lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The company adopted the new standard using the effective date transition method by applying a cumulative-effect adjustment to the balance sheet through the addition of ROU assets and lease liabilities at January 1, 2019. Prior-period results were not restated.
The company applied certain practical expedients, including the package of practical expedients, permitted under the transition guidance within Topic 842 to leases that commenced before January 1, 2019. The election of the package of practical expedients resulted in the company not reassessing prior conclusions under FASB Topic 840 Leases related to lease identification, lease classification and initial direct costs for existing leases at January 1, 2019.
The adoption had a material impact on the consolidated financial position and did not have a material impact on the consolidated results of operations or cash flows as of and for the three months ended March 31, 2019. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the company’s accounting for finance leases remained substantially unchanged.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which clarifies the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This update is effective for fiscal years ending after December 15, 2019, with earlier adoption permitted, including adoption in any interim period. The new guidance can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The company is currently assessing when it will choose to adopt, and is currently evaluating the impact of the adoption on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, loans and other financial instruments. This update is effective for annual periods beginning after December 15, 2019, with earlier adoption permitted. The company will adopt the new guidance on January 1, 2020 through a cumulative-effect adjustment to retained earnings. The company is currently evaluating the impact of the adoption on its consolidated financial statements.

Note 4 - Cost-Reduction Actions
During the three months ended March 31, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges were comprised of $3.5 million for lease abandonment and asset write-offs and $(0.9) million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(3.7) million; selling, general and administrative expenses, $5.0 million; and research and development expenses, $1.3 million.
No provisions for cost-reduction actions were recorded during the three months ended March 31, 2018; however, a benefit of $2.9 million was recorded in the prior period for changes in estimates. The benefit was recorded in the following statement of income classifications: cost of revenue - services, $(3.0) million and selling, general and administrative expenses, $0.1 million.
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2018	$86.2	$6.1	$80.1
Payments	(13.9)	(0.5)	(13.4)
Changes in estimates	(1.0)	(0.8)	(0.2)
Translation adjustments	(0.2)	—	(0.2)
Balance at March 31, 2019	$71.1	$4.8	$66.3
Expected future utilization on balance at March 31, 2019:
2019 remaining nine months	$59.8	$4.8	$55.0
Beyond 2019	$11.3	$—	$11.3
Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7	$0.8	$—	$0.8
Interest cost	66.7	49.2	17.5	64.0	46.6	17.4
Expected return on plan assets	(81.2)	(54.5)	(26.7)	(87.2)	(57.6)	(29.6)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)	(1.5)	(0.6)	(0.9)
Recognized net actuarial loss	37.6	28.9	8.7	42.1	31.2	10.9
Net periodic pension expense (benefit)	$22.6	$23.0	$(0.4)	$18.2	$19.6	$(1.4)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other income (expense), net in the consolidated statements of income.

In 2019, the company expects to make cash contributions of approximately $105.0 million to its worldwide defined benefit pension plans, which are comprised of $67.2 million for the company’s U.S. qualified defined benefit pension plans and $37.8 million primarily for the company’s international defined benefit pension plans. In 2018, the company made cash contributions of $129.7 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2019 and 2018, the company made cash contributions of $21.2 million and $27.4 million, respectively.

Net periodic postretirement benefit expense for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months Ended March 31,
	2019	2018
Service cost(i)	$0.1	$0.2
Interest cost	1.2	1.2
Expected return on assets	(0.1)	(0.1)
Recognized net actuarial loss	0.1	0.3
Amortization of prior service benefit	(0.4)	(0.5)
Net periodic postretirement benefit expense	$0.9	$1.1

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other income (expense), net in the consolidated statements of income.

The company expects to make cash contributions of approximately $8.0 million to its postretirement benefit plans in 2019 compared to $9.0 million in 2018. For the three months ended March 31, 2019 and 2018, the company made cash contributions of $1.9 million and $3.5 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At March 31, 2019, 1.6 million shares of unissued common stock of the company were available for granting under these plans.
As of March 31, 2019, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the three months ended March 31, 2019 and 2018, the company recorded $4.7 million and $4.0 million of share-based compensation expense, respectively, which was comprised of $4.7 million and $3.9 million of restricted stock unit expense and zero and $0.1 million of stock option expense, respectively.
There were no grants of stock option awards during the three months ended March 31, 2019 and 2018. As of March 31, 2019, 554,407 stock option awards with a weighted-average exercise price of $23.49 are outstanding.
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
A summary of restricted stock unit activity for the three months ended March 31, 2019 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2018	2,151	$12.90
Granted	1,296	15.04
Vested	(1,074)	13.23
Forfeited and expired	(30)	13.47
Outstanding at March 31, 2019	2,343	14.11

The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2019 and 2018 was $16.5 million and $17.3 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Weighted-average fair value of grant	$16.58	$15.20
Risk-free interest rate(i)	2.49%	2.26%
Expected volatility(ii)	47.91%	52.97%
Expected life of restricted stock units in years(iii)	2.87	2.88
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)Represents the remaining life of the longest performance period
As of March 31, 2019, there was $23.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the three months ended March 31, 2019 and 2018 was $14.2 million and $9.1 million, respectively.
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

Note 8 — Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three months ended March 31, 2019 and 2018 (shares in thousands):

	Three Months Ended March 31,
	2019	2018
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(19.4)	$40.6
Weighted average shares	51,418	50,748
Basic earnings (loss) per common share	$(0.38)	$0.80
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(19.4)	$40.6
Add interest expense on convertible senior notes, net of tax of zero	—	4.8
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(19.4)	$45.4
Weighted average shares	51,418	50,748
Plus incremental shares from assumed conversions:
Employee stock plans	—	327
Convertible senior notes	—	21,868
Adjusted weighted average shares	51,418	72,943
Diluted earnings (loss) per common share	$(0.38)	$0.62

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,401	2,044
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	21,868	—

(i)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 9 - Contract Assets and Contract Liabilities
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities represent deferred revenue.
Net contract assets (liabilities) as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
Contract assets - current	$30.3	$29.7
Contract assets - long-term(i)	21.9	22.2
Deferred revenue - current	(292.2)	(294.4)
Deferred revenue - long-term	(158.1)	(157.2)

(i)Reported in other long-term assets on the company’s consolidated balance sheets
As of March 31, 2019 and December 31, 2018, deposit liabilities of $16.5 million and $21.2 million, respectively, were principally included in current deferred revenue. These deposit liabilities represent upfront consideration received from customers for services such as post-contract support and maintenance that allow the customer to terminate the contract at any time for convenience.
Significant changes during the three months ended March 31, 2019 and 2018 in the above contract asset and liability balances were as follows: revenue of $104.9 million and $104.6 million was recognized that was included in deferred revenue at December 31, 2018 and 2017, respectively.

Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At March 31, 2019 and December 31, 2018, the company had $12.2 million and $12.1 million, respectively, of deferred commissions. For the three months ended March 31, 2019 and 2018, $1.0 million and $1.7 million, respectively, of amortization expense related to deferred commissions was recorded in selling, general and administrative expense in the company’s consolidated statements of income.
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such cost at March 31, 2019 and December 31, 2018 was $79.3 million and $79.5 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of sales. During the three months ended March 31, 2019 and 2018, $6.2 million and $3.6 million, respectively, was amortized. The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2019 and December 31, 2018, the notional amount of these contracts was $385.4 million and $384.7 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Balance Sheet Location
Prepaid expenses and other current assets	$0.3	$3.4
Other accrued liabilities	3.9	0.3
Total fair value	$(3.6)	$3.1
The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018
Statement of Income Location
Other income (expense), net	$0.1	$10.7

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes due 2022	$432.6	$487.6	$432.0	$486.8
5.50% convertible senior notes due 2021	$196.2	$299.3	$194.2	$298.5
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill
At March 31, 2019, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.3 million.
Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2019 were as follows:

	Total	Services	Technology
Balance at December 31, 2018	$177.8	$69.1	$108.7
Translation adjustments	(0.2)	(0.2)	—
Balance at March 31, 2019	$177.6	$68.9	$108.7
Note 13 - Debt
Long-term debt is comprised of the following:

	March 31, 2019	December 31, 2018
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $7.4 million and $8.0 million at March 31, 2019 and December 31, 2018, respectively)	$432.6	$432.0
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $17.3 million and $19.3 million at March 31, 2019 and December 31, 2018, respectively)	196.2	194.2
Finance leases	5.4	5.8
Other debt	40.2	20.8
Total	674.4	652.8
Less – current maturities	7.3	10.0
Total long-term debt	$667.1	$642.8

See Note 11 for the fair value of the notes.
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
Interest expense related to the 2022 notes for the three month periods ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Contractual interest coupon	$11.8	$11.8
Amortization of debt issuance costs	0.6	0.6
Total	$12.4	$12.4
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
Interest expense related to the 2021 notes for the three month periods ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Contractual interest coupon	$2.9	$2.9
Amortization of debt discount	1.7	1.6
Amortization of debt issuance costs	0.3	0.3
Total	$4.9	$4.8
Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2019, the company had no borrowings and $6.4 million of letters of credit outstanding, and availability under the facility was $132.7 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have been redeemed or refinanced.
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
Other
On March 27, 2019, the company entered into an Installment Payment Agreement (IPA) with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. The IPA was in the amount of $27.7 million, of which $4.8 million matures on March 30, 2022 and $22.9 million matures on December 30, 2023. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears.
Note 14 - Commitments and Contingencies
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2019, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $102 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends overpayments of approximately $68 million for the period January 2002 through July 2011 and sought data to identify the claims at issue for the remaining time period. On August 14, 2018, the Louisiana Court of Appeal for the First Circuit dismissed the case. On September 27, 2018, the Court denied the State’s motion for a rehearing. On October 26, 2018, the State applied for a writ of review to the Louisiana Supreme Court, which was granted on January 18, 2019. The Louisiana Supreme Court heard oral argument in the case on March 25, 2019.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2019, it has adequate provisions for any such matters.
Note 15 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) as of December 31, 2018 and March 31, 2019 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2018	$(4,084.8)	$(896.7)	$(3,188.1)
Other comprehensive income before reclassifications	1.5	(32.8)	34.3
Amounts reclassified from accumulated other comprehensive income	34.9	—	34.9
Current period other comprehensive income	36.4	(32.8)	69.2
Balance at March 31, 2019	$(4,048.4)	$(929.5)	$(3,118.9)

Amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Postretirement Plans(i):
Amortization of prior service cost	$(1.5)	$(1.8)
Amortization of actuarial losses	37.4	41.8
Total before tax	35.9	40.0
Income tax benefit	(1.0)	(1.3)
Total reclassification for the period	$34.9	$38.7

(i)These items are included in net periodic postretirement cost (see Note 5).
Note 16 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$18.4	$13.6
Interest	$6.0	$6.3
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$504.6	$605.0
Restricted cash	12.2	19.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$516.8	$624.1
Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Restricted cash includes cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business process outsourcing joint venture agreement and other cash that is restricted from withdrawal.
Note 17 - Segment Information
Effective January 1, 2018, the company adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which resulted in an adjustment to Technology revenue and profit of $53.0 million in the first quarter of 2018. The adjustment represents revenue from software license extensions and renewals, which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million, was January 1, 2018.

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2019 and 2018 was $0.2 million and zero, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three month periods ended March 31, 2019 and 2018 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2019
Customer revenue	$695.8	$—	$612.1	$83.7
Intersegment	—	(2.4)	—	2.4
Total revenue	$695.8	$(2.4)	$612.1	$86.1
Operating income (loss)	$42.9	$(1.7)	$15.2	$29.4

Three Months Ended March 31, 2018
Customer revenue	$708.4	$—	$568.5	$139.9
Intersegment	—	(10.0)	—	10.0
Total revenue	$708.4	$(10.0)	$568.5	$149.9
Operating income	$101.8	$2.7	$17.1	$82.0

Presented below is a reconciliation of total business segment operating income to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
	2019	2018
Total segment operating income	$44.6	$99.1
Interest expense	(15.5)	(16.6)
Other income (expense), net	(30.4)	(22.6)
Cost-reduction (charges) benefit	(2.6)	2.9
Corporate and eliminations	0.9	(0.2)
Total income (loss) before income taxes	$(3.0)	$62.6
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,
	2019	2018
Services
Cloud & infrastructure services	$361.2	$318.4
Application services	189.1	192.9
Business process outsourcing services	61.8	57.2
	612.1	568.5
Technology	83.7	139.9
Total	$695.8	$708.4
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2019	2018
United States	$332.6	$286.5
United Kingdom	95.3	114.8
Other foreign	267.9	307.1
Total	$695.8	$708.4
Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At March 31, 2019, the company had approximately $1.1 billion of remaining performance obligations of which approximately 36% is estimated to be recognized as revenue by the end of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report. In this discussion and analysis of the company’s financial condition and results of operations, the company has included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed under “Risk Factors” in Part II, Item 1A. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
Overview
Effective January 1, 2018, the company adopted the requirements of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method whereby prior periods were not restated. This resulted in an adjustment to Technology revenue and profit of $53.0 million ($47.7 million, net of tax) in the first quarter of 2018. The adjustment represents revenue from software license extensions and renewals, which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million, was January 1, 2018.
For the three months ended March 31, 2019, the company reported a net loss attributable to Unisys Corporation of $19.4 million, or loss of $0.38 per diluted share, compared with net income of $40.6 million, or income of $0.62 per diluted share for the three months ended March 31, 2018.
Results of operations
Company results
Revenue for the quarter ended March 31, 2019 was $695.8 million compared with $708.4 million for the first quarter of 2018, a decrease of 1.8% from the prior year principally due to the impact of the Topic 606 adjustment described above. Excluding this adjustment, revenue increased 6.2%. Foreign currency fluctuations had a 4 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue increased 7.7% and Technology revenue decreased 40.2% in the current quarter compared with the year-ago period. Excluding the prior-year Topic 606 adjustment of $53.0 million, Technology revenue decreased 3.7%. U.S. revenue increased 16.1% in the first quarter compared with the year-ago period. International revenue decreased 13.9% in the current quarter due to declines in all regions. Without the prior-year Topic 606 adjustment, U.S. revenue increased 18.2% and international revenue decreased 2.9%. Foreign currency had a 6 percentage-point negative impact on international revenue in the three months ended March 31, 2019 compared with the three months ended March 31, 2018.
During the three months ended March 31, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges were comprised of $3.5 million for lease abandonment and asset write-offs and $(0.9) million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(3.7) million; selling, general and administrative expenses, $5.0 million; and research and development expenses, $1.3 million.
No provisions for cost-reduction actions were recorded during the three months ended March 31, 2018; however, a benefit of $2.9 million was recorded in the prior period for changes in estimates. The benefit was recorded in the following statement of income classifications: cost of revenue - services, $(3.0) million and selling, general and administrative expenses, $0.1 million.
Total gross profit margin was 21.5% in the three months ended March 31, 2019 compared with 28.4% in the three months ended March 31, 2018. Gross profit margin in 2019 was positively impacted by $4.4 million related to the change in useful life of the company’s proprietary enterprise software. See Note 2, “Summary of Significant Accounting Policies,” for further detail. Gross profit margin in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding this adjustment, total gross profit margin in the first quarter of 2018 was 22.6%.

Selling, general and administrative expense in the three months ended March 31, 2019 was $98.0 million (14.1% of revenue) compared with $90.9 million (12.8% of revenue) in the year-ago period. Excluding the Topic 606 adjustment of $53.0 million, selling, general and administrative expense as a percentage of revenue was 13.9% in the three months ended March 31, 2018.
Research and development (R&D) expense in the first quarter of 2019 was $9.0 million compared with $8.5 million in the first quarter of 2018.
For the first quarter of 2019, the company reported an operating profit of $42.9 million compared with an operating profit of $101.8 million in the first quarter of 2018. The principal item affecting the comparison of 2019 to 2018 is the prior-year $53.0 million Topic 606 adjustment described above. Excluding the Topic 606 adjustment, operating profit in the first quarter of 2018 was $48.8 million.
Interest expense for the three months ended March 31, 2019 was $15.5 million compared with $16.6 million for the three months ended March 31, 2018.
Other income (expense), net was expense of $30.4 million in the first quarter of 2019 compared with expense of $22.6 million in the first quarter of 2018. Included in 2019 was postretirement expense of $22.7 million, foreign exchange losses of $4.5 million and a $4.4 million increase in the reserve for environmental matters. The prior-year period included postretirement expense of $18.3 million and $3.7 million of foreign exchange losses.
For the three months ended March 31, 2019, pension expense was $22.6 million compared with $18.2 million for the three months ended March 31, 2018. The increase in pension expense in 2019 was principally due to lower expected returns on plan assets and higher interest costs partially offset by lower amortization of net actuarial losses for the company’s U.S. defined benefit pension plans. For the full year 2019, the company expects to recognize pension expense of approximately $90.6 million compared with $79.7 million for the full year of 2018. The company records the service cost component of pension income or expense in cost of revenue and selling, general and administrative expense. All other components of pension income or expense are recorded in other income (expense), net in the consolidated statements of income.
Loss before income taxes for the three months ended March 31, 2019 was $3.0 million compared with income of $62.6 million for the three months ended March 31, 2018. The decrease is principally attributed to the prior-year Topic 606 adjustment described above.
The provision for income taxes was $13.8 million in the current quarter compared with $20.9 million in the year-ago period. The prior-year period includes expense of $5.3 million related to the Topic 606 adjustment described above. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net loss attributable to Unisys Corporation for the three months ended March 31, 2019 was $19.4 million, or loss of $0.38 per diluted share, compared with income of $40.6 million, or income of $0.62 per diluted share, for the three months ended March 31, 2018.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2019 and 2018 was $0.2 million and zero, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2019
Customer revenue	$695.8	$—	$612.1	$83.7
Intersegment	—	(2.4)	—	2.4
Total revenue	$695.8	$(2.4)	$612.1	$86.1
Gross profit percent	21.5%		15.4%	58.1%
Operating profit percent	6.2%		2.5%	34.1%

Three Months Ended March 31, 2018
Customer revenue	$708.4	$—	$568.5	$139.9
Intersegment	—	(10.0)	—	10.0
Total revenue	$708.4	$(10.0)	$568.5	$149.9
Gross profit percent	28.4%		16.6%	68.9%
Operating profit percent	14.4%		3.0%	54.7%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,		Percent Change
	2019	2018
Services
Cloud & infrastructure services	$361.2	$318.4	13.4%
Application services	189.1	192.9	(2.0)%
Business process outsourcing services	61.8	57.2	8.0%
	612.1	568.5	7.7%
Technology	83.7	139.9	(40.2)%
Total	$695.8	$708.4	(1.8)%
In the Services segment, customer revenue was $612.1 million for the three months ended March 31, 2019, up 7.7% from the three months ended March 31, 2018. Foreign currency translation had a 4 percentage-point negative impact on Services revenue in the current period compared with the year-ago period. The growth in revenue was principally due to the impact of new managed services contracts.

Revenue from cloud & infrastructure services was $361.2 million in the current quarter, up 13.4% compared with the prior-year quarter. Foreign currency fluctuations had a 4 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 2.0% for the three-month period ended March 31, 2019 compared with the three-month period ended March 31, 2018. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 8.0% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 6 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 15.4% in the first quarter of 2019 compared with 16.6% in the year-ago period. Services operating profit percent was 2.5% in the three months ended March 31, 2019 compared with 3.0% in the three months ended March 31, 2018. Services margins are lower than the prior-year period due to new contracts in implementation stage as costs are incurred ahead of revenue being recognized.
In the Technology segment, customer revenue decreased 40.2% to $83.7 million in the current quarter compared with $139.9 million in the year-ago period. The decline is principally attributed to the prior-year Topic 606 adjustment of $53.0 million described above. Excluding this adjustment, customer revenue decreased 3.7%. Foreign currency translation had a 3 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 58.1% in the current quarter compared with 68.9% in the year-ago quarter. Technology operating profit percent was 34.1% in the three months ended March 31, 2019 compared with 54.7% in the three months ended March 31, 2018. The decrease in gross profit and operating profit percent in 2019 was primarily due to the prior-year Topic 606 adjustment. Excluding the impact of the Topic 606 adjustment of $53.0 million, gross profit percent was 51.9% and operating profit percent was 29.9% in the prior year.
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
Cash and cash equivalents at March 31, 2019 were $504.6 million compared to $605.0 million at December 31, 2018.
As of March 31, 2019, $298.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. In the future, if these funds are needed for the company’s operations in the U.S., it is expected the company would be required to pay taxes on only a limited portion of this balance.
During the three months ended March 31, 2019, cash used for operations was $70.4 million compared to cash usage of $50.2 million for the three months ended March 31, 2018.
Cash used for investing activities during the three months ended March 31, 2019 was $51.9 million compared to cash usage of $34.9 million during the three months ended March 31, 2018. Net proceeds from investments were $6.7 million for the three months ended March 31, 2019 compared with net proceeds of $14.0 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $18.0 million compared with $19.0 million in the year-ago period, capital additions of properties were $10.7 million in 2019 compared with $5.1 million in 2018 and capital additions of outsourcing assets were $29.4 million in 2019 compared with $24.4 million in 2018. The increase in capital expenditures is attributed in part to new business.
Cash provided by financing activities during the three months ended March 31, 2019 was $14.6 million compared to cash usage of $2.8 million during the three months ended March 31, 2018. The fluctuation is attributed to the issuance of $27.7 million of debt described below.
At March 31, 2019, total debt was $674.4 million compared to $652.8 million at December 31, 2018. The increase is primarily due the issuance of debt described below.

On March 27, 2019, the company entered into an Installment Payment Agreement (IPA) with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. The IPA was in the amount of $27.7 million, of which $4.8 million matures on March 30, 2022 and $22.9 million matures on December 30, 2023. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears.
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2019, the company had no borrowings and $6.4 million of letters of credit outstanding, and availability under the facility was $132.7 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have been redeemed or refinanced.
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
At March 31, 2019, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2019, the company expects to make cash contributions of approximately $105.0 million to its worldwide defined benefit pension plans, which are comprised of $37.8 million primarily for international defined benefit pension plans and $67.2 million for the company’s U.S. qualified defined benefit pension plans.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its 2018 Form 10-K.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

(a)
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

(b)
No change in our internal control over financial reporting occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings
Information with respect to litigation is set forth in Note 14 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.

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
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2018, the company made cash contributions of $129.7 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2019 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $105.0 million, which are comprised of approximately $67.2 million for the company’s U.S. qualified defined benefit pension plans and approximately $37.8 million primarily for non-U.S. defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, the company currently anticipates that its required cash contributions will increase in 2020 and for the next several years.
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
The impact of Brexit could adversely affect the company’s operations in the United Kingdom as well as the funded status of the company’s U.K. pension plans.
The impact of the decision by the United Kingdom to withdraw from the European Union, commonly referred to as “Brexit”, and the resulting effect on the political and economic future of the U.K. and the European Union is uncertain. Depending on the outcome, the company may decide to alter its European operations to respond to the new business, legal, regulatory, tax and trade environments that may result, which may adversely affect the company’s financial results. In addition, uncertainty regarding Brexit could cause a slowdown in economic activity in the U.K., the European Union or globally. As a result of these possible effects, among others, Brexit could adversely impact the company’s operations in the U.K., cause increased volatility in the measurement of the pension assets or benefit obligations in the company’s U.K. pension plans, as well as adversely affect the funded status of the company’s U.K. pension plans.
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
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. See Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it. Additional legal proceedings may arise in the future with respect to the company’s existing and legacy operations, and may adversely affect the company’s business or reputation.
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

3.4	Bylaws of Unisys Corporation, as amended through April 30, 2015 (incorporated by reference to Exhibit 3.3 to the registrant’s Quarterly Report on Form 10-Q filed on April 30, 2015)

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Michael M. Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Michael M. Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: May 3, 2019	By:	/s/ Michael M. Thomson
Michael M. Thomson
Interim Chief Financial Officer,
Vice President and Corporate Controller
(Principal Financial and Accounting Officer)