Form 10-Q
period 2019-06-30
UNISYS CORP
filed 2019-07-30
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-8729

UNISYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-0387840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Lakeview Drive, Suite 100 Blue Bell, Pennsylvania	19422
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 986-4011

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01	UIS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Number of shares of Common Stock outstanding as of June 30, 2019: 51,784,433.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Services	$653.4	$586.7	$1,265.5	$1,155.2
Technology	100.4	80.7	184.1	220.6
	753.8	667.4	1,449.6	1,375.8
Costs and expenses
Cost of revenue:
Services	534.8	484.2	1,046.7	955.1
Technology	25.1	30.3	59.1	66.6
	559.9	514.5	1,105.8	1,021.7
Selling, general and administrative	99.7	92.7	197.7	183.6
Research and development	7.2	6.2	16.2	14.7
	666.8	613.4	1,319.7	1,220.0
Operating income	87.0	54.0	129.9	155.8
Interest expense	16.2	15.7	31.7	32.3
Other income (expense), net	(28.9)	(18.0)	(59.3)	(40.6)
Income before income taxes	41.9	20.3	38.9	82.9
Provision for income taxes	12.1	14.3	25.9	35.2
Consolidated net income	29.8	6.0	13.0	47.7
Net income attributable to noncontrolling interests	3.6	2.2	6.2	3.3
Net income attributable to Unisys Corporation	$26.2	$3.8	$6.8	$44.4
Earnings per share attributable to Unisys Corporation
Basic	$0.51	$0.07	$0.13	$0.87
Diluted	$0.42	$0.07	$0.13	$0.74
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$29.8	$6.0	$13.0	$47.7
Other comprehensive income:
Foreign currency translation	(13.8)	(23.3)	(48.0)	(28.4)
Postretirement adjustments, net of tax of $4.2 and $3.1 in 2019 and $1.9 and $2.9 in 2018	50.4	39.9	118.9	78.9
Total other comprehensive income	36.6	16.6	70.9	50.5
Comprehensive income	66.4	22.6	83.9	98.2
Less comprehensive income attributable to noncontrolling interests	2.7	0.9	3.2	3.2
Comprehensive income attributable to Unisys Corporation	$63.7	$21.7	$80.7	$95.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$507.2	$605.0
Accounts receivable, net	496.4	509.2
Contract assets	32.7	29.7
Inventories:
Parts and finished equipment	13.5	14.0
Work in process and materials	14.4	13.3
Prepaid expenses and other current assets	141.6	130.2
Total current assets	1,205.8	1,301.4
Properties	814.2	800.2
Less-Accumulated depreciation and amortization	690.4	678.9
Properties, net	123.8	121.3
Outsourcing assets, net	210.1	216.4
Marketable software, net	177.8	162.1
Operating lease right-of-use assets	134.5	—
Prepaid postretirement assets	152.9	147.6
Deferred income taxes	104.0	109.3
Goodwill	177.8	177.8
Restricted cash	10.3	19.1
Other long-term assets	210.8	202.6
Total assets	$2,507.8	$2,457.6
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$7.5	$10.0
Accounts payable	233.5	268.9
Deferred revenue	288.3	294.4
Other accrued liabilities	342.4	350.0
Total current liabilities	871.7	923.3
Long-term debt	668.6	642.8
Long-term postretirement liabilities	1,888.0	1,956.5
Long-term deferred revenue	147.0	157.2
Long-term operating lease liabilities	96.1	—
Other long-term liabilities	50.1	77.4
Commitments and contingencies
Deficit:
Common stock, shares issued:
2019; 55.3, 2018; 54.2	0.6	0.5
Accumulated deficit	(1,687.2)	(1,694.0)
Treasury stock, shares at cost:
2019; 3.5, 2018; 3.1	(109.5)	(105.0)
Paid-in capital	4,546.2	4,539.8
Accumulated other comprehensive loss	(4,010.9)	(4,084.8)
Total Unisys stockholders’ deficit	(1,260.8)	(1,343.5)
Noncontrolling interests	47.1	43.9
Total deficit	(1,213.7)	(1,299.6)
Total liabilities and deficit	$2,507.8	$2,457.6
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Consolidated net income	$13.0	$47.7
Adjustments to reconcile consolidated net income to net cash used for operating activities:
Foreign currency transaction losses	5.3	1.5
Non-cash interest expense	5.4	5.2
Employee stock compensation	7.3	7.3
Depreciation and amortization of properties	17.8	21.6
Depreciation and amortization of outsourcing assets	31.7	31.9
Amortization of marketable software	21.6	28.6
Other non-cash operating activities	(0.2)	(1.6)
Loss on disposal of capital assets	1.3	0.3
Gain on sale of properties	—	(7.1)
Postretirement contributions	(47.7)	(72.9)
Postretirement expense	47.1	38.5
Decrease in deferred income taxes, net	2.7	8.3
Changes in operating assets and liabilities:
Receivables, net	10.1	(21.2)
Inventories	(0.3)	(0.8)
Accounts payable and other accrued liabilities	(140.3)	(152.8)
Other liabilities	16.9	10.8
Other assets	(11.2)	(7.2)
Net cash used for operating activities	(19.5)	(61.9)
Cash flows from investing activities
Proceeds from investments	1,704.1	2,028.8
Purchases of investments	(1,706.9)	(2,034.6)
Investment in marketable software	(37.2)	(41.1)
Capital additions of properties	(20.8)	(9.9)
Capital additions of outsourcing assets	(39.7)	(42.4)
Net proceeds from sale of properties	(0.2)	19.7
Other	(0.4)	(0.9)
Net cash used for investing activities	(101.1)	(80.4)
Cash flows from financing activities
Proceeds from issuance of long-term debt	28.1	—
Payments of long-term debt	(10.5)	(1.3)
Other	(4.5)	(2.1)
Net cash provided by (used for) financing activities	13.1	(3.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.9	(17.3)
Decrease in cash, cash equivalents and restricted cash	(106.6)	(163.0)
Cash, cash equivalents and restricted cash, beginning of period	624.1	764.1
Cash, cash equivalents and restricted cash, end of period	$517.5	$601.1
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2019	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(16.8)	(19.4)		(19.4)				2.6
Stock-based activity	(0.4)	(0.4)	0.1		(4.4)	3.9
Translation adjustments	(34.2)	(32.8)					(32.8)	(1.4)
Postretirement plans	68.5	69.2					69.2	(0.7)
Balance at March 31, 2019	$(1,282.5)	$(1,326.9)	$0.6	$(1,713.4)	$(109.4)	$4,543.7	$(4,048.4)	$44.4
Consolidated net income	29.8	26.2		26.2				3.6
Stock-based activity	2.4	2.4			(0.1)	2.5
Translation adjustments	(13.8)	(11.6)					(11.6)	(2.2)
Postretirement plans	50.4	49.1					49.1	1.3
Balance at June 30, 2019	$(1,213.7)	$(1,260.8)	$0.6	$(1,687.2)	$(109.5)	$4,546.2	$(4,010.9)	$47.1

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2018	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
Cumulative effect adjustment - ASU No. 2014-09	(21.4)	(21.4)		(21.4)
Consolidated net income	41.7	40.6		40.6				1.1
Stock-based activity	1.5	1.5			(2.1)	3.6
Translation adjustments	(5.1)	(5.9)					(5.9)	0.8
Postretirement plans	39.0	38.6					38.6	0.4
Balance at March 31, 2018	$(1,270.8)	$(1,301.3)	$0.5	$(1,943.9)	$(104.8)	$4,530.0	$(3,783.1)	$30.5
Consolidated net income	6.0	3.8		3.8				2.2
Stock-based activity	4.1	4.1				4.1
Translation adjustments	(23.3)	(21.6)					(21.6)	(1.7)
Postretirement plans	39.9	39.5					39.5	0.4
Balance at June 30, 2018	$(1,244.1)	$(1,275.5)	$0.5	$(1,940.1)	$(104.8)	$4,534.1	$(3,765.2)	$31.4
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
The company uses the long-lived assets impairment guidance in ASC Subtopic 360-10 Property, Plant, and Equipment to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. If impaired, ROU assets for operating and finance leases are reduced for any impairment losses.
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
The components of lease expense for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$18.4	$33.2
Finance lease cost
Amortization of right-of-use assets	0.4	0.8
Interest on lease liabilities	—	—
Total finance lease cost	0.4	0.8
Short-term lease costs	0.1	0.2
Variable lease cost	2.8	6.7
Sublease income	(0.1)	(0.6)
Total lease cost	$21.6	$40.3

Supplemental balance sheet information related to leases is as follows:

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$134.5
Other accrued liabilities	66.8
Long-term operating lease liabilities	96.1
Total operating lease liabilities	$162.9

Finance Leases
Outsourcing assets, net	$4.7
Current maturities of long-term debt	$1.6
Long-term debt	3.8
Total finance lease liabilities	$5.4

Weighted-Average Remaining Lease Term
Operating leases	3.3
Finance leases	3.2

Weighted-Average Discount Rate
Operating leases	6.3%
Finance leases	2.6%
Supplemental cash flow information related to leases is as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$31.8
Cash payments for finance leases included in financing activities	0.9
Right-of-use assets obtained in exchange for lease obligations are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases	$36.2	$42.9
Finance leases	0.4	0.4

Maturities of lease liabilities as of June 30, 2019 are as follows:

Year	Finance Leases	Operating Leases
2019	$1.0	$37.0
2020	1.7	67.5
2021	1.7	30.7
2022	1.1	18.4
2023	0.1	11.1
Thereafter	—	15.9
Total lease payments	5.6	180.6
Less imputed interest	0.2	17.7
Total	$5.4	$162.9
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
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. These amounts were immaterial for the three and six months ended June 30, 2019.
As of June 30, 2019, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2019	$16.8
2020	18.2
2021	12.9
2022	12.3
2023	12.3
Thereafter	17.5
Total	$90.0

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

Previously, the estimated revenue-producing lives of the company’s proprietary enterprise software was three years. Due to the maturity of the company’s proprietary enterprise software product, the company increased the time between its major releases as its product has a longer useful life. In addition, the company modified its commitment to provide post-contract support from an average of three years to five years following each new proprietary enterprise software release. In the first quarter of 2019, the company validated that the revised extended timeline between major product releases and the revised post-contract support period has achieved market acceptance. The company’s historical experience is that its significant customers typically renew the software on average every five years. As a result, the company adjusted the remaining useful life of its proprietary enterprise software product, which represents approximately 65% of the company’s marketable software, to five years. This change in estimate was applied prospectively effective January 1, 2019. The adjustment resulted in a $4.9 million decrease to cost of revenue in the three months ended June 30, 2019, and accordingly increased consolidated net income by $4.9 million or $0.06 per diluted earnings per share. For the six months ended June 30, 2019, this adjustment resulted in a $9.3 million decrease to cost of revenue, and accordingly increased consolidated net income by $9.3 million or $0.18 per diluted earnings per share. The useful lives of the remaining products classified as marketable software remain at three years, which is consistent with prior years. As of June 30, 2019, $44.7 million of marketable software was in process and the remaining $133.1 million has a weighted-average remaining life of 3.5 years. The company performs quarterly reviews to ensure that unamortized costs remain recoverable from future revenue. As of June 30, 2019, the company believes that all unamortized costs are fully recoverable.
Note 3 - Accounting Standards
Accounting Pronouncements Adopted
Effective January 1, 2019, the company adopted ASU No. 2016-02 Leases (Topic 842) issued by the Financial Accounting Standards Board (FASB) which is intended to improve financial reporting about leasing transactions. Topic 842 requires organizations that lease assets, referred to as lessees, to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The company adopted the new standard using the effective date transition method by applying a cumulative-effect adjustment to the balance sheet through the addition of ROU assets and lease liabilities at January 1, 2019. Prior-period results were not restated.
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
The adoption had a material impact on the consolidated financial position and did not have a material impact on the consolidated results of operations or cash flows as of and for the three and six months ended June 30, 2019. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the company’s accounting for finance leases remained substantially unchanged.
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

Note 4 - Cost-Reduction Actions
During the three months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges were comprised of $0.8 million for lease abandonment costs and $1.8 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(1.0) million and selling, general and administrative expenses, $3.6 million.
During the six months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $5.2 million. Charges were comprised of $4.3 million for lease abandonment costs and asset write-offs and $0.9 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(4.7) million; selling, general and administrative expenses, $8.6 million; and research and development expenses, $1.3 million.
No provisions for cost-reduction actions were recorded during the first half of 2018; however, $0.7 million and $(2.2) million, respectively, was recorded as expense (income) for changes in estimates during the three and six months ended June 30, 2018. For the three months ended June 30, 2018, the charge was recorded in the following statement of income classifications: cost of revenue - services, $(0.5) million and selling, general and administrative expenses, $1.2 million. For the six months ended June 30, 2018, the benefit was recorded in the following statement of income classifications: cost of revenue - services, $(3.5) million and selling, general and administrative expenses, $1.3 million.
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2018	$86.2	$6.1	$80.1
Payments	(28.8)	(1.6)	(27.2)
Changes in estimates	0.8	(0.6)	1.4
Translation adjustments	(0.6)	—	(0.6)
Balance at June 30, 2019	$57.6	$3.9	$53.7
Expected future utilization on balance at June 30, 2019:
2019 remaining six months	$44.5	$3.5	$41.0
Beyond 2019	$13.1	$0.4	$12.7

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7	$0.8	$—	$0.8
Interest cost	66.5	49.3	17.2	64.0	46.6	17.4
Expected return on plan assets	(80.9)	(54.5)	(26.4)	(87.0)	(57.6)	(29.4)
Amortization of prior service benefit	(1.3)	(0.7)	(0.6)	(1.7)	(0.7)	(1.0)
Recognized net actuarial loss	37.6	29.0	8.6	42.0	31.2	10.8
Net periodic pension expense (benefit)	$22.6	$23.1	$(0.5)	$18.1	$19.5	$(1.4)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.4	$—	$1.4	$1.6	$—	$1.6
Interest cost	133.2	98.5	34.7	128.0	93.2	34.8
Expected return on plan assets	(162.1)	(109.0)	(53.1)	(174.2)	(115.2)	(59.0)
Amortization of prior service benefit	(2.5)	(1.3)	(1.2)	(3.2)	(1.3)	(1.9)
Recognized net actuarial loss	75.2	57.9	17.3	84.1	62.4	21.7
Net periodic pension expense (benefit)	$45.2	$46.1	$(0.9)	$36.3	$39.1	$(2.8)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other income (expense), net in the consolidated statements of income.

In 2019, the company expects to make cash contributions of approximately $104.5 million to its worldwide defined benefit pension plans, which are comprised of $67.2 million for the company’s U.S. qualified defined benefit pension plans and $37.3 million primarily for the company’s international defined benefit pension plans. In 2018, the company made cash contributions of $129.7 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2019 and 2018, the company made cash contributions of $45.9 million and $67.7 million, respectively.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2019 and 2018 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost(i)	$0.1	$0.1	$0.2	$0.3
Interest cost	1.2	1.2	2.4	2.4
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial loss	0.2	0.2	0.3	0.5
Amortization of prior service benefit	(0.4)	(0.3)	(0.8)	(0.8)
Net periodic postretirement benefit expense	$1.0	$1.1	$1.9	$2.2

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other income (expense), net in the consolidated statements of income.

The company expects to make cash contributions of approximately $6.0 million to its postretirement benefit plans in 2019 compared to $9.0 million in 2018. For the six months ended June 30, 2019 and 2018, the company made cash contributions of $1.8 million and $5.2 million, respectively.

Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At June 30, 2019, 5.4 million shares of unissued common stock of the company were available for granting under these plans.
As of June 30, 2019, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2019 and 2018, the company recorded $7.3 million and $7.3 million of share-based compensation expense, respectively, which was comprised of $7.3 million and $7.2 million of restricted stock unit expense and zero and $0.1 million of stock option expense, respectively.
There were no grants of stock option awards during the six months ended June 30, 2019 and 2018. As of June 30, 2019, 548,273 stock option awards with a weighted-average exercise price of $23.53 are outstanding.
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
A summary of restricted stock unit activity for the six months ended June 30, 2019 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2018	2,151	$12.90
Granted	1,317	15.04
Vested	(1,097)	13.23
Forfeited and expired	(211)	13.71
Outstanding at June 30, 2019	2,160	14.16
The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2019 and 2018 was $16.8 million and $17.9 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Six Months Ended June 30,
	2019	2018
Weighted-average fair value of grant	$16.58	$15.84
Risk-free interest rate(i)	2.49%	2.26%
Expected volatility(ii)	47.91%	52.97%
Expected life of restricted stock units in years(iii)	2.87	2.88
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)Represents the remaining life of the longest performance period

As of June 30, 2019, there was $18.9 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2019 and 2018 was $14.5 million and $10.1 million, respectively.
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

Note 8 — Earnings Per Share
The following table shows how earnings per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2019 and 2018 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per common share computation:
Net income attributable to Unisys Corporation	$26.2	$3.8	$6.8	$44.4
Weighted average shares	51,782	50,986	51,600	50,867
Basic earnings per common share	$0.51	$0.07	$0.13	$0.87
Diluted earnings per common share computation:
Net income attributable to Unisys Corporation	$26.2	$3.8	$6.8	$44.4
Add interest expense on convertible senior notes, net of tax of zero	5.0	—	—	9.7
Net income attributable to Unisys Corporation for diluted earnings per share	$31.2	$3.8	$6.8	$54.1
Weighted average shares	51,782	50,986	51,600	50,867
Plus incremental shares from assumed conversions:
Employee stock plans	328	412	422	370
Convertible senior notes	21,868	—	—	21,868
Adjusted weighted average shares	73,978	51,398	52,022	73,105
Diluted earnings per common share	$0.42	$0.07	$0.13	$0.74

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,572	1,430	1,360	1,562
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	—	21,868	21,868	—

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
Net contract assets (liabilities) as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
Contract assets - current	$32.7	$29.7
Contract assets - long-term(i)	24.5	22.2
Deferred revenue - current	(288.3)	(294.4)
Deferred revenue - long-term	(147.0)	(157.2)

(i)Reported in other long-term assets on the company’s consolidated balance sheets
As of June 30, 2019 and December 31, 2018, deposit liabilities of $32.6 million and $21.2 million, respectively, were principally included in current deferred revenue. These deposit liabilities represent upfront consideration received from customers for services such as post-contract support and maintenance that allow the customer to terminate the contract at any time for convenience.

Significant changes during the three and six months ended June 30, 2019 and 2018 in the above contract asset and liability balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue recognized that was included in deferred revenue at December 31, 2018	$85.7		$190.6
Revenue recognized that was included in deferred revenue at December 31, 2017		$86.3		$190.9
Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At June 30, 2019 and December 31, 2018, the company had $11.8 million and $12.1 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred commissions - amortization expense(i)	$1.0	$1.7	$2.0	$3.4

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such cost at June 30, 2019 and December 31, 2018 was $80.0 million and $79.5 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of sales.
During the three and six months ended June 30, 2019 and 2018, amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Costs of fulfill a contract - amortization expense	$5.7	$5.5	$11.9	$10.7
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2019 and December 31, 2018, the notional amount of these contracts was $393.5 million and $384.7 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

The following table summarizes the fair value of the company’s foreign exchange forward contracts as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Balance Sheet Location
Prepaid expenses and other current assets	$1.3	$3.4
Other accrued liabilities	0.6	0.3
Total fair value	$0.7	$3.1
The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statement of Income Location
Other income (expense), net	$(5.3)	$(17.6)	$(5.2)	$(6.9)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes due 2022	$433.2	$487.4	$432.0	$486.8
5.50% convertible senior notes due 2021	$198.3	$261.1	$194.2	$298.5
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill
At June 30, 2019, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.4 million.
Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2019 were as follows:

	Total	Services	Technology
Balance at December 31, 2018	$177.8	$69.1	$108.7
Translation adjustments	—	—	—
Balance at June 30, 2019	$177.8	$69.1	$108.7

Note 13 - Debt
Long-term debt is comprised of the following:

	June 30, 2019	December 31, 2018
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $6.8 million and $8.0 million at June 30, 2019 and December 31, 2018, respectively)	$433.2	$432.0
5.50% convertible senior notes due March 1, 2021 ($213.5 million face value less unamortized discount and fees of $15.2 million and $19.3 million at June 30, 2019 and December 31, 2018, respectively)	198.3	194.2
Finance leases	5.4	5.8
Other debt	39.2	20.8
Total	676.1	652.8
Less – current maturities	7.5	10.0
Total long-term debt	$668.6	$642.8

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
Interest expense related to the 2022 notes for the three and six month periods ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest coupon	$11.8	$11.8	$23.6	$23.6
Amortization of debt issuance costs	0.6	0.6	1.2	1.2
Total	$12.4	$12.4	$24.8	$24.8
Convertible Senior Notes
In 2016, the company issued $213.5 million aggregate principal amount of Convertible Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% (or 9.5% effective interest rate) per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year. The 2021 Notes are not redeemable by the company prior to maturity. The 2021 Notes are convertible by the holders into shares of the company’s common stock if certain conditions set forth in the indenture governing the 2021 Notes have been satisfied. The conversion rate for the 2021 Notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the 2021 Notes (or a total amount of 21,867,716 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. On the maturity date, the company will be required to repay in cash the principal amount, plus accrued and unpaid interest, of any 2021 Notes that remain outstanding on that date.
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
Interest expense related to the 2021 notes for the three and six month periods ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest coupon	$2.9	$3.0	$5.9	$5.9
Amortization of debt discount	1.8	1.6	3.5	3.2
Amortization of debt issuance costs	0.3	0.3	0.6	0.6
Total	$5.0	$4.9	$10.0	$9.7
Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2019, the company had no borrowings and $5.6 million of letters of credit outstanding, and availability under the facility was $139.4 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have been redeemed or refinanced.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2019, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $106 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends overpayments of approximately $68 million for the period January 2002 through July 2011 and sought data to identify the claims at issue for the remaining time period. On August 14, 2018, the Louisiana Court of Appeal for the First Circuit dismissed the case. On October 26, 2018, the State applied for a writ of review to the Louisiana Supreme Court, which was granted on January 18, 2019. On May 8, 2019 the Supreme Court issued an opinion vacating the decision of the appellate court and remanding the matter back to the state court for further proceedings.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2019, it has adequate provisions for any such matters.
Note 15 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) as of December 31, 2018 and June 30, 2019 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2018	$(4,084.8)	$(896.7)	$(3,188.1)
Other comprehensive income before reclassifications	4.2	(44.4)	48.6
Amounts reclassified from accumulated other comprehensive income	69.7	—	69.7
Current period other comprehensive income	73.9	(44.4)	118.3
Balance at June 30, 2019	$(4,010.9)	$(941.1)	$(3,069.8)

Amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Postretirement Plans(i):
Amortization of prior service cost	$(1.5)	$(1.8)	$(3.0)	$(3.6)
Amortization of actuarial losses	37.3	41.6	74.7	83.4
Total before tax	35.8	39.8	71.7	79.8
Income tax benefit	(1.0)	(1.2)	(2.0)	(2.5)
Total reclassification for the period	$34.8	$38.6	$69.7	$77.3

(i)These items are included in net periodic postretirement cost (see Note 5).
Note 16 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$32.8	$26.8
Interest	$30.2	$29.8

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$507.2	$605.0
Restricted cash	10.3	19.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$517.5	$624.1
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2019 and 2018 was zero and $2.2 million, respectively. The amount for the six months ended June 30, 2019 and 2018 was $0.2 million and $2.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
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

A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2019 and 2018 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2019
Customer revenue	$753.8	$—	$653.4	$100.4
Intersegment	—	(2.1)	—	2.1
Total revenue	$753.8	$(2.1)	$653.4	$102.5
Operating income (loss)	$87.0	$(7.3)	$39.2	$55.1

Three Months Ended June 30, 2018
Customer revenue	$667.4	$—	$586.7	$80.7
Intersegment	—	(4.0)	—	4.0
Total revenue	$667.4	$(4.0)	$586.7	$84.7
Operating income (loss)	$54.0	$(2.8)	$18.6	$38.2

Six Months Ended June 30, 2019
Customer revenue	$1,449.6	$—	$1,265.5	$184.1
Intersegment	—	(4.5)	—	4.5
Total revenue	$1,449.6	$(4.5)	$1,265.5	$188.6
Operating income (loss)	$129.9	$(9.0)	$54.4	$84.5

Six Months Ended June 30, 2018
Customer revenue	$1,375.8	$—	$1,155.2	$220.6
Intersegment	—	(14.0)	—	14.0
Total revenue	$1,375.8	$(14.0)	$1,155.2	$234.6
Operating income (loss)	$155.8	$(0.1)	$35.7	$120.2
Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total segment operating income	$94.3	$56.8	$138.9	$155.9
Interest expense	(16.2)	(15.7)	(31.7)	(32.3)
Other income (expense), net	(28.9)	(18.0)	(59.3)	(40.6)
Cost-reduction (charges) benefit	(2.6)	(0.7)	(5.2)	2.2
Corporate and eliminations	(4.7)	(2.1)	(3.8)	(2.3)
Total income before income taxes	$41.9	$20.3	$38.9	$82.9
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Services
Cloud & infrastructure services	$391.3	$333.5	$752.5	$651.9
Application services	196.7	194.0	385.8	386.9
Business process outsourcing services	65.4	59.2	127.2	116.4
	653.4	586.7	1,265.5	1,155.2
Technology	100.4	80.7	184.1	220.6
Total	$753.8	$667.4	$1,449.6	$1,375.8

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$393.0	$305.3	$725.6	$591.8
United Kingdom	104.3	80.9	199.6	195.7
Other foreign	256.5	281.2	524.4	588.3
Total	$753.8	$667.4	$1,449.6	$1,375.8
Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At June 30, 2019, the company had approximately $1.0 billion of remaining performance obligations of which approximately 24% is estimated to be recognized as revenue by the end of 2019.
Note 19 - Properties
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
The company’s financial results in the first half of 2019 were impacted by increases in revenue due to new business principally driven the company’s U.S. Federal government business as well as the remainder of the company’s U.S. business coupled with higher sales of the company’s proprietary enterprise software. Also impacting the company’s 2019 first half results were higher margins in the Technology segment due to a larger mix of higher margin software sales.
For the six months ended June 30, 2019, the company reported net income attributable to Unisys Corporation of $6.8 million, or income of $0.13 per diluted share, compared with net income of $44.4 million, or income of $0.74 per diluted share for the six months ended June 30, 2018.
Results of operations
Company results
Three months ended June 30, 2019 compared with the three months ended June 30, 2018
Revenue for the quarter ended June 30, 2019 was $753.8 million compared with $667.4 million for the second quarter of 2018, an increase of 12.9% from the prior year principally due to increases within the company’s U.S. Federal government business as well as the impact of new business in the remainder of the company’s U.S. business. Foreign currency fluctuations had a 4 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue increased 11.4% and Technology revenue increased 24.4% in the current quarter compared with the year-ago period. U.S. revenue increased 28.7% in the second quarter compared with the year-ago period. International revenue in the current quarter was relatively flat compared to the prior-year quarter. Foreign currency had a 6 percentage-point negative impact on international revenue in the three months ended June 30, 2019 compared with the three months ended June 30, 2018.
During the three months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges were comprised of $0.8 million for lease abandonment costs and $1.8 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(1.0) million and selling, general and administrative expenses, $3.6 million.
No cost-reduction charges were recorded during the three months ended June 30, 2018; however, a charge of $0.7 million was recorded in the prior-year quarter for changes in estimates. The charge was recorded in the following statement of income classifications: cost of revenue - services, $(0.5) million and selling, general and administrative expenses, $1.2 million.
Total gross profit margin was 25.7% in the three months ended June 30, 2019 compared with 22.9% in the three months ended June 30, 2018. The increase in gross profit margin in 2019 compared with 2018 reflects benefits derived from reduced costs of services delivery coupled with higher revenue and margin in the company’s U.S. Federal business. Additionally, gross profit margin in 2019 was positively impacted by $4.9 million related to the change in useful life of the company’s proprietary enterprise software. See Note 2, “Summary of Significant Accounting Policies,” for further detail.
Selling, general and administrative expense in the three months ended June 30, 2019 was $99.7 million (13.2% of revenue) compared with $92.7 million (13.9% of revenue) in the year-ago period. The prior-year period includes a $7.1 million gain on the sale of property in the U.K. Excluding this item, selling, general and administrative expense was flat year over year.
Research and development (R&D) expense in the second quarter of 2019 was $7.2 million compared with $6.2 million in the second quarter of 2018.
For the second quarter of 2019, the company reported an operating profit of $87.0 million compared with an operating profit of $54.0 million in the second quarter of 2018.
Interest expense for the three months ended June 30, 2019 was $16.2 million compared with $15.7 million for the three months ended June 30, 2018.
Other income (expense), net was expense of $28.9 million in the second quarter of 2019 compared with expense of $18.0 million in the second quarter of 2018. Included in 2019 was postretirement expense of $22.8 million, foreign exchange losses of $0.5 million and a $5.4 million increase in the reserve for environmental matters. The prior-year period included postretirement expense of $18.3 million and $1.3 million of foreign exchange gains.
For the three months ended June 30, 2019, pension expense was $22.6 million compared with $18.1 million for the three months ended June 30, 2018. The increase in pension expense in 2019 was principally due to lower expected returns on plan assets and higher interest costs partially offset by lower amortization of net actuarial losses for the company’s U.S. defined benefit pension plans. For the full year 2019, the company expects to recognize pension expense of approximately $90.3 million compared with $79.7 million for the full year of 2018. The company records the service cost component of pension income or expense in cost of revenue and selling, general and administrative expense. All other components of pension income or expense are recorded in other income (expense), net in the consolidated statements of income.
Income before income taxes for the three months ended June 30, 2019 was $41.9 million compared with income of $20.3 million for the three months ended June 30, 2018.
The provision for income taxes was $12.1 million in the current quarter compared with $14.3 million in the year-ago period. The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their net deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly quarter to quarter depending on the geographic distribution of income.
Net income attributable to Unisys Corporation for the three months ended June 30, 2019 was $26.2 million, or income of $0.42 per diluted share, compared with income of $3.8 million, or income of $0.07 per diluted share, for the three months ended June 30, 2018.
Six months ended June 30, 2019 compared with the six months ended June 30, 2018
Revenue for the six months ended June 30, 2019 was $1,449.6 million compared with $1,375.8 million for the six months ended June 30, 2018, an increase of 5.4% from the prior year principally due to new business offset in part by the impact of the $53.0 million Topic 606 adjustment described above. Excluding this adjustment, revenue increased 9.6%. Foreign currency fluctuations had a 4 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue increased 9.5% and Technology revenue decreased 16.5% in the first half of 2019 compared with the year-ago period with the prior-year Topic 606 adjustment primarily contributing to the Technology revenue decline. Excluding this adjustment of $53.0 million, Technology revenue increased 9.8%. U.S. revenue increased 22.6% in the first half of 2019 compared with the year-ago period. International revenue decreased 7.7% in the current period with all regions contributing to the decline. Without the prior-year Topic 606 adjustment, U.S. revenue increased 23.7% and international revenue decreased 1.6%. Foreign currency had a 6 percentage-point negative impact on international revenue in the six months ended June 30, 2019 compared with the six months ended June 30, 2018.

During the six months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $5.2 million. Charges were comprised of $4.3 million for lease abandonment costs and asset write-offs and $0.9 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(4.7) million; selling, general and administrative expenses, $8.6 million; and research and development expenses, $1.3 million.
No cost-reduction charges were recorded during the six months ended June 30, 2018; however, $2.2 million was recorded as income in the prior-year period for changes in estimates. The charge was recorded in the following statement of income classifications: cost of revenue - services, $(3.5) million and selling, general and administrative expenses, $1.3 million.
Total gross profit margin was 23.7% in the six months ended June 30, 2019 compared with 25.7% in the six months ended June 30, 2018. Gross profit margin in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding this adjustment, total gross profit margin in the first half of 2018 was 22.8%. The gross margin in 2019 was positively impacted by $9.3 million related to the change in useful life of the company’s proprietary enterprise software. See Note 2, “Summary of Significant Accounting Policies,” for further detail.
Selling, general and administrative expense in the six months ended June 30, 2019 was $197.7 million (13.6% of revenue) compared with $183.6 million (13.3% of revenue) in the year-ago period. The increase is partially due to a $7.1 million gain on the sale of property in the U.K. recorded in 2018. Excluding the Topic 606 adjustment of $53.0 million, selling, general and administrative expense as a percentage of revenue was 13.9% in the six months ended June 30, 2018.
R&D expense in the first half of 2019 was $16.2 million compared with $14.7 million in the first half of 2018.
For the first half of 2019, the company reported an operating profit of $129.9 million compared with an operating profit of $155.8 million in the first half of 2018. Excluding the Topic 606 adjustment, operating profit in the first half of 2018 was $102.8 million.
Interest expense for the six months ended June 30, 2019 was $31.7 million compared with $32.3 million for the six months ended June 30, 2018.
Other income (expense), net was expense of $59.3 million in the first half of 2019 compared with expense of $40.6 million in 2018. Included in 2019 was postretirement expense of $45.5 million, foreign exchange losses of $5.0 million and a $9.8 million increase in the reserve for environmental matters. The prior-year period included postretirement expense of $36.6 million and $2.4 million of foreign exchange losses.
For the six months ended June 30, 2019, pension expense was $45.2 million compared with pension expense of $36.3 million for the six months ended June 30, 2018. The increase in pension expense in 2019 was principally due to lower expected returns on plan assets and higher interest costs partially offset by lower amortization of net actuarial losses for the company’s U.S. defined benefit pension plans.
Income before income taxes for the six months ended June 30, 2019 was $38.9 million compared with income of $82.9 million for the six months ended June 30, 2018.
The provision for income taxes was $25.9 million in the current period compared with $35.2 million in the year-ago period. The prior-year period includes expense of $5.3 million related to the Topic 606 adjustment described above.
Net income attributable to Unisys Corporation for the six months ended June 30, 2019 was $6.8 million, or income of $0.13 per diluted share, compared with income of $44.4 million, or income of $0.74 per diluted share, for the six months ended June 30, 2018.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2019 and 2018 was zero and $2.2 million, respectively. The amount for the six months ended June 30, 2019 and 2018 was $0.2 million and $2.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
Three months ended June 30, 2019 compared with the three months ended June 30, 2018
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2019
Customer revenue	$753.8	$—	$653.4	$100.4
Intersegment	—	(2.1)	—	2.1
Total revenue	$753.8	$(2.1)	$653.4	$102.5
Gross profit percent	25.7%		17.8%	73.5%
Operating profit percent	11.5%		6.0%	53.8%

Three Months Ended June 30, 2018
Customer revenue	$667.4	$—	$586.7	$80.7
Intersegment	—	(4.0)	—	4.0
Total revenue	$667.4	$(4.0)	$586.7	$84.7
Gross profit percent	22.9%		16.5%	67.1%
Operating profit percent	8.1%		3.2%	45.1%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Percent Change
	2019	2018
Services
Cloud & infrastructure services	$391.3	$333.5	17.3%
Application services	196.7	194.0	1.4%
Business process outsourcing services	65.4	59.2	10.5%
	653.4	586.7	11.4%
Technology	100.4	80.7	24.4%
Total	$753.8	$667.4	12.9%

In the Services segment, customer revenue was $653.4 million for the three months ended June 30, 2019, up 11.4% from the three months ended June 30, 2018. The growth in revenue was principally due to increases within the company’s U.S. Federal business as well as the impact of new business in the remainder of the company’s U.S. business. Foreign currency translation had a 4 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago quarter.
Revenue from cloud & infrastructure services was $391.3 million in the current quarter, up 17.3% compared with the prior-year quarter. Foreign currency fluctuations had a 4 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue increased 1.4% for the three-month period ended June 30, 2019 compared with the three-month period ended June 30, 2018. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 10.5% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 6 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 17.8% in the second quarter of 2019 compared with 16.5% in the year-ago period. Services operating profit percent was 6.0% in the three months ended June 30, 2019 compared with 3.2% in the three months ended June 30, 2018. Current period Services margins reflect benefits derived from reduced costs of services delivery and the impact of new contracts in implementation stage as costs are incurred ahead of revenue being recognized. The prior-quarter operating profit margin was positively impacted by the gain on the sale of property in the U.K.
In the Technology segment, customer revenue increased 24.4% to $100.4 million in the current quarter compared with $80.7 million in the year-ago period. The increase in revenue is due to higher sales of the company’s proprietary enterprise software in the current quarter principally reflecting higher renewals than the company experienced in the prior-year period. Foreign currency translation had a 3 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 73.5% in the current quarter compared with 67.1% in the year-ago quarter. Technology operating profit percent was 53.8% in the three months ended June 30, 2019 compared with 45.1% in the three months ended June 30, 2018. The increase in gross profit percent and operating profit percent in 2019 is primarily due to a larger mix of higher margin software sales.
Six months ended June 30, 2019 compared with the six months ended June 30, 2018
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2019
Customer revenue	$1,449.6	$—	$1,265.5	$184.1
Intersegment	—	(4.5)	—	4.5
Total revenue	$1,449.6	$(4.5)	$1,265.5	$188.6
Gross profit percent	23.7%		16.6%	66.4%
Operating profit percent	9.0%		4.3%	44.8%

Six Months Ended June 30, 2018
Customer revenue	$1,375.8	$—	$1,155.2	$220.6
Intersegment	—	(14.0)	—	14.0
Total revenue	$1,375.8	$(14.0)	$1,155.2	$234.6
Gross profit percent	25.7%		16.5%	68.2%
Operating profit percent	11.3%		3.1%	51.2%

Gross profit and operating profit percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Six Months Ended June 30,		Percent Change
	2019	2018
Services
Cloud & infrastructure services	$752.5	$651.9	15.4%
Application services	385.8	386.9	(0.3)%
Business process outsourcing services	127.2	116.4	9.3%
	1,265.5	1,155.2	9.5%
Technology	184.1	220.6	(16.5)%
Total	$1,449.6	$1,375.8	5.4%
In the Services segment, customer revenue was $1,265.5 million for the six months ended June 30, 2019, up 9.5% from the six months ended June 30, 2018. The growth in revenue was principally due to the impact of new business. Foreign currency translation had a 4 percentage-point negative impact on Services revenue in the current period compared with the year-ago period.
Revenue from cloud & infrastructure services was $752.5 million for the six months ended June 30, 2019, up 15.4% compared with the year-ago period. Foreign currency fluctuations had a 4 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 0.3% for the six-month period ended June 30, 2019 compared with the six-month period ended June 30, 2018. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 9.3% in the current period compared with the prior-year period. Foreign currency fluctuations had a 6 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 16.6% in the first half of 2019 compared with 16.5% in the year-ago period. Services operating profit percent was 4.3% in the six months ended June 30, 2019 compared with 3.1% in the six months ended June 30, 2018. Current period Services margins reflect benefits derived from reduced costs of services delivery and the impact of new contracts in implementation stage as costs are incurred ahead of revenue being recognized. Prior-quarter operating profit margin was positively impacted by the gain on the sale of property in the U.K.
In the Technology segment, customer revenue decreased 16.5% to $184.1 million in the current period compared with $220.6 million in the year-ago period. The decline is principally attributed to the prior-year Topic 606 adjustment of $53.0 million described above. Excluding this adjustment, customer revenue increased 9.8%. The increase in revenue is primarily due to higher sales of the company’s proprietary enterprise software in the current period principally reflecting higher renewals than the company experienced in the prior-year period. Foreign currency translation had a 4 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period.
Technology gross profit was 66.4% in the current period compared with 68.2% in the year-ago period. Technology operating profit percent was 44.8% in the six months ended June 30, 2019 compared with 51.2% in the six months ended June 30, 2018. The decrease in gross profit and operating profit percent in 2019 was primarily due to the prior-year Topic 606 adjustment. Excluding the impact of the Topic 606 adjustment of $53.0 million, gross profit percent was 59.0% and operating profit percent was 37.0% in the prior year. The increase in gross profit percent and operating profit percent, excluding the Topic 606 adjustment, is primarily due to a larger mix of higher margin software sales.
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
Cash and cash equivalents at June 30, 2019 were $507.2 million compared to $605.0 million at December 31, 2018.

As of June 30, 2019, $309.6 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the six months ended June 30, 2019, cash used for operations was $19.5 million compared to cash usage of $61.9 million for the six months ended June 30, 2018.
Cash used for investing activities during the six months ended June 30, 2019 was $101.1 million compared to cash usage of $80.4 million during the six months ended June 30, 2018. Net purchases of investments were $2.8 million for the six months ended June 30, 2019 compared with net purchases of $5.8 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $37.2 million compared with $41.1 million in the year-ago period, capital additions of properties were $20.8 million in 2019 compared with $9.9 million in 2018 and capital additions of outsourcing assets were $39.7 million in 2019 compared with $42.4 million in 2018. The increase in capital expenditures is attributed in part to new business. The prior-year period includes net proceeds of $19.7 million related to the sale of property in the U.K.
Cash provided by financing activities during the six months ended June 30, 2019 was $13.1 million compared to cash usage of $3.4 million during the six months ended June 30, 2018. The fluctuation is principally attributed to the issuance of $27.7 million of debt described below.
At June 30, 2019, total debt was $676.1 million compared to $652.8 million at December 31, 2018. The increase is primarily due the issuance of debt described below.
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
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2019, the company had no borrowings and $5.6 million of letters of credit outstanding, and availability under the facility was $139.4 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have been redeemed or refinanced.
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
At June 30, 2019, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2019, the company expects to make cash contributions of approximately $104.5 million to its worldwide defined benefit pension plans, which are comprised of $37.3 million primarily for international defined benefit pension plans and $67.2 million for the company’s U.S. qualified defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, based on conditions as of

December 31, 2018, the company anticipates that its required cash contributions for 2020 through 2024 will be approximately $1.3 billion in the aggregate. The company currently anticipates that it will need to obtain additional financing in order to fund these contributions. There is no assurance that the company will be able to obtain such financing.
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

(b)
No change in our internal control over financial reporting occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.

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
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2018, the company made cash contributions of $129.7 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2019 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $104.5 million, which are comprised of approximately $67.2 million for the company’s U.S. qualified defined benefit pension plans and approximately $37.3 million primarily for non-U.S. defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, the company currently anticipates that its required cash contributions will increase significantly in 2020 and for the next several years. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, based on conditions as of December 31, 2018, the company anticipates that its required cash contributions for 2020 through 2024 will be approximately $1.3 billion in the aggregate. The company currently anticipates that it will need to obtain additional financing in order to fund these contributions. There is no assurance that the company will be able to obtain such financing.
Deterioration in the value of the company’s worldwide defined benefit pension plan assets, as well as discount rate changes or changes in economic or demographic trends, could require the company to make cash contributions to its defined benefit pension plans in the future in an amount larger than currently anticipated. Increased cash contribution requirements or an acceleration in the due date of such cash contributions would further reduce the cash available for working capital, capital expenditures and other corporate uses and may worsen the adverse impact on the company’s operations, financial condition and liquidity.
If the company is unable to access the financing markets, it may adversely impact the company’s business and liquidity and may result in a default with respect to the company’s pension obligations and under the company’s debt agreements.
Market conditions may impact the company’s ability to access the financing markets on terms acceptable to the company or at all. Based on the most recent estimates for the required cash contributions to the company’s worldwide defined benefit pension plans for the period from 2020 to 2024, the company anticipates that it will need to obtain additional financing in order to fund these contributions. If the company is unable to access the financing markets, the company would be required to use cash on hand to fund operations and the company’s required pension contributions and repay outstanding debt as it comes due. There is no assurance that the company will generate sufficient cash to fund its operations and required pension contributions and refinance such debt. A failure by the company to generate such cash would have a material adverse effect on its business if the company were unable to access financing markets and may result in a default with respect to the company’s pension obligations and under the company’s debt agreements. Market conditions may also impact the company’s ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments the company uses to conduct its business.
Future results may be adversely impacted if the company is unable to maintain its installed base and sell new solutions.
The company continues to invest in its ClearPath Forward operating system software in order to retain existing clients in its Technology business. If clients do not believe in the value proposition provided by ClearPath Forward or choose not to renew their contracts for any other reason, there may not be a meaningful return on these investments, and revenue could decline meaningfully. Furthermore, if ClearPath Forward is sold as a Software as a Service (SaaS) at an accelerated pace, this would have a negative impact on the company’s short- and medium-term cash position and could adversely impact the company’s operations, financial condition and liquidity. The company also continues to invest in its Stealth family of software, as well as in other software and solutions for its focus industries. If the company is unsuccessful in selling these Stealth products or other solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by Stealth and other new solutions and related services may be insufficient to offset any revenue declines caused if the company is unable to retain its installed base.
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
Approximately 25% of the company’s total consolidated revenue is derived from sales of commercial services and products to various agencies of the U.S. Federal government. The impact of a U.S. Federal government shutdown for a significant duration could result in the suspension of work on contracts in process or in payment delays which could have an adverse effect on the company’s revenue, profit and cash flows.
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
Item 5. Other Information.
On April 23, 2019, the company entered into a letter agreement with Michael Thomson providing that Mr. Thomson will be eligible to receive a payment in the total gross amount of $225,000 if he remains employed by the company on April 26, 2020 or if he is terminated by the Company prior to that date without cause (as defined in the letter agreement). This summary of the terms of the letter agreement with Mr. Thomson is not complete and is qualified in its entirety by reference to the full text of the letter agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

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

3.4	Bylaws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)

10.1	Letter Agreement, dated April 23, 2019, between Unisys Corporation and Michael Thomson

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Michael M. Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Michael M. Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INSXBRL	Instance Document

101.SCHXBRL	Taxonomy Extension Schema Document

101.CALXBRL	Taxonomy Extension Calculation Linkbase Document

101.LABXBRL	Taxonomy Extension Labels Linkbase Document

101.PREXBRL	Taxonomy Extension Presentation Linkbase Document

101.DEFXBRL	Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: July 30, 2019	By:	/s/ Michael M. Thomson
Michael M. Thomson
Chief Financial Officer,
Vice President and Corporate Controller
(Principal Financial and Accounting Officer)