Form 10-Q
period 2019-09-30
UNISYS CORP
filed 2019-10-30
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-8729

UNISYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-0387840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 Lakeview Drive, Suite 100
Blue Bell, Pennsylvania 19422
(215) 986-4011
(Address, zip code and telephone number, including area code, of principal executive offices)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of September 30, 2019: 62,394,738.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Services	$654.1	$605.6	$1,919.6	$1,760.8
Technology	103.5	82.7	287.6	303.3
	757.6	688.3	2,207.2	2,064.1
Costs and expenses
Cost of revenue:
Services	536.1	504.9	1,582.8	1,460.0
Technology	49.1	29.6	108.2	96.2
	585.2	534.5	1,691.0	1,556.2
Selling, general and administrative	95.6	90.9	293.3	274.5
Research and development	5.9	7.1	22.1	21.8
	686.7	632.5	2,006.4	1,852.5
Operating income	70.9	55.8	200.8	211.6
Interest expense	15.2	15.9	46.9	48.2
Other income (expense), net	(49.2)	(17.7)	(108.5)	(58.3)
Income before income taxes	6.5	22.2	45.4	105.1
Provision for income taxes	15.9	15.2	41.8	50.4
Consolidated net income (loss)	(9.4)	7.0	3.6	54.7
Net income attributable to noncontrolling interests	3.8	0.9	10.0	4.2
Net income (loss) attributable to Unisys Corporation	$(13.2)	$6.1	$(6.4)	$50.5
Earnings (loss) per share attributable to Unisys Corporation
Basic	$(0.23)	$0.12	$(0.12)	$0.99
Diluted	$(0.23)	$0.12	$(0.12)	$0.89
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income (loss)	$(9.4)	$7.0	$3.6	$54.7
Other comprehensive income:
Foreign currency translation	(51.7)	(8.2)	(99.7)	(36.6)
Postretirement adjustments, net of tax of $8.8 and $11.9 in 2019 and $1.4 and $4.3 in 2018	63.4	39.1	182.3	118.0
Total other comprehensive income	11.7	30.9	82.6	81.4
Comprehensive income	2.3	37.9	86.2	136.1
Less comprehensive income attributable to noncontrolling interests	2.6	0.8	5.8	4.0
Comprehensive income (loss) attributable to Unisys Corporation	$(0.3)	$37.1	$80.4	$132.1
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$425.4	$605.0
Accounts receivable, net	504.4	509.2
Contract assets	38.3	29.7
Inventories:
Parts and finished equipment	15.0	14.0
Work in process and materials	13.2	13.3
Prepaid expenses and other current assets	122.7	130.2
Total current assets	1,119.0	1,301.4
Properties	799.0	800.2
Less-Accumulated depreciation and amortization	676.6	678.9
Properties, net	122.4	121.3
Outsourcing assets, net	208.3	216.4
Marketable software, net	183.3	162.1
Operating lease right-of-use assets	126.8	—
Prepaid postretirement assets	150.4	147.6
Deferred income taxes	102.0	109.3
Goodwill	176.2	177.8
Restricted cash	7.9	19.1
Other long-term assets	209.5	202.6
Total assets	$2,405.8	$2,457.6
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$13.4	$10.0
Accounts payable	240.6	268.9
Deferred revenue	236.0	294.4
Other accrued liabilities	362.9	350.0
Total current liabilities	852.9	923.3
Long-term debt	563.6	642.8
Long-term postretirement liabilities	1,830.5	1,956.5
Long-term deferred revenue	142.4	157.2
Long-term operating lease liabilities	83.8	—
Other long-term liabilities	50.0	77.4
Commitments and contingencies
Deficit:
Common stock, shares issued:
2019; 65.9, 2018; 54.2	0.7	0.5
Accumulated deficit	(1,700.4)	(1,694.0)
Treasury stock, shares at cost:
2019; 3.5, 2018; 3.1	(109.6)	(105.0)
Paid-in capital	4,640.2	4,539.8
Accumulated other comprehensive loss	(3,998.0)	(4,084.8)
Total Unisys stockholders’ deficit	(1,167.1)	(1,343.5)
Noncontrolling interests	49.7	43.9
Total deficit	(1,117.4)	(1,299.6)
Total liabilities and deficit	$2,405.8	$2,457.6
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Consolidated net income	$3.6	$54.7
Adjustments to reconcile consolidated net income to net cash used for operating activities:
Foreign currency transaction losses	7.2	1.1
Non-cash interest expense	7.5	7.8
Loss on debt exchange	20.2	—
Employee stock compensation	10.1	10.0
Depreciation and amortization of properties	26.7	31.2
Depreciation and amortization of outsourcing assets	47.3	48.7
Amortization of marketable software	35.0	42.8
Other non-cash operating activities	(0.8)	(2.6)
Loss on disposal of capital assets	1.3	0.6
Gain on sale of properties	—	(7.3)
Postretirement contributions	(82.3)	(124.5)
Postretirement expense	71.5	58.2
Decrease in deferred income taxes, net	1.0	9.3
Changes in operating assets and liabilities:
Receivables, net	(17.4)	(69.3)
Inventories	(1.7)	(1.3)
Accounts payable and other accrued liabilities	(173.4)	(144.1)
Other liabilities	33.1	(1.5)
Other assets	9.3	8.8
Net cash used for operating activities	(1.8)	(77.4)
Cash flows from investing activities
Proceeds from investments	2,824.9	2,889.3
Purchases of investments	(2,835.8)	(2,892.4)
Investment in marketable software	(56.2)	(61.7)
Capital additions of properties	(29.1)	(25.0)
Capital additions of outsourcing assets	(44.4)	(54.4)
Net proceeds from sale of properties	(0.2)	19.2
Other	(0.9)	(0.9)
Net cash used for investing activities	(141.7)	(125.9)
Cash flows from financing activities
Cash paid in connection with debt exchange	(56.3)	—
Proceeds from capped call transactions	7.2	—
Proceeds from issuance of long-term debt	28.6	—
Payments of long-term debt	(12.2)	(2.0)
Financing fees	—	(0.2)
Other	(4.6)	(2.2)
Net cash used for financing activities	(37.3)	(4.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.0)	(22.5)
Decrease in cash, cash equivalents and restricted cash	(190.8)	(230.2)
Cash, cash equivalents and restricted cash, beginning of period	624.1	764.1
Cash, cash equivalents and restricted cash, end of period	$433.3	$533.9
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2019	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(16.8)	(19.4)		(19.4)				2.6
Stock-based activity	(0.4)	(0.4)	0.1		(4.4)	3.9
Translation adjustments	(34.2)	(32.8)					(32.8)	(1.4)
Postretirement plans	68.5	69.2					69.2	(0.7)
Balance at March 31, 2019	$(1,282.5)	$(1,326.9)	$0.6	$(1,713.4)	$(109.4)	$4,543.7	$(4,048.4)	$44.4
Consolidated net income	29.8	26.2		26.2				3.6
Stock-based activity	2.4	2.4			(0.1)	2.5
Translation adjustments	(13.8)	(11.6)					(11.6)	(2.2)
Postretirement plans	50.4	49.1					49.1	1.3
Balance at June 30, 2019	$(1,213.7)	$(1,260.8)	$0.6	$(1,687.2)	$(109.5)	$4,546.2	$(4,010.9)	$47.1
Consolidated net income (loss)	(9.4)	(13.2)		(13.2)				3.8
Stock-based activity	2.9	2.9			(0.1)	3.0
Debt exchange	83.9	83.9	0.1			83.8
Capped call on debt exchange	7.2	7.2				7.2
Translation adjustments	(51.7)	(49.0)					(49.0)	(2.7)
Postretirement plans	63.4	61.9					61.9	1.5
Balance at September 30, 2019	$(1,117.4)	$(1,167.1)	$0.7	$(1,700.4)	$(109.6)	$4,640.2	$(3,998.0)	$49.7

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2018	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
Cumulative effect adjustment - ASU No. 2014-09	(21.4)	(21.4)		(21.4)
Consolidated net income	41.7	40.6		40.6				1.1
Stock-based activity	1.5	1.5			(2.1)	3.6
Translation adjustments	(5.1)	(5.9)					(5.9)	0.8
Postretirement plans	39.0	38.6					38.6	0.4
Balance at March 31, 2018	$(1,270.8)	$(1,301.3)	$0.5	$(1,943.9)	$(104.8)	$4,530.0	$(3,783.1)	$30.5
Consolidated net income	6.0	3.8		3.8				2.2
Stock-based activity	4.1	4.1				4.1
Translation adjustments	(23.3)	(21.6)					(21.6)	(1.7)
Postretirement plans	39.9	39.5					39.5	0.4
Balance at June 30, 2018	$(1,244.1)	$(1,275.5)	$0.5	$(1,940.1)	$(104.8)	$4,534.1	$(3,765.2)	$31.4
Reclassification pursuant to ASU No. 2018-02	—	—		208.7			(208.7)
Consolidated net income	7.0	6.1		6.1				0.9
Stock-based activity	2.4	2.4			(0.1)	2.5
Translation adjustments	(8.2)	(7.8)					(7.8)	(0.4)
Postretirement plans	39.1	38.8					38.8	0.3
Balance at September 30, 2018	$(1,203.8)	$(1,236.0)	$0.5	$(1,725.3)	$(104.9)	$4,536.6	$(3,942.9)	$32.2
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
The components of lease expense for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$19.0	$52.2
Finance lease cost
Amortization of right-of-use assets	0.4	1.2
Interest on lease liabilities	0.2	0.2
Total finance lease cost	0.6	1.4
Short-term lease costs	0.2	0.4
Variable lease cost	5.1	11.8
Sublease income	(0.1)	(0.7)
Total lease cost	$24.8	$65.1

Supplemental balance sheet information related to leases is as follows:

September 30, 2019
Operating Leases
Operating lease right-of-use assets	$126.8
Other accrued liabilities	69.2
Long-term operating lease liabilities	83.8
Total operating lease liabilities	$153.0

Finance Leases
Outsourcing assets, net	$5.0
Current maturities of long-term debt	1.7
Long-term debt	4.0
Total finance lease liabilities	$5.7

Weighted-Average Remaining Lease Term
Operating leases	3.2
Finance leases	3.2

Weighted-Average Discount Rate
Operating leases	6.3%
Finance leases	4.9%

Supplemental cash flow information related to leases is as follows:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$51.7
Cash payments for finance leases included in financing activities	1.3
Right-of-use assets obtained in exchange for lease obligations are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases	$8.2	$51.1
Finance leases	1.1	1.5

Maturities of lease liabilities as of September 30, 2019 are as follows:

Year	Finance Leases	Operating Leases
2019	$0.5	$20.6
2020	2.0	70.1
2021	2.0	31.5
2022	1.4	18.9
2023	0.2	11.6
Thereafter	0.1	16.1
Total lease payments	6.2	168.8
Less imputed interest	0.5	15.8
Total	$5.7	$153.0

Maturities of lease liabilities as of December 31, 2018, prior to the adoption of ASU No. 2016-02 as described in Note 3 of this Form 10-Q are as follows:

Year	Finance Leases	Operating Leases(i)
2019	$1.6	$48.5
2020	1.6	42.1
2021	1.6	30.0
2022	1.0	20.8
2023	—	14.3
Thereafter	—	24.4
Total	$5.8	$180.1
(i)Such rental commitments have been reduced by minimum sublease rentals of $2.7 million, due in the future under noncancelable leases.
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. These amounts were immaterial for the three and nine months ended September 30, 2019.
As of September 30, 2019, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2019	$6.4
2020	18.2
2021	12.8
2022	12.3
2023	12.3
Thereafter	17.5
Total	$79.5

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
Previously, the estimated revenue-producing lives of the company’s proprietary enterprise software was three years. Due to the maturity of the company’s proprietary enterprise software product, the company increased the time between its major releases as its product has a longer useful life. In addition, the company modified its commitment to provide post-contract support from an average of three years to five years following each new proprietary enterprise software release. In the first quarter of 2019, the company validated that the revised extended timeline between major product releases and the revised post-contract support period has achieved market acceptance. The company’s historical experience is that its significant customers typically renew the software on average every five years. As a result, the company adjusted the remaining useful life of its proprietary enterprise software product, which represents approximately 65% of the company’s marketable software, to five years. This change in estimate was applied prospectively effective January 1, 2019. The adjustment resulted in a $5.8 million decrease to cost of revenue in the three months ended September 30, 2019, and accordingly increased consolidated net income by $5.8 million or $0.10 per diluted earnings per share. For the nine months ended September 30, 2019, this adjustment resulted in a $15.1 million decrease to cost of revenue, and accordingly increased consolidated net income by $15.1 million or $0.28 per diluted earnings per share. The useful lives of the remaining products classified as marketable software remain at three years, which is consistent with prior years. As of September 30, 2019, $60.5 million of marketable software was in process and the remaining $122.8 million has a weighted-average remaining life of 3.3 years. The company performs quarterly reviews to ensure that unamortized costs remain recoverable from future revenue. As of September 30, 2019, the company believes that all unamortized costs are fully recoverable.
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
The adoption had a material impact on the consolidated financial position and did not have a material impact on the consolidated results of operations or cash flows as of and for the three and nine months ended September 30, 2019. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the company’s accounting for finance leases remained substantially unchanged.
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which clarifies the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This update is effective for fiscal years ending after December 15, 2019, with earlier adoption permitted, including adoption in any interim period. The new guidance can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The company will adopt the new guidance on January 1, 2020, on a prospective basis, and does not expect the adoption to have a material impact on its consolidated results of operations and financial position.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, loans and other financial instruments. This update is effective for annual periods beginning after December 15, 2019, with earlier adoption permitted. The company will adopt the new guidance on January 1, 2020 through a cumulative-effect adjustment to retained earnings, and does not expect the adoption to have a material impact on its consolidated results of operations and financial position.

Note 4 - Cost-Reduction Actions
During the three months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $0.2 million. Charges were comprised of $0.7 million for lease abandonment costs and $(0.5) million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(1.9) million and selling, general and administrative expenses, $2.1 million.
During the nine months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $5.4 million. Charges were comprised of $5.0 million for lease abandonment costs and asset write-offs and $0.4 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(6.6) million; selling, general and administrative expenses, $10.7 million; and research and development expenses, $1.3 million.
No provisions for cost-reduction actions were recorded during the nine months ended September 30, 2018; however, a benefit of $0.9 million and $3.1 million, respectively, was recorded for changes in estimates during the three and nine months ended September 30, 2018. For the three months ended September 30, 2018, the charge was recorded in the following statement of income classifications: cost of revenue - services, $0.7 million and selling, general and administrative expenses, $0.2 million. For the nine months ended September 30, 2018, the benefit was recorded in the following statement of income classifications: cost of revenue - services, $4.2 million and selling, general and administrative expenses, $(1.1) million.
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2018	$86.2	$6.1	$80.1
Payments	(40.9)	(3.0)	(37.9)
Changes in estimates	0.2	(1.1)	1.3
Translation adjustments	(2.5)	—	(2.5)
Balance at September 30, 2019	$43.0	$2.0	$41.0
Expected future utilization on balance at September 30, 2019:
2019 remaining three months	$29.2	$1.5	$27.7
Beyond 2019	$13.8	$0.5	$13.3

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7	$0.8	$—	$0.8
Interest cost	66.1	49.6	16.5	63.1	46.8	16.3
Expected return on plan assets	(80.1)	(54.7)	(25.4)	(85.7)	(57.7)	(28.0)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)	(1.5)	(0.6)	(0.9)
Recognized net actuarial loss	37.9	29.6	8.3	41.9	31.4	10.5
Net periodic pension expense (benefit)	$23.4	$23.9	$(0.5)	$18.6	$19.9	$(1.3)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$2.1	$—	$2.1	$2.4	$—	$2.4
Interest cost	199.3	148.1	51.2	191.1	140.0	51.1
Expected return on plan assets	(242.2)	(163.7)	(78.5)	(259.9)	(172.9)	(87.0)
Amortization of prior service benefit	(3.7)	(1.9)	(1.8)	(4.7)	(1.9)	(2.8)
Recognized net actuarial loss	113.1	87.5	25.6	126.0	93.8	32.2
Net periodic pension expense (benefit)	$68.6	$70.0	$(1.4)	$54.9	$59.0	$(4.1)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other income (expense), net in the consolidated statements of income.

In 2019, the company expects to make cash contributions of approximately $103.4 million to its worldwide defined benefit pension plans, which are comprised of $67.2 million for the company’s U.S. qualified defined benefit pension plans and $36.2 million primarily for the company’s international defined benefit pension plans. In 2018, the company made cash contributions of $129.7 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2019 and 2018, the company made cash contributions of $78.8 million and $117.5 million, respectively.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2019 and 2018 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost(i)	$0.1	$0.2	$0.3	$0.5
Interest cost	1.2	1.1	3.6	3.5
Expected return on assets	(0.1)	(0.1)	(0.3)	(0.3)
Recognized net actuarial loss	0.2	0.4	0.5	0.9
Amortization of prior service benefit	(0.4)	(0.5)	(1.2)	(1.3)
Net periodic postretirement benefit expense	$1.0	$1.1	$2.9	$3.3

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other income (expense), net in the consolidated statements of income.

The company expects to make cash contributions of approximately $6.0 million to its postretirement benefit plans in 2019 compared to $9.0 million in 2018. For the nine months ended September 30, 2019 and 2018, the company made cash contributions of $3.5 million and $7.0 million, respectively.

Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At September 30, 2019, 5.5 million shares of unissued common stock of the company were available for granting under these plans.
As of September 30, 2019, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2019 and 2018, the company recorded $10.1 million and $10.0 million of share-based compensation expense, respectively, which was comprised of $10.1 million and $9.9 million of restricted stock unit expense and zero and $0.1 million of stock option expense, respectively.
There were no grants of stock option awards during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, 543,673 stock option awards with a weighted-average exercise price of $23.53 are outstanding.
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
A summary of restricted stock unit activity for the nine months ended September 30, 2019 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2018	2,151	$12.90
Granted	1,319	15.04
Vested	(1,121)	13.24
Forfeited and expired	(274)	13.78
Outstanding at September 30, 2019	2,075	14.17

The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2019 and 2018 was $16.8 million and $17.9 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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

As of September 30, 2019, there was $15.2 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the nine months ended September 30, 2019 and 2018 was $14.8 million and $10.3 million, respectively.
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

Note 8 — Earnings Per Share
The following table shows how earnings per share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2019 and 2018 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(13.2)	$6.1	$(6.4)	$50.5
Weighted average shares	58,245	51,021	53,815	50,918
Basic earnings (loss) per common share	$(0.23)	$0.12	$(0.12)	$0.99
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation	$(13.2)	$6.1	$(6.4)	$50.5
Add interest expense on convertible senior notes, net of tax of zero	—	—	—	14.6
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(13.2)	$6.1	$(6.4)	$65.1
Weighted average shares	58,245	51,021	53,815	50,918
Plus incremental shares from assumed conversions:
Employee stock plans	—	697	—	479
Convertible senior notes	—	—	—	21,868
Adjusted weighted average shares	58,245	51,718	53,815	73,265
Diluted earnings (loss) per common share	$(0.23)	$0.12	$(0.12)	$0.89

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,462	1,136	1,394	1,274
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	13,951	21,868	19,229	—

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
Net contract assets (liabilities) as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
Contract assets - current	$38.3	$29.7
Contract assets - long-term(i)	22.4	22.2
Deferred revenue - current	(236.0)	(294.4)
Deferred revenue - long-term	(142.4)	(157.2)

(i)Reported in other long-term assets on the company’s consolidated balance sheets

As of September 30, 2019 and December 31, 2018, deposit liabilities of $16.8 million and $21.2 million, respectively, were principally included in current deferred revenue. These deposit liabilities represent upfront consideration received from customers for services such as post-contract support and maintenance that allow the customer to terminate the contract at any time for convenience.

Significant changes during the three and nine months ended September 30, 2019 and 2018 in the above contract asset and liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue recognized that was included in deferred revenue at December 31, 2018	$46.0		$236.6
Revenue recognized that was included in deferred revenue at December 31, 2017		$64.6		$255.5

Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At September 30, 2019 and December 31, 2018, the company had $11.2 million and $12.1 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred commissions - amortization expense(i)	$0.9	$1.8	$2.9	$5.2

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income

Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such cost at September 30, 2019 and December 31, 2018 was $78.1 million and $79.5 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of sales.
During the three and nine months ended September 30, 2019 and 2018, amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Costs to fulfill a contract - amortization expense	$5.9	$4.2	$17.8	$14.9

The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2019 and December 31, 2018, the notional amount of these contracts was $394.9 million and $384.7 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

The following table summarizes the fair value of the company’s foreign exchange forward contracts as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Balance Sheet Location
Prepaid expenses and other current assets	$0.1	$3.4
Other accrued liabilities	3.2	0.3
Total fair value	$(3.1)	$3.1

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Statement of Income Location
Other income (expense), net	$(11.9)	$(2.7)	$(17.1)	$(9.6)

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes due 2022	$433.9	$481.3	$432.0	$486.8
5.50% convertible senior notes due 2021	$79.1	$92.9	$194.2	$298.5

Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill
At September 30, 2019, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.1 million.
Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2019 were as follows:

	Total	Services	Technology
Balance at December 31, 2018	$177.8	$69.1	$108.7
Translation adjustments	(1.6)	(1.6)	—
Balance at September 30, 2019	$176.2	$67.5	$108.7

Note 13 - Debt
Long-term debt is comprised of the following:

	September 30, 2019	December 31, 2018
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $6.1 million and $8.0 million at September 30, 2019 and December 31, 2018, respectively)	$433.9	$432.0
5.50% convertible senior notes due March 1, 2021 (Face value of $84.2 million and $213.5 million less unamortized discount and fees of $5.1 million and $19.3 million at September 30, 2019 and December 31, 2018, respectively)	79.1	194.2
Finance leases	5.7	5.8
Other debt	58.3	20.8
Total	577.0	652.8
Less – current maturities	13.4	10.0
Total long-term debt	$563.6	$642.8

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
Interest expense related to the 2022 notes for the three and nine month periods ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest coupon	$11.9	$11.9	$35.5	$35.5
Amortization of debt issuance costs	0.6	0.6	1.8	1.8
Total	$12.5	$12.5	$37.3	$37.3

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
On August 2, 2019, the company entered into separate, privately negotiated exchange agreements pursuant to which it (i) issued an aggregate of 10,593,930 shares of its common stock, and (ii) paid cash in an aggregate amount of $59.4 million, such cash amount included $3.1 million of accrued and unpaid interest on the exchanged 2021 Notes up to, but excluding, the settlement date, in exchange for $129.3 million in aggregate principal amount of its outstanding 2021 Notes. The transactions closed on August 6, 2019. Upon closing, $84.2 million aggregate principal amount of 2021 Notes remain outstanding. In connection with the transactions, the company unwound a pro rata portion of the capped call transactions described above and received proceeds of $7.2 million. As a result of the exchange, the company recognized a charge of $20.2 million, or $0.35 per diluted share, in other income (expense), net in the three months ended September 30, 2019.

Interest expense related to the 2021 notes for the three and nine month periods ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest coupon	$1.8	$2.9	$7.7	$8.8
Amortization of debt discount	1.2	1.7	4.7	4.9
Amortization of debt issuance costs	0.2	0.3	0.8	0.9
Total	$3.2	$4.9	$13.2	$14.6

Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2019, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $139.3 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have been redeemed or refinanced.
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
On September 5, 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation matters. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2019, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $98 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2019, it has adequate provisions for any such matters.
Note 15 - Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) as of December 31, 2018 and September 30, 2019 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2018	$(4,084.8)	$(896.7)	$(3,188.1)
Other comprehensive income before reclassifications	(18.1)	(93.4)	75.3
Amounts reclassified from accumulated other comprehensive income	104.9		104.9
Current period other comprehensive income	86.8	(93.4)	180.2
Balance at September 30, 2019	$(3,998.0)	$(990.1)	$(3,007.9)

Amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Postretirement Plans(i):
Amortization of prior service cost	$(1.4)	$(1.7)	$(4.4)	$(5.3)
Amortization of actuarial losses	37.6	41.5	112.3	124.9
Total before tax	36.2	39.8	107.9	119.6
Income tax benefit	(1.0)	(1.3)	(3.0)	(3.8)
Total reclassification for the period	$35.2	$38.5	$104.9	$115.8

(i)These items are included in net periodic postretirement cost (see Note 5).

Note 16 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2019	2018
Cash paid during the period for:
Income taxes, net of refunds	$44.7	$37.4
Interest	$36.3	$35.7

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$425.4	$605.0
Restricted cash	7.9	19.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$433.3	$624.1

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2019 and 2018 was zero and $0.1 million, respectively. The amount for the nine months ended September 30, 2019 and 2018 was $0.2 million and $2.3 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
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

A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2019 and 2018 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended September 30, 2019
Customer revenue	$757.6	$—	$654.1	$103.5
Intersegment	—	(2.3)	—	2.3
Total revenue	$757.6	$(2.3)	$654.1	$105.8
Operating income (loss)	$70.9	$(0.1)	$36.1	$34.9

Three Months Ended September 30, 2018
Customer revenue	$688.3	$—	$605.6	$82.7
Intersegment	—	(4.3)	—	4.3
Total revenue	$688.3	$(4.3)	$605.6	$87.0
Operating income	$55.8	$2.7	$18.6	$34.5

Nine Months Ended September 30, 2019
Customer revenue	$2,207.2	$—	$1,919.6	$287.6
Intersegment	—	(6.8)	—	6.8
Total revenue	$2,207.2	$(6.8)	$1,919.6	$294.4
Operating income (loss)	$200.8	$(9.1)	$90.5	$119.4

Nine Months Ended September 30, 2018
Customer revenue	$2,064.1	$—	$1,760.8	$303.3
Intersegment	—	(18.3)	—	18.3
Total revenue	$2,064.1	$(18.3)	$1,760.8	$321.6
Operating income	$211.6	$2.6	$54.3	$154.7

Presented below is a reconciliation of total business segment operating income to consolidated income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total segment operating income	$71.0	$53.1	$209.9	$209.0
Interest expense	(15.2)	(15.9)	(46.9)	(48.2)
Other income (expense), net	(49.2)	(17.7)	(108.5)	(58.3)
Cost-reduction (charges) benefit	(0.2)	0.9	(5.4)	3.1
Corporate and eliminations	0.1	1.8	(3.7)	(0.5)
Total income before income taxes	$6.5	$22.2	$45.4	$105.1

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Services
Cloud & infrastructure services	$405.9	$348.3	$1,158.4	$1,000.2
Application services	188.3	191.2	574.1	578.1
Business process outsourcing services	59.9	66.1	187.1	182.5
	654.1	605.6	1,919.6	1,760.8
Technology	103.5	82.7	287.6	303.3
Total	$757.6	$688.3	$2,207.2	$2,064.1

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$418.9	$313.2	$1,144.5	$905.0
United Kingdom	72.4	82.0	272.0	277.7
Other foreign	266.3	293.1	790.7	881.4
Total	$757.6	$688.3	$2,207.2	$2,064.1

Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2019, the company had approximately $1.0 billion of remaining performance obligations of which approximately 13% is estimated to be recognized as revenue by the end of 2019 and an additional 34% by the end of 2020.
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
The company’s financial results in the current period were positively impacted by increases in revenue due to new business principally driven by the company’s U.S. Federal government business as well as the impact of new business in the remainder of the company’s U.S. business. In addition, the company recorded a charge of $20.2 million, or $0.35 per diluted share, on the convertible note exchange. See Note 13 of the Notes to Consolidated Financial Statements for further detail.
For the nine months ended September 30, 2019, the company reported a net loss attributable to Unisys Corporation of $6.4 million, or loss of $0.12 per diluted share, compared with net income of $50.5 million, or income of $0.89 per diluted share for the nine months ended September 30, 2018.
Results of operations
Company results
Three months ended September 30, 2019 compared with the three months ended September 30, 2018
Revenue for the quarter ended September 30, 2019 was $757.6 million compared with $688.3 million for the third quarter of 2018, an increase of 10.1% from the prior year principally due to increases within the company’s U.S. Federal government business as well as the impact of new business in the remainder of the company’s U.S. business. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue increased 8.0% and Technology revenue increased 25.2% in the current quarter compared with the year-ago period. U.S. revenue increased 33.7% in the third quarter compared with the prior-year quarter. International revenue decreased 9.7% in the current quarter primarily due to decreases in the European and Asia Pacific regions partially offset by an increase in Latin America. Foreign currency had a 3 percentage-point negative impact on international revenue in the three months ended September 30, 2019 compared with the three months ended September 30, 2018.
During the three months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $0.2 million. The charges were comprised of $0.7 million for lease abandonment costs and $(0.5) million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(1.9) million and selling, general and administrative expenses, $2.1 million.
No cost-reduction charges were recorded during the three months ended September 30, 2018; however, a benefit of $0.9 million was recorded in the prior-year quarter for changes in estimates. The benefit was recorded in the following statement of income classifications: cost of revenue - services, $0.7 million and selling, general and administrative expenses, $0.2 million.
Total gross profit margin was 22.8% in the three months ended September 30, 2019 compared with 22.3% in the three months ended September 30, 2018. Gross profit margin in 2019 was positively impacted by $5.8 million related to the change in useful life of the company’s proprietary enterprise software. See Note 2 of the Notes to Consolidated Financial Statements for further detail.
Selling, general and administrative expense in the three months ended September 30, 2019 was $95.6 million (12.6% of revenue) compared with $90.9 million (13.2% of revenue) in the year-ago period.
Research and development (R&D) expense in the third quarter of 2019 was $5.9 million compared with $7.1 million in the third quarter of 2018.
For the third quarter of 2019, the company reported an operating profit of $70.9 million compared with an operating profit of $55.8 million in the third quarter of 2018.
Interest expense for the three months ended September 30, 2019 was $15.2 million compared with $15.9 million for the three months ended September 30, 2018. The decline from the prior-year quarter was principally due to the convertible notes exchange (see Note 13 of the Notes to Consolidated Financial Statements).
Other income (expense), net was expense of $49.2 million in the third quarter of 2019 compared with expense of $17.7 million in the third quarter of 2018. Included in 2019 was postretirement expense of $23.6 million, a loss on debt exchange of $20.2 million and foreign exchange losses of $1.3 million. The prior-year period included postretirement expense of $18.7 million and $1.7 million of foreign exchange gains.
For the three months ended September 30, 2019, pension expense was $23.4 million compared with $18.6 million for the three months ended September 30, 2018. The increase in pension expense in 2019 was principally due to lower expected returns on plan assets and higher interest costs partially offset by lower amortization of net actuarial losses for the company’s U.S. defined benefit pension plans. For the full year 2019, the company expects to recognize pension expense of approximately $91.6 million compared with $79.7 million for the full year of 2018. The company records the service cost component of pension income or expense in cost of revenue and selling, general and administrative expense. All other components of pension income or expense are recorded in other income (expense), net in the consolidated statements of income.
Income before income taxes for the three months ended September 30, 2019 was $6.5 million compared with income of $22.2 million for the three months ended September 30, 2018.
The provision for income taxes was $15.9 million in the current quarter compared with $15.2 million in the year-ago period. During the three months ended September 30, 2018, the company recognized a benefit of $6.6 million due to the release of a valuation allowance on certain foreign deferred tax assets (net operating losses) as a result of the identification of an additional source of taxable income available in prior periods.
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
Net loss attributable to Unisys Corporation for the three months ended September 30, 2019 was $13.2 million, or a loss of $0.23 per diluted share, compared with income of $6.1 million, or income of $0.12 per diluted share, for the three months ended September 30, 2018.
Nine months ended September 30, 2019 compared with the nine months ended September 30, 2018
Revenue for the nine months ended September 30, 2019 was $2,207.2 million compared with $2,064.1 million for the nine months ended September 30, 2018, an increase of 6.9% from the prior year principally due to new business offset in part by the impact of the $53.0 million Topic 606 adjustment described above. Excluding this adjustment, revenue increased 9.8%. Foreign currency fluctuations had a 3 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue increased 9.0% and Technology revenue decreased 5.2% for the nine months ended September 30, 2019 compared with the year-ago period with the prior-year Topic 606 adjustment primarily contributing to the Technology revenue decline. Excluding this adjustment of $53.0 million, Technology revenue increased 14.9%. U.S. revenue increased 26.5% in the current period compared with the year-ago period. International revenue decreased 8.3% in the current period with all regions contributing to the decline. Without the prior-year Topic 606 adjustment, U.S. revenue increased 27.2% and international revenue decreased 4.4%. Foreign currency had a 5 percentage-point negative impact on international revenue in the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $5.4 million. Charges were comprised of $5.0 million for lease abandonment costs and asset write-offs and $0.4 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue – services, $(6.6) million; selling, general and administrative expenses, $10.7 million; and research and development expenses, $1.3 million.
No cost-reduction charges were recorded during the nine months ended September 30, 2018; however, a benefit of $3.1 million was recorded in the prior-year period for changes in estimates. The benefit was recorded in the following statement of income classifications: cost of revenue - services, $4.2 million and selling, general and administrative expenses, $(1.1) million.
Total gross profit margin was 23.4% in the nine months ended September 30, 2019 compared with 24.6% in the nine months ended September 30, 2018. Gross profit margin in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding this adjustment, total gross profit margin in the prior-year period was 22.6%. Gross profit margin in 2019 was positively impacted by $15.1 million related to the change in useful life of the company’s proprietary enterprise software. See Note 2 of the Notes to Consolidated Financial Statements for further detail.
Selling, general and administrative expense in the nine months ended September 30, 2019 was $293.3 million (13.3% of revenue) compared with $274.5 million (13.3% of revenue) in the year-ago period. Included in the prior year was a $7.3 million gain on the sale of property in the U.K. Excluding the Topic 606 adjustment of $53.0 million, selling, general and administrative expense as a percentage of revenue was 13.6% in the nine months ended September 30, 2018.
R&D expense for the nine months ended September 30, 2019 was $22.1 million compared with $21.8 million in the prior-year period.
For the nine months ended September 30, 2019, the company reported an operating profit of $200.8 million compared with an operating profit of $211.6 million in the prior-year period. Excluding the Topic 606 adjustment, operating profit in the nine months ended September 30, 2018 was $158.6 million.
Interest expense for the nine months ended September 30, 2019 was $46.9 million compared with $48.2 million for the nine months ended September 30, 2018. The decline from the prior-year period was principally due to the convertible notes exchange (see Note 13 of the Notes to Consolidated Financial Statements).
Other income (expense), net was expense of $108.5 million in the nine months ended September 30, 2019 compared with expense of $58.3 million in 2018. Included in 2019 was postretirement expense of $69.1 million, a loss on debt exchange of $20.2 million, foreign exchange losses of $6.3 million and a $10.3 million increase in the reserve for environmental matters. The prior-year period included postretirement expense of $55.3 million and $0.7 million of foreign exchange losses.
For the nine months ended September 30, 2019, pension expense was $68.6 million compared with pension expense of $54.9 million for the nine months ended September 30, 2018. The increase in pension expense in 2019 was principally due to lower expected returns on plan assets and higher interest costs partially offset by lower amortization of net actuarial losses for the company’s U.S. defined benefit pension plans.
Income before income taxes for the nine months ended September 30, 2019 was $45.4 million compared with income of $105.1 million for the nine months ended September 30, 2018.
The provision for income taxes was $41.8 million in the current period compared with $50.4 million in the year-ago period. The prior-year period includes expense of $5.3 million related to the Topic 606 adjustment described above and a benefit of $6.6 million due to the release of a valuation allowance on certain foreign deferred tax assets (net operating losses) as a result of the identification of an additional source of taxable income available in prior periods.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2019 was $6.4 million, or a loss of $0.12 per diluted share, compared with income of $50.5 million, or income of $0.89 per diluted share, for the nine months ended September 30, 2018.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2019 and 2018 was zero and $0.1 million, respectively. The amount for the nine months ended September 30, 2019 and 2018 was $0.2 million and $2.3 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
Three months ended September 30, 2019 compared with the three months ended September 30, 2018
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended September 30, 2019
Customer revenue	$757.6	$—	$654.1	$103.5
Intersegment	—	(2.3)	—	2.3
Total revenue	$757.6	$(2.3)	$654.1	$105.8
Gross profit percent	22.8%		17.6%	51.1%
Operating profit percent	9.4%		5.5%	33.0%

Three Months Ended September 30, 2018
Customer revenue	$688.3	$—	$605.6	$82.7
Intersegment	—	(4.3)	—	4.3
Total revenue	$688.3	$(4.3)	$605.6	$87.0
Gross profit percent	22.3%		15.9%	62.4%
Operating profit percent	8.1%		3.1%	39.7%

Gross profit and operating profit percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Percent Change
	2019	2018
Services
Cloud & infrastructure services	$405.9	$348.3	16.5%
Application services	188.3	191.2	(1.5)%
Business process outsourcing services	59.9	66.1	(9.4)%
	654.1	605.6	8.0%
Technology	103.5	82.7	25.2%
Total	$757.6	$688.3	10.1%
In the Services segment, customer revenue was $654.1 million for the three months ended September 30, 2019, up 8.0% from the three months ended September 30, 2018. Foreign currency translation had a 2 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago quarter.
Revenue from cloud & infrastructure services was $405.9 million in the current quarter, up 16.5% compared with the prior-year quarter. Foreign currency fluctuations had a 2 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 1.5% for the three-month period ended September 30, 2019 compared with the three-month period ended September 30, 2018. Foreign currency fluctuations had a 1 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 9.4% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 5 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 17.6% in the third quarter of 2019 compared with 15.9% in the year-ago period. Services operating profit percent was 5.5% in the three months ended September 30, 2019 compared with 3.1% in the three months ended September 30, 2018. Current period Services margins reflect benefits derived from reduced costs of services delivery partially offset by the negative impact of new contracts in implementation stage as costs are incurred ahead of revenue being recognized. The prior year operating profit margin was positively impacted by a gain on the sale of property in the U.K.
In the Technology segment, customer revenue increased 25.2% to $103.5 million in the current quarter compared with $82.7 million in the year-ago period. The increase in revenue is primarily due to a Technology sale in the company’s U.S. Federal government business that had a large third-party equipment delivery in the current quarter. Foreign currency translation had a 1 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 51.1% in the current quarter compared with 62.4% in the year-ago quarter. Technology operating profit percent was 33.0% in the three months ended September 30, 2019 compared with 39.7% in the three months ended September 30, 2018. The decrease in gross profit percent and operating profit percent in 2019 is primarily due to the large third-party equipment delivery in the company’s U.S. Federal government business noted above which has lower margins.

Nine months ended September 30, 2019 compared with the nine months ended September 30, 2018
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Nine Months Ended September 30, 2019
Customer revenue	$2,207.2	$—	$1,919.6	$287.6
Intersegment	—	(6.8)	—	6.8
Total revenue	$2,207.2	$(6.8)	$1,919.6	$294.4
Gross profit percent	23.4%		17.0%	60.9%
Operating profit percent	9.1%		4.7%	40.6%

Nine Months Ended September 30, 2018
Customer revenue	$2,064.1	$—	$1,760.8	$303.3
Intersegment	—	(18.3)	—	18.3
Total revenue	$2,064.1	$(18.3)	$1,760.8	$321.6
Gross profit percent	24.6%		16.3%	66.7%
Operating profit percent	10.3%		3.1%	48.1%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Nine Months Ended September 30,		Percent Change
	2019	2018
Services
Cloud & infrastructure services	$1,158.4	$1,000.2	15.8%
Application services	574.1	578.1	(0.7)%
Business process outsourcing services	187.1	182.5	2.5%
	1,919.6	1,760.8	9.0%
Technology	287.6	303.3	(5.2)%
Total	$2,207.2	$2,064.1	6.9%
In the Services segment, customer revenue was $1,919.6 million for the nine months ended September 30, 2019, up 9.0% from the nine months ended September 30, 2018. The growth in revenue was principally due to increases within the company’s U.S. Federal business as well as the impact of new business in the remainder of the company’s U.S. business. Foreign currency translation had a 3 percentage-point negative impact on Services revenue in the current period compared with the year-ago period.
Revenue from cloud & infrastructure services was $1,158.4 million for the nine months ended September 30, 2019, up 15.8% compared with the year-ago period. Foreign currency fluctuations had a 3 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 0.7% for the nine-month period ended September 30, 2019 compared with the nine-month period ended September 30, 2018. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue increased 2.5% in the current period compared with the prior-year period. Foreign currency fluctuations had a 5 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit was 17.0% for the nine months ended September 30, 2019 compared with 16.3% in the year-ago period. Services operating profit percent was 4.7% for the nine months ended September 30, 2019 compared with 3.1% for the nine months ended September 30, 2018. Current period Services margins reflect benefits derived from reduced costs of services delivery offset in part by the negative impact of new contracts in implementation stage as costs are incurred ahead of revenue being recognized. The prior-year operating profit margin was positively impacted by the gain on the sale of property in the U.K.

In the Technology segment, customer revenue decreased 5.2% to $287.6 million in the current period compared with $303.3 million in the year-ago period. The decline is principally attributed to the prior-year Topic 606 adjustment of $53.0 million described above. Excluding this adjustment, customer revenue increased 14.9%. The increase in revenue, excluding the Topic 606 adjustment, is due to a Technology sale in the company’s U.S. Federal government business that had a large third-party equipment delivery. Also contributing to the increase were higher sales of the company’s proprietary enterprise software in the current period principally reflecting higher renewals than the company experienced in the prior-year period. Foreign currency translation had a 3 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period.
Technology gross profit was 60.9% in the current period compared with 66.7% in the year-ago period. Technology operating profit percent was 40.6% in the nine months ended September 30, 2019 compared with 48.1% in the nine months ended September 30, 2018. The decrease in gross profit and operating profit percent in 2019 was primarily due to the prior-year Topic 606 adjustment. Excluding the impact of the Topic 606 adjustment of $53.0 million, gross profit percent was 60.1% and operating profit percent was 37.9% in the prior year. The increase in gross profit percent and operating profit percent, excluding the Topic 606 adjustment, is due to a larger mix of higher margin software sales partially offset by the large third-party equipment delivery in the company’s U.S. Federal government business noted above which has lower margins.
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
Cash and cash equivalents at September 30, 2019 were $425.4 million compared to $605.0 million at December 31, 2018.
As of September 30, 2019, $255.0 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the nine months ended September 30, 2019, cash used for operations was $1.8 million compared to cash usage of $77.4 million for the nine months ended September 30, 2018.
Cash used for investing activities during the nine months ended September 30, 2019 was $141.7 million compared to cash usage of $125.9 million during the nine months ended September 30, 2018. Net purchases of investments were $10.9 million for the nine months ended September 30, 2019 compared with net purchases of $3.1 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $56.2 million compared with $61.7 million in the year-ago period, capital additions of properties were $29.1 million in 2019 compared with $25.0 million in 2018 and capital additions of outsourcing assets were $44.4 million in 2019 compared with $54.4 million in 2018. The prior-year period includes net proceeds of $19.2 million related to the sale of property in the U.K.
Cash used for financing activities during the nine months ended September 30, 2019 was $37.3 million compared to cash usage of $4.4 million during the nine months ended September 30, 2018. The fluctuation is principally attributed to the convertible notes exchange partially offset by proceeds received from the issuance of $28.6 million of debt as described below.
At September 30, 2019, total debt was $577.0 million compared to $652.8 million at December 31, 2018. The decrease is primarily due to the convertible notes exchange offset in part by the issuance of debt as described below.
On August 2, 2019, the company entered into separate, privately negotiated exchange agreements pursuant to which it (i) issued an aggregate of 10,593,930 shares of its common stock, and (ii) paid cash in an aggregate amount of $59.4 million, such cash amount included $3.1 million of accrued and unpaid interest on the exchanged Convertible Senior Notes due 2021 (the “2021 Notes”) up to, but excluding, the settlement date, in exchange for $129.3 million in aggregate principal amount of its outstanding 2021 Notes. The transactions closed on August 6, 2019. Upon closing, $84.2 million aggregate principal amount of 2021 Notes remain outstanding. In connection with the transactions, the company unwound a pro rata portion of the capped call transactions that it entered into with the initial purchasers and/or affiliates of the initial purchasers of the 2021 Notes and received proceeds of $7.2 million. As a result of the exchange, the company recognized a charge of $20.2 million, or $0.35 per diluted share, in other income (expense), net in the three months ended September 30, 2019.
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
On September 5, 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024.
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2019, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $139.3 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have been redeemed or refinanced.
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
At September 30, 2019, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
In 2019, the company expects to make cash contributions of approximately $103.4 million to its worldwide defined benefit pension plans, which are comprised of $36.2 million primarily for international defined benefit pension plans and $67.2 million for the company’s U.S. qualified defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, based on conditions as of December 31, 2018, the company anticipates that its required cash contributions for 2020 through 2024 will be approximately $1.3 billion in the aggregate. The company currently anticipates that it may need to obtain additional funding in order to make these contributions. There is no assurance that the company will be able to obtain such funding.
On September 27, 2019, the company applied for waivers with the IRS to defer a portion of the required contributions to its two U.S pension plans, which if granted would reduce total required cash contributions by approximately $115 million in calendar year 2020. If the company's application is approved by the IRS, the company anticipates that these deferred contributions will be paid over a five-year period. Unisys filed the application for these waivers under Section 412(c) of the Internal Revenue Code. The IRS considers funding waiver applications based on the facts and circumstances applicable to the request. There is no specified time frame in which the IRS must make a decision. The IRS may choose not to grant the application, or to grant it for an amount less than the amount requested.
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

(b)
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.

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
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2018, the company made cash contributions of $129.7 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2019 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $103.4 million, which are comprised of approximately $67.2 million for the company’s U.S. qualified defined benefit pension plans and approximately $36.2 million primarily for non-U.S. defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, the company currently anticipates that its required cash contributions will increase significantly in 2020 and for the next several years. Based on conditions as of December 31, 2018, the company anticipates that its required cash contributions for 2020 through 2024 will be approximately $1.3 billion in the aggregate. The company currently anticipates that it may need to obtain additional funding in order to make these contributions. There is no assurance that the company will be able to obtain such funding.
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

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: October 29, 2019	By:	/s/ Michael M. Thomson
Michael M. Thomson
Senior Vice President, Chief Financial Officer and
Corporate Controller
(Principal Financial and Accounting Officer)