Form 10-K
period 2019-12-31
UNISYS CORP
filed 2020-02-28
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address, zip code and telephone number, including area code of principal executive offices)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $491.6 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 28, 2019. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2020: 62,401,731
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Disclosure Regarding Forward-Looking Statements

In this Annual Report on Form 10-K, we have included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about the consummation of the proposed sale of the U.S. Federal business and the anticipated benefits thereof. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements.
Factors that could affect our future results include, but are not limited to, the following:

•	our ability to continue revenue growth and margin expansion in our Services business;

•	our significant pension obligations and required cash contributions and requirements to make additional significant cash contributions to our defined benefit pension plans;

•	our ability to access financing markets;

•	a reduction in our credit rating;

•	our ability to maintain our installed base and sell new solutions;

•	the potential adverse effects of aggressive competition in the information services and technology marketplace;

•	cybersecurity breaches could result in significant costs and could harm our business and reputation;

•	our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;

•	our ability to retain significant clients;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	the business and financial risk in implementing future acquisitions or dispositions;

•	the adverse effects of global economic conditions, acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;

•	the impact of Brexit could adversely affect the company’s operations in the United Kingdom as well as the funded status of the company’s U.K. pension plans;

•	our ability to attract, motivate and retain experienced and knowledgeable personnel in key positions;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	the potential adverse effects of a U.S. Federal government shutdown;

•	contracts with U.S. governmental agencies may subject us to audits, criminal penalties, sanctions and other expenses and fines;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	an involuntary termination of the company’s U.S. qualified defined benefit pension plans;

•	the potential for intellectual property infringement claims to be asserted against us or our clients; and

•	the possibility that legal proceedings could affect our results of operations or cash flow or may adversely affect our business or reputation.
Risks related to the announced sale of our U.S. Federal business include, but are not limited to, the following:

•	adverse impacts on our business and financial results during the pendency of the sale of our U.S. Federal business, particularly if there is a delay in the completion of the sale;

•	if the proposed sale of our U.S. Federal business is completed, we may not achieve the operational and financial results that we anticipate in the future;

•	an “ownership change” could limit our ability to utilize net operating losses and certain other tax attributes to offset the gain from the pending sale of the U.S. Federal business;

•	the price of our stock may be volatile during the pendency of the sale of our U.S. Federal business; and

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the asset purchase agreement for the sale of our U.S. Federal business.
Any forward-looking statement should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and in our other filings made with the U.S. Securities and Exchange Commission (SEC) from time to time, which are available at the SEC’s website at www.sec.gov. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A of this Form 10-K. Any forward-looking statement speaks only as of the date on which that statement is made. Unisys Corporation assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

PART I

ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology (IT) company that builds high-performance, security-centric solutions for clients across the Government, Financial Services and Commercial markets. Unisys offerings include security software and services; digital transformation and workplace services; industry applications and services; and innovative software operating environments for high-intensity enterprise computing.
We operate in two business segments – Services and Technology.
Principal Products and Services
We deliver high-performance, security-centric, leveraged services and solutions across industries, industry-specific application products and technology solutions worldwide to our primary target markets: Government (the U.S. federal government and other public sector organizations in the U.S. and around the world), Commercial (e.g., travel and transportation and life sciences and healthcare) and Financial Services (e.g., commercial and retail banking).
We market our products and services solutions primarily through a direct sales force. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio. In certain countries, we market primarily through distributors.
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
We deliver some of these capabilities through our leveraged Services solutions, which include:

•
Unisys InteliServeTM, a service solution that transforms traditional service desk into an intelligent, user-centric experience aligned with the needs of the modern digital workplace. The service leverages the InteliServe platform, an integrated suite of technologies for omnichannel support, advanced analytics, automation, artificial intelligence, machine learning and identity authentication.

•
Unisys CloudForte®, a comprehensive managed service offering to help accelerate the secure move of data and applications to the cloud. The solution is available for Microsoft Azure, AWS, and hybrid cloud environments and includes the following features: an automated software-as-a-service platform to identify and provision private, public and hybrid cloud services, real-time analytics, and capabilities for industrial-grade modernization of legacy applications.

•
Unisys Security Solutions, a portfolio that includes managed security services, security consulting services, the Unisys Incident Response Ecosystem subscription service and the TrustCheck™ cyber risk management solution, and that is underpinned by the company’s Zero Trust security approach.

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

•
Unisys Stealth® security software, which enables trusted identities to access micro-segmented critical assets and safely communicate through secure, encrypted channels. Stealth™ establishes user authentication, prevents lateral attacker movement and reduces data center, mobile and cloud attack surfaces and quickly isolates devices or users at the first sign of compromise. Stealth also reduces the cost and complexity of securing information and operation technology such as industrial control systems, allowing organizations to meet compliance and security mandates.

Our industry application products include solutions that securely help law enforcement agencies solve crime and social services case workers assist families; travel and transportation companies manage freight and distribution; and financial institutions deliver omnichannel banking.
On February 5, 2020, we entered into an asset purchase agreement to sell our U.S. Federal business to Science Applications International Corporation for a cash purchase price of $1.2 billion, subject to a net working capital adjustment. The U.S. Federal business provides certain products and services to U.S. federal government customers. The sale is expected to close in the first half of 2020 and is subject to receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as well as the satisfaction or waiver of other customary closing conditions. The U.S. Federal business, which has operations in both of our reporting segments of Services and Technology, generated 2019 revenue and pre-tax income of approximately $725 million and $100 million, respectively. The U.S. Federal business will be reported as discontinued operations in 2020.
When the sale is complete, we expect to report an after-tax gain on the sale of approximately $1 billion. Due to the company’s U.S. tax position, no federal income tax is expected to be payable on the sale and, subject to the final purchase price allocation to the assets sold, state income taxes are expected to be minimal. We primarily intend to use the net proceeds from the sale to redeem our senior secured notes due 2022 and reduce our obligations under our U.S. defined benefit pension plans.
In connection with the entry into the asset purchase agreement to sell the U.S. Federal business, we also adopted a Tax Asset Protection Plan designed to protect our tax assets in contemplation of the sale transaction. This plan is similar to tax benefit protection plans adopted by other public companies with significant tax attributes and is designed to protect our valuable tax assets by reducing the likelihood of an “ownership change” through actions involving our securities. See “Risk Factors-- Risks Related to the Announced Sale of the Company’s U.S. Federal Business-- An ‘ownership change’ could limit the company’s ability to utilize net operating losses and certain other tax attributes to offset the gain from the pending sale of the U.S. Federal business” for more information.
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

Patents, Trademarks and Licenses
As of January 31, 2020, Unisys owns over 535 active U.S. patents and over 50 active patents granted in eleven non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.

Unisys also maintains 27 U.S. trademark and service mark registrations, and over 525 additional trademark and service mark registrations in over eighty non-U.S. jurisdictions as of January 31, 2020. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored, policed and protected by Unisys and its agents.
Seasonality
Our revenue is affected by such factors as the introduction of new services and products, the length of sales cycles and the seasonality of purchases. Seasonality has generally resulted in higher fourth quarter revenues than in other quarters.
Customers
No single client accounted for more than 10% of our revenue in the year ended December 31, 2019. Sales of commercial services and products to various agencies of the U.S. government represented approximately 25% of total consolidated revenue in 2019. For more information on the risks associated with contracting with governmental entities, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Backlog
In the Services segment, firm order backlog at December 31, 2019 was $4.3 billion, compared to $4.8 billion at December 31, 2018. Approximately $1.8 billion (42%) of 2019 backlog is expected to be converted to revenue in 2020. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty. In addition, funded government contracts included in this backlog are generally subject to termination, in whole or part, at the convenience of the government or if funding becomes unavailable. In such cases, we are generally entitled to receive payment for work completed plus allowable termination or cancellation costs.
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
Environmental Matters
Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2020 and 2021.
Employees
At December 31, 2019, we employed approximately 21,000 employees serving clients around the world.
Available Information
Our Investor web site is located at www.unisys.com/investor. Through our web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the U.S. SEC. We also make available on our web site our Guidelines on Significant Corporate Governance Issues, the charters of the Audit and Finance Committee, Compensation Committee, Nominating and Corporate Governance Committee and Security and Risk Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our web site to be part of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning the executive officers of Unisys as of February 15, 2020 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	60	Chairman, President and Chief Executive Officer
Katie Ebrahimi	50	Senior Vice President and Chief Human Resources Officer
Vishal Gupta	48	Senior Vice President, Technology, and Chief Technology Officer
Eric Hutto	55	Senior Vice President and President, Enterprise Solutions
Gerald P. Kenney	68	Senior Vice President, General Counsel and Secretary
Venkatapathi R. Puvvada	59	Senior Vice President and President, Unisys Federal
Jeffrey E. Renzi	59	Senior Vice President and President, Global Sales
Ann S. Ruckstuhl	57	Senior Vice President and Chief Marketing Officer
Michael M. Thomson	51	Senior Vice President and Chief Financial Officer
Shalabh Gupta	58	Vice President and Treasurer
There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef is President and Chief Executive Officer and is a member and Chairman of the Board of Directors. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef also serves on the President’s National Security Telecommunications Advisory Committee, the Boards of Directors of NiSource Inc. and Petrus Trust Company, L.T.A., the Board of the East West Institute and the Board of Advisors of Merit Energy Company, LLC. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an officer since 2015.
Ms. Ebrahimi has been Senior Vice President and Chief Human Resources Officer since April 2018. Ms. Ebrahimi served as Vice President of Human Resources, Global Delivery at DXC Technology from 2017 to 2018 prior to joining Unisys. From 2015 to 2017, she was Vice President of Human Resources, Enterprise Services, Global Practices & Solutioning for Hewlett-Packard Enterprise. She also served in increasingly senior roles with Cisco Systems, Inc. (2009-2015), Sun Microsystems, Inc. (2000-2009) and McAfee, LLC. Ms. Ebrahimi has been an officer since 2018.
Mr. Vishal Gupta has been Senior Vice President, Technology, and Chief Technology Officer since July 2018. Prior to joining Unisys, he served as Senior Vice President, Engineering at Symantec Corporation from 2015 to 2018. Prior to his tenure at Symantec, from 2014 to 2015, Mr. Gupta was Chief Product and IoT Officer for Silent Circle, a cybersecurity and privacy company in the mobile communications space. He has also held senior leadership roles with Cisco Systems (2006-2014), Metasolv Software (2002-2006), Nortel Networks (1996-2002) and Mercer Management Consulting (1994-1996). Mr. Gupta has been an officer since 2018.
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
Mr. Thomson has been Senior Vice President and Chief Financial Officer since September 2019. Mr. Thomson had been serving as the Company’s interim Chief Financial Officer since April 2019 and as the Company’s Vice President and Corporate Controller since 2015. Prior to joining Unisys, Mr. Thomson served as Controller of Towers Watson & Co. from 2010 until 2015, and he previously held the same position at Towers Perrin from 2007 until the consummation of that firm’s merger with Watson Wyatt in 2010. He also served as principal accounting officer of Towers Watson from 2012 until October 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an officer since 2015.
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

ITEM 1A. RISK FACTORS
Factors that could affect future results include the following:
Risks Related to the Company’s Business
Future results may be adversely impacted if the company is unable to continue revenue growth and margin expansion in its Services business.
The company’s strategy places an emphasis on an industry go-to-market approach with a focus within the company’s Services business on growing revenue, including specifically on higher value and higher margin offerings. The company’s ability to grow revenue and profitability in this business will depend on the level of demand for projects and the portfolio of solutions the company offers. It will also depend on an efficient utilization of services delivery personnel. Revenue and profit margins in this business are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, revenue and profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition resources from completed projects to new engagements and across geographies, and its ability to forecast demand for services and thereby maintain appropriate resource levels. The company’s results of operations and financial condition may be adversely impacted if sales of higher margin offerings do not offset declines in revenue and profitability resulting from lower margin offerings.
The company has significant pension obligations and required cash contributions and may be required to make additional significant cash contributions to its defined benefit pension plans.
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2019, the company made cash contributions of $103.9 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2020 the company estimates that it will be required to make cash contributions to its worldwide defined benefit pension plans of approximately $278.9 million, which are comprised of approximately $238.8 million for the company’s U.S. qualified defined benefit pension plans and approximately $40.1 million primarily for non-U.S. defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, the company currently anticipates that its required cash contributions will remain significant for the next several years. Based on conditions as of December 31, 2019, the company anticipates that its required cash contributions for 2020 through 2024 will be approximately $1.2 billion in the aggregate. The company currently anticipates that it may need to obtain additional funding in order to make these contributions. There is no assurance that the company will be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
If the proposed sale of the company’s U.S. Federal business is consummated, the company plans to use approximately $600 million of the net proceeds from the sale to fund the required cash contributions for 2020 through 2022. However, there is no assurance that the sale will be completed. See “--Risks Related to the Announced Sale of the Company’s U.S. Federal Business.”
The company has also applied for waivers with the U.S. Internal Revenue Service (IRS) to defer a portion of the required contributions to its two U.S. qualified defined benefit pensions plan, which if granted would reduce total required cash contributions by approximately $115 milllion in calendar year 2020 and defer these payments over a five-year period. There is no specified time frame in which the IRS must make a decision. The IRS may choose not to grant the application, or to grant it for an amount less than the amount requested.
Deterioration in the value of the company’s worldwide defined benefit pension plan assets, as well as discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its defined benefit pension plans in the future in an amount larger than currently anticipated. Increased cash contribution requirements or an acceleration in the due date of such cash contributions would further reduce the cash available for working capital, capital expenditures and other corporate uses and may worsen the adverse impact on the company’s operations, financial condition and liquidity.
If the company is unable to access the financing markets, it may adversely impact the company’s business and liquidity and may result in a default with respect to the company’s pension obligations and under the company’s debt agreements.
Market conditions may impact the company’s ability to access the financing markets on terms acceptable to the company or at all. Based on the most recent estimates for the required cash contributions to the company’s worldwide defined benefit pension plans for the period from 2020 to 2024, the company anticipates that it will need to obtain additional financing in order to fund some or all of these contributions. If the company is unable to access the financing markets, the company would be required to use cash on hand to fund operations and the company’s required pension contributions and repay outstanding debt as it comes due. There is no assurance that the company will generate sufficient cash to fund its operations and required pension contributions and refinance such debt. A failure by the company to generate such cash would have a material adverse effect on its business if the company were unable to access financing markets and may result in a default with respect to the company’s pension obligation and under the company’s debt agreements. Market conditions may also impact the company’s ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments the company uses to conduct its business.

If the proposed sale of the company’s U.S. Federal business is consummated, the company plans to use a portion of the net proceeds from the sale to redeem its $440 million senior secured notes due 2022. See “--Risks Related to the Announced Sale of the Company’s U.S. Federal Business.” In the event that the Company seeks to raise additional funds in the future by accessing the financing markets, there can be no assurances that such future financings would be on similar or favorable terms as compared to the senior secured notes due 2022 or that the company would be able to access the financing markets at all.
A reduction in the company’s credit rating could adversely affect its business and/or the holders of its securities.
The credit rating agencies rating the company’s indebtedness regularly evaluate the company, and credit ratings are based on a number of factors, including the company’s financial strength and ability to generate earnings, as well as factors not entirely within the company’s control, including conditions affecting the information technology industry and the economy and changes in rating methodologies. There can be no assurance that the company will maintain its current credit ratings. A downgrade of the company’s credit ratings could adversely affect its access to liquidity and capital, and could significantly increase its cost of funds, decrease the number of investors and counterparties willing to lend to the company or purchase its securities and impact the company’s ability to utilize surety bonds or other financial instruments the company uses to conduct its business. This could affect the company’s growth, profitability, and financial condition, including liquidity.
Future results may be adversely impacted if the company is unable to maintain its installed base and sell new solutions.
The company continues to invest in its ClearPath Forward operating system software in order to retain existing clients in its Technology business. If clients do not believe in the value proposition provided by ClearPath Forward or choose not to renew their contracts for any other reason, there may not be a meaningful return on these investments, and revenue could decline meaningfully. Furthermore, if ClearPath Forward is sold as a Software as a Service (SaaS) at an accelerated pace, this would have a negative impact on the company’s short- and medium-term cash position and could adversely impact the company’s operations, financial condition and liquidity. The company also continues to invest in its Stealth family of software, as well as in other software and solutions. If the company is unsuccessful in selling these Stealth products or other solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by Stealth and other new solutions and related services may be insufficient to offset any revenue declines caused if the company is unable to retain its installed base.
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
Approximately 47% of the company’s total revenue is derived from international operations, and if the proposed sale of the U.S. Federal business is consummated, the portion of the company’s total revenue derived from international operations will be approximately 63%. The risks of doing business internationally include foreign currency exchange rate fluctuations, currency restrictions and devaluations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the U.S. Foreign Corrupt Practices Act, economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, regulations in the European Union such as the General Data Protection Regulation, the U.K. Bribery Act and other U.S. and non-U.S. laws and regulations.
The company could face business and financial risk in implementing future acquisitions or dispositions.
As part of the company’s business strategy, it may from time to time consider acquiring complementary technologies, products and businesses, or disposing of existing technologies, products and businesses, including transactions of a material size and including the proposed sale of the U.S. Federal business. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions, such as the proposed sale of the U.S. Federal business, include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. Further, with respect to both acquisitions and dispositions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate acquisitions or dispositions. The risks associated with acquisitions and dispositions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future acquisitions or dispositions on favorable terms or at all. For a discussion of certain risks relating to the proposed sale of the company’s U.S. Federal business, see “--Risks Related to the Announced Sale of the Company’s U.S. Federal Business.”
The company’s business may be adversely affected by global economic conditions, acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases.
If global economic conditions deteriorate, the company could see reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of clients, which could also result in a decrease in demand. The company’s business could also be affected by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company’s business. If, as a result of such an event, such as the outbreak of the coronavirus known as Covid-19, the company’s clients in a particular industry such as travel and transportation companies or financial institutions were to suffer material adverse impacts, the company may experience a reduction in demand for its services and products from such clients, which may materially and adversely affect the company’s business, results of operations and financial condition.
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
Currently, approximately 25% of the company’s total consolidated revenue is derived from sales of commercial services and products to various agencies of the U.S. Federal government. The impact of a U.S. Federal government shutdown for a significant duration could result in the suspension of work on contracts in process or in payment delays which could have an adverse effect on the company’s revenue, profit and cash flows. If the proposed sale of the company’s U.S. Federal business is consummated, the company will no longer derive any revenue from direct sales of commercial services and products to the U.S. Federal government, though it is expected that the buyer of the U.S. Federal business will be a reseller of certain of the company’s services and products to various agencies of the U.S. Federal government. However, there is no assurance that the sale will be completed. See “--Risks Related to the Announced Sale of the Company’s U.S. Federal Business.”
The company’s contracts with U.S. governmental agencies may subject the company to audits, criminal penalties, sanctions and other expenses and fines.

The company frequently enters into contracts with governmental entities. U.S. government agencies, including the Defense Contract Audit Agency and the Department of Labor, routinely audit government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also may review the adequacy of, and a contractor’s compliance with, contract terms and conditions, and its systems and policies, including the contractor’s purchasing, property, estimating, billing, accounting, compensation and management information systems. Any costs found to be overcharged or improperly allocated to a specific contract or any amounts improperly billed or charged for products or services will be subject to reimbursement to the government. In addition, government contractors, such as the company, are required to disclose credible evidence of certain violations of law and contract overcharging to the federal government. If the company is found to have participated in improper or illegal activities, the company may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. Any negative publicity related to such contracts, regardless of the accuracy of such publicity, may adversely affect the company’s business or reputation. If the proposed sale of the company’s U.S. Federal business is consummated, it is expected that all of the company’s contracts with U.S. Federal governmental entities will be assigned to the buyer of that business after the sale. However, there is no assurance that the sale will be completed. See “--Risks Related to the Announced Sale of the Company’s U.S. Federal Business.”
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
As of December 31, 2019, the company had approximately $1.3 billion of underfunded pension obligations under its U.S. qualified defined benefit pension plans. The Pension Benefit Guaranty Corporation (the PBGC) has authority under the Employment Retirement Income Security Act of 1974, as amended, to terminate an underfunded defined benefit pension plan under certain circumstances, including when (1) the plan has not met the minimum funding requirements, (2) the plan cannot pay current benefits when due, or (3) the loss to the PBGC is reasonably expected to increase unreasonably over time if the plan is not terminated. If the PBGC were to terminate the company’s U.S. qualified defined benefit pension plans, the company’s obligations with respect to such plans would become due and payable in full. Any such event or the failure by the company to pay its pension plan insurance premiums with respect to its U.S. qualified defined benefit pension plans could result in the PBGC obtaining a lien on the company’s assets. Such an event would result in an event of default under the company’s debt agreements and would materially and adversely affect the Company’s financial condition and results of operations.
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
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. See Note 17, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) (the Notes to Consolidated Financial Statements) for more information on litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period by the resolution of one or more of the legal matters pending against it. Additional legal proceedings may arise in the future with respect to the company’s existing and legacy operations, and may adversely affect the company’s business or reputation.
Other factors discussed in this report, although not listed here, also could materially affect our future results.
Risks Related to the Announced Sale of the Company’s U.S. Federal Business
The company’s business and financial results could be adversely impacted during the pendency of the sale of the U.S. Federal business, particularly if there is a delay in the completion of the sale.
On February 5, 2020, the company entered into an asset purchase agreement to sell its U.S. Federal business, which provides certain products and services to federal government customers, to Science Applications International Corporation. The pending sale of the U.S. Federal business may cause disruptions to the company’s business or business relationships, and may create uncertainty surrounding the company’s ongoing business operations, which could materially and adversely affect the company’s business, results of operations or financial condition, regardless of whether the sale of the U.S. Federal business is completed, including as a result of the attention of company’s management being directed to transaction-related considerations and being diverted from the day-to-day operations of the company’s business, the uncertainty regarding the company’s future which may adversely affect the company’s ability to hire, retain and motivate key personnel and other employees, and customers, suppliers or other parties with whom the company maintains business relationships experiencing uncertainty prior to the closing of the sale of the U.S. Federal business and seeking alternative relationships with third parties or seeking to terminate or renegotiated their relationships with the company.
In addition, with respect to the sale of the U.S. Federal business, the asset purchase agreement restricts the company from engaging in certain actions with respect to the U.S. Federal business without the consent of Science Applications International Corporation, which could prevent the company from pursuing business opportunities related to the U.S. Federal business that may arise prior to the consummation of the sale of the U.S. Federal business. Furthermore, the asset purchase agreement includes an indemnity by the company in favor of Science Applications International Corporation against losses incurred arising out of breaches of representations, warranties and covenants made by the company and liabilities expressly retained by the company.
The company has incurred, and will continue to incur, transaction costs in connection with the pending sale of the U.S. Federal business, and many of these fees and costs are payable regardless of whether or not the sale of the U.S. Federal business is completed.
If the proposed sale of the U.S. Federal business is completed, the company may not achieve the operational and financial results that it anticipates in the future.
If the proposed sale of the U.S. Federal business is completed, the company’s operational and financial profile will change upon the separation of the U.S. Federal business from the company’s other businesses. As a result, the company’s diversification of revenue sources will diminish, and the company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of its business in the global commercial sector of the information technology industry. Moreover, the shares of the company’s common stock will represent an investment in a smaller company than in existence today and the company’s exposure to the risks inherent in its remaining businesses will increase. Additionally, the company’s ability to return to the U.S. Federal business is restricted by the terms of the non-competition commitments made to Science Applications International Corporation pursuant to the terms of the asset purchase agreement governing the sale.
While the company’s cash flows will decrease after the proposed sale is consummated, the company will still have a substantial amount of outstanding pension obligations, even after the company applies a portion of the proceeds of the sale to reduce U.S. pension obligations. There is no certainty that the company will have the cash on hand to make the required cash contributions to the company’s worldwide defined benefit pension plans in the future without additional funding.
Following the closing of the pending sale of the U.S. Federal business, the company plans to use the net proceeds from the sale to pay down debt and reduce U.S. pension obligations, which may not improve the company’s results of operations or cash flows. Further, the anticipated benefits to the company of the proposed sale are based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumptions could adversely affect the company’s business, results of operations or financial condition.
An “ownership change” could limit the company’s ability to utilize net operating losses and certain other tax attributes to offset the gain from the pending sale of the U.S. Federal business.
The company has significant net operating losses and certain other tax attributes (collectively, NOLs) for federal income tax purposes that it expects to use to offset the gain from the sale of the U.S. Federal business. The company’s ability to use its NOLs to offset the gain from the sale of the U.S. Federal business may be significantly limited if the company experiences an

“ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the Code). In general, an ownership change will occur when the percentage of the company’s ownership (by value) by one or more “5-percent shareholders” (as defined in the Code) has increased by more than 50 percent over the lowest percentage owned by such shareholders at any time during the prior three years (calculated on a rolling basis). An entity that experiences an ownership change generally will be subject to an annual limitation on the use of its pre-ownership change tax loss and credit carryforwards equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term, tax-exempt rate posted monthly by the IRS (subject to certain adjustments). The limitation on the company’s ability to utilize its NOLs arising from an ownership change under Section 382 would depend on the value of the company’s equity at the time of any ownership change. If the company were to experience an “ownership change”, it is possible that the company would not be able to offset the taxable gain from the proposed sale, which is estimated to be approximately $1 billion.
On February 5, 2020, the company adopted a Tax Asset Protection Plan to help protect the use of its NOLs. This plan is designed to reduce the likelihood of an “ownership change” by (i) discouraging any person or group from becoming a 4.9 percent shareholder and (ii) discouraging any existing 4.9 percent shareholder from acquiring additional shares of company stock. Despite the intentions of the plan to deter and prevent an “ownership change”, such an event may still occur. In addition, the plan may make it more difficult and more expensive to acquire the company, and may discourage open market purchases of company stock or a non-negotiated tender or exchange offer for company stock. Accordingly, the plan may limit a shareholder’s ability to realize a premium over the market price of company stock in connection with any stock transaction.
The price of the company’s stock may be volatile during the pendency of the sale of the U.S. Federal business, and stockholders could lose all or part of their investment.
The trading price of the company’s common stock may at times be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond the company’s control. In addition to other factors, these factors may include the timing and process for completion of the sale, including potential delays which may cause significant fluctuations in the price of the company’s stock.
The occurrence of any event, change or other circumstances that could give rise to the termination of the asset purchase agreement for the sale of the U.S. Federal business could adversely affect the company’s future business.
There are significant risks and uncertainties associated with the pending sale of the company's U.S. Federal business. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the asset purchase agreement governing the sale and cause the sale not to be completed. For instance, there is no assurance that the parties to the agreement will receive the necessary regulatory approvals required to close the transaction. If the parties fail to obtain such approvals or to meet other conditions necessary to complete the sale as set forth in the asset purchase agreement, the company may not be able to close the transaction and the company may not realize the anticipated benefits to its business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2019, the company did not own or lease any physical properties that are material to its business.

ITEM 3. LEGAL PROCEEDINGS
Information with respect to litigation is set forth in Note 17, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock is listed for trading on the New York Stock Exchange (trading symbol “UIS”) and London Stock Exchange (trading symbol “USY”). At December 31, 2019, there were approximately 62.4 million shares outstanding.
Holders of Record
At January 31, 2020, there were approximately 4,900 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.
Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2019, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2014, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2014	2015	2016	2017	2018	2019
Unisys Corporation	$100	$37	$51	$28	$39	$40
S&P 500	$100	$101	$114	$138	$132	$174
S&P 500 IT Services	$100	$107	$118	$154	$162	$227

ITEM 6. SELECTED FINANCIAL DATA

Five-year summary of selected financial data

(Dollars in millions, except per share data)	2019(i),(ii)	2018(i)	2017(i)	2016(i),(ii)	2015(i)
Results of operations
Revenue	$2,948.7	$2,825.0	$2,741.8	$2,820.7	$3,015.1
Operating profit	238.2	284.1	97.1	129.2	54.3
Income (loss) before income taxes	39.7	143.2	(72.1)	20.5	(58.8)
Net income (loss) attributable to noncontrolling interests	3.9	3.4	(1.3)	11.0	6.7
Net income (loss) attributable to Unisys Corporation common shareholders	(17.2)	75.5	(65.3)	(47.7)	(109.9)
Earnings (loss) per common share
Basic	(0.31)	1.48	(1.30)	(0.95)	(2.20)
Diluted	(0.31)	1.30	(1.30)	(0.95)	(2.20)
Financial position
Total assets	$2,504.0	$2,457.6	$2,542.4	$2,021.6	$2,130.0
Long-term debt	566.1	642.8	633.9	194.0	233.7
Deficit	(1,228.3)	(1,299.6)	(1,326.5)	(1,647.4)	(1,378.6)
Other data
Capital additions of properties	$38.0	$35.6	$25.8	$32.5	$49.6
Capital additions of outsourcing assets	48.8	73.0	86.3	51.3	102.0
Investment in marketable software	73.0	80.7	64.4	63.3	62.1
Depreciation and amortization
Properties	35.3	40.4	39.7	38.9	57.5
Outsourcing assets	63.8	66.8	53.7	51.9	55.7
Amortization of marketable software	48.3	56.9	63.1	64.8	66.9
Common shares outstanding (millions)	62.4	51.1	50.5	50.1	49.9
Stockholders of record (thousands)	5.0	5.2	5.6	6.0	6.2
Employees (thousands)	20.8	21.7	20.5	21.0	23.0

(i) Includes pretax cost-reduction and other charges of $28.7 million, $19.7 million, $146.8 million, $82.1 million and $118.5 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. See Note 3, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements.
(ii)Includes pretax loss on debt exchange of $20.1 million for the year ended December 31, 2019 and pretax loss on debt extinguishment of $4.0 million for the year ended December 31, 2016. See Note 14, “Debt,” of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For a discussion of 2018 compared with 2017, refer to Part II, Item 7 contained in the company’s Form 10-K for the fiscal year ended December 31, 2018.)
Overview
Effective January 1, 2018, the company adopted the requirements of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) using the modified retrospective method whereby prior periods were not restated. This resulted in an adjustment to 2018 Technology revenue and profit of $53.0 million ($47.7 million, net of tax, or $0.65 per diluted share). The adjustment represents revenue from software license extensions and renewals, which were contracted for in the fourth quarter of 2017 and properly recorded as revenue at that time under the revenue recognition rules then in effect (Topic 605). Topic 606 requires revenue related to software license renewals or extensions to be recorded when the new license term begins, which in the case of the $53.0 million, was January 1, 2018.
The company reported 2019 net loss attributable to Unisys Corporation of $17.2 million, or loss of $0.31 per share, compared with 2018 net income of $75.5 million, or income of $1.30 per diluted share. The company’s financial results in the current year were impacted by increases in revenue due to new business principally driven by the company’s U.S. business. In addition, the company recorded a charge of $20.1 million on the convertible note exchange as well as $28.7 million of cost-reduction and other costs. See Note 14, “Debt,” and Note 3, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements for further detail.
On February 5, 2020, the company entered into an asset purchase agreement to sell its U.S. Federal business to Science Applications International Corporation for a cash purchase price of $1.2 billion, subject to a net working capital adjustment. The U.S. Federal business provides certain products and services to U.S. federal government customers. The sale is expected to close in the first half of 2020 and is subject to receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as well as the satisfaction or waiver of other customary closing conditions. The U.S. Federal business, which has operations in both of the company’s reporting segments of Services and Technology, generated 2019 revenue and pre-tax income of approximately $725 million and $100 million, respectively. The U.S. Federal business will be reported as discontinued operations in 2020.
When the sale is complete, the company expects to report an after-tax gain on the sale of approximately $1 billion. Due to the company’s U.S. tax position, no federal income tax is expected to be payable on the sale and, subject to the final purchase price allocation to the assets sold, state income taxes are expected to be minimal. The company primarily intends to use the net proceeds from the sale to redeem its senior secured notes due 2022 and reduce its obligations under its U.S. defined benefit pension plans.
In connection with the entry into the asset purchase agreement to sell the U.S. Federal business, the company also adopted a Tax Asset Protection Plan designed to protect the company’s tax assets in contemplation of the sale transaction. This plan is similar to tax benefit protection plans adopted by other public companies with significant tax attributes and is designed to protect the company’s valuable tax assets by reducing the likelihood of an “ownership change” through actions involving the company’s securities. See “Risk Factors-- Risks Related to the Announced Sale of the Company’s U.S. Federal Business-- An ‘ownership change’ could limit the company’s ability to utilize net operating losses and certain other tax attributes to offset the gain from the pending sale of the U.S. Federal business” for more information.
Results of operations
Company results
Revenue for 2019 was $2.95 billion compared with $2.83 billion for 2018, an increase of 4.4% principally due to increases within the company’s U.S. business offset in part by the impact of the $53.0 million Topic 606 adjustment described above. Excluding this adjustment, revenue increased 6.4%. Foreign currency fluctuations had a 3-percentage-point negative impact on revenue in the current year compared with the year-ago period.
Services revenue increased 7.0% and Technology revenue decreased 9.7% year over year with the prior-year Topic 606 adjustment primarily contributing to the Technology revenue decline. Excluding the Topic 606 adjustment of $53.0 million, Technology revenue increased 2.7%. Foreign currency fluctuations had a 3-percentage-point negative impact on Services revenue and a 3-percentage-point negative impact on Technology revenue in the current year compared with the year-ago period.
Revenue from international operations in 2019 and 2018 was $1.40 billion and $1.59 billion, respectively. Without the Topic 606 adjustment, 2018 revenue from international operations was $1.54 billion. Foreign currency had a 4-percentage-point negative impact on international revenue in 2019 compared with 2018. Revenue from U.S. operations was $1.55 billion in 2019 and $1.24 billion in 2018. Excluding the Topic 606 adjustment, U.S. revenue was $1.23 billion in 2018.
During 2019, the company recognized cost-reduction charges and other costs of $28.7 million, principally related to a reduction in employees. The charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $4.6 million for 509 employees and $(1.5) million for changes in estimates in the U.S. and (b) a charge of $21.1 million for 255 employees and $(2.1) million for changes in estimates outside the U.S. In addition, the company recorded charges of $6.6 million comprised of $4.6 million for lease abandonment costs, $1.1 million for asset write-offs and $0.9 million for other expenses related to the cost-reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $10.8 million; cost of revenue - technology, $0.2 million; selling, general and administrative expenses, $15.5 million; and research and development expenses, $2.2 million.
During 2018, the company recognized cost-reduction charges and other costs of $19.7 million, principally related to a reduction in employees. The charges related to work-force reductions were $19.0 million, principally related to severance costs, and were comprised of : (a) a charge of $5.2 million for 264 employees and $0.1 million for changes in estimates in the U.S. and (b) a charge of $22.5 million for 325 employees and $(8.8) million for changes in estimates outside the U.S. In addition, the company recorded a charge of $0.7 million for changes in estimates related to idle leased facilities costs. The 2018 charges were recorded in the following statement of income classifications: cost of revenue - services, $18.1 million and selling, general and administrative expenses, $1.6 million.
Gross profit as a percent of total revenue, or gross profit percent, was 22.6% in 2019 and 24.3% in 2018. Gross profit in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding the Topic 606 adjustment, total gross profit percent in the prior year was 22.8%. Gross profit in 2019 was positively impacted by $19.8 million related to the change in useful life of the company’s proprietary enterprise software. See Note 1, “Summary of significant accounting policies,” of the Notes to Consolidated Financial Statements for further detail.
Selling, general and administrative expenses were $396.9 million in 2019 (13.5% of revenue) and $370.3 million in 2018 (13.1% of revenue). Included in the prior year was a $7.3 million gain on the sale of property in the U.K. Excluding the Topic 606 adjustment of $53.0 million, selling, general and administrative expense as a percentage of revenue was 13.4% in 2018.
Research and development (R&D) expenses in 2019 were $31.3 million compared with $31.9 million in 2018.
In 2019, the company reported an operating profit of $238.2 million compared with an operating profit of $284.1 million in 2018. Operating profit margin in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding this adjustment, total operating profit in 2018 was $231.1 million.
Interest expense was $62.1 million in 2019 and $64.0 million in 2018. The decline from the prior year was principally due to the convertible notes exchange. See Note 14, “Debt,” of the Notes to Consolidated Financial Statements.
Other income (expense), net was expense of $136.4 million in 2019 compared with expense of $76.9 million in 2018. Included in 2019 was postretirement expense of $93.3 million, a loss on debt exchange of $20.1 million and foreign exchange losses of $10.4 million. Included in 2018 was postretirement expense of $80.3 million, a foreign non-income tax settlement gain of $13.9 million and $5.9 million of foreign exchange losses.
Pension expense for 2019 was $92.7 million compared with $79.7 million in 2018. For 2020, the company expects to recognize pension expense of approximately $90.0 million. The company records the service cost component of pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged. All other components of pension income or expense are recorded in other income (expense), net in the consolidated statements of income.
Income (loss) before income taxes in 2019 was income of $39.7 million compared with income of $143.2 million in 2018.
The provision for income taxes in 2019 and 2018 was $53.0 million and $64.3 million, respectively. In 2018, the provision for income taxes includes expense of $5.3 million related to the Topic 606 adjustment described above and a benefit of $6.6 million due to the release of a valuation allowance on certain deferred tax assets (net operating losses) as a result of the identification of an additional source of taxable income available in prior periods.
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

The realization of the company’s net deferred tax assets as of December 31, 2019 is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Net income attributable to Unisys Corporation common shareholders for 2019 was a loss of $17.2 million, or $0.31 per common share, compared with income of $75.5 million, or $1.30 per diluted common share, in 2018.
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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2019 and 2018 was $5.7 million and $4.2 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. See Note 19, “Segment information,” of the Notes to Consolidated Financial Statements.
Information by business segment for 2019 and 2018 is presented below:

(millions)	Total	Corporate	Services	Technology
2019
Customer revenue	$2,948.7	$—	$2,552.7	$396.0
Intersegment	—	(15.2)	—	15.2
Total revenue	$2,948.7	$(15.2)	$2,552.7	$411.2
Gross profit percent	22.6%		16.6%	61.8%
Operating profit percent	8.1%		4.2%	41.9%

2018
Customer revenue	$2,825.0	$—	$2,386.3	$438.7
Intersegment	—	(24.7)	—	24.7
Total revenue	$2,825.0	$(24.7)	$2,386.3	$463.4
Gross profit percent	24.3%		16.0%	69.4%
Operating profit percent	10.1%		2.8%	51.3%
Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, for 2019 and 2018 is presented below:

Year ended December 31 (millions)	2019	2018	Percentage Change
Services
Cloud & infrastructure services	$1,567.7	$1,363.4	15.0%
Application services	750.4	772.4	(2.8)%
BPO services	234.6	250.5	(6.3)%
Total Services	2,552.7	2,386.3	7.0%
Technology	396.0	438.7	(9.7)%
Total customer revenue	$2,948.7	$2,825.0	4.4%
In the Services segment, customer revenue was $2.6 billion in 2019 and $2.4 billion in 2018. The growth in revenue was principally due to increases within the company’s U.S. business. Foreign currency fluctuations had a 2.6-percentage-point negative impact on revenue in 2019 compared with 2018.
Revenue from cloud & infrastructure services was $1.6 billion in 2019, up 15.0% compared with 2018. Foreign currency fluctuations had a 2.5-percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 2.8% in 2019 compared with 2018. Foreign currency fluctuations had a 2.2-percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 6.3% in 2019 compared with 2018. Foreign currency fluctuations had a 3.8-percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period.
Services gross profit percent was 16.6% in 2019 compared with 16.0% in 2018. Services operating profit percent was 4.2% in 2019 compared with 2.8% in 2018. Current period Services margins reflect benefits derived from reduced costs of services delivery. The prior-year operating profit margin was positively impacted by the gain on the sale of property in the U.K.
In the Technology segment, customer revenue decreased 9.7% to $396.0 million in 2019 compared with $438.7 million in 2018. The decline is principally attributed to the prior-year Topic 606 adjustment of $53.0 million described above. Excluding the Topic 606 adjustment, customer revenue increased 2.7%. Foreign currency translation had a 2.6-percentage-point negative impact on Technology revenue in 2019 compared with 2018.
Technology gross profit percent was 61.8% in 2019 compared with 69.4% in 2018. Technology operating profit percent was 41.9% in 2019 compared with 51.3% in 2018. The decrease in gross profit and operating profit percent in 2019 was primarily due to the prior-year Topic 606 adjustment. Excluding the impact of the Topic 606 adjustment, gross profit percent was 65.4% and operating profit percent was 45.0% in 2018. The decrease in gross profit percent and operating profit percent, excluding the Topic 606 adjustment, is primarily due to a lower mix of higher margin software sales.
New accounting pronouncements
See Note 2, “Recent accounting pronouncements and accounting changes,” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected cash requirements through at least February 28, 2021.
Cash and cash equivalents at December 31, 2019 were $538.8 million compared with $605.0 million at December 31, 2018.
As of December 31, 2019, $303.1 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. See Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.

During 2019, cash provided by operations was $123.9 million compared with cash provided by operations of $73.9 million in 2018.
Cash used for investing activities in 2019 was $158.2 million compared with cash usage of $185.0 million in 2018. Net proceeds from investments in 2019 were $2.8 million compared with net purchases of $14.0 million in 2018. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $38.0 million in 2019 compared with $35.6 million in 2018, capital additions of outsourcing assets were $48.8 million in 2019 compared with $73.0 million in 2018 and the investment in marketable software was $73.0 million in 2019 compared with $80.7 million in 2018. The decrease in capital expenditures is attributed in part to the company funding some of the 2019 additions by entering into installment payment and vendor agreements. The prior-year period includes net proceeds of $19.2 million related to the sale of property in the U.K.
Cash used for financing activities during 2019 was $38.0 million compared with cash used for financing activities of $4.8 million in 2018. The increase in cash usage in the current year is principally due to the convertible notes exchange partially offset by proceeds received from the issuance of debt as described below.
At December 31, 2019, total debt was $579.6 million compared with $652.8 million at December 31, 2018. The decrease is primarily due to the convertible notes exchange offset in part by the issuance of debt described below.
On August 2, 2019, the company entered into separate, privately negotiated exchange agreements pursuant to which it (i) issued an aggregate of 10,593,930 shares of its common stock, and (ii) paid cash in an aggregate amount of $59.4 million, such cash amount included $3.1 million of accrued and unpaid interest on the exchanged Convertible Senior Notes due 2021 (the 2021 Notes) up to, but excluding, the settlement date, in exchange for $129.3 million in aggregate principal amount of its outstanding 2021 Notes. The transactions closed on August 6, 2019. Upon closing, $84.2 million aggregate principal amount of 2021 Notes remain outstanding. In connection with the transactions, the company unwound a pro rata portion of the capped call transactions that it entered into with the initial purchasers and/or affiliates of the initial purchasers of the 2021 Notes and received proceeds of $7.2 million. Following the convertible note exchange, the capped call transactions remaining cover approximately 8.6 million shares of the company’s common stock. As a result of the exchange, the company recognized a charge of $20.1 million.
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
The company has a secured revolving credit facility (the Credit Agreement) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2019, the company had no borrowings and $5.9 million of letters of credit outstanding, and availability under the facility was $139.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the company’s convertible notes due 2021 unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the company’s secured notes due 2022 unless, by such date, such secured notes have not been redeemed or refinanced.
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
At December 31, 2019, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions through, at least, February 28, 2021.
At December 31, 2019, the company had outstanding standby letters of credit and surety bonds totaling approximately $258 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
As described more fully in Note 3, “Cost-reduction actions,” Note 4, “Leases and commitments” and Note 14, “Debt,” of the Notes to Consolidated Financial Statements, at December 31, 2019, the company had certain cash obligations, which are due as follows:

(millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including current portion)	$589.3	$13.5	$552.1	$19.1	$4.6
Interest payments on debt	136.1	55.3	78.4	2.0	0.4
Operating leases	169.0	77.2	62.5	23.0	6.3
Work-force reductions	49.8	47.5	2.3	—	—
Total	$944.2	$193.5	$695.3	$44.1	$11.3
As described in Note 16, “Employee plans,” of the Notes to Consolidated Financial Statements, in 2020, the company expects to make cash contributions of approximately $278.9 million to its worldwide defined benefit pension plans, which are comprised of $238.8 million for the company’s U.S. qualified defined benefit pension plans and $40.1 million primarily for international defined benefit pension plans. Although estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates, based on conditions as of December 31, 2019, the company anticipates that its required contributions for 2020 through 2024 will be approximately $1.2 billion in the aggregate. The company currently anticipates that it may need to obtain additional funding in order to make these contributions. There is no assurance that the company will be able to obtain such funding.
On September 27, 2019, the company applied for waivers with the U.S. Internal Revenue Service (IRS) to defer a portion of the required contributions to its two U.S qualified defined benefit pension plans, which if granted would reduce total required cash contributions by approximately $115 million in calendar year 2020. If the company's application is approved by the IRS, the company anticipates that these deferred contributions will be paid over a five-year period. The company filed the application for these waivers under Section 412(c) of the Internal Revenue Code. The IRS considers funding waiver applications based on the facts and circumstances applicable to the request. There is no specified time frame in which the IRS must make a decision. The IRS may choose not to grant the application, or to grant it for an amount less than the amount requested.
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

Revenue recognition
Many of the company’s sales agreements contain standard business terms and conditions; however, some agreements contain multiple performance obligations or non-standard terms and conditions. As discussed in Note 1, “Summary of significant accounting policies,” of the Notes to Consolidated Financial Statements, the company enters into arrangements, which may include any combination of hardware, software or services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the performance obligations specified in an arrangement should be treated as separate performance obligations for revenue recognition purposes, and when to recognize revenue for each performance obligation.
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
At December 31, 2019 and 2018, the company had deferred tax assets in excess of deferred tax liabilities of $1,617.8 million and $1,636.9 million, respectively. For the reasons cited below, at December 31, 2019 and 2018, management determined that it is more likely than not that $93.1 million and $89.4 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,524.7 million and $1,547.5 million, respectively.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2019 is approximately $470.3 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2020, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 6.50%, and on the company’s non-U.S. plan assets will be 3.50%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $8 million and $7 million, respectively, in 2020 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2019, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $3.33 billion and the fair value was $3.28 billion.
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2019, the company determined this rate to be 3.53% for its U.S. defined benefit pension plans, a decrease of 97 basis points from the rate used at December 31, 2018, and 1.82% for the company’s non-U.S. defined benefit pension plans, a decrease of 73 basis points from the rate used at December 31, 2018. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2020 pension expense of approximately $2 million and $400 thousand, respectively, and a change of approximately $114 million and $123 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans, that period is approximately 16 and 24 years, respectively. At December 31, 2019, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans was $2.59 billion and $0.97 billion, respectively.
For the year ended December 31, 2019, the company recognized consolidated pension expense of $92.7 million, compared with $79.7 million for the year ended December 31, 2018. For 2020, the company expects to recognize pension expense of approximately $90.0 million. See Note 16, “Employee plans,” of the Notes to Consolidated Financial Statements.
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
Goodwill by reporting unit at December 31, 2019, was as follows (dollars in millions):

Reporting unit	Carrying Value
Cloud and infrastructure	$32.2
Application services	26.0
Business process outsourcing	10.3
Technology	108.7
Total	$177.2
As a result of the impairment review, the company concluded that none of its goodwill was impaired as of December 31, 2019, and does not believe that any of its reporting units are at risk of failing the impairment test since all reporting unit fair values were substantially in excess of carrying value as of the last impairment test.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In general, the company’s long-term debt is fixed rate and, to the extent it has any, its short-term debt is variable rate. See Note 14, “Debt,” of the Notes to Consolidated Financial Statements for components of the company’s long-term debt. The company believes that the market risk assuming a hypothetical 10% increase in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.
Market risk
As of December 31, 2019, the company had outstanding $434.5 million ($440.0 million face value) of senior secured notes due 2022 and $80.0 million ($84.2 million face value) of convertible senior notes due 2021. The interest rates on these notes are fixed and therefore do not expose the company to risk related to rising interest rates. As of December 31, 2019, the fair value of the convertible senior notes was $115.8 million. In connection with the offering of the convertible senior notes, the company paid $27.3 million to purchase a capped call covering approximately 21.9 million shares of the company’s common stock. If the price per share of the company’s common stock is below $9.76, these capped call transactions would provide no benefit from potential dilution. If the price per share of the company’s common stock is above $12.75, then to the extent of the excess, these capped call transactions would result in no additional benefit for potential dilution at conversion. As a result of the convertible note exchange in August 2019, the company unwound a pro rata portion of the capped call transactions and received proceeds of $7.2 million. Following the convertible note exchange, the capped call transactions remaining cover approximately 8.6 million shares of the company’s common stock. See Note 14, “Debt,” of the Notes to Consolidated Financial Statements.
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
In addition, the company uses derivative financial instruments, primarily foreign exchange forward contracts, to reduce its exposure to market risks from changes in foreign currency exchange rates on intercompany balances. See Note 11, “Financial instruments and concentration of credit risks,” of the Notes to Consolidated Financial Statements for additional information on the company’s derivative financial instruments.
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2019 and 2018, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $44 million and $34 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2019, based on the specified criteria.
KPMG LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2019, as stated in its report that appears herein.

/s/ Peter A. Altabef	/s/ Michael M. Thomson
Peter A. Altabef	Michael M. Thomson
Chairman, President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Unisys Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Unisys Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), cash flows and deficit for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II referred to in Item 15(1) of this Form 10-K (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
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
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Unisys Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Unisys Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income (loss), cash flows and deficit for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule II referred to in Item 15(1) of this Form 10-K (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2020

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per share data)

Year ended December 31,	2019	2018	2017
Revenue
Services	$2,552.7	$2,386.3	$2,328.2
Technology	396.0	438.7	413.6
	2,948.7	2,825.0	2,741.8
Costs and expenses
Cost of revenue:
Services	2,134.1	2,010.5	2,033.8
Technology	148.2	128.2	160.3
	2,282.3	2,138.7	2,194.1
Selling, general and administrative expenses	396.9	370.3	411.9
Research and development expenses	31.3	31.9	38.7
	2,710.5	2,540.9	2,644.7
Operating income	238.2	284.1	97.1
Interest expense	62.1	64.0	52.8
Other income (expense), net	(136.4)	(76.9)	(116.4)
Income (loss) before income taxes	39.7	143.2	(72.1)
Provision (benefit) for income taxes	53.0	64.3	(5.5)
Consolidated net income (loss)	(13.3)	78.9	(66.6)
Net income (loss) attributable to noncontrolling interests	3.9	3.4	(1.3)
Net income (loss) attributable to Unisys Corporation common shareholders	$(17.2)	$75.5	$(65.3)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(0.31)	$1.48	$(1.30)
Diluted	$(0.31)	$1.30	$(1.30)

See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions)

Year ended December 31,	2019	2018	2017
Consolidated net income (loss)	$(13.3)	$78.9	$(66.6)
Other comprehensive income
Foreign currency translation	24.4	(81.8)	117.8
Postretirement adjustments, net of tax of $(11.3) in 2019, $7.1 in 2018 and $18.3 in 2017	(38.9)	33.8	265.1
Total other comprehensive income (loss)	(14.5)	(48.0)	382.9
Comprehensive income (loss)	(27.8)	30.9	316.3
Comprehensive income (loss) attributable to noncontrolling interests	(6.8)	15.7	44.6
Comprehensive income (loss) attributable to Unisys Corporation	$(21.0)	$15.2	$271.7
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions)

As of December 31,	2019	2018
Assets
Current assets
Cash and cash equivalents	$538.8	$605.0
Accounts receivable, net	495.0	509.2
Contract assets	53.0	29.7
Inventories:
Parts and finished equipment	10.9	14.0
Work in process and materials	9.8	13.3
Prepaid expenses and other current assets	113.8	130.2
Total current assets	1,221.3	1,301.4
Properties	806.0	800.2
Less – Accumulated depreciation and amortization	681.6	678.9
Properties, net	124.4	121.3
Outsourcing assets, net	202.5	216.4
Marketable software, net	186.8	162.1
Operating lease right-of-use assets	127.1	—
Prepaid postretirement assets	136.2	147.6
Deferred income taxes	114.0	109.3
Goodwill	177.2	177.8
Restricted cash	13.0	19.1
Other long-term assets	201.5	202.6
Total assets	$2,504.0	$2,457.6
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$13.5	$10.0
Accounts payable	252.0	268.9
Deferred revenue	288.6	294.4
Other accrued liabilities	373.2	350.0
Total current liabilities	927.3	923.3
Long-term debt	566.1	642.8
Long-term postretirement liabilities	1,960.2	1,956.5
Long-term deferred revenue	147.4	157.2
Long-term operating lease liabilities	83.6	—
Other long-term liabilities	47.7	77.4
Commitments and contingencies
Deficit:
Common stock, par value $.01 per share (150.0 million shares authorized; 65.9 million shares and 54.2 million shares issued)	0.7	0.5
Accumulated deficit	(1,711.2)	(1,694.0)
Treasury stock, at cost	(109.6)	(105.0)
Paid-in capital	4,643.3	4,539.8
Accumulated other comprehensive loss	(4,088.6)	(4,084.8)
Total Unisys stockholders’ deficit	(1,265.4)	(1,343.5)
Noncontrolling interests	37.1	43.9
Total deficit	(1,228.3)	(1,299.6)
Total liabilities and deficit	$2,504.0	$2,457.6

See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2019	2018	2017
Cash flows from operating activities
Consolidated net income (loss)	$(13.3)	$78.9	$(66.6)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Foreign currency transaction losses	11.0	7.4	21.7
Non-cash interest expense	9.2	10.5	9.5
Loss on debt exchange / extinguishment	20.1	—	1.5
Employee stock compensation	13.2	13.2	11.2
Depreciation and amortization of properties	35.3	40.4	39.7
Depreciation and amortization of outsourcing assets	63.8	66.8	53.7
Amortization of marketable software	48.3	56.9	63.1
Other non-cash operating activities	(1.6)	(4.8)	3.2
Loss on disposal of capital assets	1.5	0.8	5.0
Gain on sale of properties	—	(7.3)	—
Postretirement contributions	(109.4)	(138.7)	(150.6)
Postretirement expense	96.6	84.1	98.1
Decrease in deferred income taxes, net	4.4	8.2	3.4
Changes in operating assets and liabilities:
Receivables, net	(8.3)	(50.5)	5.9
Inventories	6.1	(5.5)	4.1
Other assets	9.9	(23.9)	(27.5)
Accounts payable and other accrued liabilities	(114.4)	(62.2)	48.6
Other liabilities	51.5	(0.4)	42.4
Net cash provided by operating activities	123.9	73.9	166.4
Cash flows from investing activities
Proceeds from investments	3,568.9	3,708.0	4,717.2
Purchases of investments	(3,566.1)	(3,722.0)	(4,692.4)
Capital additions of properties	(38.0)	(35.6)	(25.8)
Capital additions of outsourcing assets	(48.8)	(73.0)	(86.3)
Investment in marketable software	(73.0)	(80.7)	(64.4)
Net proceeds from sale of properties	(0.3)	19.2	—
Other	(0.9)	(0.9)	(0.8)
Net cash used for investing activities	(158.2)	(185.0)	(152.5)
Cash flows from financing activities
Cash paid in connection with debt exchange	(56.7)	—	—
Proceeds from capped call transactions	7.2	—	—
Payments of long-term debt	(14.4)	(2.3)	(107.5)
Financing fees	—	(0.2)	(1.1)
Proceeds from issuance of long-term debt	30.5	—	452.9
Issuance costs relating to long-term debt	—	—	(12.1)
Other	(4.6)	(2.3)	(2.3)
Net cash (used for) provided by financing activities	(38.0)	(4.8)	329.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(24.1)	19.2
(Decrease) increase in cash, cash equivalents and restricted cash	(72.3)	(140.0)	363.0
Cash, cash equivalents and restricted cash, beginning of year	624.1	764.1	401.1
Cash, cash equivalents and restricted cash, end of year	$551.8	$624.1	$764.1

See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2016	$(1,647.4)	$(1,631.0)	$0.5	$(1,893.4)	$(100.5)	$4,515.2	$(4,152.8)	$(16.4)
Cumulative effect adjustment - ASU No. 2016-16	(4.4)	(4.4)		(4.4)
Consolidated net loss	(66.6)	(65.3)		(65.3)				(1.3)
Stock-based activity	9.0	9.0			(2.2)	11.2
Translation adjustments	117.8	110.1					110.1	7.7
Postretirement plans	265.1	226.9					226.9	38.2
Balance at December 31, 2017	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
Cumulative effect adjustment - ASU No. 2014-09	(21.4)	(21.4)		(21.4)
Cumulative effect adjustment - ASU No. 2017-05	6.3	6.3		6.3
Reclassification pursuant to ASU No. 2018-02	—	—		208.7			(208.7)
Consolidated net income	78.9	75.5		75.5				3.4
Stock-based activity	11.1	11.1			(2.3)	13.4
Translation adjustments	(81.8)	(79.7)					(79.7)	(2.1)
Postretirement plans	33.8	19.4					19.4	14.4
Balance at December 31, 2018	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(13.3)	(17.2)		(17.2)				3.9
Stock-based activity	8.0	8.0	0.1		(4.6)	12.5
Debt exchange	83.9	83.9	0.1			83.8
Capped call on debt exchange	7.2	7.2				7.2
Translation adjustments	24.4	23.8					23.8	0.6
Postretirement plans	(38.9)	(27.6)					(27.6)	(11.3)
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share amounts)
Note 1 — Summary of significant accounting policies
Principles of consolidation The consolidated financial statements include the accounts of all majority-owned subsidiaries.
Liquidity and Capital Resources Management believes that cash and cash equivalents as of December 31, 2019, cash flows from operations and availability under the company’s revolving line of credit are sufficient to maintain operations through at least February 28, 2021. On February 6, 2020, the company announced that it had entered into a definitive agreement to sell its U.S. federal business for $1.2 billion. The transaction is expected to close in the first half of 2020, subject to customary closing conditions. On September 27, 2019, the company applied for waivers with the U.S. Internal Revenue Service (IRS) to defer a portion of the required contributions to its two U.S. pension plans, which if granted would reduce total required cash contributions by approximately $115 million in calendar 2020. The IRS may choose not to grant the application, or to grant it for an amount less than the amount requested. There is no specified time frame in which the IRS must make a decision. If the sale of the U.S. federal business does not close and if the IRS deferral is not granted, the company will be required to reduce discretionary operating expenses and/or capital expenditures as well as utilize the availability under its revolving line of credit.
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

As of December 31,	2019	2018
Cash and cash equivalents	$538.8	$605.0
Restricted cash	13.0	19.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$551.8	$624.1

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
Recoverability of these costs is subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates.
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
Previously, the estimated revenue-producing lives of the company’s proprietary enterprise software was three years. Due to the maturity of the company’s proprietary enterprise software product, the company increased the time between its major releases as its product has a longer useful life. In addition, the company modified its commitment to provide post-contract support from an average of three years to five years following each new proprietary enterprise software release. In the first quarter of 2019, the company validated that the revised extended timeline between major product releases and the revised post-contract support period has achieved market acceptance. The company’s historical experience is that its significant customers typically renew the software on average every five years. As a result, the company adjusted the remaining useful life of its proprietary enterprise software product, which represents approximately 66% of the company’s marketable software, to five years. This change in estimate was applied prospectively effective January 1, 2019. The adjustment resulted in a $19.8 million decrease to cost of revenue in 2019, and accordingly increased consolidated net income by $19.8 million or $0.35 per diluted earnings per share. The useful lives of the remaining products classified as marketable software remain at three years, which is consistent with prior years. As of December 31, 2019, $67.1 million of marketable software was in process and the remaining $119.7 million has a weighted-average remaining life of 3.2 years. The company performs quarterly reviews to ensure that unamortized costs remain recoverable from future revenue. As of December 31, 2019, the company believes that all unamortized costs are fully recoverable.
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
The company tests goodwill for impairment annually in the fourth quarter using data as of September 30 of that year, as well as whenever there are events or changes in circumstances (triggering events) that would more likely than not reduce the fair value of one or more reporting units below its respective carrying amount. The company compares the fair value of each of its reporting units to their respective carrying value. If the carrying value exceeds fair value, an impairment charge is recognized for the difference. Impaired goodwill is written down to its fair value through a charge to the consolidated statement of income in the period the impairment is identified.
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
In services arrangements, the company typically satisfies the performance obligation and recognizes revenue over time, because the client simultaneously receives and consumes the benefits provided as the company performs the services. The company’s services are provided on a time-and-materials basis, as a fixed-price contract or as a fixed-price per measure of output contract.
Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred.
In outsourcing contracts, including managed services, application management, business process outsourcing and other cloud-based services arrangements, the arrangement generally consists of a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided either on a straight-line basis or on a usage basis, depending on the terms of the arrangement (such as whether the company is standing ready to perform or whether the contract has usage-based metrics). This results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.
The company also enters into arrangements, which may include any combination of hardware, software or services. For example, a client may purchase an enterprise server that includes operating system software. In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance for service of the hardware. These arrangements consist of multiple performance obligations, with control over hardware and software transferred in one reporting period and the software support and hardware maintenance services performed across multiple reporting periods. In another example, the company may provide desktop managed services to a client on a long-term multiple-year basis and periodically sell hardware and license software products to the client. The services are provided on a continuous basis across multiple reporting periods and control over the hardware and software products occurs in one reporting period. To the extent that a performance obligation in an arrangement is subject to specific guidance, that performance obligation is accounted for in accordance with such specific guidance. An example of such an arrangement may include leased assets which are subject to specific leasing accounting guidance.
The company allocates the total transaction price to be earned under an arrangement among the various performance obligations in proportion to their standalone selling prices (relative standalone selling price basis). The standalone selling price for a performance obligation is the price at which the company would sell a promised good or service separately to a customer.
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
The company discloses disaggregation of its customer revenue by geographic areas and by classes of similar products and services, by segment (see Note 19).
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, contract assets and deferred revenue (contract liabilities).
Advertising costs All advertising costs are expensed as incurred. The amount charged to expense during 2019, 2018 and 2017 was $3.6 million, $2.8 million and $1.6 million, respectively.
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
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its long-term debt (see Note 14), derivatives (see Note 11) and to its postretirement plan assets (see Note 16).
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

The adoption had a material impact on the consolidated financial position and did not have a material impact on the consolidated results of operations or cash flows as of and for the year ended December 31, 2019. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the company’s accounting for finance leases remained substantially unchanged.
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
Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which clarifies the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This update is effective for fiscal years beginning after December 15, 2019. The new guidance can be applied retrospectively or prospectively to all implementation costs incurred after the date of adoption. The company will adopt the new guidance on January 1, 2020, on a prospective basis, and does not expect the adoption to have a material impact on its consolidated results of operations and financial position.
In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, loans and other financial instruments. This update is effective for annual periods beginning after December 15, 2019. The company will adopt the new guidance on January 1, 2020 through a cumulative-effect adjustment to retained earnings, and does not expect the adoption to have a material impact on its consolidated results of operations and financial position.
Note 3 — Cost-reduction actions
During 2019, the company recognized cost-reduction charges and other costs of $28.7 million, principally related to a reduction in employees. The charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $4.6 million for 509 employees and $(1.5) million for changes in estimates in the U.S. and (b) a charge of $21.1 million for 255 employees and $(2.1) million for changes in estimates outside the U.S. In addition, the company recorded charges of $6.6 million comprised of $4.6 million for lease abandonment costs, $1.1 million for asset write-offs and $0.9 million for other expenses related to the cost-reduction effort. The charges were recorded in the following statement of income classifications: cost of revenue – services, $10.8 million; cost of revenue - technology, $0.2 million; selling, general and administrative expenses, $15.5 million; and research and development expenses, $2.2 million.
During 2018, the company recognized cost-reduction charges and other costs of $19.7 million, principally related to a reduction in employees. The charges related to work-force reductions were $19.0 million, principally related to severance costs, and were comprised of: (a) a charge of $5.2 million for 264 employees and $0.1 million for changes in estimates in the U.S. and (b) a charge of $22.5 million for 325 employees and $(8.8) million for changes in estimates outside the U.S. In addition, the company recorded a charge of $0.7 million for changes in estimates related to idle leased facilities costs. The charges were recorded in the following statement of income classifications: cost of revenue – services, $18.1 million and selling, general and administrative expenses, $1.6 million.
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
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at January 1, 2017	$35.2	$1.8	$33.4
Additional provisions	127.0	9.4	117.6
Payments	(47.3)	(6.0)	(41.3)
Changes in estimates	(9.1)	(1.3)	(7.8)
Translation adjustments	7.7	—	7.7
Balance at December 31, 2017	113.5	3.9	109.6
Additional provisions	27.7	5.2	22.5
Payments	(42.4)	(3.1)	(39.3)
Changes in estimates	(8.7)	0.1	(8.8)
Translation adjustments	(3.9)	—	(3.9)
Balance at December 31, 2018	86.2	6.1	80.1
Additional provisions	25.7	4.6	21.1
Payments	(57.7)	(4.0)	(53.7)
Changes in estimates	(3.6)	(1.5)	(2.1)
Translation adjustments	(0.8)	—	(0.8)
Balance at December 31, 2019	$49.8	$5.2	$44.6

Expected future payments on balance at December 31, 2019:
In 2020	$47.5	$4.8	$42.7
Beyond 2020	2.3	0.4	1.9

Note 4 — Leases and commitments
Leases
The company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the company the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the company if the company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The company is the lessee in lease agreements that include lease and non-lease components, which the company accounts for as a single lease component for all personal property leases. The company also has lease agreements in which it is the lessor that include lease and non-lease components. For these agreements, the company accounts for these components as a single lease component. Lease expense for variable leases and short-term leases is recognized when the expense is incurred.
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
As most of the company’s leases do not provide an implicit rate, the company uses its incremental borrowing rate, based on the information available at the lease commencement date, in determining the present value of lease payments. The company determines the incremental borrowing rate using the portfolio approach considering lease term and lease currency.

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
The components of lease expense for the year ended December 31, 2019 are as follows:

Year ended December 31,	2019
Operating lease cost	$69.8
Finance lease cost
Amortization of right-of-use assets	1.6
Interest on lease liabilities	0.3
Total finance lease cost	1.9
Short-term lease costs	0.6
Variable lease cost	16.6
Sublease income	(0.7)
Total lease cost	$88.2

Rental expense and income from subleases for the years ended December 31, 2018 and 2017, prior to the adoption of ASU 2016-02 as described in Note 2 of this Form 10-K were as follows:

Year ended December 31,	2018	2017
Rental expense, less income from subleases	$67.4	$71.7
Income from subleases	$3.1	$4.4

Supplemental balance sheet information related to leases is as follows:

As of December 31,	2019
Operating Leases
Operating lease right-of-use assets	$127.1
Other accrued liabilities	70.0
Long-term operating lease liabilities	83.6
Total operating lease liabilities	$153.6

Finance Leases
Outsourcing assets, net	$4.6
Current maturities of long-term debt	1.8
Long-term debt	3.5
Total finance lease liabilities	$5.3

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.1
Finance leases	3.0

Weighted-Average Discount Rate
Operating leases	6.3%
Finance leases	5.0%

Supplemental cash flow information related to leases is as follows:

Year ended December 31,	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$73.2
Cash payments for finance leases included in financing activities	1.7
Cash payments for finance lease included in operating activities	0.3

ROU assets obtained in exchange for lease obligations are as follows:

Year ended December 31,	2019
Operating leases	$69.6
Finance leases	1.5

Maturities of lease liabilities as of December 31, 2019 are as follows:

Year	Finance Leases	Operating Leases
2020	$2.0	$77.2
2021	2.0	38.7
2022	1.4	23.8
2023	0.3	12.7
2024	0.1	10.3
Thereafter	—	6.3
Total lease payments	5.8	169.0
Less imputed interest	0.5	15.4
Total	$5.3	$153.6

Maturities of lease liabilities as of December 31, 2018, prior to the adoption of ASU No. 2016-02 as described in Note 2 of this Form 10-K are as follows:

Year	Finance Leases	Operating Leases(i)
2019	$1.6	$48.5
2020	1.6	42.1
2021	1.6	30.0
2022	1.0	20.8
2023	—	14.3
Thereafter	—	24.4
Total	$5.8	$180.1
(i)Such rental commitments have been reduced by minimum sublease rentals of $2.7 million, due in the future under noncancelable leases.

For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. These amounts were immaterial for the year ended December 31, 2019.

As of December 31, 2019, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2020	$19.7
2021	13.7
2022	12.6
2023	12.5
2024	12.0
Thereafter	5.4
Total	$75.9

Other Commitments
At December 31, 2019, the company had outstanding standby letters of credit and surety bonds totaling approximately $258 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2019, the company had deposits and collateral of approximately $12 million in other long-term assets, principally related to tax contingencies in Brazil.

Note 5 — Foreign currency
Effective July 1, 2018, the company’s Argentinian subsidiary began to apply highly inflationary accounting due to cumulative inflation of approximately 100 percent or more over the last 3-year period. For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other income (expense), net. At December 31, 2019, the company’s operations in Argentina had net monetary assets denominated in local currency of approximately $6.2 million.
During the years ended December 31, 2019, 2018 and 2017, the company recognized foreign exchange gains (losses) in “Other income (expense), net” in its consolidated statements of income of $(10.4) million, $(5.9) million and $(9.9) million, respectively. The year ended December 31, 2017 also includes $11.8 million of net foreign currency losses related to exiting foreign countries in connection with the company’s restructuring plan.
Note 6 — Income taxes
Following is the total income (loss) before income taxes and the provision (benefit) for income taxes for the three years ended December 31, 2019.

Year ended December 31,	2019	2018	2017
Income (loss) before income taxes
United States	$(48.1)	$(53.6)	$(152.7)
Foreign	87.8	196.8	80.6
Total income (loss) before income taxes	$39.7	$143.2	$(72.1)
Provision for income taxes
Current
United States	$7.6	$4.7	$(42.8)
Foreign	41.0	51.4	33.9
Total	48.6	56.1	(8.9)
Deferred
Foreign	4.4	8.2	3.4
Total provision (benefit) for income taxes	$53.0	$64.3	$(5.5)

Following is a reconciliation of the provision (benefit) for income taxes at the United States statutory tax rate to the provision for income taxes as reported:

Year ended December 31,	2019	2018	2017
United States statutory income tax provision (benefit)	$8.3	$30.1	$(25.2)
Income and losses for which no provision or benefit has been recognized	28.2	22.2	70.3
Foreign rate differential and other foreign tax expense	3.2	9.5	(11.3)
Income tax withholdings	17.6	19.3	16.8
Permanent items	(2.5)	(5.0)	(3.0)
Enacted rate changes	0.5	(2.3)	(0.4)
Change in uncertain tax positions	0.2	(1.2)	2.3
Change in valuation allowances due to changes in judgment	(2.3)	(5.9)	(4.6)
Income tax credits, U.S.	(0.2)	(2.4)	(50.4)
Provision (benefit) for income taxes	$53.0	$64.3	$(5.5)

The Tax Cuts & Jobs Act (TCJA) reduced the U.S. federal income tax rate from 35% to 21% effective January 1, 2018, with no net financial statement impact due to the valuation allowance recorded against all U.S. deferred tax assets.
Included in 2017 was a benefit of $50.4 million principally related to the TCJA’s elimination of the corporate Alternative Minimum Tax (AMT) and refund of all remaining AMT credits.
The 2018 provision for income taxes included $(2.2) million due to a reduction in the Netherlands income tax rate, which was enacted in the fourth quarter of 2018 and reduced the rate from 25% to 20.5% effective January 1, 2021.

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

As of December 31,	2019	2018
Deferred tax assets
Tax loss carryforwards	$841.1	$860.0
Postretirement benefits	434.4	440.3
Foreign tax credit carryforwards	211.5	221.6
Other tax credit carryforwards	30.3	29.8
Deferred revenue	42.8	37.1
Employee benefits and compensation	31.2	31.1
Purchased capitalized software	31.2	22.9
Depreciation	28.1	20.1
Warranty, bad debts and other reserves	5.9	4.8
Capitalized costs	7.1	5.1
Other	27.9	30.4
	1,691.5	1,703.2
Valuation allowance	(1,524.7)	(1,547.5)
Total deferred tax assets	$166.8	$155.7
Deferred tax liabilities
Capitalized research and development	$44.7	$36.1
Other	29.0	30.2
Total deferred tax liabilities	$73.7	$66.3
Net deferred tax assets	$93.1	$89.4

At December 31, 2019, the company has tax effected tax loss carryforwards as follows:

As of December 31,	2019
U.S. Federal	$348.2
State and local	247.8
Foreign	245.1
Total tax loss carryforwards	$841.1
These carryforwards will expire as follows:

Year
2020	$23.9
2021	13.5
2022	15.8
2023	13.3
2024	12.2
Thereafter	762.4
Total	$841.1

The company also has available tax credit carryforwards, which will expire as follows:

Year
2020	$31.5
2021	35.0
2022	38.1
2023	27.0
2024	22.5
Thereafter	87.7
Total	$241.8

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
With this change in U.S. taxation of earnings of foreign subsidiaries under the TCJA, future distributions of earnings from foreign subsidiaries will generally be exempt from U.S. taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As the company currently intends to indefinitely reinvest the earnings of certain foreign subsidiaries, no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries. The unrecognized deferred income tax liability at December 31, 2019 approximated $29.2 million.
As of January 1, 2018 the U.S. taxable income included GILTI, which essentially includes net foreign subsidiaries’ earnings above a routine 10% return on their aggregate specified tangible assets. At December 31, 2017, the company made an accounting policy election to treat the GILTI as a period cost when included in U.S. taxable income.
Cash paid for income taxes, net of refunds, for the three years ended December 31, 2019, was as follows:

Year ended December 31,	2019	2018	2017
Cash paid for income taxes, net of refunds	$37.6	$39.1	$34.3

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2019	2018	2017
Balance at January 1	$18.9	$27.9	$35.8
Additions based on tax positions related to the current year	11.1	2.6	4.2
Changes for tax positions of prior years	(0.6)	(6.1)	(11.2)
Reductions as a result of a lapse of applicable statute of limitations	(2.3)	(2.4)	(2.7)
Settlements	(1.1)	(1.5)	(0.2)
Changes due to foreign currency	(0.4)	(1.6)	2.0
Balance at December 31	$25.6	$18.9	$27.9

The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income. At December 31, 2019 and 2018, the company had an accrual of $3.0 million and $2.6 million, respectively, for the payment of penalties and interest.
At December 31, 2019, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may significantly change; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Several U.S. state and foreign income tax audits are in process. The company is under an audit in India, for which years prior to 2009 are closed. For the most significant jurisdictions outside the U.S., the audit periods through 2014 are closed for Brazil, and the audit periods through 2015 are closed for the United Kingdom. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2019 is approximately $470.3 million. This limitation will be applied first to any recognized built in losses, then to any net operating losses, and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.
Note 7 — Earnings per common share
The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three years ended December 31, 2019 (shares in thousands).

Year ended December 31,	2019	2018	2017
Basic earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation common shareholders	$(17.2)	$75.5	$(65.3)
Weighted average shares	55,961	50,946	50,409
Basic earnings (loss) per common share	$(0.31)	$1.48	$(1.30)
Diluted earnings (loss) per common share computation:
Net income (loss) attributable to Unisys Corporation common shareholders	$(17.2)	$75.5	$(65.3)
Add interest expense on convertible senior notes, net of tax of zero	—	19.6	—
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(17.2)	$95.1	$(65.3)
Weighted average shares	55,961	50,946	50,409
Plus incremental shares from assumed conversions:
Employee stock plans	—	541	—
Convertible senior notes	—	21,868	—
Adjusted weighted average shares	55,961	73,355	50,409
Diluted earnings (loss) per common share	$(0.31)	$1.30	$(1.30)

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,393	1,226	2,206
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	16,578	—	21,868

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
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $102.8 million and $94.4 million at December 31, 2019 and 2018, respectively.

Unearned income, which is deducted from accounts receivable, was $8.7 million and $8.4 million at December 31, 2019 and 2018, respectively. The allowance for doubtful accounts, which is reported as a deduction from accounts receivable, was $11.8 million and $13.7 million at December 31, 2019 and 2018, respectively. The provision for doubtful accounts, which is reported in selling, general and administrative expenses in the consolidated statements of income, was (income) expense of $(1.6) million, $(5.1) million and $3.1 million, in 2019, 2018 and 2017, respectively.
Note 9 — Contract assets and contract liabilities
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Contract liabilities represent deferred revenue.
Net contract assets (liabilities) as of December 31, 2019 and 2018 are as follows:

As of December 31,	2019	2018
Contract assets - current	$53.0	$29.7
Contract assets - long-term(i)	21.6	22.2
Deferred revenue - current	(288.6)	(294.4)
Deferred revenue - long-term	(147.4)	(157.2)
(i)Reported in other long-term assets on the company’s consolidated balance sheets
As of December 31, 2019 and 2018, deposit liabilities of $25.3 million and $21.2 million, respectively, were principally included in current deferred revenue. These deposit liabilities represent upfront consideration received from customers for services such as post-contract support and maintenance that allow the customer to terminate the contract at any time for convenience.
Significant changes during the years ended December 31, 2019 and 2018 in the above contract asset and liability balances were as follows:

Year ended December 31,	2019	2018
Revenue recognized that was included in deferred revenue at the beginning of the period	$287.9	$307.1

Note 10 — Capitalized contract costs
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
Deferred commissions as of December 31, 2019 and 2018 were as follows:

As of December 31,	2019	2018
Deferred commissions	$12.4	$12.1
Amortization expense related to deferred commissions for the years ended December 31, 2019 and 2018 was as follows:

Year ended December 31,	2019	2018
Deferred commissions - amortization expense(i)	$3.8	$6.9
(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets, and are amortized over the initial contract life and reported in Services cost of sales.
Costs to fulfill a contract as of December 31, 2019 and 2018 were as follows:

As of December 31,	2019	2018
Costs to fulfill a contract	$75.9	$79.5
During the years ended December 31, 2019 and 2018, amortization expense related to costs to fulfill a contract was as follows:

Year ended December 31,	2019	2018
Costs to fulfill a contract - amortization expense	$24.2	$21.7

The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 11 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2019 and 2018, the notional amount of these contracts was $437.0 million and $384.7 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of December 31, 2019 and 2018.

As of December 31,	2019	2018
Balance Sheet Location
Prepaid expenses and other current assets	$2.1	$3.4
Other accrued liabilities	0.1	0.3
Total fair value	$2.0	$3.1

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three years ended December 31, 2019.

Year Ended December 31,	2019	2018	2017
Statement of Income Location
Other income (expense), net	$1.7	$(14.2)	$27.5

Financial instruments also include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2019 and 2018, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates market value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2019 and 2018, the company had no significant concentrations of credit risk with any one customer. At December 31, 2019 and 2018, the company had $77.3 million and $85.8 million, respectively, of receivables due from various U.S. federal governmental agencies. At December 31, 2019 and 2018, the carrying amount of cash and cash equivalents approximated fair value.
Note 12 — Properties
Properties comprise the following:

As of December 31,	2019	2018
Land	$2.3	$2.3
Buildings	63.5	63.5
Machinery and office equipment	534.3	530.0
Internal-use software	171.0	164.7
Rental equipment	34.9	39.7
Total properties	$806.0	$800.2

In 2018, the company sold a building and land located in the United Kingdom. The company received net proceeds of $19.2 million and recorded a pretax gain of $7.3 million which was recorded in selling, general and administrative expenses in the consolidated statements of income.
Note 13 — Goodwill
During the fourth quarter of 2019, the company performed its annual impairment test of goodwill for all of its reporting units. The fair values of each of the reporting units exceeded their carrying values; therefore, no goodwill impairment was required.
At December 31, 2019, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.3 million.
Changes in the carrying amount of goodwill by segment for the years ended December 31, 2019 and 2018 were as follows:

	Total	Services	Technology
Balance at December 31, 2017	$180.8	$72.1	$108.7
Translation adjustments	(3.0)	(3.0)	—
Balance at December 31, 2018	177.8	69.1	108.7
Translation adjustments	(0.6)	(0.6)	—
Balance at December 31, 2019	$177.2	$68.5	$108.7

Note 14 — Debt
Long-term debt is comprised of the following:

As of December 31,	2019	2018
10.75% senior secured notes due April 15, 2022 ($440.0 million face value less unamortized discount and fees of $5.5 million and $8.0 million at December 31, 2019 and 2018, respectively)	$434.5	$432.0
5.50% convertible senior notes due March 1, 2021 (Face value of $84.2 million and $213.5 million less unamortized discount and fees of $4.2 million and $19.3 million at December 31, 2019 and 2018, respectively)	80.0	194.2
Finance leases	5.3	5.8
Other debt	59.8	20.8
Total	579.6	652.8
Less – current maturities	13.5	10.0
Total long-term debt	$566.1	$642.8

Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt as of December 31, 2019 and 2018.

As of December 31,	2019	2018
10.75% senior secured notes due April 15, 2022	$474.2	$486.8
5.50% convertible senior notes due March 1, 2021	115.8	298.5

Maturities of long-term debt, including finance leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Finance Leases
2020	$13.5	$11.7	$1.8
2021	94.6	92.8	1.8
2022	447.8	446.4	1.4
2023	12.2	12.0	0.2
2024	6.9	6.8	0.1
Thereafter	4.6	4.6	—
Total	$579.6	$574.3	$5.3

Cash paid for interest and capitalized interest expense during the three years ended December 31, 2019 was as follows:

Year ended December 31,	2019	2018	2017
Cash paid for interest	$61.5	$59.5	$39.9
Capitalized interest expense	$6.6	$6.0	$4.2

Senior Secured Notes
In 2017, the company issued $440.0 million aggregate principal amount of 10.75% Senior Secured Notes due 2022 (the 2022 Notes). The 2022 Notes are initially fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc. (together with the Company, the Grantors). In the future, the 2022 Notes will be guaranteed by each material domestic subsidiary and each restricted subsidiary that guarantees the secured revolving credit facility and other indebtedness of the company or another subsidiary guarantor. The 2022 Notes and the guarantees will rank equally in right of payment with all of the existing and future senior debt of the company and the subsidiary guarantors. The 2022 Notes and the guarantees will be structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the company’s subsidiaries that are not subsidiary guarantors.
The 2022 Notes require interest payments semiannually on April 15 and October 15 at an annual rate of 10.75%, and will mature on April 15, 2022, unless earlier repurchased or redeemed.
The company may, at its option, redeem some or all of the 2022 Notes at any time on or after April 15, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture governing the Notes (the indenture), plus accrued and unpaid interest, if any.
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
The indenture also includes a covenant requiring that the company maintain a Collateral Coverage Ratio of not less than 1.50:1.00 (the Required Collateral Coverage Ratio) as of any test date. The Collateral Coverage Ratio is based on the ratio of (A) Grantor unrestricted cash and cash equivalents plus 4.75 multiplied by of the greater of (x) Grantor EBITDA for the most recently ended four fiscal quarters and (y) (i) the average quarterly Grantor EBITDA for the most recently ended seven fiscal quarters, multiplied by (ii) four, to (B) secured indebtedness of the Grantors. The Collateral Coverage Ratio is tested quarterly.

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
Interest expense related to the 2022 Notes is comprised of the following:

Year ended December 31,	2019	2018	2017
Contractual interest coupon	$47.3	$47.3	$33.2
Amortization of debt issuance costs	2.4	2.4	1.7
Total	$49.7	$49.7	$34.9

Convertible Senior Notes
In 2016, the company issued $213.5 million aggregate principal amount of Convertible Senior Notes due 2021 (the 2021 Notes). The 2021 Notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% (or 9.5% effective interest rate) per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year. The 2021 Notes are not redeemable by the company prior to maturity. The 2021 Notes are convertible by the holders into shares of the company’s common stock if certain conditions set forth in the indenture governing the 2021 Notes have been satisfied. The conversion rate for the 2021 Notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the 2021 Notes (or a total amount of 21,867,716 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. On the maturity date, the company will be required to repay in cash the principal amount, plus accrued and unpaid interest, of any 2021 Notes that remain outstanding on that date.
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
On August 2, 2019, the company entered into separate, privately negotiated exchange agreements pursuant to which it (i) issued an aggregate of 10,593,930 shares of its common stock, and (ii) paid cash in an aggregate amount of $59.4 million, such cash amount included $3.1 million of accrued and unpaid interest on the exchanged 2021 Notes up to, but excluding, the settlement date, in exchange for $129.3 million in aggregate principal amount of its outstanding 2021 Notes. The transactions closed on August 6, 2019. Upon closing, $84.2 million aggregate principal amount of 2021 Notes remain outstanding. In connection with the transactions, the company unwound a pro rata portion of the capped call transactions described above and received proceeds of $7.2 million. Following the convertible note exchange, the capped call transactions remaining cover approximately 8.6 million shares of the company’s common stock. As a result of the exchange, the company recognized a charge of $20.1 million in other income (expense), net in 2019.
Interest expense related to the 2021 Notes is comprised of the following:

Year ended December 31,	2019	2018	2017
Contractual interest coupon	$8.9	$11.8	$11.8
Amortization of debt discount	5.5	6.6	6.0
Amortization of debt issuance costs	0.9	1.2	1.2
Total	$15.3	$19.6	$19.0

Revolving Credit Facility
The company has a secured revolving credit facility (the Credit Agreement) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2019, the company had no borrowings and $5.9 million of letters of credit outstanding, and availability under the facility was $139.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity (i) on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met; or (ii) on the date that is 60 days prior to the maturity date of the 2022 Notes unless, by such date, such secured notes have not been redeemed or refinanced.
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
At December 31, 2019, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions through, at least, February 28, 2021.
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed above. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
The company’s anticipated future cash expenditures include anticipated contributions to its defined benefit pension plans. The company believes that it has adequate sources of liquidity to meet its expected cash requirements through at least February 28, 2021.
Note 15 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2019	2018
Payrolls and commissions	$117.1	$108.1
Operating leases	70.0	—
Cost-reduction	47.5	75.8
Accrued vacations	31.7	41.2
Income taxes	28.6	32.3
Taxes other than income taxes	18.3	31.2
Postretirement	13.6	14.8
Accrued interest	11.8	13.8
Other	34.6	32.8
Total other accrued liabilities	$373.2	$350.0

Note 16 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2019, 5.8 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2019, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expenses, and recognizes the compensation cost for only those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2019, 2018 and 2017, the company recognized $13.2 million, $13.2 million and $11.2 million of share-based compensation expense, which is comprised of $13.2 million, $13.1 million and $10.1 million of restricted stock unit expense and zero, $0.1 million and $1.1 million of stock option expense, respectively.
There were no grants of stock option awards for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, 0.5 million stock option awards with a weighted-average exercise price of $23.60 are outstanding.
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
A summary of restricted stock unit activity for the year ended December 31, 2019 follows (shares in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2018	2,151	$12.90
Granted	1,321	15.03
Vested	(1,129)	13.23
Forfeited and expired	(303)	13.81
Outstanding at December 31, 2019	2,040	14.17

The aggregate weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2019, 2018 and 2017 was $16.9 million, $17.9 million and $14.4 million, respectively. The fair value of restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.

Year Ended December 31,	2019	2018
Weighted-average fair value of grant	$16.58	$15.20
Risk-free interest rate(i)	2.49%	2.26%
Expected volatility(ii)	47.91%	52.97%
Expected life of restricted stock units in years(iii)	2.87	2.88
Expected dividend yield	—%	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period

As of December 31, 2019, there was $11.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $14.9 million, $10.4 million and $7.4 million, respectively.
Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. During 2019 and 2018, the company did not recognize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units because of its tax position. Any such tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge to income related to the company match for the years ended December 31, 2019, 2018 and 2017, was $12.8 million, $11.1 million and $10.8 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge to income related to these plans was $19.3 million, $21.3 million and $18.5 million, for the years ended December 31, 2019, 2018 and 2017, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2019 and 2018, the liability to the participants of these plans was $14.7 million and $11.6 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
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

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets at December 31, 2019 and 2018 follows:

	U.S. Plans		International Plans
As of December 31,	2019	2018	2019	2018
Change in projected benefit obligation
Benefit obligation at beginning of year	$4,558.0	$5,001.6	$2,829.5	$3,189.7
Service cost	—	—	2.8	3.2
Interest cost	197.5	186.6	68.3	67.3
Plan participants’ contributions	—	—	1.3	1.5
Plan amendment	—	—	—	20.6
Plan curtailment	—	—	(1.6)	—
Plan settlement	—	—	(3.5)	(16.4)
Actuarial loss (gain)	357.7	(270.7)	284.1	(169.5)
Benefits paid	(357.6)	(359.5)	(118.1)	(108.7)
Foreign currency translation adjustments	—	—	81.0	(158.2)
Benefit obligation at end of year	$4,755.6	$4,558.0	$3,143.8	$2,829.5
Change in plan assets
Fair value of plan assets at beginning of year	$3,112.8	$3,578.4	$2,539.4	$2,833.9
Actual return on plan assets	505.2	(193.3)	300.0	(75.4)
Employer contribution	73.8	87.2	30.1	42.5
Plan participants’ contributions	—	—	1.3	1.5
Plan settlement	—	—	(3.5)	(16.4)
Benefits paid	(357.6)	(359.5)	(118.1)	(108.7)
Foreign currency translation and other adjustments	—	—	67.2	(138.0)
Fair value of plan assets at end of year	$3,334.2	$3,112.8	$2,816.4	$2,539.4
Funded status at end of year	$(1,421.4)	$(1,445.2)	$(327.4)	$(290.1)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$—	$—	$135.9	$146.4
Other accrued liabilities	(6.8)	(6.7)	(0.2)	(0.1)
Long-term postretirement liabilities	(1,414.6)	(1,438.5)	(463.1)	(436.4)
Total funded status	$(1,421.4)	$(1,445.2)	$(327.4)	$(290.1)
Accumulated other comprehensive loss, net of tax
Net loss	$2,672.7	$2,718.6	$1,067.2	$988.0
Prior service credit	$(34.8)	$(37.3)	$(46.4)	$(46.8)
Accumulated benefit obligation	$4,755.6	$4,558.0	$3,035.3	$2,828.2

Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets at December 31, 2019 and 2018 follows:

As of December 31,	2019	2018
Accumulated benefit obligation	$6,896.5	$6,433.6
Fair value of plan assets	$5,014.1	$4,553.2

Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets at December 31, 2019 and 2018 follows:

As of December 31,	2019	2018
Projected benefit obligation	$6,898.7	$6,434.9
Fair value of plan assets	$5,014.1	$4,553.2

Net periodic pension cost (income) for 2019, 2018 and 2017 includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2019	2018	2017	2019	2018	2017
Service cost(i)	$—	$—	$—	$2.8	$3.2	$5.1
Interest cost	197.5	186.6	211.3	68.3	67.3	72.8
Expected return on plan assets	(218.2)	(230.6)	(235.2)	(104.6)	(114.4)	(127.5)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.5)	(3.7)	(2.4)
Recognized net actuarial loss	116.6	125.1	126.4	34.2	42.3	49.8
Curtailment gain	—	—	—	(0.1)	—	(5.4)
Settlement loss	—	—	—	1.2	6.4	—
Net periodic pension cost (income)	$93.4	$78.6	$100.0	$(0.7)	$1.1	$(7.6)

(i) Service cost is reported in cost of revenue - services and selling, general and administrative expenses. All other components of net periodic pension cost are reported in other income (expense), net in the consolidated statements of income.
Weighted-average assumptions used to determine net periodic pension cost for the years ended December 31 were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2019	2018	2017	2019	2018	2017
Discount rate	4.50%	3.87%	4.38%	2.55%	2.24%	2.34%
Expected long-term rate of return on assets	6.80%	6.80%	6.80%	4.18%	4.38%	5.30%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	3.53%	4.50%	3.87%	1.82%	2.55%	2.24%

The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	42%	36-48%	19%	16-23%
Debt securities	38%	35-41%	61%	54-67%
Real estate	0%	0%	1%	0-3%
Cash	0%	0-5%	1%	0-5%
Other	20%	10-30%	18%	11-26%

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
In 2020, the company expects to make cash contributions of $278.9 million to its worldwide defined benefit pension plans, which are comprised of $238.8 million for the company’s U.S. qualified defined benefit pension plans and $40.1 million primarily for international defined benefit pension plans.
As of December 31, 2019, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year ending December 31,	U.S.	International
2020	$358.3	$104.4
2021	355.0	106.3
2022	351.5	115.1
2023	347.6	120.6
2024	342.5	125.2
2025 - 2029	1,585.7	649.0

Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans at December 31, 2019 and 2018, follows:

As of December 31,	2019	2018
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$96.2	$103.2
Service cost	0.5	0.6
Interest cost	4.8	4.8
Plan participants’ contributions	2.7	3.1
Actuarial loss (gain)	1.0	(4.2)
Federal drug subsidy	—	0.2
Benefits paid	(8.9)	(11.5)
Foreign currency translation and other adjustments	(0.6)	—
Benefit obligation at end of year	$95.7	$96.2
Change in plan assets
Fair value of plan assets at beginning of year	$7.8	$7.6
Actual return on plan assets	(0.2)	(0.4)
Employer contributions	5.5	9.0
Plan participants’ contributions	2.7	3.1
Benefits paid	(8.9)	(11.5)
Fair value of plan assets at end of year	$6.9	$7.8
Funded status at end of year	$(88.8)	$(88.4)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$0.3	$1.2
Other accrued liabilities	(6.6)	(8.0)
Long-term postretirement liabilities	(82.5)	(81.6)
Total funded status	$(88.8)	$(88.4)
Accumulated other comprehensive loss, net of tax
Net loss	$11.1	$10.5
Prior service credit	(6.6)	(8.2)

Net periodic postretirement benefit cost for 2019, 2018 and 2017, follows:

Year ended December 31,	2019	2018	2017
Service cost(i)	$0.5	$0.6	$0.5
Interest cost	4.8	4.8	5.6
Expected return on assets	(0.4)	(0.4)	(0.5)
Amortization of prior service cost	(1.7)	(1.6)	(0.7)
Recognized net actuarial loss	0.7	1.0	0.8
Net periodic benefit cost	$3.9	$4.4	$5.7

(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit cost are reported in other income (expense), net in the consolidated statements of income.
Weighted-average assumptions used to determine net periodic postretirement benefit cost for the years ended December 31 were as follows:

Year ended December 31,	2019	2018	2017
Discount rate	5.67%	5.30%	5.53%
Expected return on plan assets	5.50%	5.50%	5.50%

Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2019	2018	2017
Discount rate	5.13%	5.67%	5.30%

The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2020, the company expects to contribute approximately $7 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2019	2018
Health care cost trend rate assumed for next year	5.8%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.8%
Year that the rate reaches the ultimate trend rate	2025	2023

As of December 31, 2019, the following benefits are expected to be paid from the company’s postretirement plans:

Year ending December 31,	Expected Payments
2020	$7.7
2021	6.7
2022	6.3
2023	6.0
2024	5.6
2025 – 2029	22.3

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
Certain investments are valued using net asset value (NAV) as a practical expedient. These investments may not be redeemable on a daily basis and may have redemption notice periods of up to 120 days. These investments include the following:
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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2019.

	U.S. Plans				International Plans
As of December 31, 2019	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$955.3	$952.8	$2.5	$—	$—	$—	$—	$—
Commingled Funds	578.8		578.8		176.7		176.7
Debt Securities
U.S. Govt. Securities	436.0	436.0
Other Fixed Income	278.1		278.1		91.0		91.0
Insurance Contracts					123.1			123.1
Commingled Funds	433.6		433.6		441.0		441.0
Real Estate
Real Estate Investment Trusts	14.0	14.0			1.0		1.0
Commingled Funds	186.5		186.5
Other
Derivatives(i)	(103.5)	(8.2)	(95.3)		6.5		6.5
Commingled Funds					372.8		372.8
Pooled Funds	135.5		135.5		189.2		189.2
Cumulative futures contracts variation margin paid to brokers	8.2	8.2
Cash	2.0	2.0			18.1	18.1
Receivables	14.4	14.4			0.2	0.2
Payables	(7.4)	(7.4)			(7.3)	(7.3)
Total plan assets in fair value hierarchy	$2,931.5	$1,411.8	$1,519.7	$—	$1,412.3	$11.0	$1,278.2	$123.1
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$406.9
Debt	86.3				941.0
Other	127.0				24.8
Private Real Estate	189.0				31.4
Private Equity	0.4				—
Total pension plan assets	$3,334.2				$2,816.4
Other postretirement plans
Insurance Contracts	$6.9			$6.9
(i) Level 1 derivatives represent unrealized appreciation or depreciation on open futures contracts. The value of open futures contracts includes derivatives and the cumulative futures contracts variation margin paid to or received from brokers.
(ii) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2018.

	U.S. Plans				International Plans
As of December 31, 2018	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$911.7	$909.0	$2.7		$—	$—	$—	$—
Commingled Funds	494.8		494.8		165.6		165.6
Debt Securities
U.S. Govt. Securities	498.5	498.5
Other Fixed Income	374.6		374.6		145.5	0.2	145.3
Insurance Contracts					123.7			123.7
Commingled Funds	196.6		196.6		321.4		321.4
Real Estate
Real Estate Investment Trusts	17.0	17.0			1.3		1.3
Commingled Funds	156.7		156.7
Other
Derivatives(i)	35.8	33.6	2.2		2.4		2.4
Commingled Funds					317.0		317.0
Pooled Funds	143.7		143.7		123.6		123.6
Cumulative futures contracts variation margin received from brokers	(29.3)	(29.3)
Cash	3.7	3.7			29.6	29.6
Receivables	20.5	20.5			2.0	2.0
Payables	(1.4)	(1.4)			(2.3)	(2.3)
Total plan assets in fair value hierarchy	$2,822.9	$1,451.6	$1,371.3	$—	$1,229.8	$29.5	$1,076.6	$123.7
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$454.9
Debt	—				814.0
Other	110.2				23.9
Private Real Estate	179.1				16.8
Private Equity	0.6				—
Total pension plan assets	$3,112.8				$2,539.4
Other postretirement plans
Insurance Contracts	$7.8			$7.8

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

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2019.

	January 1, 2019	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2019	December 31, 2019
U.S. plans
Other postretirement plans
Insurance Contracts	$7.8	$(0.3)	$—	$(0.6)	$—	$6.9
International pension plans
Insurance Contracts	$123.7	$—	$6.4	$(12.0)	$5.0	$123.1
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2018.

	January 1, 2018	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2018	December 31, 2018
U.S. plans
Other postretirement plans
Insurance Contracts	$7.6	$(0.4)	$0.6	$—	$—	$7.8
International pension plans
Insurance Contracts	$135.8	$—	$3.5	$(11.7)	$(3.9)	$123.7

The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2019				2018
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$86.3	$—	Monthly	45 days	$—	$—
Other	127.0	—	Monthly	5 days	110.2	—	Monthly	5 days
Private Real Estate(i)	189.0	44.4	Quarterly	60-90 days	179.1	—	Quarterly	60-90 days
Private Equity(ii)	0.4	—			0.6	—
Total	$402.7	$44.4			$289.9	$—
International pension plans
Commingled Funds
Equity	$406.9	$—	Weekly	Up to 2 days	$454.9	$—	Weekly	Up to 2 days
Debt	941.0	117.9	Daily, Weekly, Biweekly, Bimonthly, Monthly, Quarterly	Up to 120 days	814.0	—	Daily, Weekly, Biweekly, Bimonthly	Up to 30 days
Other	24.8	—	Monthly	Up to 30 days	23.9	—	Monthly	Up to 30 days
Private Real Estate	31.4	—	Monthly	Up to 90 days	16.8	—	Monthly	Up to 90 days
Total	$1,404.1	$117.9			$1,309.6	$—
(i) Includes investments in private real estate funds. The funds invest in U.S. real estate and allow redemptions quarterly, though queues, restrictions and gates may extend the period. A redemption has been requested from one fund, which has a redemption queue with estimates of full receipt of three to four years.
(ii) Includes investments in limited partnerships, which invest primarily in U.S. buyouts and venture capital. The investments can never be redeemed. The partnerships are all currently being wound up, and are expected to make all distributions over the next three years.
Note 17 — Litigation and contingencies
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property, and non-income tax matters. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.
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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2019, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $103 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends overpayments of approximately $100 million for the period 1995 through 2012. The company believes that it has valid defenses to Louisiana’s claims and is asserting them in the pending litigation.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2019, it has adequate provisions for any such matters.
Note 18 — Stockholders’ equity
The company has 150 million authorized shares of common stock, par value $.01 per share, and 40 million shares of authorized preferred stock, par value $1 per share, issuable in series.
At December 31, 2019, 22.6 million shares of unissued common stock of the company were reserved for stock-based incentive plans and the company’s convertible senior notes.
Accumulated other comprehensive income (loss) as of December 31, 2019, 2018 and 2017, is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2016	$(4,152.8)	$(927.1)	$(3,225.7)
Other comprehensive income before reclassifications	506.8	121.9	384.9
Amounts reclassified from accumulated other comprehensive income	(169.8)	(11.8)	(158.0)
Current period other comprehensive income	337.0	110.1	226.9
Balance at December 31, 2017	(3,815.8)	(817.0)	(2,998.8)
Reclassification pursuant to ASU No. 2018-02	(208.7)	—	(208.7)
Other comprehensive income before reclassifications	96.7	(79.7)	176.4
Amounts reclassified from accumulated other comprehensive income	(157.0)	—	(157.0)
Current period other comprehensive income	(269.0)	(79.7)	(189.3)
Balance at December 31, 2018	(4,084.8)	(896.7)	(3,188.1)
Other comprehensive income before reclassifications	136.8	23.8	113.0
Amounts reclassified from accumulated other comprehensive income	(140.6)	—	(140.6)
Current period other comprehensive income	(3.8)	23.8	(27.6)
Balance at December 31, 2019	$(4,088.6)	$(872.9)	$(3,215.7)

Amounts reclassified out of accumulated other comprehensive income for the three years ended December 31, 2019 are as follows:

Year ended December 31,	2019	2018	2017
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$—	$—	$(11.8)
Postretirement Plans:
Amortization of prior service cost(ii)	5.9	7.1	5.6
Amortization of actuarial losses(ii)	(149.7)	(165.9)	(174.1)
Curtailment gain(ii)	—	—	5.4
Settlement loss(ii)	(1.1)	(3.9)	—
Total before tax	(144.9)	(162.7)	(174.9)
Income tax benefit	4.3	5.7	5.1
Total reclassifications for the period	$(140.6)	$(157.0)	$(169.8)

(i) Reported in other income (expense), net in the consolidated statements of income
(ii) Included in net periodic postretirement cost (see Note 16)
The following table summarizes the changes in shares of common stock and treasury stock during the three years ended December 31, 2019:

	Common Stock	Treasury Stock
Balance at December 31, 2016	52.8	2.7
Stock-based compensation	0.6	0.2
Balance at December 31, 2017	53.4	2.9
Stock-based compensation	0.8	0.2
Balance at December 31, 2018	54.2	3.1
Debt exchange	10.6	—
Stock-based compensation	1.1	0.4
Balance at December 31, 2019	65.9	3.5

Note 19 — Segment information
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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2019, 2018 and 2017 was $5.7 million, $4.2 million and $6.3 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. No single customer accounts for more than 10% of revenue. Revenue from various agencies of the U.S. Government, which is reported in both business segments, was approximately $726 million, $574 million and $571 million in 2019, 2018 and 2017, respectively.
Corporate assets are principally cash and cash equivalents, prepaid postretirement assets and deferred income taxes. The expense or income related to corporate assets is allocated to the business segments.
Customer revenue by classes of similar products or services, by segment, is presented below:

Year ended December 31,	2019	2018	2017
Services
Cloud & infrastructure services	$1,567.7	$1,363.4	$1,334.3
Application services	750.4	772.4	791.0
BPO services	234.6	250.5	202.9
Total Services	2,552.7	2,386.3	2,328.2
Technology	396.0	438.7	413.6
Total customer revenue	$2,948.7	$2,825.0	$2,741.8

Presented below is a reconciliation of segment operating income to consolidated income (loss) before income taxes:

Year ended December 31,	2019	2018	2017
Total segment operating income	$280.4	$305.4	$235.4
Interest expense	(62.1)	(64.0)	(52.8)
Other income (expense), net	(136.4)	(76.9)	(116.4)
Cost reduction charges(i)	(28.7)	(19.7)	(135.0)
Corporate and eliminations	(13.5)	(1.6)	(3.3)
Total income (loss) before income taxes	$39.7	$143.2	$(72.1)

(i) Year ended December 31, 2017 excludes $11.8 million for net foreign currency losses related to exiting foreign countries which are reported in other income (expense), net in the consolidated statements of income.
Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2019	2018	2017
Total segment assets	$1,450.9	$1,436.6	$1,364.5
Cash and cash equivalents	538.8	605.0	733.9
Deferred income taxes	114.0	109.3	119.9
Operating lease right-of-use assets	127.1	—	—
Prepaid postretirement assets	136.2	147.6	148.3
Other corporate assets	137.0	159.1	175.8
Total assets	$2,504.0	$2,457.6	$2,542.4

A summary of the company’s operations by business segment for 2019, 2018 and 2017 is presented below:

	Total	Corporate	Services	Technology
2019
Customer revenue	$2,948.7	$—	$2,552.7	$396.0
Intersegment	—	(15.2)	—	15.2
Total revenue	$2,948.7	$(15.2)	$2,552.7	$411.2
Operating income (loss)	$238.2	$(42.2)	$108.2	$172.2
Depreciation and amortization	147.4	—	91.9	55.5
Total assets	2,504.0	1,053.1	1,037.7	413.2
Capital expenditures	159.8	7.1	74.0	78.7
2018
Customer revenue	$2,825.0	$—	$2,386.3	$438.7
Intersegment	—	(24.7)	—	24.7
Total revenue	$2,825.0	$(24.7)	$2,386.3	$463.4
Operating income (loss)	$284.1	$(21.3)	$67.6	$237.8
Depreciation and amortization	164.1	—	97.2	66.9
Total assets	2,457.6	1,021.0	1,013.1	423.5
Capital expenditures	189.3	8.0	92.9	88.4
2017
Customer revenue	$2,741.8	$—	$2,328.2	$413.6
Intersegment	—	(25.9)	—	25.9
Total revenue	$2,741.8	$(25.9)	$2,328.2	$439.5
Operating income (loss)	$97.1	$(138.3)	$64.8	$170.6
Depreciation and amortization	156.5	—	84.6	71.9
Total assets	2,542.4	1,177.9	985.9	378.6
Capital expenditures	176.5	4.3	102.7	69.5

Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2019	2018	2017
Revenue
United States	$1,549.9	$1,240.0	$1,257.0
United Kingdom	334.3	360.7	315.8
Other foreign	1,064.5	1,224.3	1,169.0
Total Revenue	$2,948.7	$2,825.0	$2,741.8
Properties, net
United States	$90.7	$85.3	$85.8
United Kingdom	10.5	5.3	16.7
Other foreign	23.2	30.7	40.0
Total Properties, net	$124.4	$121.3	$142.5
Outsourcing assets, net
United States	$99.9	$97.6	$81.1
United Kingdom	71.7	86.5	89.9
Australia	21.5	21.7	18.1
Other foreign	9.4	10.6	13.2
Total Outsourcing assets, net	$202.5	$216.4	$202.3

Note 20 — Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At December 31, 2019, the company had approximately $1.0 billion of remaining performance obligations of which approximately 44% is estimated to be recognized as revenue by the end of 2020.
Note 21 — Subsequent event
On February 5, 2020, the company entered into an asset purchase agreement to sell its U.S. Federal business to Science Applications International Corporation for a cash purchase price of $1.2 billion, subject to a net working capital adjustment. The U.S. Federal business provides certain products and services to U.S. federal government customers. The sale is expected to close in the first half of 2020 and is subject to receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 as well as the satisfaction or waiver of other customary closing conditions. The U.S. Federal business, which has operations in both of the company’s reporting segments of Services and Technology, generated 2019 revenue and pre-tax income of approximately $725 million and $100 million, respectively. The U.S. Federal business will be reported as discontinued operations in 2020.
When the sale is complete, the company expects to report an after-tax gain on the sale of approximately $1 billion. Due to the company’s U.S. tax position, no federal income tax is expected to be payable on the sale and, subject to the final purchase price allocation to the assets sold, state income taxes are expected to be minimal. The company primarily intends to use the net proceeds from the sale to redeem its senior secured notes due 2022 and reduce its obligations under its U.S. defined benefit pension plans.
In connection with the entry into the asset purchase agreement to sell the U.S. Federal business, the company also adopted a Tax Asset Protection Plan designed to protect the company’s tax assets in contemplation of the sale transaction. This plan is similar to tax benefit protection plans adopted by other public companies with significant tax attributes and is designed to protect the company’s valuable tax assets by reducing the likelihood of an “ownership change” through actions involving the company’s securities. See “Risk Factors-- Risks Related to the Announced Sale of the Company’s U.S. Federal Business-- An ‘ownership change’ could limit the company’s ability to utilize net operating losses and certain other tax attributes to offset the gain from the pending sale of the U.S. Federal business” for more information.

Note 22 — Quarterly financial information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2019
Revenue	$695.8	$753.8	$757.6	$741.5	$2,948.7
Gross profit	149.9	193.9	172.4	150.2	666.4
Income (loss) before income taxes	(3.0)	41.9	6.5	(5.7)	39.7
Net income (loss) attributable to Unisys Corporation common shareholders	(19.4)	26.2	(13.2)	(10.8)	(17.2)
Earnings (loss) per common share attributable to Unisys Corporation
Basic	$(0.38)	$0.51	$(0.23)	$(0.17)	$(0.31)
Diluted	$(0.38)	$0.42	$(0.23)	$(0.17)	$(0.31)
2018
Revenue	$708.4	$667.4	$688.3	$760.9	$2,825.0
Gross profit	201.2	152.9	153.8	178.4	686.3
Income before income taxes	62.6	20.3	22.2	38.1	143.2
Net income attributable to Unisys Corporation common shareholders	40.6	3.8	6.1	25.0	75.5
Earnings per common share attributable to Unisys Corporation
Basic	$0.80	$0.07	$0.12	$0.49	$1.48
Diluted	$0.62	$0.07	$0.12	$0.41	$1.30

In the third quarter of 2019, the company recorded a pretax loss on debt exchange of $20.1 million. See Note 14, “Debt,” of the Notes to Consolidated Financial Statements.

In the first, second, third and fourth quarters of 2019, the company recorded pretax cost-reduction and other charges of $2.6 million, $2.6 million, $0.2 million and $23.3 million, respectively. See Note 3, “Cost reduction actions,” of the Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2019, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 33.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new accounting standard related to leases on our consolidated financial statements to facilitate the adoption of this standard on January 1, 2019 as well as the ongoing accounting under the new standard. There were no significant changes to our internal control over financial reporting during 2019 as a result of the ongoing accounting under the new accounting standard.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the Proxy Statement):

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning fees and services of the company’s principal accountants is set forth under the heading “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Unisys Corporation’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Unisys Corporation’s consolidated financial statements are found on page 32 on this report. Schedule II, Valuation and Qualifying Accounts, is found on page 84 on this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
2. Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated as of February 5, 2020, by and between Unisys Corporation and Science Applications International Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 6, 2020)

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

3.4	By-Laws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019)

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

4.5
Tax Asset Protection Plan, dated as of February 4, 2020, between Unisys Corporation and Computershare Inc., as Rights Agent, including as Exhibit A the forms of Rights Certficate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of Unisys Corporation (incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on February 6, 2020)

10.1
Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2
Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3
Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4
2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except as otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5
Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6
Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7
Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.8
Amendment to Unisys Corporation 2007 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.9
Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

10.10
Unisys Corporation 2016 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

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

10.17
Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.18
Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.19
Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.20
Form of letter agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.21
Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22
Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23
Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.25	Amendment 2017-1 to the Unisys Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.26
Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.27
Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.28
Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.29
Letter Agreement, dated April 23, 2019, between Unisys Corporation and Michael Thomson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019)

10.30
Security Agreement dated as of April 17, 2017 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2017)

10.31
Collateral Trust Agreement dated as of April 17, 2017 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 17, 2017)

10.32
Credit Agreement dated as of October 5, 2017 by and among Unisys Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

10.33
Amendment No. 1 dated as of June 15, 2018 to Credit Agreement dated as of October 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018)

10.34
Security Agreement dated as of October 5, 2017 by Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

10.35
Intercreditor Agreement dated as of October 5, 2017 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2017)

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

101
The following financial information from Unisys Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

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
Peter A. Altabef
Chairman, President and Chief Executive Officer
Date: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2020.

	/s/ Peter A. Altabef	*Philippe Germond
	Peter A. Altabef	Philippe Germond
	Chairman, President and Chief Executive Officer	Director
(principal executive officer)

	/s/ Michael M. Thomson	*Lisa A. Hook
	Michael M. Thomson	Lisa A. Hook
	Senior Vice President and Chief Financial Officer	Director
(principal financial and accounting officer)

	*Jared L. Cohon	*Deborah Lee James
	Jared L. Cohon	Deborah Lee James
	Director	Director

	*Nathaniel A. Davis	*Paul E. Martin
	Nathaniel A. Davis	Paul E. Martin
	Director	Director

	*Matthew J. Desch	*Regina M. Paolillo
	Matthew J. Desch	Regina M. Paolillo
	Director	Director

	*Denise K. Fletcher	*Lee D. Roberts
	Denise K. Fletcher	Lee D. Roberts
	Director	Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable):
Year Ended December 31, 2017	$22.8	$3.1	$(3.9)	$22.0
Year Ended December 31, 2018	$22.0	$(5.1)	$(3.2)	$13.7
Year Ended December 31, 2019	$13.7	$(1.6)	$(0.3)	$11.8
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.