Form 10-Q
period 2020-03-31
UNISYS CORP
filed 2020-04-28
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 31, 2020: 62,970,006.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue
Services	$425.9	$474.0
Technology	89.5	80.5
	515.4	554.5
Costs and expenses
Cost of revenue:
Services	375.7	396.8
Technology	26.6	32.6
	402.3	429.4
Selling, general and administrative	86.8	90.9
Research and development	6.2	9.0
	495.3	529.3
Operating income	20.1	25.2
Interest expense	13.9	15.5
Other income (expense), net	(48.1)	(30.4)
Loss from continuing operations before income taxes	(41.9)	(20.7)
Provision for income taxes	10.8	9.4
Consolidated net loss from continuing operations	(52.7)	(30.1)
Net income attributable to noncontrolling interests	0.5	2.6
Net loss from continuing operations attributable to Unisys Corporation	(53.2)	(32.7)
Income from discontinued operations, net of tax	1,068.5	13.3
Net income (loss) attributable to Unisys Corporation	$1,015.3	$(19.4)
Earnings (loss) per share attributable to Unisys Corporation
Basic
Continuing operations	$(0.85)	$(0.64)
Discontinued operations	17.06	0.26
Total	$16.21	$(0.38)
Diluted
Continuing operations	$(0.85)	$(0.64)
Discontinued operations	17.06	0.26
Total	$16.21	$(0.38)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended March 31,
	2020	2019
Consolidated net loss from continuing operations	$(52.7)	$(30.1)
Income from discontinued operations, net of tax	1,068.5	13.3
Total	1,015.8	(16.8)
Other comprehensive income:
Foreign currency translation	(87.6)	(34.2)
Postretirement adjustments, net of tax of $13.9 in 2020 and $(1.1) in 2019	91.2	68.5
Total other comprehensive income	3.6	34.3
Comprehensive income	1,019.4	17.5
Less comprehensive income (loss) attributable to noncontrolling interests	(1.8)	0.5
Comprehensive income attributable to Unisys Corporation	$1,021.2	$17.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$789.6	$538.8
Restricted cash	487.3	—
Accounts receivable, net	421.3	417.7
Contract assets	40.9	38.4
Inventories:
Parts and finished equipment	3.9	10.8
Work in process and materials	6.5	5.6
Prepaid expenses and other current assets	133.8	100.7
Current assets of discontinued operations	—	109.3
Total current assets	1,883.3	1,221.3
Properties	759.4	784.0
Less-Accumulated depreciation and amortization	648.0	668.0
Properties, net	111.4	116.0
Outsourcing assets, net	184.1	202.1
Marketable software, net	190.5	186.8
Operating lease right-of-use assets	71.3	71.4
Prepaid postretirement assets	132.8	136.2
Deferred income taxes	107.7	114.0
Goodwill	108.6	110.4
Restricted cash	10.6	13.0
Other long-term assets	171.3	198.9
Long-term assets of discontinued operations	—	133.9
Total assets	$2,971.6	$2,504.0
Liabilities and deficit
Current liabilities:
Notes payable	$59.5	$—
Current maturities of long-term debt	530.1	13.5
Accounts payable	201.1	204.3
Deferred revenue	224.2	246.4
Other accrued liabilities	296.0	316.7
Current liabilities of discontinued operations	—	146.4
Total current liabilities	1,310.9	927.3
Long-term debt	47.1	565.9
Long-term postretirement liabilities	1,593.9	1,960.2
Long-term deferred revenue	134.9	147.0
Long-term operating lease liabilities	53.5	56.0
Other long-term liabilities	40.7	47.6
Long-term liabilities of discontinued operations	—	28.3
Commitments and contingencies	—	—
Deficit:
Common stock, shares issued: 2020; 66.8, 2019; 65.9	0.7	0.7
Accumulated deficit	(695.9)	(1,711.2)
Treasury stock, shares at cost: 2020; 3.8, 2019; 3.5	(114.2)	(109.6)
Paid-in capital	4,647.4	4,643.3
Accumulated other comprehensive loss	(4,082.7)	(4,088.6)
Total Unisys Corporation stockholders’ deficit	(244.7)	(1,265.4)
Noncontrolling interests	35.3	37.1
Total deficit	(209.4)	(1,228.3)
Total liabilities and deficit	$2,971.6	$2,504.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Consolidated net loss from continuing operations	$(52.7)	$(30.1)
Income from discontinued operations, net of tax	1,068.5	13.3
Adjustments to reconcile consolidated net income (loss) to net cash used for operating activities:
Gain on sale of U. S. Federal business	(1,059.5)	—
Foreign currency translation losses	15.8	4.8
Non-cash interest expense	1.5	2.7
Employee stock compensation	5.1	4.7
Depreciation and amortization of properties	8.2	9.2
Depreciation and amortization of outsourcing assets	16.0	15.8
Amortization of marketable software	13.6	9.5
Other non-cash operating activities	0.2	(0.6)
Loss on disposal of capital assets	0.8	1.2
Postretirement contributions	(327.7)	(23.1)
Postretirement expense	23.5	23.5
Decrease in deferred income taxes, net	(5.6)	(3.1)
Changes in operating assets and liabilities:
Receivables, net	(18.6)	5.5
Inventories	5.6	2.6
Accounts payable and other accrued liabilities	(58.0)	(121.0)
Other liabilities	(0.4)	14.8
Other assets	(14.2)	(0.1)
Net cash used for operating activities	(377.9)	(70.4)
Cash flows from investing activities
Net proceeds from sale of U.S. Federal business	1,164.7	—
Proceeds from investments	828.8	893.9
Purchases of investments	(870.5)	(887.2)
Investment in marketable software	(17.3)	(18.0)
Capital additions of properties	(5.6)	(10.7)
Capital additions of outsourcing assets	(4.8)	(29.4)
Net proceeds from sale of properties	—	(0.1)
Other	(1.5)	(0.4)
Net cash provided by (used for) investing activities	1,093.8	(51.9)
Cash flows from financing activities
Net proceeds from short-term borrowings	59.5	—
Proceeds from issuance of long-term debt	2.1	27.7
Payments of long-term debt	(6.1)	(8.7)
Other	(4.7)	(4.4)
Net cash provided by financing activities	50.8	14.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(31.0)	0.4
Increase (decrease) in cash, cash equivalents and restricted cash	735.7	(107.3)
Cash, cash equivalents and restricted cash, beginning of period	551.8	624.1
Cash, cash equivalents and restricted cash, end of period	$1,287.5	$516.8
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2020	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	1,015.8	1,015.3		1,015.3				0.5
Stock-based activity	(0.5)	(0.5)			(4.6)	4.1
Translation adjustments	(87.6)	(81.6)					(81.6)	(6.0)
Postretirement plans	91.2	87.5					87.5	3.7
Balance at March 31, 2020	$(209.4)	$(244.7)	$0.7	$(695.9)	$(114.2)	$4,647.4	$(4,082.7)	$35.3

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2019	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(16.8)	(19.4)		(19.4)				2.6
Stock-based activity	(0.4)	(0.4)	0.1		(4.4)	3.9
Translation adjustments	(34.2)	(32.8)					(32.8)	(1.4)
Postretirement plans	68.5	69.2					69.2	(0.7)
Balance at March 31, 2019	$(1,282.5)	$(1,326.9)	$0.6	$(1,713.4)	$(109.4)	$4,543.7	$(4,048.4)	$44.4
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, contract assets, inventories, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of accounts receivable, contract assets, outsourcing assets, marketable software, goodwill and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial statements as of and for the quarter ended March 31, 2020, resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial statements in future reporting periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
Note 2 - Discontinued Operations
On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for a cash purchase price of $1.2 billion. The company’s financial statements have been retroactively reclassified to report the U.S. Federal business as discontinued operations. As a result, all items relating to the business within the consolidated statements of income (loss) have been reported as income from discontinued operations, net of tax, and all items relating to the business within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations. Depreciation, amortization, capital expenditures, and significant noncash operating and investing activities related to the U.S. Federal business were immaterial.
The results of the U.S. Federal business discontinued operations for the three months ended March 31, 2020 and 2019 were as follows (in millions of dollars):

	2020*	2019
Revenue	$149.5	$141.3
Income:
Operations	9.0	17.7
Gain on sale	1,061.7	—
	1,070.7	17.7
Income tax provision	2.2	4.4
Income from discontinued operations, net of tax	$1,068.5	$13.3
* Includes results of operations through the March 13, 2020 closing date.

Note 3 - Accounting Standards
Effective January 1, 2020, the company adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which clarifies the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The company adopted the new guidance on a prospective basis and the adoption did not have a material impact on its consolidated results of operations and financial position.
Effective January 1, 2020, the company adopted ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected losses. This includes trade and other receivables, contract assets, loans and other financial instruments. The adoption did not have a material impact on the company’s consolidated results of operations and financial position.
Effective January 1, 2020, the company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which removed certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard was applied to the presentation of the company’s U.S. Federal business, which is reflected in discontinued operations.
Note 4 - Cost-Reduction Actions
During the three months ended March 31, 2020, the company recognized cost-reduction charges and other costs of $27.5 million. The charges related to work-force reductions were $8.5 million, principally related to severance costs, and were comprised of: (a) a charge of $2.3 million for 67 employees for the U.S. and (b) a charge of $7.4 million for 223 employees and $(1.2) million for changes in estimates outside the U.S. In addition, the company recorded charges of $19.0 million for net foreign currency losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $5.9 million; selling, general and administrative expenses, $2.5 million; research and development expenses, $0.1 million; and other income (expense), net, $19.0 million.

During the three months ended March 31, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges were comprised of $3.5 million for lease abandonment and asset write-offs and $(0.9) million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue - services, $(3.7) million; selling, general and administrative expenses, $5.0 million; and research and development expenses, $1.3 million.
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2019	$49.8	$5.2	$44.6
Additional provisions	9.7	2.3	7.4
Payments	(8.6)	(0.5)	(8.1)
Changes in estimates	(1.2)	—	(1.2)
Translation adjustments	(1.2)	—	(1.2)
Balance at March 31, 2020	$48.5	$7.0	$41.5
Expected future utilization on balance at March 31, 2020:
2020 remaining nine months	$41.4	$6.8	$34.6
Beyond 2020	$7.1	$0.2	$6.9

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7	$0.7	$—	$0.7
Interest cost	53.8	40.4	13.4	66.7	49.2	17.5
Expected return on plan assets	(75.1)	(52.3)	(22.8)	(81.2)	(54.5)	(26.7)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)	(1.2)	(0.6)	(0.6)
Recognized net actuarial loss	44.3	33.5	10.8	37.6	28.9	8.7
Net periodic pension expense (benefit)	$22.5	$21.0	$1.5	$22.6	$23.0	$(0.4)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other income (expense), net in the consolidated statements of income.

In 2020, the company expects to make cash contributions of approximately $640 million to its worldwide defined benefit pension plans, which are comprised of $600 million for the company’s U.S. qualified defined benefit pension plans and $40 million primarily for the company’s international defined benefit pension plans. In 2019, the company made cash contributions of $103.9 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2020 and 2019, the company made cash contributions of $325.6 million and $21.2 million, respectively.

Net periodic postretirement benefit expense for the three months ended March 31, 2020 and 2019 is presented below:

	Three Months Ended March 31,
	2020	2019
Service cost(i)	$0.1	$0.1
Interest cost	1.1	1.2
Expected return on assets	(0.1)	(0.1)
Recognized net actuarial loss	0.3	0.1
Amortization of prior service benefit	(0.4)	(0.4)
Net periodic postretirement benefit expense	$1.0	$0.9

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other income (expense), net in the consolidated statements of income.

The company expects to make cash contributions of approximately $7.0 million to its postretirement benefit plans in 2020 compared to $5.5 million in 2019. For the three months ended March 31, 2020 and 2019, the company made cash contributions of $2.1 million and $1.9 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of March 31, 2020, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the three months ended March 31, 2020 and 2019, the company recorded $5.1 million and $4.7 million of share-based restricted stock unit compensation expense, respectively.
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
A summary of restricted stock unit activity for the three months ended March 31, 2020 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2019	2,040	$14.17
Granted	709	22.48
Vested	(858)	13.75
Forfeited and expired	(52)	13.79
Outstanding at March 31, 2020	1,839	17.56

The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2020 and 2019 was $16.4 million and $16.5 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Weighted-average fair value of grant	$28.33	$16.58
Risk-free interest rate(i)	1.35%	2.49%
Expected volatility(ii)	51.81%	47.91%
Expected life of restricted stock units in years(iii)	2.86	2.87
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)Represents the remaining life of the longest performance period

As of March 31, 2020, there was $22.3 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

The aggregate weighted-average grant-date fair value of restricted stock units vested during the three months ended March 31, 2020 and 2019 was $11.8 million and $14.2 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock units.
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
A corporation’s ability to deduct its federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382, may severely limit or effectively eliminate the company’s ability to utilize its NOL carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the company’s ability to utilize its NOL carryforwards, the company has implemented a tax asset protection plan intended to prevent an “ownership change” from occurring. However, no assurance can be given that such an “ownership change” will not occur, in which case the company’s ability to utilize its NOL carryforwards and other tax attributes could be severely limited or effectively eliminated.

Note 8 — Earnings Per Share
The following table shows how earnings per share attributable to Unisys Corporation was computed for the three months ended March 31, 2020 and 2019 (shares in thousands):

	Three Months Ended March 31,
	2020	2019
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(53.2)	$(32.7)
Income from discontinued operations, net of tax	1,068.5	13.3
Net income (loss) attributable to Unisys Corporation	$1,015.3	$(19.4)

Weighted average shares	62,650	51,418

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(0.85)	$(0.64)
Discontinued operations	17.06	0.26
Total	$16.21	$(0.38)

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(53.2)	$(32.7)
Add interest expense on convertible senior notes, net of tax of zero	—	—
Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(53.2)	(32.7)
Income from discontinued operations, net of tax	1,068.5	13.3
Net loss attributable to Unisys Corporation for diluted earnings per share	$1,015.3	$(19.4)

Weighted average shares	62,650	51,418
Plus incremental shares from assumed conversions:
Employee stock plans	—	—
Convertible senior notes	—	—
Adjusted weighted average shares	62,650	51,418

Diluted earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(0.85)	$(0.64)
Discontinued operations	17.06	0.26
Total	$16.21	$(0.38)

Anti-dilutive weighted-average stock options and restricted stock units(i)	875	1,401
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	8,625	21,868

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
Net contract assets (liabilities) as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Contract assets - current	$40.9	$38.4
Contract assets - long-term(i)	21.0	21.6
Deferred revenue - current	(224.2)	(246.4)
Deferred revenue - long-term	(134.9)	(147.0)

(i)Reported in other long-term assets on the company’s consolidated balance sheets

Significant changes during the three months ended March 31, 2020 and 2019 in the above contract asset and liability balances were as follows:

	Three Months Ended March 31,
	2020	2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$81.0	$98.0

Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At March 31, 2020 and December 31, 2019, the company had $9.6 million and $9.1 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Deferred commissions - amortization expense(i)	$0.7	$0.8

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income

Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at March 31, 2020 and December 31, 2019 was $71.5 million and $75.8 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of revenue.
During the three months ended March 31, 2020 and 2019, amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended March 31,
	2020	2019
Costs to fulfill a contract - amortization expense	$6.4	$6.2

The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2020 and December 31, 2019, the notional amount of these contracts was $373.1 million and $437.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Balance Sheet Location
Prepaid expenses and other current assets	$16.4	$2.1
Other accrued liabilities	1.2	0.1
Total fair value	$15.2	$2.0

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Statement of Income Location
Other income (expense), net	$(28.5)	$0.1

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.75% senior secured notes	$435.1	$464.0	$434.5	$474.2
5.50% convertible senior notes due 2021	$80.9	$115.8	$80.0	$115.8

Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill
At March 31, 2020, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.3 million.
Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2020 were as follows:

	Total	Services	Technology
Balance at December 31, 2019	$110.4	$10.3	$100.1
Translation adjustments	(1.8)	—	(1.8)
Balance at March 31, 2020	$108.6	$10.3	$98.3

Note 13 - Debt
Long-term debt, which excludes borrowings under the company’s credit agreement, is comprised of the following:

	March 31, 2020	December 31, 2019
10.75% senior secured notes ($440.0 million face value less unamortized discount and fees of $4.9 million and $5.5 million at March 31, 2020 and December 31, 2019, respectively)	$435.1	$434.5
5.50% convertible senior notes due March 1, 2021 (Face value of $84.2 million less unamortized discount and fees of $3.3 million and $4.2 million at March 31, 2020 and December 31, 2019, respectively)	80.9	80.0
Finance leases	4.7	5.3
Other debt	56.5	59.6
Total	577.2	579.4
Less – current maturities	530.1	13.5
Total long-term debt	$47.1	$565.9

See Note 11 for the fair value of the notes.

Senior Secured Notes

On March 13, 2020, the company issued a notice of full redemption to redeem all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the Notes) on April 15, 2020 for a redemption price equal to 105.375% of the aggregate principal amount of the Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On March 19, 2020, the company irrevocably deposited or caused to be deposited with the trustee as trust funds in trust solely for the benefit of holders of the Notes $487.3 million, which is an amount sufficient to fully pay the redemption price. The $487.3 million is reported as restricted cash in current assets on the company’s March 31, 2020 balance sheet and is made up of the following: $440.0 million principal amount due, $23.65 million call premium and $23.65 million of accrued interest through April 14, 2020. In the second quarter of 2020, the company will record a loss on debt extinguishment of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the Notes.
Interest expense related to the Notes for the three month periods ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Contractual interest coupon	$11.8	$11.8
Amortization of debt issuance costs	0.6	0.6
Total	$12.4	$12.4

Convertible Senior Notes
In 2016, the company issued $213.5 million aggregate principal amount of Convertible Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes, which are senior unsecured obligations, bear interest at a coupon rate of 5.50% (or 9.5% effective interest rate) per year until maturity, payable semiannually in arrears on March 1 and September 1 of each year. The 2021 Notes are not redeemable by the company prior to maturity. The 2021 Notes are convertible by the holders into shares of the company’s common stock if certain conditions set forth in the indenture governing the 2021 Notes have been satisfied. The conversion rate for the 2021 Notes is 102.4249 shares of the company’s common stock per $1,000 principal amount of the 2021 Notes (or a total amount at issuance date of 21,867,716 shares), which is equivalent to an initial conversion price of approximately $9.76 per share of the company’s common stock. Upon any conversion, the company will settle its conversion obligation in cash, shares of its common stock, or a combination of cash and shares of its common stock, at its election. On the maturity date, the company will be required to repay in cash the principal amount, plus accrued and unpaid interest, of any 2021 Notes that remain outstanding on that date.
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
On August 2, 2019, the company entered into separate, privately negotiated exchange agreements pursuant to which it (i) issued an aggregate of 10,593,930 shares of its common stock, and (ii) paid cash in an aggregate amount of $59.4 million, such cash amount included $3.1 million of accrued and unpaid interest on the exchanged 2021 Notes up to, but excluding, the settlement date, in exchange for $129.3 million in aggregate principal amount of its outstanding 2021 Notes. The transactions closed on August 6, 2019. Upon closing, $84.2 million aggregate principal amount of 2021 Notes remained outstanding. In connection with the transactions, the company unwound a pro rata portion of the capped call transactions described above and received proceeds of $7.2 million. Following the 2021 Notes exchange, the capped call transactions remaining cover approximately 8.6 million shares of the company’s common stock. As a result of the exchange, the company recognized a charge of $20.2 million, or $0.35 per diluted share, in other income (expense), net in the three months ended September 30, 2019.
Interest expense related to the 2021 Notes for the three month periods ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Contractual interest coupon	$1.2	$2.9
Amortization of debt discount	0.8	1.7
Amortization of debt issuance costs	0.1	0.3
Total	$2.1	$4.9

Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2020, the company had $59.0 million of borrowings, reported in notes payable, and $5.7 million of letters of credit outstanding, and availability under the facility was $20.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met.
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
Other
On March 27, 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At March 31, 2020, $6.1 million was reported in current maturities of long-term debt.
On September 5, 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to its clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At March 31, 2020, $3.5 million was reported in current maturities of long-term debt.

Note 14 - Litigation and Contingencies
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2020, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $81 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends it has incurred damages of approximately $50 million for the period July 1, 1989 through September 4, 2012, plus interest. The company believes that it has valid defenses to Louisiana’s claims and is asserting them in the pending litigation.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2020, it has adequate provisions for any such matters.

Note 15 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of December 31, 2019 and March 31, 2020 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2019	$(4,088.6)	$(872.9)	$(3,215.7)
Other comprehensive income (loss) before reclassifications	(16.2)	(62.6)	46.4
Amounts reclassified from accumulated other comprehensive income	22.1	(19.0)	41.1
Current period other comprehensive income	5.9	(81.6)	87.5
Balance at March 31, 2020	$(4,082.7)	$(954.5)	$(3,128.2)

Amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(19.0)	$—
Postretirement Plans(ii):
Amortization of prior service cost	(1.5)	(1.5)
Amortization of actuarial losses	43.9	37.4
Total before tax	23.4	35.9
Income tax benefit	(1.3)	(1.0)
Total reclassifications for the period	$22.1	$34.9

(i) Reported in other income (expense), net in the consolidated statements of income.
(ii)These items are included in net periodic postretirement cost (see Note 5).

Note 16 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$16.7	$18.4
Interest	$3.7	$6.0

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$789.6	$538.8
Restricted cash - short-term	487.3	—
Restricted cash - long-term	10.6	13.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,287.5	$551.8

Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash. Restricted cash, short-term, represents amounts deposited with the trustee of the company’s $440.0 Notes called for redemption. See Note 13, Debt. Restricted cash, long-term, includes cash the company is contractually obligated to maintain in accordance with the terms of its U.K. business process outsourcing joint venture agreement and other cash that is restricted from withdrawal.
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

The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, records customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company’s Services channels. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2020 and 2019 was zero and $0.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three month periods ended March 31, 2020 and 2019 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended March 31, 2020
Customer revenue	$515.4	$—	$425.9	$89.5
Intersegment	—	(2.5)	—	2.5
Total revenue	$515.4	$(2.5)	$425.9	$92.0
Operating income (loss)	$20.1	$(8.1)	$(14.0)	$42.2

Three Months Ended March 31, 2019
Customer revenue	$554.5	$—	$474.0	$80.5
Intersegment	—	(2.4)	—	2.4
Total revenue	$554.5	$(2.4)	$474.0	$82.9
Operating income (loss)	$25.2	$(1.7)	$(1.4)	$28.3

Presented below is a reconciliation of total business segment operating income to consolidated loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2020	2019
Total segment operating income	$28.2	$26.9
Interest expense	(13.9)	(15.5)
Other income (expense), net	(48.1)	(30.4)
Cost-reduction charges	(8.5)	(2.6)
Corporate and eliminations	0.4	0.9
Total loss from continuing operations before income taxes	$(41.9)	$(20.7)

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,
	2020	2019
Services
Cloud & infrastructure services	$295.2	$321.7
Application services	85.1	90.5
Business process outsourcing services	45.6	61.8
	425.9	474.0
Technology	89.5	80.5
Total	$515.4	$554.5

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2020	2019
United States	$215.6	$191.4
United Kingdom	64.5	95.3
Other foreign	235.3	267.8
Total	$515.4	$554.5

Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At March 31, 2020, the company had approximately $0.9 billion of remaining performance obligations of which approximately 34% is estimated to be recognized as revenue by the end of 2020 and an additional 26% by the end of 2021.
Note 19 - Subsequent Event
On April 15, 2020, the company redeemed all of its outstanding $440 million 10.75% Senior Secured Notes due 2022 and recorded a loss on extinguishment of $28.5 million (see Note 13-Debt).

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
Overview
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and partners, and will impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred material disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. The company has taken steps to minimize the impact of COVID-19 on its business such as temporary salary reductions for the senior leadership team, reduction of third-party spend such as contractors, re-deploying its workforce based on shifting needs of the business, limiting travel and unnecessary expenses and reducing discretionary capital expenditures where possible. The company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for a cash purchase price of $1.2 billion.

Beginning January 1, 2020, the historical results of the company’s U.S. Federal business have been reflected in the company’s consolidated financial statements as discontinued operations. Prior-periods financial statements have been reclassified to reflect the company’s U.S. Federal business as discontinued operations. Depreciation, amortization, capital expenditures, and significant noncash operating and investing activities related to the U.S. Federal business were immaterial.

As a result of the sale of the company’s U.S. Federal business, the company’s results of operations have been negatively impacted by certain costs that had previously been allocated to the U.S. Federal business that now must be absorbed by the remaining businesses. Therefore, in addition to the cost-reduction charges recorded in the three months ended March 31, 2020, as described below, the company intends to record an additional $10 to $20 million of employee-related costs in the remainder of 2020.

On March 13, 2020, the company issued a notice of full redemption to redeem all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the Notes) on April 15, 2020 for a redemption price equal to 105.375% of the aggregate principal amount of the Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On March 19, 2020, the company irrevocably deposited or caused to be deposited with the trustee as trust funds in trust solely for the benefit of holders of the Notes $487.3 million, which is an amount sufficient to fully pay the redemption price. The $487.3 million is reported as restricted cash in current assets on the company’s March 31, 2020 balance sheet and is made up of the following: $440.0 million principal amount due, $23.65 million call premium and $23.65 million of accrued interest through April 14, 2020. In the second quarter of 2020, the company will record a loss on debt extinguishment of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the Notes.

As of March 31, the company had contributed $300 million to its U.S. qualified pension plans in addition to $15.1 million contributed in January to meet quarterly minimum contributions.

During 2020, the company expects to contribute an aggregate of approximately $600 million to its U.S. qualified defined benefit pension plans. These contributions are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022.
During the three months ended March 31, 2020, the company recognized cost-reduction charges and other costs of $27.5 million, principally related to a reduction in employees. The charges related to work-force reductions were $8.5 million, principally related to severance costs, and were comprised of: (a) a charge of $2.3 million for 67 employees in the U.S. and (b) a charge of $7.4 million for 223 employees and $(1.2) million for changes in estimates outside the U.S. In addition, the company recorded charges $19.0 million for net foreign currency losses related to exiting foreign countries. The charges were recorded in the following statement of income classifications: cost of revenue - services, $5.9 million; selling, general and administrative expenses, $2.5 million; research and development expenses, $0.1 million; and other income (expense), net, $19.0 million.
During the three months ended March 31, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges were comprised of $3.5 million for lease abandonment and asset write-offs and $(0.9) million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue - services, $(3.7) million; selling, general and administrative expenses, $5.0 million; and research and development expenses, $1.3 million.
Results of operations
Company results
Three months ended March 31, 2020 compared with the three months ended March 31, 2019
Revenue for the quarter ended March 31, 2020 was $515.4 million compared with $554.5 million for the first quarter of 2019, a decrease of 7.1% from the prior year. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 10.1% and Technology revenue increased 11.2% in the current quarter compared with the year-ago period. U.S. revenue increased 12.6% in the first quarter compared with the prior-year quarter. International revenue decreased 17.4% in the current quarter compared with the prior-year period primarily due to decreases in the European and Asia Pacific regions partially offset by an increase in Latin America. Foreign currency had a 2 percentage-point negative impact on international revenue in the three months ended March 31, 2020 compared with the three months ended March 31, 2019.
Total gross profit margin was 21.9% in the three months ended March 31, 2020 compared with 22.6% in the three months ended March 31, 2019.
Selling, general and administrative expense in the three months ended March 31, 2020 was $86.8 million (16.8% of revenue) compared with $90.9 million (16.4% of revenue) in the year-ago period.
Research and development (R&D) expense in the first quarter of 2020 was $6.2 million compared with $9.0 million in the first quarter of 2019.
For the first quarter of 2020, the company reported an operating profit of $20.1 million compared with an operating profit of $25.2 million in the first quarter of 2019. The decline was principally due to higher cost reduction charges in the current period compared with the prior-year period.
Interest expense for the three months ended March 31, 2020 was $13.9 million compared with $15.5 million for the three months ended March 31, 2019. The decline from the prior-year quarter was principally due to the convertible notes exchange in 2019.
Other income (expense), net was expense of $48.1 million in the first quarter of 2020 compared with expense of $30.4 million in the first quarter of 2019. The increase in expense was principally due to the write off of accumulated translation losses related to subsidiaries that were substantially liquidated during the first quarter of 2020.
The loss from continuing operations before income taxes for the three months ended March 31, 2020 was $41.9 million compared with a loss of $20.7 million for the three months ended March 31, 2019. The decline was principally due to higher cost reduction charges in the current period compared with the prior-year period.
The provision for income taxes was $10.8 million in the current quarter compared with $9.4 million in the year-ago period. In March 2020, the U.K. published a budget proposal that would eliminate the previously enacted income tax rate reduction to 17%, scheduled to become effective April 1, 2020 therefore maintaining the current rate of 19%. The proposal if enacted in 2020 would result in an estimated deferred tax benefit of approximately $5.7 million.

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
Net loss from continuing operations attributable to Unisys Corporation for the three months ended March 31, 2020 was $53.2 million, or a loss of $0.85 per diluted share, compared with a loss of $32.7 million, or a loss of $0.64 per diluted share, for the three months ended March 31, 2019. The decline was principally due to higher cost reduction charges in the current period compared with the prior-year period.
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

The accounting policies of each business segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the Technology segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under Services contracts. The Services segment, in turn, records customer revenue and marketing profits on such shipments of company hardware and software to customers. The Services segment also includes the sale of hardware and software products sourced from third parties that are sold to customers through the company’s Services channels. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the Technology segment and sold to Services customers are reported in cost of revenue for Services.
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended March 31, 2020 and 2019 was zero and $0.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended March 31, 2020 compared with the three months ended March 31, 2019
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended March 31, 2020
Customer revenue	$515.4	$—	$425.9	$89.5
Intersegment	—	(2.5)	—	2.5
Total revenue	$515.4	$(2.5)	$425.9	$92.0
Gross profit percent	21.9%		12.9%	68.4%
Operating profit percent	3.9%		(3.3)%	45.9%

Three Months Ended March 31, 2019
Customer revenue	$554.5	$—	$474.0	$80.5
Intersegment	—	(2.4)	—	2.4
Total revenue	$554.5	$(2.4)	$474.0	$82.9
Gross profit percent	22.6%		15.1%	58.1%
Operating profit (loss) percent	4.5%		(0.3)%	34.1%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended March 31,		Percent Change
	2020	2019
Services
Cloud & infrastructure services	$295.2	$321.7	(8.2)%
Application services	85.1	90.5	(6.0)%
Business process outsourcing services	45.6	61.8	(26.2)%
	425.9	474.0	(10.1)%
Technology	89.5	80.5	11.2%
Total	$515.4	$554.5	(7.1)%
In the Services segment, customer revenue was $425.9 million for the three months ended March 31, 2020, down 10.1% from the three months ended March 31, 2019. Foreign currency translation had a 2 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago quarter.
Revenue from cloud & infrastructure services was $295.2 million in the current quarter, down 8.2% compared with the prior-year quarter. Foreign currency fluctuations had a 2 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 6.0% for the three-month period ended March 31, 2020 compared with the three-month period ended March 31, 2019. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 26.2% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 1 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period. The decline was due to reduction in volumes at the company’s check-processing operations.
Services gross profit was 12.9% in the first quarter of 2020 compared with 15.1% in the year-ago period. Services operating profit percent was (3.3)% in the three months ended March 31, 2020 compared with (0.3)% in the three months ended March 31, 2019. Services gross profit and operating profit margins were negatively impacted by certain costs previously allocated to the company’s U.S. Federal business, as discussed above.

In the Technology segment, customer revenue increased 11.2% to $89.5 million in the current quarter compared with $80.5 million in the year-ago period. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit was 68.4% in the current quarter compared with 58.1% in the year-ago quarter. Technology operating profit percent was 45.9% in the three months ended March 31, 2020 compared with 34.1% in the three months ended March 31, 2019. The increase in gross profit percent and operating profit percent in 2020 was primarily due to a larger mix of higher margin software sales.
New accounting pronouncements
See Note 3 of the Notes to Consolidated Financial Statements for a full description of recent adopted accounting pronouncements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected cash requirements for the next twelve months.
Cash and cash equivalents at March 31, 2020 were $789.6 million compared to $538.8 million at December 31, 2019. The increase was due to the proceeds from the sale of the company’s U.S. Federal business.
As of March 31, 2020, $275.3 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the three months ended March 31, 2020, cash used for operations was $377.9 million compared to cash usage of $70.4 million for the three months ended March 31, 2019. The increase was principally due to higher cash contributions to the company’s U.S. qualified defined benefit pension plans, discussed above.
Cash provided by investing activities during the three months ended March 31, 2020 was $1,093.8 million compared to cash usage of $51.9 million during the three months ended March 31, 2019. On March 13, 2020, the company sold its U.S. Federal business and received net cash proceeds of $1,164.7 million. Net purchases of investments were $41.7 million for the three months ended March 31, 2020 compared with net proceeds of $6.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $17.3 million compared with $18.0 million in the year-ago period, capital additions of properties were $5.6 million in 2020 compared with $10.7 million in 2019 and capital additions of outsourcing assets were $4.8 million in 2020 compared with $29.4 million in 2019. Capital additions for outsourcing assets were down compared with the prior-year quarter since last year included a large amount of additions due to new business in the quarter.
Cash provided by financing activities during the three months ended March 31, 2020 was $50.8 million compared to $14.6 million during the three months ended March 31, 2019. The increase was principally due to borrowings of $59.0 million in the current period under the company’s Credit Agreement compared with proceeds from the issuance of long-term debt of $27.7 million in the prior-year period.
At March 31, 2020, total debt was $636.7 million compared to $579.4 million at December 31, 2019, principally due to the $59.0 million borrowed under the company’s Credit Agreement, discussed below.

On March 13, 2020, the company issued a notice of full redemption to redeem all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the Notes) on April 15, 2020 for a redemption price equal to 105.375% of the aggregate principal amount of the Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. On March 19, 2020, the company irrevocably deposited or caused to be deposited with the trustee as trust funds in trust solely for the benefit of holders of the Notes $487.3 million, which is an amount sufficient to fully pay the redemption price and accrued interest. The $487.3 million is reported as restricted cash in current assets on the company’s March 31, 2020 balance sheet and is made up of the following: $440.0 million principal amount due, $23.65 million call premium and $23.65 million of accrued interest through April 14, 2020. In second quarter of 2020, the company will record a loss on debt extinguishment of $28.5 million consisting of the premium of $23.65 million and write off of approximately $4.8 million of unamortized discount and fees related to the issuance of the Notes.

The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2020, the company had $59.0 million of borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $20.1 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met.
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
At March 31, 2020, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2020, the company expects to make cash contributions of approximately $640 million to its worldwide defined benefit pension plans, which are comprised of approximately $600 million for the company’s U.S. qualified defined benefit pension plans and approximately $40 million primarily for international defined benefit pension plans. The contributions to the company’s U.S. pension plans are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. The company currently anticipates that it may need to obtain additional funding in order to make future contributions beyond 2022. There is no assurance that the company will be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.

On September 27, 2019, the company applied for waivers with the IRS to defer a portion of the required contributions to its two U.S pension plans. Following the completion of the sale of its U.S. Federal business, the company withdrew its application for the funding waivers.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its 2019 Form 10-K.

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
ITEM 1A. RISK FACTORS
Factors that could affect future results include the following:

The company’s business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact could be materially adverse.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities all of which are uncertain and cannot be predicted. Continued impacts of the pandemic could materially adversely impact global economic conditions, our business, results of operations and financial condition, including our potential to conduct financings on terms acceptable to us, if at all, and may require significant actions in response, including but not limited to expense reductions or discounting of pricing of our products, in an effort to mitigate such impacts. The extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2019, the company made cash contributions of $103.9 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2020 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $640 million, which are comprised of approximately $600 million for the company’s U.S. qualified defined benefit pension plans and approximately $40 million primarily for non-U.S. defined benefit pension plans. The contributions to the company’s U.S. pension plans are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. The company currently anticipates that it may need to obtain additional funding in order to make future contributions beyond 2022. There is no assurance that the company will be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
The company had applied for waivers with the U.S. Internal Revenue Service (IRS) to defer a portion of the required contributions to its two U.S. qualified defined benefit pensions plan. Following the closing of the sale of its U.S. Federal business, the company withdrew its application for the funding waivers.
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
In a number of the company’s long-term services contracts, the company’s revenue is based on the volume of services and products provided. As a result, revenue levels anticipated at contract inception are not guaranteed. In addition, some of these contracts may permit termination at the customer’s discretion before the end of the contract term or may permit termination or impose other penalties if the company does not meet the performance levels specified in the contracts.
The company’s contracts with governmental entities are subject to the availability of appropriated funds. These contracts also contain provisions allowing the governmental entity to terminate the contract at the governmental entity’s discretion before the end of the contracts term. In addition, if the company’s performance is unacceptable to the customer under a government contract, the government retains the right to pursue remedies under the affected contract, which remedies could include termination.
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
Approximately 60% of the company’s total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, currency restrictions and devaluations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the U.S. Foreign Corrupt Practices Act, economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, regulations in the European Union such as the General Data Protection Regulation, the U.K. Bribery Act and other U.S. and non-U.S. laws and regulations.
If the company is unable to access the financing markets, it may adversely impact the company’s business and liquidity.
Market conditions may impact the company’s ability to access the financing markets on terms acceptable to the company or at all. Based on the most recent estimates for the required cash contributions to the company’s worldwide defined benefit pension plans, the company anticipates that it may need to obtain additional financing in order to fund some future contributions beyond 2022. If the company is unable to access the financing markets, the company would be required to use cash on hand to fund operations and the company’s required pension contributions and repay outstanding debt as it comes due. There is no assurance that the company will generate sufficient cash to fund its operations and required pension contributions and refinance such debt. A failure by the company to generate such cash would have a material adverse effect on its business if the company were unable to access financing markets and may result in a default with respect to the company’s pension obligation and under the company’s debt agreements. Market conditions may also impact the company’s ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments the company uses to conduct its business.
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
The company may not achieve the operational and financial results that it anticipates in the future from the sale of its U.S. Federal business.
The company’s operational and financial profile has changed upon the separation of the U.S. Federal business from the company’s other businesses. As a result, the company’s diversification of revenue sources will diminish, and the company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of its business in the global commercial sector of the information technology industry. Moreover, the shares of the company’s common stock will represent an investment in a smaller company than in existence prior to the sale of the U.S. Federal business and the company’s exposure to the risks inherent in its remaining businesses will increase. Additionally, the company’s ability to return to the U.S. Federal business is restricted by the terms of the non-competition commitments made to Science Applications International Corporation pursuant to the terms of the asset purchase agreement governing the sale.
While the company’s cash flows will decrease as a result of the sale, the company still has a substantial amount of outstanding pension obligations, even after the company applies a portion of the proceeds of the sale to reduce U.S. pension obligations. There is no certainty that the company will have the cash on hand to make the required cash contributions to the company’s worldwide defined benefit pension plans in the future without additional funding.
Following the closing of the sale of the U.S. Federal business, the company has used a significant portion of the net proceeds from the sale to pay down debt and reduce U.S. pension obligations, which may not improve the company’s results of operations or cash flows. Further, the anticipated benefits to the company of the sale are based on a number of assumptions, some of which may prove incorrect. Any such incorrect assumptions could adversely affect the company’s business, results of operations or financial condition.
The company could face business and financial risk in implementing future acquisitions or dispositions.
As part of the company’s business strategy, it may from time to time consider acquiring complementary technologies, products and businesses, or disposing of existing technologies, products and businesses, including transactions of a material size such as the sale of the U.S. Federal business. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. Further, with respect to both acquisitions and dispositions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate acquisitions or dispositions. The risks associated with acquisitions and dispositions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future acquisitions or dispositions on favorable terms or at all.
The company’s business may be adversely affected by global economic conditions, acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases.
If global economic conditions deteriorate, the company could see reductions in demand and increased pressure on revenue and profit margins. The company could also see a further consolidation of clients, which could also result in a decrease in demand. The company’s business could also be affected by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on the company’s business. If, as a result of such an event, the company’s clients in a particular industry were to suffer material adverse impacts, the company may experience a reduction in demand for its services and products from such clients, which may materially and adversely affect the company’s business, results of operations and financial condition.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
A corporation’s ability to deduct its federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382, may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL carryforwards, the company has implemented a tax asset protection plan intended to prevent an “ownership change” from occurring. However, no assurance can be given that such an “ownership change” will not occur, in which case our ability to utilize our NOL carryforwards and other tax attributes could be severely limited or effectively eliminated.
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

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: April 28, 2020	By:	/s/ Michael M. Thomson
Michael M. Thomson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)