Form 10-Q
period 2020-06-30
UNISYS CORP
filed 2020-08-04
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of June 30, 2020: 63,017,239.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Services	$396.0	$481.0	$821.9	$955.0
Technology	42.8	88.4	132.3	168.9
	438.8	569.4	954.2	1,123.9
Costs and expenses
Cost of revenue:
Services	340.0	399.1	715.7	795.9
Technology	23.9	17.7	50.5	50.3
	363.9	416.8	766.2	846.2
Selling, general and administrative	80.2	92.4	167.0	183.3
Research and development	3.2	7.2	9.4	16.2
	447.3	516.4	942.6	1,045.7
Operating income (loss)	(8.5)	53.0	11.6	78.2
Interest expense	4.6	16.2	18.5	31.7
Other expense, net	(53.7)	(28.9)	(101.8)	(59.3)
Income (loss) from continuing operations before income taxes	(66.8)	7.9	(108.7)	(12.8)
Provision for income taxes	9.7	3.6	20.5	13.0
Consolidated net income (loss) from continuing operations	(76.5)	4.3	(129.2)	(25.8)
Net income attributable to noncontrolling interests	—	3.6	0.5	6.2
Net income (loss) from continuing operations attributable to Unisys Corporation	(76.5)	0.7	(129.7)	(32.0)
Income (loss) from discontinued operations, net of tax	(2.1)	25.5	1,066.4	38.8
Net income (loss) attributable to Unisys Corporation	$(78.6)	$26.2	$936.7	$6.8
Earnings (loss) per share attributable to Unisys Corporation
Basic
Continuing operations	$(1.21)	$0.01	$(2.06)	$(0.62)
Discontinued operations	(0.04)	0.50	16.97	0.75
Total	$(1.25)	$0.51	$14.91	$0.13
Diluted
Continuing operations	$(1.21)	$0.01	$(2.06)	$(0.62)
Discontinued operations	(0.04)	0.49	16.97	0.75
Total	$(1.25)	$0.50	$14.91	$0.13
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income (loss) from continuing operations	$(76.5)	$4.3	$(129.2)	$(25.8)
Income (loss) from discontinued operations, net of tax	(2.1)	25.5	1,066.4	38.8
Total	(78.6)	29.8	937.2	13.0
Other comprehensive income:
Foreign currency translation	6.4	(13.8)	(81.2)	(48.0)
Postretirement adjustments, net of tax of $0.4 and $14.3 in 2020 and $4.2 and $3.1 in 2019	40.0	50.4	131.2	118.9
Total other comprehensive income	46.4	36.6	50.0	70.9
Comprehensive income (loss)	(32.2)	66.4	987.2	83.9
Less comprehensive income (loss) attributable to noncontrolling interests	0.3	2.7	(1.5)	3.2
Comprehensive income (loss) attributable to Unisys Corporation	$(32.5)	$63.7	$988.7	$80.7
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$782.2	$538.8
Accounts receivable, net	364.5	417.7
Contract assets	39.0	38.4
Inventories	14.8	16.4
Prepaid expenses and other current assets	119.6	100.7
Current assets of discontinued operations	—	109.3
Total current assets	1,320.1	1,221.3
Properties	761.2	784.0
Less-accumulated depreciation and amortization	652.7	668.0
Properties, net	108.5	116.0
Outsourcing assets, net	182.1	202.1
Marketable software, net	187.5	186.8
Operating lease right-of-use assets	66.3	71.4
Prepaid postretirement assets	136.1	136.2
Deferred income taxes	109.0	114.0
Goodwill	108.6	110.4
Restricted cash	10.2	13.0
Other long-term assets	170.9	198.9
Long-term assets of discontinued operations	—	133.9
Total assets	$2,399.3	$2,504.0
Liabilities and deficit
Current liabilities:
Notes payable	$60.3	$—
Current maturities of long-term debt	97.5	13.5
Accounts payable	161.6	204.3
Deferred revenue	217.8	246.4
Other accrued liabilities	255.6	316.7
Current liabilities of discontinued operations	—	146.4
Total current liabilities	792.8	927.3
Long-term debt	47.3	565.9
Long-term postretirement liabilities	1,574.4	1,960.2
Long-term deferred revenue	130.4	147.0
Long-term operating lease liabilities	47.9	56.0
Other long-term liabilities	45.2	47.6
Long-term liabilities of discontinued operations	—	28.3
Commitments and contingencies (see note 14)
Deficit:
Common stock, shares issued: 2020; 66.8, 2019; 65.9	0.7	0.7
Accumulated deficit	(774.5)	(1,711.2)
Treasury stock, shares at cost: 2020; 3.8, 2019; 3.5	(114.3)	(109.6)
Paid-in capital	4,650.4	4,643.3
Accumulated other comprehensive loss	(4,036.6)	(4,088.6)
Total Unisys Corporation stockholders’ deficit	(274.3)	(1,265.4)
Noncontrolling interests	35.6	37.1
Total deficit	(238.7)	(1,228.3)
Total liabilities and deficit	$2,399.3	$2,504.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Consolidated net loss from continuing operations	$(129.2)	$(25.8)
Income from discontinued operations, net of tax	1,066.4	38.8
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Gain on sale of U. S. Federal business	(1,057.4)	—
Loss on debt extinguishment	28.5	—
Foreign currency translation losses	15.3	5.3
Non-cash interest expense	2.7	5.4
Employee stock compensation	8.0	7.3
Depreciation and amortization of properties	15.6	17.8
Depreciation and amortization of outsourcing assets	32.7	31.7
Amortization of marketable software	36.0	21.6
Other non-cash operating activities	1.3	(0.2)
Loss on disposal of capital assets	0.5	1.3
Postretirement contributions	(333.0)	(47.7)
Postretirement expense	48.4	47.1
Deferred income taxes, net	(7.0)	2.7
Changes in operating assets and liabilities:
Receivables, net	39.6	10.1
Inventories	1.4	(0.3)
Accounts payable and other current liabilities	(161.5)	(140.3)
Other liabilities	2.6	16.9
Other assets	(3.0)	(11.2)
Net cash used for operating activities	(392.1)	(19.5)
Cash flows from investing activities
Net proceeds from sale of U.S. Federal business	1,159.4	—
Proceeds from investments	1,735.3	1,704.1
Purchases of investments	(1,755.9)	(1,706.9)
Investment in marketable software	(36.7)	(37.2)
Capital additions of properties	(10.6)	(20.8)
Capital additions of outsourcing assets	(15.8)	(39.7)
Net proceeds from sale of properties	—	(0.2)
Other	(0.2)	(0.4)
Net cash provided by (used for) investing activities	1,075.5	(101.1)
Cash flows from financing activities
Proceeds from notes payable	60.3	—
Proceeds from issuance of long-term debt	4.0	28.1
Payments of long-term debt	(448.4)	(10.5)
Cash paid for debt extinguishment	(23.7)	—
Other	(4.7)	(4.5)
Net cash (used for) provided by financing activities	(412.5)	13.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30.3)	0.9
Increase (decrease) in cash, cash equivalents and restricted cash	240.6	(106.6)
Cash, cash equivalents and restricted cash, beginning of period	551.8	624.1
Cash, cash equivalents and restricted cash, end of period	$792.4	$517.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2020	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	1,015.8	1,015.3		1,015.3				0.5
Stock-based activity	(0.5)	(0.5)			(4.6)	4.1
Translation adjustments	(87.6)	(81.6)					(81.6)	(6.0)
Postretirement plans	91.2	87.5					87.5	3.7
Balance at March 31, 2020	$(209.4)	$(244.7)	$0.7	$(695.9)	$(114.2)	$4,647.4	$(4,082.7)	$35.3
Consolidated net loss	(78.6)	(78.6)		(78.6)
Stock-based activity	2.9	2.9			(0.1)	3.0
Translation adjustments	6.4	6.5					6.5	(0.1)
Postretirement plans	40.0	39.6					39.6	0.4
Balance at June 30, 2020	$(238.7)	$(274.3)	$0.7	$(774.5)	$(114.3)	$4,650.4	$(4,036.6)	$35.6

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at January 1, 2019	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(16.8)	(19.4)		(19.4)				2.6
Stock-based activity	(0.4)	(0.4)	0.1		(4.4)	3.9
Translation adjustments	(34.2)	(32.8)					(32.8)	(1.4)
Postretirement plans	68.5	69.2					69.2	(0.7)
Balance at March 31, 2019	$(1,282.5)	$(1,326.9)	$0.6	$(1,713.4)	$(109.4)	$4,543.7	$(4,048.4)	$44.4
Consolidated net income	29.8	26.2		26.2				3.6
Stock-based activity	2.4	2.4			(0.1)	2.5
Translation adjustments	(13.8)	(11.6)					(11.6)	(2.2)
Postretirement plans	50.4	49.1					49.1	1.3
Balance at June 30, 2019	$(1,213.7)	$(1,260.8)	$0.6	$(1,687.2)	$(109.5)	$4,546.2	$(4,010.9)	$47.1

See notes to consolidated financial statements

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)
Note 1 - Basis of Presentation
The accompanying consolidated financial statements and footnotes of Unisys Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair statement of the results of operations, comprehensive income, financial position, cash flows and deficit for the interim periods specified. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, inventories, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, indemnifications, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of estimated credit losses, contract assets, outsourcing assets, marketable software, goodwill and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial position as of June 30, 2020 resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial position in future reporting periods.
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
Note 2 - Discontinued Operations
On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for cash of $1.2 billion. The company’s financial statements have been retroactively reclassified to report the U.S. Federal business as discontinued operations. As a result, all items relating to the business within the consolidated statements of income (loss) have been reported as income from discontinued operations, net of tax, and all items relating to the business within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations. Depreciation, amortization, capital expenditures, and significant noncash operating and investing activities related to the U.S. Federal business were immaterial for all periods presented.
The results of the U.S. Federal business discontinued operations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020*	2019
Revenue	$—	$184.4	$149.5	$325.7
Income (loss):
Operations	0.1	34.0	9.1	51.7
Gain on sale	(0.9)	—	1,060.8	—
	(0.8)	34.0	1,069.9	51.7
Income tax provision	1.3	8.5	3.5	12.9
Income (loss) from discontinued operations, net of tax	$(2.1)	$25.5	$1,066.4	$38.8
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
Note 4 - Cost-Reduction Actions
During the three months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $7.9 million. The charges (credits) related to work-force reductions were $(3.0) million, principally related to severance costs, and were comprised of: (a) a charge of $1.6 million for 19 employees and (b) a credit of $4.6 million for changes in estimates. In addition, the company recorded a credit of $0.6 million for net foreign currency gains related to exiting foreign countries and a charge of $11.5 million for asset impairments. The charges (credits) were recorded in the following statement of income classifications: cost of revenue - services, $6.9 million; selling, general and administrative expenses, $1.5 million; research and development expenses, $0.1 million; and other expense, net, $(0.6) million.
During the three months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges (credits) were comprised of $0.8 million for lease abandonment costs and $1.8 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue - services, $(1.0) million and selling, general and administrative expenses, $3.6 million.
During the six months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $35.4 million. The charges related to work-force reductions were $5.5 million, principally related to severance costs, and were comprised of: (a) a charge of $11.3 million for 309 employees and (b) a credit of $5.8 million for changes in estimates. In addition, the company recorded charges of $18.4 million for net foreign currency losses related to exiting foreign countries and $11.5 million for asset impairments. The charges were recorded in the following statement of income classifications: cost of revenue - services, $12.8 million; selling, general and administrative expenses, $4.0 million; research and development expenses, $0.2 million; and other expense, net, $18.4 million.
During the six months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $5.2 million. Charges were comprised of $4.3 million for lease abandonment costs and asset write-offs and $0.9 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue - services, $(4.7) million; selling, general and administrative expenses, $8.6 million; and research and development expenses, $1.3 million.
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2019	$49.8	$5.2	$44.6
Additional provisions	11.3	3.0	8.3
Payments	(14.3)	(1.4)	(12.9)
Changes in estimates	(5.8)	0.1	(5.9)
Translation adjustments	(0.7)	—	(0.7)
Balance at June 30, 2020	$40.3	$6.9	$33.4
Expected future utilization on balance at June 30, 2020:
2020 remaining six months	$32.3	$6.4	$25.9
Beyond 2020	$8.0	$0.5	$7.5

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three and six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7	$0.7	$—	$0.7
Interest cost	53.8	40.8	13.0	66.5	49.3	17.2
Expected return on plan assets	(73.9)	(52.0)	(21.9)	(80.9)	(54.5)	(26.4)
Amortization of prior service benefit	(1.3)	(0.7)	(0.6)	(1.3)	(0.7)	(0.6)
Recognized net actuarial loss	44.7	34.3	10.4	37.6	29.0	8.6
Net periodic pension expense (benefit)	$24.0	$22.4	$1.6	$22.6	$23.1	$(0.5)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.4	$—	$1.4	$1.4	$—	$1.4
Interest cost	107.6	81.2	26.4	133.2	98.5	34.7
Expected return on plan assets	(149.0)	(104.3)	(44.7)	(162.1)	(109.0)	(53.1)
Amortization of prior service benefit	(2.5)	(1.3)	(1.2)	(2.5)	(1.3)	(1.2)
Recognized net actuarial loss	89.0	67.8	21.2	75.2	57.9	17.3
Net periodic pension expense (benefit)	$46.5	$43.4	$3.1	$45.2	$46.1	$(0.9)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other expense, net in the consolidated statements of income (loss).

In 2020, the company expects to make cash contributions of approximately $634 million to its worldwide defined benefit pension plans, which are comprised of $600 million for the company’s U.S. qualified defined benefit pension plans and $34 million primarily for the company’s international defined benefit pension plans. In 2019, the company made cash contributions of $103.9 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2020 and 2019, the company made cash contributions of $329.9 million and $45.9 million, respectively.

Net periodic postretirement benefit expense for the three and six months ended June 30, 2020 and 2019 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost(i)	$0.1	$0.1	$0.2	$0.2
Interest cost	1.1	1.2	2.2	2.4
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial loss	0.2	0.2	0.5	0.3
Amortization of prior service benefit	(0.4)	(0.4)	(0.8)	(0.8)
Net periodic postretirement benefit expense	$0.9	$1.0	$1.9	$1.9

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other expense, net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $7.0 million to its postretirement benefit plan in 2020 compared to $5.5 million in 2019. For the six months ended June 30, 2020 and 2019, the company made cash contributions of $3.1 million and $1.8 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of June 30, 2020, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2020 and 2019, the company recorded $8.0 million and $7.3 million of share-based restricted stock unit compensation expense, respectively.
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
A summary of restricted stock unit activity for the six months ended June 30, 2020 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2019	2,040	$14.17
Granted	746	22.50
Vested	(910)	13.86
Forfeited and expired	(89)	15.58
Outstanding at June 30, 2020	1,787	17.75

The aggregate weighted-average grant-date fair value of restricted stock units granted during the six months ended June 30, 2020 and 2019 was $17.2 million and $16.8 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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

As of June 30, 2020, there was $19.7 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2020 and 2019 was $12.6 million and $14.5 million, respectively.
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
A corporation’s ability to deduct its federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382, may severely limit or effectively eliminate the company’s ability to utilize its NOL carryforwards and other tax attributes. On August 4, 2020, the company has terminated the previously implemented tax asset protection plan as a result of the completion of sale of the company’s U.S. Federal business.

Note 8 - Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three and six months ended June 30, 2020 and 2019 (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings (loss) per common share computation:
Net income (loss) from continuing operations attributable to Unisys Corporation	$(76.5)	$0.7	$(129.7)	$(32.0)
Income (loss) from discontinued operations, net of tax	(2.1)	25.5	1,066.4	38.8
Net income (loss) attributable to Unisys Corporation	$(78.6)	$26.2	$936.7	$6.8

Weighted average shares	63,010	51,782	62,830	51,600

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(1.21)	$0.01	$(2.06)	$(0.62)
Discontinued operations	(0.04)	0.50	16.97	0.75
Total	$(1.25)	$0.51	$14.91	$0.13

Diluted earnings (loss) per common share computation:
Net income (loss) from continuing operations attributable to Unisys Corporation	$(76.5)	$0.7	$(129.7)	$(32.0)
Add interest expense on convertible senior notes, net of tax of zero	—	—	—	—
Net income (loss) from continuing operations attributable to Unisys Corporation for diluted earnings per share	(76.5)	0.7	(129.7)	(32.0)
Income from discontinued operations, net of tax	(2.1)	25.5	1,066.4	38.8
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(78.6)	$26.2	$936.7	$6.8

Weighted average shares	63,010	51,782	62,830	51,600
Plus incremental shares from assumed conversions:
Employee stock plans	—	328	—	—
Convertible senior notes	—	—	—	—
Adjusted weighted average shares	63,010	52,110	62,830	51,600

Diluted earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(1.21)	$0.01	$(2.06)	$(0.62)
Discontinued operations	(0.04)	0.49	16.97	0.75
Total	$(1.25)	$0.50	$14.91	$0.13

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,274	1,572	1,074	1,360
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	8,625	21,868	8,625	21,868

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
Net contract assets (liabilities) as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Contract assets - current	$39.0	$38.4
Contract assets - long-term(i)	20.8	21.6
Deferred revenue - current	(217.8)	(246.4)
Deferred revenue - long-term	(130.4)	(147.0)

(i)Reported in other long-term assets on the company’s consolidated balance sheets

Significant changes during the three and six months ended June 30, 2020 and 2019 in the above contract asset and liability balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$68.2	$74.0	$149.2	$172.0

Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At June 30, 2020 and December 31, 2019, the company had $9.8 million and $9.1 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred commissions - amortization expense(i)	$0.8	$0.9	$1.5	$1.7

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss)

Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at June 30, 2020 and December 31, 2019 was $73.4 million and $75.8 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of revenue.
During the three and six months ended June 30, 2020 and 2019, amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Costs to fulfill a contract - amortization expense	$6.3	$5.7	$12.7	$11.9

The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2020 and December 31, 2019, the notional amount of these contracts was $373.3 million and $437.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Balance Sheet Location
Prepaid expenses and other current assets	$0.2	$2.1
Other accrued liabilities	2.2	0.1
Total fair value	$(2.0)	$2.0

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statement of Income Location
Other expense, net	$3.9	$(5.3)	$(24.6)	$(5.2)

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
5.50% convertible senior notes due 2021	$81.8	$105.1	$80.0	$115.8

Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill
At June 30, 2020, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.3 million.
Changes in the carrying amount of goodwill by segment at June 30, 2020 was as follows:

	Total	Services	Technology
Balance at December 31, 2019	$110.4	$10.3	$100.1
Translation adjustments	(1.8)	—	(1.8)
Balance at June 30, 2020	$108.6	$10.3	$98.3

Note 13 - Debt
Long-term debt, which excludes borrowings under the company’s revolving credit agreement, is comprised of the following:

	June 30, 2020	December 31, 2019
10.75% senior secured notes ($440.0 million face value less unamortized discount and fees of $5.5 million at December 31, 2019)	$—	$434.5
5.50% convertible senior notes due March 1, 2021 (Face value of $84.2 million less unamortized discount and fees of $2.4 million and $4.2 million at June 30, 2020 and December 31, 2019, respectively)	81.8	80.0
Finance leases	4.8	5.3
Other debt	58.2	59.6
Total	144.8	579.4
Less – current maturities	97.5	13.5
Total long-term debt	$47.3	$565.9

See Note 11 for the fair value of the notes.

Senior Secured Notes

On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the Notes redeemed plus accrued but unpaid interest to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million of principal amount due, $23.65 million of call premium and $23.65 million of accrued interest through April 14, 2020. In the second quarter of 2020, the company recorded a loss on debt extinguishment in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the Notes.
Interest expense related to the Notes for the three and six month periods ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest coupon	$2.0	$11.8	$13.8	$23.6
Amortization of debt issuance costs	0.1	0.6	0.7	1.2
Total	$2.1	$12.4	$14.5	$24.8

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
Interest expense related to the 2021 Notes for the three and six month periods ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest coupon	$1.1	$2.9	$2.3	$5.9
Amortization of debt discount	0.8	1.8	1.6	3.5
Amortization of debt issuance costs	0.1	0.3	0.2	0.6
Total	$2.0	$5.0	$4.1	$10.0

Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2020, the company had $59.0 million of borrowings, reported in notes payable, and $5.7 million of letters of credit outstanding, and availability under the facility was $40.6 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met.
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
Other
On March 27, 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At June 30, 2020, $6.2 million was reported in current maturities of long-term debt.
On September 5, 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to its clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At June 30, 2020, $3.6 million was reported in current maturities of long-term debt.

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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2020, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $77 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2020, it has adequate provisions for any such matters.
Note 15 - Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) as of June 30, 2020 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2019	$(4,088.6)	$(872.9)	$(3,215.7)
Other comprehensive income (loss) before reclassifications	(12.3)	(56.7)	44.4
Amounts reclassified from accumulated other comprehensive income	64.3	(18.4)	82.7
Current period other comprehensive income	52.0	(75.1)	127.1
Balance at June 30, 2020	$(4,036.6)	$(948.0)	$(3,088.6)

Amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$0.6	$—	$(18.4)	$—
Postretirement Plans(ii):
Amortization of prior service cost	(1.4)	(1.5)	(2.9)	(3.0)
Amortization of actuarial losses	44.4	37.3	88.3	74.7
Total before tax	43.6	35.8	67.0	71.7
Income tax benefit	(1.4)	(1.0)	(2.7)	(2.0)
Total reclassifications for the period	$42.2	$34.8	$64.3	$69.7

(i) Reported in other expense, net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 5).

Note 16 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$24.4	$32.8
Interest	$28.4	$30.2

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$782.2	$538.8
Restricted cash	10.2	13.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$792.4	$551.8

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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2020 and 2019 was zero in both periods. The amount for the six months ended June 30, 2020 and 2019 was zero and $0.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three and six month periods ended June 30, 2020 and 2019 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended June 30, 2020
Customer revenue	$438.8	$—	$396.0	$42.8
Intersegment	—	(2.4)	—	2.4
Total revenue	$438.8	$(2.4)	$396.0	$45.2
Operating income (loss)	$(8.5)	$(7.9)	$(1.6)	$1.0

Three Months Ended June 30, 2019
Customer revenue	$569.4	$—	$481.0	$88.4
Intersegment	—	(2.1)	—	2.1
Total revenue	$569.4	$(2.1)	$481.0	$90.5
Operating income (loss)	$53.0	$(7.3)	$9.0	$51.3

Six Months Ended June 30, 2020
Customer revenue	$954.2	$—	$821.9	$132.3
Intersegment	—	(4.9)	—	4.9
Total revenue	$954.2	$(4.9)	$821.9	$137.2
Operating income (loss)	$11.6	$(16.0)	$(15.6)	$43.2

Six Months Ended June 30, 2019
Customer revenue	$1,123.9	$—	$955.0	$168.9
Intersegment	—	(4.5)	—	4.5
Total revenue	$1,123.9	$(4.5)	$955.0	$173.4
Operating income (loss)	$78.2	$(9.0)	$7.6	$79.6

Presented below is a reconciliation of total business segment operating income (loss) to consolidated income (loss) from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total segment operating income (loss)	$(0.6)	$60.3	$27.6	$87.2
Interest expense	(4.6)	(16.2)	(18.5)	(31.7)
Other expense, net	(53.7)	(28.9)	(101.8)	(59.3)
Cost-reduction charges	(8.5)	(2.6)	(17.0)	(5.2)
Corporate and eliminations	0.6	(4.7)	1.0	(3.8)
Total income (loss) from continuing operations before income taxes	$(66.8)	$7.9	$(108.7)	$(12.8)

Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Services
Cloud & infrastructure services	$275.7	$320.5	$570.9	$642.2
Application services	82.4	95.1	167.5	185.6
Business process outsourcing services	37.9	65.4	83.5	127.2
	396.0	481.0	821.9	955.0
Technology	42.8	88.4	132.3	168.9
Total	$438.8	$569.4	$954.2	$1,123.9

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$174.8	$208.6	$390.4	$399.9
United Kingdom	53.8	104.3	118.3	199.6
Other foreign	210.2	256.5	445.5	524.4
Total	$438.8	$569.4	$954.2	$1,123.9

Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At June 30, 2020, the company had approximately $0.8 billion of remaining performance obligations of which approximately 22% is estimated to be recognized as revenue by the end of 2020 and an additional 34% by the end of 2021.

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
Overview
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to impact the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and partners, and has impacted our business and consolidated results of operations and could impact our financial condition in the future. For the three months ended June 30, 2020, revenue declined by 22.9% from the prior-year quarter. The decline was largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts; as well as the timing of technology contract renewals. The company is unable to accurately predict the full extent of the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. The company has taken steps to minimize the impact of COVID-19 on its business such as temporary salary reductions for the senior leadership team, reduction of third-party spend such as contractors, re-deploying its workforce based on shifting needs of the business, limiting travel and unnecessary expenses and reducing discretionary capital expenditures where possible. The company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for a cash purchase price of $1.2 billion.

Beginning January 1, 2020, the historical results of the company’s U.S. Federal business have been reflected in the company’s consolidated financial statements as discontinued operations. Prior-periods financial statements have been reclassified to reflect the company’s U.S. Federal business as discontinued operations. Depreciation, amortization, capital expenditures, and significant non-cash operating and investing activities related to the U.S. Federal business were immaterial for all periods.

As a result of the sale of the company’s U.S. Federal business, the company’s results of operations have been negatively impacted by certain costs that had previously been allocated to the U.S. Federal business that now must be absorbed by the remaining businesses. Therefore, in addition to the cost-reduction charges recorded in the six months ended June 30, 2020, the company expects to record an additional approximately $10 million of charges in the remainder of 2020.

As part of the company’s cost reduction program, the company is closing and has closed certain international subsidiaries. This creates non-cash currency translation adjustment write-offs. In connection with this, the company expects to record a one-time non-cash charge of approximately $20 million in the third quarter of this year. In addition, in the second half of 2020, the company expects to take a charge associated with reassessing its real estate portfolio.
On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the Notes to be redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million principal amount due, $23.65 million call premium and $23.65 million of accrued interest through April 14, 2020. In the second quarter of 2020, the company recorded a loss on debt extinguishment in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the Notes.

As of June 30, 2020, the company had contributed $315.1 million to its U.S. qualified pension plans. During 2020, the company expects to contribute an aggregate of approximately $600 million to its U.S. qualified defined benefit pension plans. These contributions are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022.
During the three months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $7.9 million. The charges (credits) related to work-force reductions were $(3.0) million, principally related to severance costs, and were comprised of: (a) a charge of $1.6 million for 19 employees and (b) a credit of $4.6 million for changes in estimates. In addition, the company recorded a credit of $0.6 million for net foreign currency gains related to exiting foreign countries and a charge of $11.5 million for asset impairments. The charges (credits) were recorded in the following statement of income classifications: cost of revenue - services, $6.9 million; selling, general and administrative expenses, $1.5 million; research and development expenses, $0.1 million; and other expense, net, $(0.6) million.

During the three months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $2.6 million. Charges were comprised of $0.8 million for lease abandonment costs and $1.8 million for changes in estimates principally related to work-force reductions. The charges (credits) were recorded in the following statement of income classifications: cost of revenue - services, $(1.0) million and selling, general and administrative expenses, $3.6 million.
During the six months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $35.4 million. The charges related to work-force reductions were $5.5 million, principally related to severance costs, and were comprised of: (a) a charge of $11.3 million for 309 employees and (b) a credit of $5.8 million for changes in estimates. In addition, the company recorded charges of $18.4 million for net foreign currency losses related to exiting foreign countries and $11.5 million for asset impairments. The charges were recorded in the following statement of income classifications: cost of revenue - services, $12.8 million; selling, general and administrative expenses, $4.0 million; research and development expenses, $0.2 million; and other expense, net, $18.4 million.
During the six months ended June 30, 2019, the company recognized cost-reduction charges and other costs of $5.2 million. Charges were comprised of $4.3 million for lease abandonment costs and asset write-offs and $0.9 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue - services, $(4.7) million; selling, general and administrative expenses, $8.6 million; and research and development expenses, $1.3 million.

Results of operations
Company results
Three months ended June 30, 2020 compared with the three months ended June 30, 2019
Revenue for the quarter ended June 30, 2020 was $438.8 million compared with $569.4 million for the second quarter of 2019, a decrease of 22.9% from the prior year. Foreign currency fluctuations had a 3 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 17.7% and Technology revenue decreased 51.6% in the current quarter compared with the year-ago period. U.S. revenue decreased 16.2% in the second quarter compared with the prior-year quarter. International revenue decreased 26.8% in the current quarter compared with the prior-year period due to decreases in all regions. Foreign currency had a 5 percentage-point negative impact on international revenue in the three months ended June 30, 2020 compared with the three months ended June 30, 2019. The declines in revenue were largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts; as well as the timing of technology contract renewals.
Total gross profit margin was 17.1% in the three months ended June 30, 2020 compared with 26.8% in the three months ended June 30, 2019. The decline was principally due to a lower mix of higher margin software sales.
Selling, general and administrative expense in the three months ended June 30, 2020 was $80.2 million (18.3% of revenue) compared with $92.4 million (16.2% of revenue) in the year-ago period.
Research and development (R&D) expense in the second quarter of 2020 was $3.2 million compared with $7.2 million in the second quarter of 2019.
For the second quarter of 2020, the company reported an operating loss of $8.5 million compared with an operating profit of $53.0 million in the second quarter of 2019. The decline was principally due to the flow-through effect of lower Technology revenue, due to the timing of technology contract renewals, on a relatively fixed base of software development and support costs.
Interest expense for the three months ended June 30, 2020 was $4.6 million compared with $16.2 million for the three months ended June 30, 2019. The decline from the prior-year quarter was principally due to the redemption of the company’s Senior Secured Notes on April 14, 2020 as well as the convertible notes exchange in 2019.
Other expense, net was expense of $53.7 million in the second quarter of 2020 compared with expense of $28.9 million in the second quarter of 2019. The increase in expense was principally due to a $28.5 million loss on the redemption of all $440 million aggregate principal amount of the company’s outstanding 10.750% Senior Secured Notes due 2022. Other expense, net for the three months ended June 30, 2020 includes postretirement expense of $24.1 million, a debt extinguishment charge of $28.5 million and other of $1.1 million. Other expense, net for the three months ended June 30, 2019 includes postretirement expense of $22.8 million and other of $6.1 million.

The loss from continuing operations before income taxes for the three months ended June 30, 2020 was $66.8 million compared with income of $7.9 million for the three months ended June 30, 2019. The decline was principally due to the items discussed above.
The provision for income taxes was $9.7 million in the current quarter compared with $3.6 million in the year-ago period. In March 2020, the U.K. published a budget proposal that would eliminate the previously enacted income tax rate reduction to 17%, scheduled to become effective April 1, 2020 therefore maintaining the current rate of 19%. The proposal was enacted on July 22, 2020 and is expected to result in an estimated deferred tax benefit of approximately $5.7 million in the third quarter of 2020.
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
Net loss from continuing operations attributable to Unisys Corporation for the three months ended June 30, 2020 was $76.5 million, or a loss of $1.21 per diluted share, compared with income of $0.7 million, or $0.01 per diluted share, for the three months ended June 30, 2019.
Six months ended June 30, 2020 compared with the six months ended June 30, 2019
Revenue for the six months ended June 30, 2020 was $954.2 million compared with $1,123.9 millions for the six months of 2019, a decrease of 15.1% from the prior year. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 13.9% and Technology revenue decreased 21.7% in the first half of 2020 compared with the year-ago period. U.S. revenue decreased 2.4% in the first half of 2020 compared with the year-ago period. International revenue decreased 22.1% in the current period compared with the prior-year period primarily due to decreases in all regions. Foreign currency had a 4 percentage-point negative impact on international revenue in the six months ended June 30, 2020 compared with the six months ended June 30, 2019. The declines in revenue were largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts; as well as the timing of technology contract renewals.
Total gross profit margin was 19.7% in the six months ended June 30, 2020 compared with 24.7% in the six months ended June 30, 2019.
Selling, general and administrative expense in the six months ended June 30, 2020 was $167.0 million (17.5% of revenue) compared with $183.3 million (16.3% of revenue) in the year-ago period.
Research and development (R&D) expense in the first half of 2020 was $9.4 million compared with $16.2 million in the first half of 2019.
For the first half of 2020, the company reported an operating profit of $11.6 million compared with an operating profit of $78.2 million in the first half of 2019. The decline was principally due to the flow-through effect of lower Technology revenue, due to the timing of technology contract renewals, on a relatively fixed base of software development and support costs.
Interest expense for the six months ended June 30, 2020 was $18.5 million compared with $31.7 million for the six months ended June 30, 2019. The decline from the prior-year period was principally due to the redemption of the company’s Senior Secured Notes on April 14, 2020 as well as the convertible notes exchange in 2019.
Other expense, net was expense of $101.8 million in the first half of 2020 compared with expense of $59.3 million in the first half of 2019. The increase in expense was principally due a $28.5 million loss on the redemption of all $440 million aggregate principal amount of the company’s outstanding 10.750% Senior Secured Notes due 2022 and the write off of accumulated translation losses related to subsidiaries that were substantially liquidated during the first half of 2020. Other expense, net for the six months ended June 30, 2020 includes postretirement expense of $46.8 million, a loss on debt extinguishment of $28.5 million, foreign currency losses of $24.6 million and other of $1.9 million. Other expense, net for the six months ended June 30, 2019 includes postretirement expense of $45.5 million, foreign exchange losses of $5.2 million and other of $8.6 million.
The loss from continuing operations before income taxes for the six months ended June 30, 2020 was $108.7 million compared with a loss of $12.8 million for the six months ended June 30, 2019. The decline was principally due to the items discussed above.

The provision for income taxes was $20.5 million in the current quarter compared with $13.0 million in the year-ago period. In March 2020, the U.K. published a budget proposal that would eliminate the previously enacted income tax rate reduction to 17%, scheduled to become effective April 1, 2020 therefore maintaining the current rate of 19%. The proposal was enacted on July 22, 2020 is expected to result in an estimated deferred tax benefit of approximately $5.7 million in the third quarter of 2020.
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
Net loss from continuing operations attributable to Unisys Corporation for the six months ended June 30, 2020 was $129.7 million, or a loss of $(2.06) per diluted share, compared with a loss of $32.0 million, or a loss of $0.62 per diluted share, for the six months ended June 30, 2019.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended June 30, 2020 and 2019 was zero in both periods. The amount for the six months ended June 30, 2020 and 2019 was zero and $0.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.

Three months ended June 30, 2020 compared with the three months ended June 30, 2019
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended June 30, 2020
Customer revenue	$438.8	$—	$396.0	$42.8
Intersegment	—	(2.4)	—	2.4
Total revenue	$438.8	$(2.4)	$396.0	$45.2
Gross profit percent	17.1%		15.5%	42.0%
Operating profit (loss) percent	(1.9)%		(0.4)%	2.2%

Three Months Ended June 30, 2019
Customer revenue	$569.4	$—	$481.0	$88.4
Intersegment	—	(2.1)	—	2.1
Total revenue	$569.4	$(2.1)	$481.0	$90.5
Gross profit percent	26.8%		16.5%	78.1%
Operating profit (loss) percent	9.3%		1.9%	56.7%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended June 30,		Percent Change
	2020	2019
Services
Cloud & infrastructure services	$275.7	$320.5	(14.0)%
Application services	82.4	95.1	(13.4)%
Business process outsourcing services	37.9	65.4	(42.0)%
	396.0	481.0	(17.7)%
Technology	42.8	88.4	(51.6)%
Total	$438.8	$569.4	(22.9)%
In the Services segment, customer revenue was $396.0 million for the three months ended June 30, 2020, down 17.7% from the three months ended June 30, 2019. Foreign currency translation had a 3 percentage-point negative impact on Services revenue in the current quarter compared with the year-ago quarter. The decline in revenue was largely due to expected declines in the company’s U.K. check-processing joint venture as well as the impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts.
Revenue from cloud & infrastructure services was $275.7 million in the current quarter, down 14.0% compared with the prior-year quarter. Foreign currency fluctuations had a 3 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 13.4% for the three-month period ended June 30, 2020 compared with the three-month period ended June 30, 2019. Foreign currency fluctuations had a 6 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 42.0% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 2 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period. The decline was due to reduction in volumes at the company’s check-processing operations.
Services gross profit was 15.5% in the second quarter of 2020 compared with 16.5% in the year-ago period. Services operating profit percent was (0.4)% in the three months ended June 30, 2020 compared with 1.9% in the three months ended June 30, 2019. The decline in the Services operating profit margin was negatively impacted by the flow-through impact of lower revenues related to the COVID-19 impact.

In the Technology segment, customer revenue decreased 51.6% to $42.8 million in the current quarter compared with $88.4 million in the year-ago period. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period. The decline was largely due to the timing of software license renewals.
Technology gross profit was 42.0% in the current quarter compared with 78.1% in the year-ago quarter. Technology operating profit percent was 2.2% in the three months ended June 30, 2020 compared with 56.7% in the three months ended June 30, 2019. The decreases in gross profit percent and operating profit percent in 2020 was primarily due to a lower mix of higher margin software sales.
Six months ended June 30, 2020 compared with the six months ended June 30, 2019
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Six Months Ended June 30, 2020
Customer revenue	$954.2	$—	$821.9	$132.3
Intersegment	—	(4.9)	—	4.9
Total revenue	$954.2	$(4.9)	$821.9	$137.2
Gross profit percent	19.7%		14.2%	59.6%
Operating profit (loss) percent	1.2%		(1.9)%	31.5%

Six Months Ended June 30, 2019
Customer revenue	$1,123.9	$—	$955.0	$168.9
Intersegment	—	(4.5)	—	4.5
Total revenue	$1,123.9	$(4.5)	$955.0	$173.4
Gross profit percent	24.7%		15.8%	68.6%
Operating profit (loss) percent	7.0%		0.8%	45.9%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Six Months Ended June 30, 2020		Percent Change
	2020	2019
Services
Cloud & infrastructure services	$570.9	$642.2	(11.1)%
Application services	167.5	185.6	(9.8)%
Business process outsourcing services	83.5	127.2	(34.4)%
	821.9	955.0	(13.9)%
Technology	132.3	168.9	(21.7)%
Total	$954.2	$1,123.9	(15.1)%
In the Services segment, customer revenue was $821.9 million for the six months ended June 30, 2020, down 13.9% from the six months ended June 30, 2019. Foreign currency translation had a 2 percentage-point negative impact on Services revenue in the current period compared with the year-ago period. The decline in revenue was largely due to expected declines in the company’s U.K. check-processing joint venture as well as the impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts.
Revenue from cloud & infrastructure services was $570.9 million for the six months ended June 30, 2020, down 11.1% compared with the prior-year period. Foreign currency fluctuations had a 2 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 9.8% for the six-month period ended June 30, 2020 compared with the six-month period ended June 30, 2019. Foreign currency fluctuations had a 4 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.

Business process outsourcing services revenue decreased 34.4% in the current period compared with the prior-year period. Foreign currency fluctuations had a 1 percentage-point negative impact on business process outsourcing services revenue in the current period compared with the year-ago period. The decline was due to reduction in volumes at the company’s check-processing operations.
Services gross profit was 14.2% in the current period of 2020 compared with 15.8% in the year-ago period. Services operating loss percent was 1.9% in the six months ended June 30, 2020 compared with an operating profit percent of 0.8% in the six months ended June 30, 2019. The decline in the Services operating profit margin was negatively impacted by the flow-through impact of lower revenues related to the COVID-19 impact.
In the Technology segment, customer revenue decreased 21.7% to $132.3 million in the current period compared with $168.9 million in the year-ago period. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period.
Technology gross profit was 59.6% in the current period compared with 68.6% in the year-ago period. Technology operating profit percent was 31.5% in the six months ended June 30, 2020 compared with 45.9% in the six months ended June 30, 2019. The decreases in gross profit percent and operating profit percent in 2020 was primarily due to a lower mix of higher margin software sales.

New accounting pronouncements
See Note 3 of the Notes to Consolidated Financial Statements for a full description of recent adopted accounting pronouncements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected cash requirements for at least the next twelve months.
Cash and cash equivalents at June 30, 2020 were $782.2 million compared to $538.8 million at December 31, 2019. The increase was due to the proceeds from the sale of the company’s U.S. Federal business.
As of June 30, 2020, $306.3 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the six months ended June 30, 2020, cash used for operations was $392.1 million compared to cash usage of $19.5 million for the six months ended June 30, 2019. The increase was principally due to higher cash contributions to the company’s U.S. qualified defined benefit pension plans, discussed above.
Cash provided by investing activities during the six months ended June 30, 2020 was $1,075.5 million compared to cash usage of $101.1 million during the six months ended June 30, 2019. On March 13, 2020, the company sold its U.S. Federal business and received net cash proceeds of $1,159.4 million. Net purchases of investments were $20.6 million for the six months ended June 30, 2020 compared with net purchases of $2.8 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $36.7 million compared with $37.2 million in the year-ago period, capital additions of properties were $10.6 million in 2020 compared with $20.8 million in 2019 and capital additions of outsourcing assets were $15.8 million in 2020 compared with $39.7 million in 2019. Capital additions for outsourcing assets were down compared with the prior-year period since last year included a large amount of additions due to new business in the prior-year period.
Cash used for financing activities during the six months ended June 30, 2020 was $412.5 million compared to cash provided of $13.1 million during the six months ended June 30, 2019. The increase in cash used was principally due to the redemption of all of the company’s 10.750% Senior Secured Notes due 2022. See below.
At June 30, 2020, total debt was $205.1 million compared to $579.4 million at December 31, 2019, principally due to the redemption of the company’s 10.750% Notes, discussed below.

On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the Notes redeemed plus accrued but unpaid interest to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million of principal amount due, $23.65 million of call premium and $23.65 million of accrued interest through April 14, 2020. In the second quarter of 2020, the company recorded a loss on debt extinguishment in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the Notes.
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2020, the company had $59.0 million of borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $40.6 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met.
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
At June 30, 2020, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.

In 2020, the company expects to make cash contributions of approximately $634 million to its worldwide defined benefit pension plans, which are comprised of approximately $600 million for the company’s U.S. qualified defined benefit pension plans and approximately $34 million primarily for international defined benefit pension plans. The contributions to the company’s U.S. pension plans are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. The company currently anticipates that it may need to obtain additional funding in order to make future contributions beyond 2022. There is no assurance that the company will be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.

The company intends to continue to explore ways in which it can significantly reduce its defined benefit pension plans liabilities. The company is targeting approximately $1 billion of global pension liability reduction over the next eight months. The company intends to accomplish this through a combination of bulk lump sum buyouts, annuity purchases and other actions. The company has started the process to execute on these targets, with the intention that the first round of liability reductions will be completed by the end of the first quarter of 2021. These actions may result in significant one-time non-cash settlement charges.
The company maintains a shelf registration statement with the Securities and Exchange Commission, which expires in June of 2021, that covers the offer and sale of up to $700.0 million of debt or equity securities. Subject to the company’s ongoing compliance with securities laws, the company may offer and sell debt and equity securities from time to time under the shelf registration statement. In addition, from time to time, the company may explore a variety of institutional debt and equity sources to fund its liquidity and capital needs.
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
Item 5. Other Information
On August 4, 2020, Unisys Corporation (the “Company”) and Computershare Inc. (“Computershare”) entered into Amendment No. 1 (the “Amendment”) to the Tax Asset Protection Plan, dated as of February 5, 2020 (the “Plan”), between the Company and Computershare, as Rights Agent. The Amendment changed the expiration time of the Rights (as defined in the Plan) issued under the Plan from 5:00 p.m., New York City time on February 5, 2021 to 5:00 p.m., New York City time on August 4, 2020, and had the effect of terminating the Plan at that time. At such time, all of the Rights distributed to the holders of the Company’s common stock pursuant to the Plan expired.
On August 4, 2020, the Company issued a press release announcing its entry into the Amendment.
The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is attached as Exhibit 4.1 to this Quarterly Report and incorporated by reference herein.

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

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities all of which are uncertain and cannot be predicted. Continued impacts of the pandemic could materially adversely impact global economic conditions, our business, results of operations and financial condition, including our potential to conduct financings on terms acceptable to us, if at all, and may require significant actions in response, including but not limited to expense reductions or discounting of pricing of our products, in an effort to mitigate such impacts. The full extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

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
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2019, the company made cash contributions of $103.9 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2020 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $634 million, which are comprised of approximately $600 million for the company’s U.S. qualified defined benefit pension plans and approximately $34 million primarily for non-U.S. defined benefit pension plans. The contributions to the company’s U.S. pension plans are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. The company currently anticipates that it may need to obtain additional funding in order to make future contributions beyond 2022. There is no assurance that the company will be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
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

3.4	Bylaws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)

4.1	Amendment No. 1 to the Tax Asset Protection Plan, dated as of August 4, 2020, between Unisys Corporation and Computershare Inc., as Rights Agent

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Michael M. Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Michael M. Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

UNISYS CORPORATION

Date: August 4, 2020	By:	/s/ Michael M. Thomson
Michael M. Thomson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)