Form 10-Q
period 2020-09-30
UNISYS CORP
filed 2020-10-27
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of September 30, 2020: 63,037,852.

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Services	$426.0	$478.8	$1,247.9	$1,433.8
Technology	69.2	73.3	201.5	242.2
	495.2	552.1	1,449.4	1,676.0
Costs and expenses
Cost of revenue:
Services	345.9	389.3	1,061.6	1,185.2
Technology	29.4	22.8	79.9	73.1
	375.3	412.1	1,141.5	1,258.3
Selling, general and administrative	85.5	84.7	252.5	268.0
Research and development	6.7	5.9	16.1	22.1
	467.5	502.7	1,410.1	1,548.4
Operating income	27.7	49.4	39.3	127.6
Interest expense	2.4	15.2	20.9	46.9
Other expense, net	(32.5)	(49.2)	(134.3)	(108.5)
Loss from continuing operations before income taxes	(7.2)	(15.0)	(115.9)	(27.8)
Provision for income taxes	6.1	10.4	26.6	23.4
Consolidated net loss from continuing operations	(13.3)	(25.4)	(142.5)	(51.2)
Net income attributable to noncontrolling interests	—	3.8	0.5	10.0
Net loss from continuing operations attributable to Unisys Corporation	(13.3)	(29.2)	(143.0)	(61.2)
Income from discontinued operations, net of tax	0.4	16.0	1,066.8	54.8
Net income (loss) attributable to Unisys Corporation	$(12.9)	$(13.2)	$923.8	$(6.4)
Earnings (loss) per share attributable to Unisys Corporation
Basic
Continuing operations	$(0.21)	$(0.50)	$(2.27)	$(1.14)
Discontinued operations	0.01	0.27	16.96	1.02
Total	$(0.20)	$(0.23)	$14.69	$(0.12)
Diluted
Continuing operations	$(0.21)	$(0.50)	$(2.27)	$(1.14)
Discontinued operations	0.01	0.27	16.96	1.02
Total	$(0.20)	$(0.23)	$14.69	$(0.12)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net loss from continuing operations	$(13.3)	$(25.4)	$(142.5)	$(51.2)
Income from discontinued operations, net of tax	0.4	16.0	1,066.8	54.8
Total	(12.9)	(9.4)	924.3	3.6
Other comprehensive income
Foreign currency translation	40.1	(51.7)	(41.1)	(99.7)
Postretirement adjustments, net of tax of $(7.8) and $6.4 in 2020 and $8.8 and $11.9 in 2019	8.2	63.4	139.4	182.3
Total other comprehensive income	48.3	11.7	98.3	82.6
Comprehensive income	35.4	2.3	1,022.6	86.2
Less comprehensive income attributable to noncontrolling interests	2.0	2.6	0.5	5.8
Comprehensive income (loss) attributable to Unisys Corporation	$33.4	$(0.3)	$1,022.1	$80.4
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$774.0	$538.8
Accounts receivable, net	364.1	417.7
Contract assets	47.0	38.4
Inventories	14.5	16.4
Prepaid expenses and other current assets	103.0	100.7
Current assets of discontinued operations	—	109.3
Total current assets	1,302.6	1,221.3
Properties	755.6	784.0
Less-accumulated depreciation and amortization	648.7	668.0
Properties, net	106.9	116.0
Outsourcing assets, net	177.3	202.1
Marketable software, net	191.5	186.8
Operating lease right-of-use assets	67.8	71.4
Prepaid postretirement assets	144.2	136.2
Deferred income taxes	121.6	114.0
Goodwill	108.6	110.4
Restricted cash	10.1	13.0
Other long-term assets	176.8	198.9
Long-term assets of discontinued operations	—	133.9
Total assets	$2,407.4	$2,504.0
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$100.0	$13.5
Accounts payable	183.4	204.3
Deferred revenue	197.4	246.4
Other accrued liabilities	272.4	316.7
Current liabilities of discontinued operations	—	146.4
Total current liabilities	753.2	927.3
Long-term debt	48.4	565.9
Long-term postretirement liabilities	1,563.6	1,960.2
Long-term deferred revenue	122.5	147.0
Long-term operating lease liabilities	49.3	56.0
Other long-term liabilities	70.7	47.6
Long-term liabilities of discontinued operations	—	28.3
Commitments and contingencies (see note 14)
Deficit:
Common stock, shares issued: 2020; 66.8, 2019; 65.9	0.7	0.7
Accumulated deficit	(787.4)	(1,711.2)
Treasury stock, shares at cost: 2020; 3.8, 2019; 3.5	(114.4)	(109.6)
Paid-in capital	4,653.5	4,643.3
Accumulated other comprehensive loss	(3,990.3)	(4,088.6)
Total Unisys Corporation stockholders’ deficit	(237.9)	(1,265.4)
Noncontrolling interests	37.6	37.1
Total deficit	(200.3)	(1,228.3)
Total liabilities and deficit	$2,407.4	$2,504.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Consolidated net loss from continuing operations	$(142.5)	$(51.2)
Income from discontinued operations, net of tax	1,066.8	54.8
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Gain on sale of U.S. Federal business	(1,057.7)	—
Loss on debt extinguishment	28.5	20.2
Foreign currency translation losses	14.3	7.2
Non-cash interest expense	3.5	7.5
Employee stock compensation	11.1	10.1
Depreciation and amortization of properties	22.0	26.7
Depreciation and amortization of outsourcing assets	48.9	47.3
Amortization of marketable software	50.2	35.0
Other non-cash operating activities	0.6	(0.8)
Loss on disposal of capital assets	3.3	1.3
Postretirement contributions	(344.5)	(82.3)
Postretirement expense	72.8	71.5
Deferred income taxes, net	(16.9)	1.0
Changes in operating assets and liabilities:
Receivables, net	12.4	(17.4)
Inventories	1.5	(1.7)
Accounts payable and current liabilities	(127.7)	(173.4)
Other liabilities	27.2	33.1
Other assets	0.4	9.3
Net cash used for operating activities	(325.8)	(1.8)
Cash flows from investing activities
Net proceeds from sale of U.S. Federal business	1,162.9	—
Proceeds from investments	2,550.2	2,824.9
Purchases of investments	(2,561.7)	(2,835.8)
Investment in marketable software	(54.8)	(56.2)
Capital additions of properties	(16.7)	(29.1)
Capital additions of outsourcing assets	(23.6)	(44.4)
Net proceeds from sale of properties	—	(0.2)
Other	(0.5)	(0.9)
Net cash provided by (used for) investing activities	1,055.8	(141.7)
Cash flows from financing activities
Cash paid in connection with debt extinguishment	(23.7)	(56.3)
Proceeds from capped call transactions	—	7.2
Proceeds from issuance of long-term debt	7.1	28.6
Payments of long-term debt	(451.0)	(12.2)
Other	(4.8)	(4.6)
Net cash used for financing activities	(472.4)	(37.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25.3)	(10.0)
Increase (decrease) in cash, cash equivalents and restricted cash	232.3	(190.8)
Cash, cash equivalents and restricted cash, beginning of period	551.8	624.1
Cash, cash equivalents and restricted cash, end of period	$784.1	$433.3
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	1,015.8	1,015.3		1,015.3				0.5
Stock-based activity	(0.5)	(0.5)			(4.6)	4.1
Translation adjustments	(87.6)	(81.6)					(81.6)	(6.0)
Postretirement plans	91.2	87.5					87.5	3.7
Balance at March 31, 2020	$(209.4)	$(244.7)	$0.7	$(695.9)	$(114.2)	$4,647.4	$(4,082.7)	$35.3
Consolidated net loss	(78.6)	(78.6)		(78.6)
Stock-based activity	2.9	2.9			(0.1)	3.0
Translation adjustments	6.4	6.5					6.5	(0.1)
Postretirement plans	40.0	39.6					39.6	0.4
Balance at June 30, 2020	$(238.7)	$(274.3)	$0.7	$(774.5)	$(114.3)	$4,650.4	$(4,036.6)	$35.6
Consolidated net loss	(12.9)	(12.9)		(12.9)
Stock-based activity	3.0	3.0			(0.1)	3.1
Translation adjustments	40.1	38.6					38.6	1.5
Postretirement plans	8.2	7.7					7.7	0.5
Balance at September 30, 2020	$(200.3)	$(237.9)	$0.7	$(787.4)	$(114.4)	$4,653.5	$(3,990.3)	$37.6

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2018	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(16.8)	(19.4)		(19.4)				2.6
Stock-based activity	(0.4)	(0.4)	0.1		(4.4)	3.9
Translation adjustments	(34.2)	(32.8)					(32.8)	(1.4)
Postretirement plans	68.5	69.2					69.2	(0.7)
Balance at March 31, 2019	$(1,282.5)	$(1,326.9)	$0.6	$(1,713.4)	$(109.4)	$4,543.7	$(4,048.4)	$44.4
Consolidated net income	29.8	26.2		26.2				3.6
Stock-based activity	2.4	2.4			(0.1)	2.5
Translation adjustments	(13.8)	(11.6)					(11.6)	(2.2)
Postretirement plans	50.4	49.1					49.1	1.3
Balance at June 30, 2019	$(1,213.7)	$(1,260.8)	$0.6	$(1,687.2)	$(109.5)	$4,546.2	$(4,010.9)	$47.1
Consolidated net income (loss)	(9.4)	(13.2)		(13.2)				3.8
Stock-based activity	2.9	2.9			(0.1)	3.0
Debt exchange	83.9	83.9	0.1			83.8
Capped call on debt exchange	7.2	7.2				7.2
Translation adjustments	(51.7)	(49.0)					(49.0)	(2.7)
Postretirement plans	63.4	61.9					61.9	1.5
Balance at September 30, 2019	$(1,117.4)	$(1,167.1)	$0.7	$(1,700.4)	$(109.6)	$4,640.2	$(3,998.0)	$49.7

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
We assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of estimated credit losses, contract assets, outsourcing assets, marketable software, goodwill and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial position as of September 30, 2020 resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial position in future reporting periods.
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

The results of the U.S. Federal business discontinued operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020*	2019
Revenue	$—	$205.5	$149.5	$531.2
Income (loss)
Operations	—	21.5	9.1	73.2
Gain on sale	(0.2)	—	1,060.6	—
	(0.2)	21.5	1,069.7	73.2
Income tax provision (benefit)	(0.6)	5.5	2.9	18.4
Income from discontinued operations, net of tax	$0.4	$16.0	$1,066.8	$54.8
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
Note 4 - Cost-Reduction Actions
During the three months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $13.2 million. The charges (credits) related to work-force reductions were $0.7 million, principally related to severance costs, and were comprised of: (a) a charge of $2.7 million and (b) a credit of $(2.0) million for changes in estimates. In addition, the company recorded a credit of $(0.6) million for net foreign currency gains related to exiting foreign countries, a charge of $7.5 million for asset impairments and $5.6 million of other expenses. The charges (credits) were recorded in the following statement of income classifications: cost of revenue - services, $2.9 million; selling, general and administrative expenses, $10.8 million; research and development expenses, $0.1 million; and other expense, net, $(0.6) million.
During the three months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $0.2 million. Charges (credits) were comprised of $0.7 million for lease abandonment costs and $(0.5) million for changes in estimates principally related to work-force reductions. The charges (credits) were recorded in the following statement of income classifications: cost of revenue - services, $(1.9) million and selling, general and administrative expenses, $2.1 million.
During the nine months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $48.6 million. The charges related to work-force reductions were $6.2 million, principally related to severance costs, and were comprised of: (a) a charge of $14.0 million and (b) a credit of $(7.8) million for changes in estimates. In addition, the company recorded charges of $17.8 million for net foreign currency losses related to exiting foreign countries, $19.0 million for asset impairments and $5.6 million of other expenses. The charges were recorded in the following statement of income classifications: cost of revenue - services, $15.7 million; selling, general and administrative expenses, $14.8 million; research and development expenses, $0.3 million; and other expense, net, $17.8 million.

During the nine months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $5.4 million. Charges were comprised of $5.0 million for lease abandonment costs and asset write-offs and $0.4 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue - services, $(6.6) million; selling, general and administrative expenses, $10.7 million; and research and development expenses, $1.3 million.
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2019	$49.8	$5.2	$44.6
Additional provisions	14.0	4.0	10.0
Payments	(17.7)	(2.3)	(15.4)
Changes in estimates	(7.8)	—	(7.8)
Translation adjustments	0.7	—	0.7
Balance at September 30, 2020	$39.0	$6.9	$32.1
Expected future utilization on balance at September 30, 2020:
2020 remaining three months	$9.1	$5.6	$3.5
Beyond 2020	$29.9	$1.3	$28.6
Note 5 - Pension and Postretirement Benefits
Net periodic pension expense for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.8	$—	$0.8	$0.7	$—	$0.7
Interest cost	54.1	40.6	13.5	66.1	49.6	16.5
Expected return on plan assets	(75.0)	(52.1)	(22.9)	(80.1)	(54.7)	(25.4)
Amortization of prior service benefit	(1.3)	(0.6)	(0.7)	(1.2)	(0.6)	(0.6)
Recognized net actuarial loss	44.8	33.8	11.0	37.9	29.6	8.3
Net periodic pension expense (benefit)	$23.4	$21.7	$1.7	$23.4	$23.9	$(0.5)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$2.2	$—	$2.2	$2.1	$—	$2.1
Interest cost	161.7	121.8	39.9	199.3	148.1	51.2
Expected return on plan assets	(224.0)	(156.4)	(67.6)	(242.2)	(163.7)	(78.5)
Amortization of prior service benefit	(3.8)	(1.9)	(1.9)	(3.7)	(1.9)	(1.8)
Recognized net actuarial loss	133.8	101.6	32.2	113.1	87.5	25.6
Net periodic pension expense (benefit)	$69.9	$65.1	$4.8	$68.6	$70.0	$(1.4)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other expense, net in the consolidated statements of income (loss).

For the nine months ended September 30, 2020 and 2019, the company made cash contributions of $340.2 million and $78.8 million, respectively. For the remainder of 2020, the company expects to make additional cash contributions of approximately $485.6 million resulting in total 2020 cash contributions of approximately $825.8 million to its worldwide defined benefit pension plans, which are comprised of $793.1 million for the company’s U.S. qualified defined benefit pension plans and $32.7 million primarily for the company’s international defined benefit pension plans. In 2019, the company made cash contributions of $103.9 million to its worldwide defined benefit pension plans.

Net periodic postretirement benefit expense for the three and nine months ended September 30, 2020 and 2019 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost(i)	$0.1	$0.1	$0.3	$0.3
Interest cost	1.1	1.2	3.3	3.6
Expected return on assets	(0.1)	(0.1)	(0.3)	(0.3)
Recognized net actuarial loss	0.3	0.2	0.8	0.5
Amortization of prior service cost	(0.4)	(0.4)	(1.2)	(1.2)
Net periodic postretirement benefit expense	$1.0	$1.0	$2.9	$2.9

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other expense, net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $6.0 million to its postretirement benefit plan in 2020 compared to $5.5 million in 2019. For the nine months ended September 30, 2020 and 2019, the company made cash contributions of $4.3 million and $3.5 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of September 30, 2020, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2020 and 2019, the company recorded $11.1 million and $10.1 million of share-based restricted stock unit compensation expense, respectively.
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
A summary of restricted stock unit activity for the nine months ended September 30, 2020 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2019	2,040	$14.17
Granted	747	22.45
Vested	(940)	13.80
Forfeited and expired	(116)	15.88
Outstanding at September 30, 2020	1,731	17.84

The aggregate weighted-average grant-date fair value of restricted stock units granted during the nine months ended September 30, 2020 and 2019 was $17.2 million and $16.8 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Weighted-average fair value of grant	$28.33	$16.58
Risk-free interest rate(i)	1.35%	2.49%
Expected volatility(ii)	51.81%	47.91%
Expected life of restricted stock units in years(iii)	2.86	2.87
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)Represents the remaining life of the longest performance period
As of September 30, 2020, there was $16.1 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the nine months ended September 30, 2020 and 2019 was $13.0 million and $14.8 million, respectively.
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

Note 8 - Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed for the three and nine months ended September 30, 2020 and 2019 (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(13.3)	$(29.2)	$(143.0)	$(61.2)
Income from discontinued operations, net of tax	0.4	16.0	1,066.8	54.8
Net income (loss) attributable to Unisys Corporation	$(12.9)	$(13.2)	$923.8	$(6.4)

Weighted average shares	63,032	58,245	62,897	53,815

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(0.21)	$(0.50)	$(2.27)	$(1.14)
Discontinued operations	0.01	0.27	16.96	1.02
Total	$(0.20)	$(0.23)	$14.69	$(0.12)

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(13.3)	$(29.2)	$(143.0)	$(61.2)
Add interest expense on convertible senior notes, net of tax of zero	—	—	—	—
Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(13.3)	(29.2)	(143.0)	(61.2)
Income from discontinued operations, net of tax	0.4	16.0	1,066.8	54.8
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(12.9)	$(13.2)	$923.8	$(6.4)

Weighted average shares	63,032	58,245	62,897	53,815
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	—	—
Convertible senior notes	—	—	—	—
Adjusted weighted average shares	63,032	58,245	62,897	53,815

Diluted earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(0.21)	$(0.50)	$(2.27)	$(1.14)
Discontinued operations	0.01	0.27	16.96	1.02
Total	$(0.20)	$(0.23)	$14.69	$(0.12)

Anti-dilutive weighted-average stock options and restricted stock units(i)	998	1,462	892	1,394
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	8,625	13,951	8,625	19,229

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
Net contract assets (liabilities) as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Contract assets - current	$47.0	$38.4
Contract assets - long-term(i)	21.3	21.6
Deferred revenue - current	(197.4)	(246.4)
Deferred revenue - long-term	(122.5)	(147.0)

(i)Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes during the three and nine months ended September 30, 2020 and 2019 in the above contract asset and liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$48.1	$30.1	$197.3	$202.1
Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At September 30, 2020 and December 31, 2019, the company had $9.2 million and $9.1 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Deferred commissions - amortization expense(i)	$0.8	$0.7	$2.3	$2.4

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss)
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at September 30, 2020 and December 31, 2019 was $74.2 million and $75.8 million, respectively. These costs are amortized over the initial contract life and reported in Services cost of revenue.
During the three and nine months ended September 30, 2020 and 2019, amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Costs to fulfill a contract - amortization expense	$7.9	$5.9	$20.6	$17.8

The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2020 and December 31, 2019, the notional amount of these contracts was $360.9 million and $437.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Balance Sheet Location
Prepaid expenses and other current assets	$3.2	$2.1
Other accrued liabilities	0.5	0.1
Total fair value	$2.7	$2.0
The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statement of Income Location
Other expense, net	$13.7	$(11.9)	$(10.9)	$(17.1)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
5.50% convertible senior notes due 2021	$82.7	$100.9	$80.0	$115.8
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.

Note 12 - Goodwill
At September 30, 2020, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.3 million.
Changes in the carrying amount of goodwill by segment at September 30, 2020 was as follows:

	Total	Services	Technology
Balance at December 31, 2019	$110.4	$10.3	$100.1
Translation adjustments	(1.8)	—	(1.8)
Balance at September 30, 2020	$108.6	$10.3	$98.3
Note 13 - Debt
Long-term debt, which excludes borrowings under the company’s revolving credit agreement, is comprised of the following:

	September 30, 2020	December 31, 2019
10.75% senior secured notes ($440.0 million face value less unamortized discount and fees of $5.5 million at December 31, 2019)	$—	$434.5
5.50% convertible senior notes due March 1, 2021 (Face value of $84.2 million less unamortized discount and fees of $1.5 million and $4.2 million at September 30, 2020 and December 31, 2019, respectively)	82.7	80.0
Finance leases	6.0	5.3
Other debt	59.7	59.6
Total	148.4	579.4
Less – current maturities	100.0	13.5
Total long-term debt	$48.4	$565.9

See Note 11 for the fair value of the notes.
Senior Secured Notes

On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.75% Senior Secured Notes due 2022 (the Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the Notes redeemed plus accrued but unpaid interest to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million of principal amount due, $23.65 million of call premium and $23.65 million of accrued interest through April 14, 2020. In the second quarter of 2020, the company recorded a loss on debt extinguishment in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the Notes.
Interest expense related to the Notes for the three and nine month periods ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest coupon	$—	$11.9	$13.8	$35.5
Amortization of debt issuance costs	—	0.6	0.7	1.8
Total	$—	$12.5	$14.5	$37.3
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
On August 2, 2019, the company entered into separate, privately negotiated exchange agreements pursuant to which it (i) issued an aggregate of 10,593,930 shares of its common stock, and (ii) paid cash in an aggregate amount of $59.4 million, such cash amount included $3.1 million of accrued and unpaid interest on the exchanged 2021 Notes up to, but excluding, the settlement date, in exchange for $129.3 million in aggregate principal amount of its outstanding 2021 Notes. The transactions closed on August 6, 2019. Upon closing, $84.2 million aggregate principal amount of 2021 Notes remained outstanding. In connection with the transactions, the company unwound a pro rata portion of the capped call transactions described above and received proceeds of $7.2 million. Following the 2021 Notes exchange, the capped call transactions remaining cover approximately 8.6 million shares of the company’s common stock. As a result of the exchange, the company recognized a charge of $20.2 million in other expense, net in the three months ended September 30, 2019.
Interest expense related to the 2021 Notes for the three and nine month periods ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest coupon	$1.2	$1.8	$3.5	$7.7
Amortization of debt discount	0.7	1.2	2.3	4.7
Amortization of debt issuance costs	0.2	0.2	0.4	0.8
Total	$2.1	$3.2	$6.2	$13.2
Other Debt
On March 27, 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At September 30, 2020, $6.3 million was reported in current maturities of long-term debt.
On September 5, 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to its clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At September 30, 2020, $3.6 million was reported in current maturities of long-term debt.
Revolving Credit Facility
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2020, the company had no borrowings and $5.8 million of letters of credit outstanding, and availability under the facility was $71.2 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met.
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
At September 30, 2020, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2020, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $75 million.
On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends it has incurred damages of approximately $48 million for the period July 1, 1989 through September 4, 2012, plus interest. The company believes that it has valid defenses to Louisiana’s claims and is asserting them in the pending litigation.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2020, it has adequate provisions for any such matters.

Note 15 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss as of September 30, 2020 is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2019	$(4,088.6)	$(872.9)	$(3,215.7)
Other comprehensive income (loss) before reclassifications	(8.2)	(18.7)	10.5
Amounts reclassified from accumulated other comprehensive income	106.5	(17.8)	124.3
Current period other comprehensive income	98.3	(36.5)	134.8
Balance at September 30, 2020	$(3,990.3)	$(909.4)	$(3,080.9)

Amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$0.6	$—	$(17.8)	$—
Postretirement Plans(ii):
Amortization of prior service cost	(1.5)	(1.4)	(4.4)	(4.4)
Amortization of actuarial losses	44.5	37.6	132.8	112.3
Total before tax	43.6	36.2	110.6	107.9
Income tax benefit	(1.4)	(1.0)	(4.1)	(3.0)
Total reclassifications for the period	$42.2	$35.2	$106.5	$104.9

(i) Reported in other expense, net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 5).
Note 16 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2020	2019
Cash paid during the period for:
Income taxes, net of refunds	$14.8	$44.7
Interest	$31.9	$36.3
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$774.0	$538.8
Restricted cash	10.1	13.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$784.1	$551.8
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

Note 17 - Segment Information
The company has two business segments: Services and Technology. Revenue classifications within the Services and Technology segments are as follows:
•Cloud & infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.
•Application services. This represents revenue from helping clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.
•Business process outsourcing (BPO) services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.
•Technology. This represents revenue from designing and developing software and offering hardware and other related products to help clients improve security and flexibility, reduce costs and improve the efficiency of their data-center environments.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2020 and 2019 was $5.3 million and zero, respectively. The amount for the nine months ended September 30, 2020 and 2019 was $5.3 million and $0.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
A summary of the company’s operations by business segment for the three and nine month periods ended September 30, 2020 and 2019 is presented below:

	Total	Corporate	Services	Technology
Three Months Ended September 30, 2020
Customer revenue	$495.2	$—	$426.0	$69.2
Intersegment	—	(6.0)	—	6.0
Total revenue	$495.2	$(6.0)	$426.0	$75.2
Operating income (loss)	$27.7	$(17.9)	$20.7	$24.9

Three Months Ended September 30, 2019
Customer revenue	$552.1	$—	$478.8	$73.3
Intersegment	—	(2.3)	—	2.3
Total revenue	$552.1	$(2.3)	$478.8	$75.6
Operating income (loss)	$49.4	$(0.1)	$17.7	$31.8

Nine Months Ended September 30, 2020
Customer revenue	$1,449.4	$—	$1,247.9	$201.5
Intersegment	—	(10.9)	—	10.9
Total revenue	$1,449.4	$(10.9)	$1,247.9	$212.4
Operating income (loss)	$39.3	$(33.9)	$5.1	$68.1

Nine Months Ended September 30, 2019
Customer revenue	$1,676.0	$—	$1,433.8	$242.2
Intersegment	—	(6.8)	—	6.8
Total revenue	$1,676.0	$(6.8)	$1,433.8	$249.0
Operating income (loss)	$127.6	$(9.1)	$25.3	$111.4
Presented below is a reconciliation of total business segment operating income (loss) to consolidated loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total segment operating income	$45.6	$49.5	$73.2	$136.7
Interest expense	(2.4)	(15.2)	(20.9)	(46.9)
Other expense, net	(32.5)	(49.2)	(134.3)	(108.5)
Cost-reduction charges	(13.8)	(0.2)	(30.8)	(5.4)
Corporate and eliminations	(4.1)	0.1	(3.1)	(3.7)
Total loss from continuing operations before income taxes	$(7.2)	$(15.0)	$(115.9)	$(27.8)
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Services
Cloud & infrastructure services	$294.1	$325.4	$865.0	$967.6
Application services	91.1	93.5	258.6	279.1
Business process outsourcing services	40.8	59.9	124.3	187.1
	426.0	478.8	1,247.9	1,433.8
Technology	69.2	73.3	201.5	242.2
Total	$495.2	$552.1	$1,449.4	$1,676.0

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$193.6	$213.4	$584.0	$613.3
United Kingdom	58.6	72.4	176.9	272.0
Other foreign	243.0	266.3	688.5	790.7
Total	$495.2	$552.1	$1,449.4	$1,676.0
Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2020, the company had approximately $0.8 billion of remaining performance obligations of which approximately 13% is estimated to be recognized as revenue by the end of 2020 and an additional 37% by the end of 2021.
Note 19 - Subsequent Events
On October 22, 2020, the company announced the pricing of $485.0 million aggregate principal amount of Senior Secured Notes due 2027 (the notes) through a private offering. The offering of the notes is expected to close on October 29, 2020, subject to customary closing conditions. The notes will be priced at par and will bear interest at a rate of 6.875% per year until maturity, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. The company intends to use all of the net proceeds from the offering of the notes to fund a portion of its underfunded U.S. pension liability.
In addition, the company has received commitments from lenders, subject to customary conditions, to amend and restate its ABL Credit Facility (the Amendment and Restatement). The Amendment and Restatement will maintain the ABL Credit Facility at $145 million, with an accordion provision allowing for an increase to $175 million, and will extend the maturity from October 2022 to October 2025 and modify certain other terms and covenants, to be mutually agreed between the company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent thereunder. There is no assurance that the company will be successful in entering into the Amendment and Restatement or that the Amendment and Restatement will be completed on the terms set forth in such commitments.
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
Overview
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to impact the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and partners, and has impacted our business and consolidated results of operations and could impact our financial condition in the future. For the three months ended September 30, 2020, revenue declined by 10.3% from the prior-year quarter. The decline was largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts. The company is unable to accurately predict the full extent of the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. The company has taken steps to minimize the impact of COVID-19 on its business such as temporary salary reductions for the senior leadership team, reduction of third-party spend such as contractors, re-deploying its workforce based on shifting needs of the business, limiting travel and unnecessary expenses and reducing discretionary capital expenditures where possible. The company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

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

As part of the company’s cost reduction program, the company is closing and has closed certain international subsidiaries. This creates non-cash currency translation adjustment write-offs. In connection with this, the company expects to record a one-time non-cash charge of approximately $20.0 million in the fourth quarter of this year. In addition, in the fourth quarter of 2020, the company expects to take a charge of approximately $5 to $10 million associated with reassessing its real estate portfolio.

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

As of September 30, 2020, the company had contributed $315.1 million to its U.S. qualified pension plans. During the fourth quarter, the company expects to contribute an additional $478.0 million for an aggregate in 2020 of approximately $793.1 million to its U.S. qualified defined benefit pension plans. These contributions are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022.
During the three months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $13.2 million. The charges (credits) related to work-force reductions were $0.7 million, principally related to severance costs, and were comprised of: (a) a charge of $2.7 million and (b) a credit of $(2.0) million for changes in estimates. In addition, the company recorded a credit of $(0.6) million for net foreign currency gains related to exiting foreign countries, a charge of $7.5 million for asset impairments and $5.6 million of other expenses. The charges (credits) were recorded in the following statement of income classifications: cost of revenue - services, $2.9 million; selling, general and administrative expenses, $10.8 million; research and development expenses, $0.1 million; and other expense, net, $(0.6) million.
During the three months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $0.2 million. Charges (credits) were comprised of $0.7 million for lease abandonment costs and $(0.5) million for changes in estimates principally related to work-force reductions. The charges (credits) were recorded in the following statement of income classifications: cost of revenue - services, $(1.9) million and selling, general and administrative expenses, $2.1 million.
During the nine months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $48.6 million. The charges related to work-force reductions were $6.2 million, principally related to severance costs, and were comprised of: (a) a charge of $14.0 million and (b) a credit of $(7.8) million for changes in estimates. In addition, the company recorded charges of $17.8 million for net foreign currency losses related to exiting foreign countries, $19.0 million for asset impairments and $5.6 million of other expenses. The charges were recorded in the following statement of income classifications: cost of revenue - services, $15.7 million; selling, general and administrative expenses, $14.8 million; research and development expenses, $0.3 million; and other expense, net, $17.8 million.
During the nine months ended September 30, 2019, the company recognized cost-reduction charges and other costs of $5.4 million. Charges were comprised of $5.0 million for lease abandonment costs and asset write-offs and $0.4 million for changes in estimates principally related to work-force reductions. The charges were recorded in the following statement of income classifications: cost of revenue - services, $(6.6) million; selling, general and administrative expenses, $10.7 million; and research and development expenses, $1.3 million.

Results of operations
Company results
Three months ended September 30, 2020 compared with the three months ended September 30, 2019
Revenue for the quarter ended September 30, 2020 was $495.2 million compared with $552.1 million for the third quarter of 2019, a decrease of 10.3% from the prior year. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 11.0% and Technology revenue decreased 5.6% in the current quarter compared with the year-ago period. U.S. revenue decreased 9.3% in the third quarter compared with the prior-year quarter. International revenue decreased 11.0% in the current quarter compared with the prior-year period due to decreases in all regions. Foreign currency had a 2 percentage-point negative impact on international revenue in the three months ended September 30, 2020 compared with the three months ended September 30, 2019. The declines in revenue were largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts.
Total gross profit margin was 24.2% in the three months ended September 30, 2020 compared with 25.4% in the three months ended September 30, 2019.
Selling, general and administrative expense in the three months ended September 30, 2020 was $85.5 million (17.3% of revenue) compared with $84.7 million (15.3% of revenue) in the year-ago period.
Research and development (R&D) expense in the third quarter of 2020 was $6.7 million compared with $5.9 million in the third quarter of 2019.
For the third quarter of 2020, the company reported an operating profit of $27.7 million compared with an operating profit of $49.4 million in the third quarter of 2019. The decline was principally due to higher cost-reduction charges in the current period compared with the prior-year period.
Interest expense for the three months ended September 30, 2020 was $2.4 million compared with $15.2 million for the three months ended September 30, 2019. The decline from the prior-year quarter was principally due to the redemption of the company’s Senior Secured Notes on April 14, 2020 as well as the convertible notes exchange in 2019.
Other expense, net was expense of $32.5 million in the third quarter of 2020 compared with expense of $49.2 million in the third quarter of 2019. Other expense, net for the three months ended September 30, 2020 includes postretirement expense of $23.5 million, $7.5 million for environmental matters and other of $1.5 million. Other expense, net for the three months ended September 30, 2019 includes postretirement expense of $23.5 million, a loss on debt exchange of $20.2 million, and other of $5.5 million.
The loss from continuing operations before income taxes for the three months ended September 30, 2020 was $7.2 million compared with a loss of $15.0 million for the three months ended September 30, 2019. The decline was principally due to the items discussed above.
The provision for income taxes was $6.1 million in the current quarter compared with $10.4 million in the year-ago period. In March 2020, the U.K. published a budget proposal that would eliminate the previously enacted income tax rate reduction to 17%, scheduled to become effective April 1, 2020 therefore maintaining the current rate of 19%. The proposal was enacted on July 22, 2020 and resulted in a deferred tax benefit of approximately $5.5 million in the third quarter of 2020. In addition in the current quarter, the company recognized $3.5 million of tax expense related to a non-U.S. tax case.
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
Net loss from continuing operations attributable to Unisys Corporation for the three months ended September 30, 2020 was $13.3 million, or a loss of $0.21 per diluted share, compared with a loss of $29.2 million, or $0.50 per diluted share, for the three months ended September 30, 2019.

Nine months ended September 30, 2020 compared with the nine months ended September 30, 2019
Revenue for the nine months ended September 30, 2020 was $1,449.4 million compared with $1,676.0 millions for the nine months of 2019, a decrease of 13.5% from the prior year. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the year-ago period.
Services revenue decreased 13.0% and Technology revenue decreased 16.8% for the nine months ended September 30, 2020 compared with the year-ago period. U.S. revenue decreased 4.8% in the current period compared with the year-ago period. International revenue decreased 18.6% in the current period compared with the prior-year period due to decreases in all regions. Foreign currency had a 3 percentage-point negative impact on international revenue in the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019. The declines in revenue were largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts; as well as the timing of technology contract renewals.
Total gross profit margin was 21.2% in the nine months ended September 30, 2020 compared with 24.9% in the nine months ended September 30, 2019.
Selling, general and administrative expense in the nine months ended September 30, 2020 was $252.5 million (17.4% of revenue) compared with $268.0 million (16.0% of revenue) in the year-ago period.
Research and development (R&D) expense for the nine months ended September 30, 2020 was $16.1 million compared with $22.1 million for the nine months ended September 30, 2019.
For the nine months ended September 30, 2020, the company reported an operating profit of $39.3 million compared with an operating profit of $127.6 million for the nine months ended September 30, 2019. The decline was principally due to the flow-through effect of lower Technology revenue, due to the timing of technology contract renewals, on a relatively fixed base of software development and support costs, as well as higher cost reduction charges in the current period compared with the prior-year period.
Interest expense for the nine months ended September 30, 2020 was $20.9 million compared with $46.9 million for the nine months ended September 30, 2019. The decline from the prior-year period was principally due to the redemption of the company’s Senior Secured Notes on April 14, 2020 as well as the convertible notes exchange in 2019.
Other expense, net was expense of $134.3 million for the nine months ended September 30, 2020 compared with expense of $108.5 million for the nine months ended September 30, 2019. Other expense, net for the nine months ended September 30, 2020 includes postretirement expense of $70.3 million, $15.8 million related to environmental matters, a loss on debt extinguishment of $28.5 million, $17.8 million for the write off of accumulated translation losses related to subsidiaries that were substantially liquidated during the period and other of $1.9 million. Other expense, net for the nine months ended September 30, 2019 includes postretirement expense of $69.0 million, a loss on debt exchange of $20.2 million, foreign exchange losses of $6.3 million, $10.3 million for environmental matters and $2.7 million for other expenses.
The loss from continuing operations before income taxes for the nine months ended September 30, 2020 was $115.9 million compared with a loss of $27.8 million for the nine months ended September 30, 2019. The decline was principally due to the items discussed above.
The provision for income taxes was $26.6 million in the current period compared with $23.4 million in the year-ago period. In March 2020, the U.K. published a budget proposal that would eliminate the previously enacted income tax rate reduction to 17%, scheduled to become effective April 1, 2020 therefore maintaining the current rate of 19%. The proposal was enacted on July 22, 2020 and resulted in a deferred tax benefit of approximately $5.5 million in the third quarter of 2020. In addition in the current period, the company recognized $3.5 million of tax expense related to a non-U.S. tax case.
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
Net loss from continuing operations attributable to Unisys Corporation for the nine months ended September 30, 2020 was $143.0 million, or a loss of $(2.27) per diluted share, compared with a loss of $61.2 million, or a loss of $1.14 per diluted share, for the nine months ended September 30, 2019.
Segment results
The company has two business segments: Services and Technology. Revenue classifications within the Services and Technology segments are as follows:

•Cloud & infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.
•Application services. This represents revenue from helping clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.
•Business process outsourcing (BPO) services. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.
•Technology. This represents revenue from designing and developing software and offering hardware and other related products to help clients improve security and flexibility, reduce costs and improve the efficiency of their data-center environments.
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
Also included in the Technology segment’s sales and operating profit are sales of hardware and software sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the three months ended September 30, 2020 and 2019 was $5.3 million and zero, respectively. The amount for the nine months ended September 30, 2020 and 2019 was $5.3 million and $0.2 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of the service cost component of pension income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage.
Three months ended September 30, 2020 compared with the three months ended September 30, 2019
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Three Months Ended September 30, 2020
Customer revenue	$495.2	$—	$426.0	$69.2
Intersegment	—	(6.0)	—	6.0
Total revenue	$495.2	$(6.0)	$426.0	$75.2
Gross profit percent	24.2%		19.0%	59.7%
Operating profit (loss) percent	5.6%		4.9%	33.1%

Three Months Ended September 30, 2019
Customer revenue	$552.1	$—	$478.8	$73.3
Intersegment	—	(2.3)	—	2.3
Total revenue	$552.1	$(2.3)	$478.8	$75.6
Gross profit percent	25.4%		18.2%	66.4%
Operating profit (loss) percent	8.9%		3.7%	42.1%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Three Months Ended September 30,		Percent Change
	2020	2019
Services
Cloud & infrastructure services	$294.1	$325.4	(9.6)%
Application services	91.1	93.5	(2.6)%
Business process outsourcing services	40.8	59.9	(31.9)%
	426.0	478.8	(11.0)%
Technology	69.2	73.3	(5.6)%
Total	$495.2	$552.1	(10.3)%
In the Services segment, customer revenue was $426.0 million for the three months ended September 30, 2020, down 11.0% from the three months ended September 30, 2019. Foreign currency translation had a negligible impact on Services revenue in the current quarter compared with the year-ago quarter. The decline in revenue was largely due to expected declines in the company’s U.K. check-processing joint venture as well as the impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts.
Revenue from cloud & infrastructure services was $294.1 million in the current quarter, down 9.6% compared with the prior-year quarter. Foreign currency fluctuations had a negligible impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 2.6% for the three-month period ended September 30, 2020 compared with the three-month period ended September 30, 2019. Foreign currency fluctuations had a 1 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 31.9% in the current quarter compared with the prior-year quarter. Foreign currency fluctuations had a 3 percentage-point positive impact on business process outsourcing services revenue in the current period compared with the year-ago period. The decline was due to reduction in volumes at the company’s check-processing operations.
Services gross profit percent was 19.0% in the third quarter of 2020 compared with 18.2% in the year-ago period. Services operating profit percent was 4.9% in the three months ended September 30, 2020 compared with 3.7% in the three months ended September 30, 2019. The increase in the Services margins was due to cost reduction efforts undertaken earlier in the year following the U.S. Federal business sale.
In the Technology segment, customer revenue decreased 5.6% to $69.2 million in the current quarter compared with $73.3 million in the year-ago period. Foreign currency translation had a 4 percentage-point negative impact on Technology revenue in the current quarter compared with the year-ago period.
Technology gross profit percent was 59.7% in the current quarter compared with 66.4% in the year-ago quarter. Technology operating profit percent was 33.1% in the three months ended September 30, 2020 compared with 42.1% in the three months ended September 30, 2019. The decreases in gross profit percent and operating profit percent in 2020 was primarily due to a lower mix of higher margin software sales.

Nine months ended September 30, 2020 compared with the nine months ended September 30, 2019
Information by business segment is presented below:

	Total	Eliminations	Services	Technology
Nine Months Ended September 30, 2020
Customer revenue	$1,449.4	$—	$1,247.9	$201.5
Intersegment	—	(10.9)	—	10.9
Total revenue	$1,449.4	$(10.9)	$1,247.9	$212.4
Gross profit percent	21.2%		15.8%	59.7%
Operating profit (loss) percent	2.7%		0.4%	32.1%

Nine Months Ended September 30, 2019
Customer revenue	$1,676.0	$—	$1,433.8	$242.2
Intersegment	—	(6.8)	—	6.8
Total revenue	$1,676.0	$(6.8)	$1,433.8	$249.0
Gross profit percent	24.9%		16.6%	67.9%
Operating profit (loss) percent	7.6%		1.8%	44.7%

Gross profit and operating profit percent are as a percent of total revenue.
Customer revenue by classes of similar products or services, by segment, is presented below:

	Nine Months Ended September 30, 2020		Percent Change
	2020	2019
Services
Cloud & infrastructure services	$865.0	$967.6	(10.6)%
Application services	258.6	279.1	(7.3)%
Business process outsourcing services	124.3	187.1	(33.6)%
	1,247.9	1,433.8	(13.0)%
Technology	201.5	242.2	(16.8)%
Total	$1,449.4	$1,676.0	(13.5)%
In the Services segment, customer revenue was $1,247.9 million for the nine months ended September 30, 2020, down 13.0% from the nine months ended September 30, 2019. Foreign currency translation had a 2 percentage-point negative impact on Services revenue in the current period compared with the year-ago period. The decline in revenue was largely due to expected declines in the company’s U.K. check-processing joint venture as well as the impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts.
Revenue from cloud & infrastructure services was $865.0 million for the nine months ended September 30, 2020, down 10.6% compared with the prior-year period. Foreign currency fluctuations had a 2 percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 7.3% for the nine-month period ended September 30, 2020 compared with the nine-month period ended September 30, 2019. Foreign currency fluctuations had a 3 percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing services revenue decreased 33.6% in the current period compared with the prior-year period. Foreign currency fluctuations had a negligible impact on business process outsourcing services revenue in the current period compared with the year-ago period. The decline was due to reduction in volumes at the company’s check-processing operations.
Services gross profit percent was 15.8% in the current period of 2020 compared with 16.6% in the year-ago period. Services operating profit percent was 0.4% in the nine months ended September 30, 2020 compared with an operating profit percent of 1.8% in the nine months ended September 30, 2019. The decline in the Services margins was negatively impacted by the flow-through impact of lower revenues related to the COVID-19 impact.

In the Technology segment, customer revenue decreased 16.8% to $201.5 million in the current period compared with $242.2 million in the year-ago period due to lower software license revenue. Foreign currency translation had a 2 percentage-point negative impact on Technology revenue in the current period compared with the year-ago period.
Technology gross profit percent was 59.7% in the current period compared with 67.9% in the year-ago period. Technology operating profit percent was 32.1% in the nine months ended September 30, 2020 compared with 44.7% in the nine months ended September 30, 2019. The decreases in gross profit percent and operating profit percent in 2020 was primarily due to a lower mix of higher margin software sales.
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
Cash and cash equivalents at September 30, 2020 were $774.0 million compared to $538.8 million at December 31, 2019. The increase was due to the proceeds from the sale of the company’s U.S. Federal business.
As of September 30, 2020, $284.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the nine months ended September 30, 2020, cash used for operations was $325.8 million compared to cash usage of $1.8 million for the nine months ended September 30, 2019. The increase was principally due to higher cash contributions to the company’s U.S. qualified defined benefit pension plans, discussed above.
Cash provided by investing activities during the nine months ended September 30, 2020 was $1,055.8 million compared to cash usage of $141.7 million during the nine months ended September 30, 2019. On March 13, 2020, the company sold its U.S. Federal business and received net cash proceeds of $1,162.9 million. Net purchases of investments were $11.5 million for the nine months ended September 30, 2020 compared with net purchases of $10.9 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $54.8 million compared with $56.2 million in the year-ago period, capital additions of properties were $16.7 million in 2020 compared with $29.1 million in 2019 and capital additions of outsourcing assets were $23.6 million in 2020 compared with $44.4 million in 2019. Capital additions for outsourcing assets were down compared with the prior-year period since last year included a large amount of additions due to new business in the prior-year period.
Cash used for financing activities during the nine months ended September 30, 2020 was $472.4 million compared to cash used of $37.3 million during the nine months ended September 30, 2019. The increase in cash used was principally due to the redemption of all of the company’s 10.750% Senior Secured Notes due 2022. See below.
At September 30, 2020, total debt was $148.4 million compared to $579.4 million at December 31, 2019, principally due to the redemption of the company’s 10.750% Notes, discussed below.
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
The company has a secured revolving credit facility (the “Credit Agreement”) that provides for loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $30.0 million). The Credit Agreement includes an accordion feature allowing for an increase in the amount of the facility up to $150.0 million. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2020, the company had no borrowings and $5.8 million of letters of credit outstanding, and availability under the facility was $71.2 million net of letters of credit issued. The Credit Agreement expires October 5, 2022, subject to a springing maturity on the date that is 91 days prior to the maturity date of the 2021 Notes unless, on such date, certain conditions are met.
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
At September 30, 2020, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions.
On October 22, 2020, the company announced the pricing of $485.0 million aggregate principal amount of Senior Secured Notes due 2027 (the notes) through a private offering. The offering of the notes is expected to close on October 29, 2020, subject to customary closing conditions. The notes will be priced at par and will bear interest at a rate of 6.875% per year until maturity, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2021. The company intends to use all of the net proceeds from the offering of the notes to fund a portion of its underfunded U.S. pension liability.
In addition, the company has received commitments from lenders, subject to customary conditions, to amend and restate its ABL Credit Facility (the Amendment and Restatement). The Amendment and Restatement will maintain the ABL Credit Facility at $145 million, with an accordion provision allowing for an increase to $175 million, and will extend the maturity from October 2022 to October 2025 and modify certain other terms and covenants, to be mutually agreed between the company, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent thereunder. There is no assurance that the company will be successful in entering into the Amendment and Restatement or that the Amendment and Restatement will be completed on the terms set forth in such commitments.
For the nine months ended September 30, 2020, the company made cash contributions of $340.2 million to its worldwide defined benefit pension plans. For the remainder of 2020, the company expects to make additional cash contributions of approximately $485.6 million resulting in total 2020 cash contributions of approximately $825.8 million to its worldwide defined benefit pension plans, which are comprised of approximately $793.1 million for the company’s U.S. qualified defined benefit pension plans and approximately $32.7 million primarily for international defined benefit pension plans. The contributions to the company’s U.S. pension plans are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. The company currently anticipates that it may need to obtain additional funding in order to make future contributions beyond 2022. There is no assurance that the company will be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
The company intends to continue to explore ways in which it can significantly reduce its defined benefit pension plans liabilities. The company is targeting approximately $1.0 billion of global pension liability reduction over the next six months. The company intends to accomplish this through a combination of bulk lump sum buyouts, annuity purchases and other actions. The company has started the process to execute on these targets. These actions are expected to result in significant one-time non-cash settlement charges.
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

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities all of which are uncertain and cannot be predicted. Continued impacts of the pandemic could materially adversely impact global economic conditions, our business, results of operations and financial condition, including our cash flow and liquidity, our potential to conduct financings on terms acceptable to us, if at all, and may require significant actions in response, including but not limited to expense reductions or discounting of pricing of our products, in an effort to mitigate such impacts. The full extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
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
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2019, the company made cash contributions of $103.9 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2020 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $826 million, which are comprised of approximately $793 million for the company’s U.S. qualified defined benefit pension plans and approximately $33 million primarily for non-U.S. defined benefit pension plans. The contributions to the company’s U.S. pension plans are expected to be applied toward the company’s required minimum contributions to these plans in 2020, 2021 and 2022. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. If estimates for future contributions change materially, the company may need to obtain additional funding in order to make future contributions. In this event, there is no assurance that the company would be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
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
The company operates in a highly volatile industry characterized by rapid technological innovation, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company’s ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative services and products on a timely and cost-effective basis using new delivery models such as cloud computing. Additionally, the company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, services and products developed by competitors may make the company’s offerings less competitive.
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
Market conditions may impact the company’s ability to access the financing markets on terms acceptable to the company or at all. Based on the most recent estimates for the required cash contributions to the company’s worldwide defined benefit pension plans, the company anticipates that it may need to obtain additional financing in order to fund some future contributions. If the company is unable to access the financing markets, the company would be required to use cash on hand to fund operations and the company’s required pension contributions and repay outstanding debt as it comes due. There is no assurance that the company will generate sufficient cash to fund its operations and required pension contributions and refinance such debt. A failure by the company to generate such cash would have a material adverse effect on its business if the company were unable to access financing markets and may result in a default with respect to the company’s pension obligation and under the company’s debt agreements. Market conditions may also impact the company’s ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments the company uses to conduct its business.
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
Various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company in the past relating to matters arising in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. See Note 14, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements for more information on pending litigation. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period as a result of future developments of the legal matters pending against it, including the resolution of any such matters. Additional legal proceedings may arise in the future with respect to the company’s existing and legacy operations that may adversely affect the company’s business or reputation.
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

UNISYS CORPORATION

Date: October 27, 2020	By:	/s/ Michael M. Thomson
Michael M. Thomson
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)