Form 10-K
period 2020-12-31
UNISYS CORP
filed 2021-02-26
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $670.8 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2020. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2021: 63,042,870
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Disclosure Regarding Forward-Looking Statements

In this Annual Report on Form 10-K, we have included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements.
Factors that could affect our future results include, but are not limited to, the following:
COVID-19
•uncertainty of the magnitude, duration and spread of the novel coronavirus (COVID-19) pandemic and the impact of COVID-19 and governments’ responses to it on the global economy and our business, growth, reputation, projections, financial condition, operations, cash flows and liquidity;
Implementation of Business Strategy in Information Technology Marketplace
•our ability to attract, motivate and retain experienced personnel in key positions;
•our ability to grow revenue and expand margin in our Digital Workplace Services and Cloud and Infrastructure businesses;
•our ability to maintain our installed base and sell new solutions;
•the potential adverse effects of aggressive competition in the information services and technology marketplace;
•our ability to effectively anticipate and respond to volatility and rapid technological innovation in our industry;
•our ability to retain significant clients and attract new clients;
•our contracts may not be as profitable as expected or provide the expected level of revenues;
•our ability to develop or acquire the capabilities to enhance the company’s solutions;
•the potential adverse effects of the concentration of the company’s business in the global commercial sector of the information technology industry;
Defined Benefit Pension Plans
•our significant pension obligations and required cash contributions and the possibility that we may be required to make additional significant cash contributions to our defined benefit pension plans;
Tax Assets
•our ability to use our net operating loss carryforwards and certain other tax attributes may be limited;
General Business Risks
•the risks of doing business internationally when a significant portion of our revenue is derived from international operations;
•the business and financial risk in implementing future acquisitions or dispositions;
•cybersecurity breaches could result in significant costs and could harm our business and reputation;
•the performance and capabilities of third parties with whom we have commercial relationships;
•a failure to meet standards or expectations with respect to the company’s environmental, social and governance practices;
•our ability to access financing markets;
•a reduction in our credit rating;
•the adverse effects of global economic conditions, acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;
•the impact of Brexit could adversely affect the company’s operations in the United Kingdom as well as the funded status of the company’s U.K. pension plans;
•a significant disruption in our IT systems could adversely affect our business and reputation;
•we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;
•the potential for intellectual property infringement claims to be asserted against us or our clients; and

•the possibility that legal proceedings could affect our results of operations or cash flow or may adversely affect our business or reputation.
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

PART I

ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology (IT) services company that delivers successful outcomes for the most demanding businesses and governments. Unisys offerings include digital workplace services; cloud and infrastructure services; and software operating environments for high-intensity enterprise computing. Unisys integrates security into all of its solutions.
As of December 31, 2020, we operated in two business segments – Services and Technology. In January 2021, the company decided to make a number of changes to its organizational structure to more effectively address evolving client needs. With these changes, the company revised its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020. The company’s reportable segments will be as follows: Digital Workplace Services, which will provide services and IP-led solutions that support clients’ employees’ productivity, satisfaction and ability to securely work anywhere, any time; Cloud & Infrastructure, which will provide hybrid and multi-cloud solutions in select markets to accelerate innovation and increase efficiency of our clients’ businesses; ClearPath Forward®, which will provide server systems and operating system software and services that are secure, innovative, and reliable for mission-critical processing; and Other, which is principally comprised of business processing outsourcing (BPO) solutions, which will provide management of critical processes and functions for clients in select industries, helping them improve performance and reduce costs. These changes will be reflected prospectively, with comparable prior period data, in the company’s first quarter 2021 Form 10-Q.
Principal Products and Services
We deliver high-performance, security-centric, leveraged services and solutions across industries, industry-specific application solutions and technology solutions worldwide to our primary target markets: Government (national governments, other than directly to the U.S. federal government, and state and local governments globally), Commercial (e.g., travel and transportation and life sciences and healthcare) and Financial Services (e.g., commercial and retail banking).
We market our products and services solutions primarily through a direct sales force. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio. In certain countries, we market primarily through distributors.
Our solutions are designed to deliver successful outcomes for our clients, enabling them to:
•Transform core business processes to compete more effectively in their markets;
•Improve user engagement for customers and workers, streamline operations and enhance go-to-market efforts;
•Optimize IT infrastructure to meet digital-business requirements, including secure access anywhere and any time;
•Simplify management of IT infrastructure and service delivery; and
•Enhance enterprise security.
Within Services, our principal solutions include cloud and infrastructure services, application services and business process outsourcing services, each of which is delivered with advanced security built in.
•In cloud and infrastructure services, we help clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.
•In application services, we help clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.
•In business process outsourcing solutions, we assume management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.
We deliver some of these capabilities through our leveraged Services solutions, which include:
•Unisys InteliServeTM, a service solution that transforms traditional service desk into an intelligent, user-centric experience aligned with the needs of the modern digital workplace. The service leverages the InteliServe platform, an integrated suite of technologies for omnichannel support, advanced analytics, automation, artificial intelligence, machine learning and identity authentication.

•Unisys CloudForte®, a comprehensive managed service offering to help accelerate the secure move of data and applications to the cloud. The solution is available for Microsoft Azure, AWS, and hybrid cloud environments and includes the following features: an automated software-as-a-service platform to identify and provision private, public and hybrid cloud services, real-time analytics, and capabilities for industrial-grade modernization of legacy applications.
•Unisys Security Solutions, a portfolio that includes managed security services, security consulting services, the Unisys Incident Response Ecosystem subscription service and the TrustCheck™ cyber risk management solution and services for the Unisys Stealth® solution, and that is underpinned by our Zero Trust security approach.
In Technology, we offer a software operating environment and related applications for high-intensity enterprise computing, including the procurement of hardware and other related products to help clients improve security and flexibility, reduce costs and improve the efficiency of their data-center environments. As a pioneer in large-scale computing, we offer deep experience and rich technological capabilities in transaction-intensive, mission-critical operating environments.
Our Technology products include:
•Unisys ClearPath Forward®, a secure, scalable software operating environment for high-intensity enterprise computing capable of delivering Unisys security across multiple platforms. The ClearPath Forward operating environment is hardware-independent and provides a tested, integrated stack of software products that run on a range of contemporary, commonly-deployed Intel x86 server platforms and select virtualization environments of the client’s choice. Thus, ClearPath Forward provides clients with the flexibility to choose to deploy either as an integrated system, as a private cloud via software services or in a public cloud, starting with Microsoft Azure.
•Unisys Stealth security software, which enables trusted identities to access micro-segmented critical assets and safely communicate through secure, encrypted channels. Stealth™ establishes user authentication, prevents lateral attacker movement and reduces data center, mobile and cloud attack surfaces and quickly isolates devices or users at the first sign of compromise. Stealth also reduces the cost and complexity of securing information and operation technology such as industrial control systems, allowing organizations to meet compliance and security mandates.
Our industry solutions help law enforcement agencies solve crime; social services case workers assist families; travel and transportation companies manage freight and distribution; and financial institutions deliver omnichannel banking.
On March 13, 2020, we completed the sale of our U.S. Federal business to Science Applications International Corporation for cash of $1.2 billion. Our financial statements have been retroactively reclassified to report the U.S. Federal business as discontinued operations. As a result, all items relating to the business within the consolidated statements of income (loss) have been reported as income from discontinued operations, net of tax, and all items relating to the business within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations. Depreciation, amortization, capital expenditures, and significant noncash operating and investing activities related to the U.S. Federal business were immaterial for all periods presented.
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

Patents, Trademarks and Licenses
As of January 31, 2021, Unisys owns over 510 active U.S. patents and over 50 active patents granted in eleven non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. However, our business is not materially dependent upon any single patent, patent license, or related group thereof.
Unisys also maintains 24 U.S. trademark and service mark registrations, and over 500 additional trademark and service mark registrations in eighty non-U.S. jurisdictions as of January 31, 2021. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality
Our revenue is affected by such factors as the introduction of new services and products, the length of sales cycles and the seasonality of purchases. Seasonality generally has not resulted in material quarterly revenue changes.
Customers
No single client accounted for more than 10% of our revenue in the year ended December 31, 2020.
Backlog
In the Services segment, firm order backlog at December 31, 2020 was $3.4 billion, compared to $4.3 billion at December 31, 2019. Approximately $1.3 billion (39%) of 2020 backlog is expected to be converted to revenue in 2021. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be cancelled, with or without penalty.
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
Environmental Matters
Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2021 and 2022.
Employees
At December 31, 2020, we employed approximately 17,200 employees serving clients around the world.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning the executive officers of Unisys as of February 15, 2021 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	61	Chairman and Chief Executive Officer
Eric Hutto	56	President and Chief Operating Officer
Katie Ebrahimi	51	Senior Vice President and Chief Human Resources Officer
Lisa Madion	50	Senior Vice President, Corporate Services
Matthew Newfield	49	Senior Vice President and Chief Security and Infrastructure Officer
Gerald P. Kenney	69	Senior Vice President, General Counsel and Secretary
Ann S. Ruckstuhl	58	Senior Vice President and Chief Marketing Officer
Michael M. Thomson	52	Senior Vice President and Chief Financial Officer
Shalabh Gupta	59	Vice President, Strategy, Tax and Treasurer
There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef has served as Chairman of the Board of Directors since 2018 and as Chief Executive Officer since 2015. He also served as President of the Company from 2015 to March 2020. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef also serves on the President’s National Security Telecommunications Advisory Committee, the Boards of Directors of Resource Inc. and Petrus Trust Company, L.T.A., and the Board of Merit Energy Company, LLC. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an officer since 2015.
Mr. Hutto was elected President and Chief Operating Officer effective March 2020. From 2015 to March 2020, he served as Senior Vice President and President, Enterprise Solutions. He joined Unisys in April 2015 as Vice President and General Manager, U.S. and Canada, Enterprise Solutions. Prior to joining Unisys, Mr. Hutto held senior leadership positions with Dell Services (a unit of Dell Inc.) (2006-2015), serving most recently as Global Vice President/General Manager, Infrastructure, Cloud and Consulting and Vice President/General Manager, Americas. Mr. Hutto has been an officer since 2015.
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
Ms. Madion has been Senior Vice President, Corporate Services since January 2021. Ms. Madion served as Vice President, Global Operations and Strategy for Enterprise Solutions from 2016 to December 2020 after joining Unisys in 2015 as Director of Operations, Strategy and Planning for the U.S. and Canada region of the Enterprise Solutions organization. Prior to joining Unisys, she was Chief of Staff for the Travel and Transportation organization of Dell Services, and Chief of Staff for the Technical Sales Specialist team in Dell’s Infrastructure, Cloud and Computing line of business. Prior to that, Ms. Madion held other management roles at Dell Services with increasing responsibilities. Ms. Madion has been an officer since January 2021.
Mr. Newfield has been Senior Vice President and Chief Security and Infrastructure Officer since January 2021. Mr. Newfield joined Unisys in 2018 as Chief Information Security Officer. Mr. Newfield currently serves on the Board of Directors of the National Technology Security Coalition. Prior to joining Unisys, he was Director of Global Managed Security Services for IBM and was the Business Unit Information Security Officer and Global Process Officer for IBM’s Security Services Organization from 2014 to 2018. Prior to IBM, Mr. Newfield held senior security leadership roles at Cybertrust, RSA and DDC Advocacy. Mr. Newfield has been an officer since January 2021.
Ms. Ruckstuhl has been Senior Vice President and Chief Marketing Officer since 2016. Prior to joining Unisys, she had been the Chief Marketing Officer at SOASTA, Inc., a digital performance management platform provider acquired by Akamai

Technologies, Inc., from 2015 to 2016. Previously, Ms. Ruckstuhl was the Chief Marketing Officer at Live Ops (2012-2015), and head of marketing at Symantec’s NortonLive Services (2009-2011). She has also held marketing leadership positions with several other technology companies including Sybase, Inc., eBay, Inc. and Hewlett-Packard. Ms. Ruckstuhl has been an officer since 2016. Ms. Ruckstuhl’s employment with the company will terminate effective February 28, 2021.
Mr. Thomson has been Senior Vice President and Chief Financial Officer since 2019. Mr. Thomson served as Vice President and Corporate Controller from 2015 to 2019. Prior to joining Unisys, Mr. Thomson served as Controller of Towers Watson & Co. from 2010 until 2015, and he previously held the same position at Towers Perrin from 2007 until the consummation of that firm’s merger with Watson Wyatt in 2010. He also served as principal accounting officer of Towers Watson from 2012 until October 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an officer since 2015.
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

ITEM 1A. RISK FACTORS
Factors that could affect future results include the following:
COVID-19
The company’s business and results of operations will be, and our financial condition may be, impacted by the COVID-19 pandemic and such impact could be materially adverse.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transportations, the effect on our customers and clients and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working from home; the ability of our clients to pay for our services and solutions; and any closures of our and our customers’ and clients’ offices and facilities all of which are uncertain and cannot be predicted. Continued impacts of the pandemic could materially adversely impact global economic conditions, our business, results of operations and financial condition, including our cash flow and liquidity, our potential to conduct financings on terms acceptable to us, if at all, and may require significant actions in response, including but not limited to expense reductions or discounting of pricing of our products, in an effort to mitigate such impacts. The full extent of the impact of the pandemic on our business and financial results will depend largely on future developments, including the duration of the spread of the COVID-19 virus, the availability and effectiveness of a vaccine, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
IMPLEMENTATION OF BUSINESS STRATEGY IN INFORMATION TECHNOLOGY MARKETPLACE
If the company is unable to attract, motivate and retain experienced personnel in key positions, its future results could be adversely impacted.

The company’s ability to retain, train and develop its existing associate base in the skills and solutions required to service its target markets with the appropriate solutions is critical to the company’s future success. The company also needs to attract new talent to augment the skills required to deliver its solutions to its target markets. The failure of the company to attract new talent with the requisite skill set, retain key personnel or implement an appropriate succession plan could adversely impact the company’s ability to successfully carry out its business strategy and retain other key personnel.

Future results may be adversely impacted if the company is unable to grow revenue and expand margin in its Digital Workplace Services and Cloud and Infrastructure businesses.

The company’s strategy places an emphasis on an industry go-to-market approach with a focus within the company’s Digital Workplace Services and Cloud and Infrastructure businesses on growing revenue, including specifically on higher-value and higher-margin offerings, while growing revenue and increasing margins with its other offerings such as business process outsourcing solutions. The company’s ability to grow revenue and profitability in these businesses will depend on the level of demand for projects and the portfolio of solutions the company offers. It will also depend on an efficient utilization of services delivery personnel. Revenue and profit margins in these businesses are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, revenue and profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions. Chargeability is also affected by a number of factors, including the company’s ability to transition resources from completed projects to new engagements and across geographies, and its ability to forecast demand for services and thereby maintain appropriate resource levels. The company’s results of operations and financial condition may be adversely impacted if sales of higher-margin offerings do not offset declines in revenue and profitability of lower-margin offerings.

Future results may be adversely impacted if the company is unable to maintain its installed base and sell new solutions.

The company continues to invest in its ClearPath Forward operating system software in order to retain existing clients in its ClearPath Forward business. If clients do not believe in the value proposition provided by ClearPath Forward or choose not to renew their contracts for any other reason, there may not be a meaningful return on these investments, and revenue could decline meaningfully. Furthermore, if ClearPath Forward is sold in the form of Software as a Service (SaaS) at an accelerated pace, this would have a negative impact on the company’s short- and medium-term cash position and could adversely impact the company’s operations, financial condition and liquidity. The company also continues to invest in its Stealth family of software, as well as in other software and solutions. If the company is unsuccessful in selling these Stealth products or other solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by Stealth and other new solutions and related services may be insufficient to offset any revenue declines caused if the company is unable to retain its installed base.

The company faces aggressive competition in the information services and technology marketplace, which could lead to reduced demand for the company’s services and products and could have an adverse effect on the company’s business.

The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company’s competitors include systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company’s competitors may develop competing services and products that offer better price-performance or that reach the market in advance of the company’s offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could lead to reduced demand for the company’s services and products and could have an adverse effect on the company’s business. Future results will depend on the company’s ability to mitigate the effects of aggressive competition on revenues, pricing and margins.

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

The company’s future results will depend on its ability to retain significant clients and attract new clients to its solutions.

The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients. The company could lose clients for reasons such as contract expiration, conversion to a competing service provider, disputes with clients or a decision to in-source services. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client. The company is expecting revenue, margin and market share expansion due to decisions by some of the company’s competitors to exit or de-emphasize their focus on the company’s target markets. If such competitor’s change that position, it could impact the company’s ability to gain market share.

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

The inability of the company to develop or acquire the capabilities to enhance the company’s solutions could adversely impact the company’s revenue and margins and result in the failure to expand the company’s market share.

The company’s financial objectives require it to develop, acquire or orchestrate with its strategic partnership network the prerequisite capabilities to enhance the company’s solutions so they contain higher-growth, higher-margin offerings and allow for the expansion of market share. If the company is unable to do so, its financial performance may be adversely impacted.

An increase in the concentration of the company’s business in the global commercial sector of the information technology industry may subject the company’s financial results to increased volatility and greater risk.

The company’s operational and financial profile has changed due to the sale of the company’s former U.S. Federal business. As a result, the company’s diversification of historical revenue sources has diminished, and the company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and greater risk as a result of the concentration of its business in the global commercial sector of the information technology industry. Moreover, the shares of the company’s common stock will represent an investment in a smaller company than in existence prior to the asset sale and the company’s exposure to the risks inherent in its remaining businesses will increase. Additionally, the company’s ability to return to the U.S. Federal market is restricted by the terms of the non-competition commitments made to Science Applications International Corporation pursuant to the terms of the asset purchase agreement governing the sale. As a result, the company’s ability to capitalize on market disruptions and the acceleration of our target markets transformation to digital platforms could be impeded.
DEFINED BENEFIT PENSION PLANS
The company has significant pension obligations and required cash contributions and may be required to make additional significant cash contributions to its defined benefit pension plans.
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans, which were comprised of $791.1 million for the company’s U.S. qualified defined benefit pension plans and $35.1 million primarily for non-U.S. defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2021 the company estimates that it will make cash contributions to its worldwide defined benefit pension plans of approximately $250.6 million, which are comprised of a voluntary contribution of $200.0 million for the company’s U.S. qualified defined benefit pension plans and approximately $50.6 million primarily for non-U.S. defined benefit pension plans. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. If estimates for future contributions change materially, the company may need to obtain additional funding in order to make future contributions. In this event, there is no assurance that the company would be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
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
TAX ASSETS
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
A corporation’s ability to deduct its federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382, may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes.
GENERAL BUSINESS RISKS
A significant portion of the company’s revenue is derived from operations outside of the United States, and the company is subject to the risks of doing business internationally.
A significant amount of the company’s total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changing global data privacy regulations, currency restrictions and devaluations, changes in political or economic conditions, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the U.S. Foreign Corrupt Practices Act, economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, regulations in the European Union such as the General Data Protection Regulation, the U.K. Bribery Act and other U.S. and non-U.S. laws and regulations.
The company could face business and financial risk in implementing future acquisitions or dispositions.
As part of the company’s business strategy, it may from time to time consider acquiring complementary technologies, products and businesses, or disposing of existing technologies, products and businesses, including transactions of a material size. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include integration difficulties; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. Further, with respect to both acquisitions and dispositions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate acquisitions or dispositions. The risks associated with acquisitions and dispositions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future acquisitions or dispositions on favorable terms or at all.
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
The company maintains business relationships with key partners, suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company’s relationship with, distributors and other indirect channel partners, which can affect the company’s capacity to effectively and efficiently serve current and potential customers and end users.
A failure to meet standards or expectations with respect to the company’s environmental, social and governance practices could adversely impact the company’s business and reputation.
Many governmental bodies and current and prospective investors, clients, partners, and employees are increasing their focus on corporate environmental, social and governance (ESG) practices. If the company fails meet the standards or expectations of any of these groups, the company may suffer reputational damage, the company’s business may be adversely impacted and the company may find it more difficult to recruit or retain key personnel.
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
The impact of the United Kingdom’s withdrawal from the European Union, commonly referred to as “Brexit”, and the resulting effect on the political and economic future of the U.K. and the European Union is uncertain. Depending on the outcome, the company may decide to alter its European operations to respond to the new business, legal, regulatory, tax and trade environments that may result, which may adversely affect the company’s financial results. In addition, uncertainty regarding Brexit could cause a slowdown in economic activity in the U.K., the European Union or globally. As a result of these possible effects, among others, Brexit could adversely impact the company’s operations in the U.K., cause increased volatility in the measurement of the pension assets or benefit obligations in the company’s U.K. pension plans, as well as adversely affect the funded status of the company’s U.K. pension plans.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
As of December 31, 2020, the company did not own or lease any physical properties that are material to its business.

ITEM 3. LEGAL PROCEEDINGS
Information with respect to litigation is set forth in Note 18, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock is listed for trading on the New York Stock Exchange (trading symbol “UIS”) and London Stock Exchange (trading symbol “USY”).
Holders of Record
At January 31, 2021, there were approximately 4,700 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.
Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2020, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2015, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2015	2016	2017	2018	2019	2020
Unisys Corporation	$100	$135	$74	$105	$107	$178
S&P 500	$100	$112	$136	$130	$171	$203
S&P 500 IT Services	$100	$110	$145	$151	$213	$261

ITEM 6. SELECTED FINANCIAL DATA

Five-year summary of selected financial data

(Dollars in millions, except per share data)	2020(i),(ii)	2019(i),(ii)	2018(i)	2017(i)	2016(i),(ii)
Results of operations
Revenue	$2,026.3	$2,222.8	$2,251.2	$2,170.9	$2,256.6
Operating income (loss)	87.0	137.9	212.1	24.5	(18.2)
Income (loss) from continuing operations before income taxes	(271.8)	(60.6)	71.0	(145.1)	(46.1)
Net income (loss) from continuing operations attributable to Unisys Corporation	(317.7)	(92.2)	21.6	(109.7)	(89.7)
Earnings (loss) per common share from continuing operations
Basic	(5.05)	(1.65)	0.42	(2.18)	(1.79)
Diluted	(5.05)	(1.65)	0.42	(2.18)	(1.79)
Financial position
Total assets	$2,707.9	$2,504.0	$2,457.6	$2,542.4	$2,021.6
Long-term debt	527.1	565.9	642.8	633.9	194.0
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

(i) Includes pretax cost-reduction and other charges of $95.5 million, $28.7 million, $19.7 million, $146.8 million and $82.1 million for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. See Note 4, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements.
(ii)Includes debt extinguishment charges of $28.5 million, $20.1 million and $4.0 million for the years ended December 31, 2020, 2019 and 2016, respectively. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to impact the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers and partners, and has impacted our business and consolidated results of operations and could impact our financial condition in the future. For the year ended December 31, 2020, revenue declined by 8.8% from the prior-year. The decline was largely due to expected declines in the company’s
U.K. check-processing joint venture, impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts. The company is unable to accurately predict the full extent of the impact that COVID-19 will have due to numerous uncertainties, including the availability and effectiveness of a vaccine, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners and other factors identified in Part I, Item 1A “Risk Factors” in this Form 10-K. The company has taken steps to minimize the impact of COVID-19 on its business such as temporary salary reductions for the senior leadership team, reduction of third-party spend such as contractors, redeploying its workforce based on shifting needs of the business, limiting travel and unnecessary expenses and reducing discretionary capital expenditures where possible. The company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.
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
On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the 2022 Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the 2022 Notes redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million principal amount due, $23.65 million call premium and $23.65 million of accrued interest through April 14, 2020. As a result, the company recorded a debt extinguishment charge in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the 2022 Notes.
On October 29, 2020, the company issued $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes will pay interest semiannually on May 1 and November 1, commencing on May 1, 2021, and will mature on November 1, 2027, unless earlier repurchased or redeemed. The net proceeds from the issuance of the 2027 Notes was contributed to the company’s U.S. defined benefit pension plan.
Contemporaneously with the issuance of the 2027 Notes, the company and the subsidiary guarantors entered into an amendment and restatement of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million. The amendment and restatement extended the maturity from October 2022 to October 2025 and modified certain other terms and covenants.
On November 25, 2020, the company gave notice to the holders of its 2021 Notes that it had elected to satisfy its conversion obligation in respect of such conversion by the combination settlement method, whereby the company shall pay and deliver to the converting holders in respect of each $1,000 principal amount of the 2021 Notes being converted a settlement amount equal to the sum of $1,000 plus shares of the company’s common stock. Assuming that all of the holders of the 2021 Notes convert their 2021 Notes into shares of the company’s common stock, in March of 2021, the company will deliver to the note holders $84.2 million of cash and approximately 4.6 million shares of the company’s common stock. The company estimates that it will receive approximately 1.2 million shares upon exercise of the capped call transactions; therefore, the number of outstanding shares of common stock will increase by approximately 3.4 million shares.
In 2020, the company contributed $791.1 million to its U.S. qualified pension plans. In December 2020, the company completed a lump-sum cash-out offer for eligible former associates who had deferred vested benefit under the company’s U.S. defined benefit pension plans to receive the value of their entire pension benefit in a lump-sum payment. As a result, the pension plan trust made lump sum payments to approximately 3,500 former associates of $276.0 million and the company recorded a non-cash pre-tax settlement charge of $142.1 million.

In 2020, the company reported a net loss from continuing operations attributable to Unisys Corporation of $317.7 million, or a loss of $5.05 per diluted share, compared with a 2019 net loss of $92.2 million, or a loss of $1.65 per diluted share.

Results of operations
Company results
Revenue for 2020 was $2.03 billion compared with $2.22 billion for 2019, a decrease of 8.8%. Foreign currency fluctuations had a 1-percentage-point negative impact on revenue in the current year compared with the year-ago period.
Services revenue decreased 10.6% and Technology revenue increased 1.0%. Foreign currency fluctuations had a 1-percentage-point negative impact on Services revenue and a 1-percentage-point negative impact on Technology revenue in the current year compared with the year-ago period.
Revenue from international operations in 2020 and 2019 was $1.24 billion and $1.40 billion, respectively. Foreign currency had a 2-percentage-point negative impact on international revenue in 2020 compared with 2019. Revenue from U.S. operations was $0.78 billion in 2020 and $0.82 billion in 2019.
The decline in Services revenue in 2020 compared with 2019 was largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts.
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
Revenue for 2019 was $2.22 billion compared with $2.25 billion for 2018, a decrease of 1.3%. Excluding the Topic 606 adjustment of $53.0 million, revenue increased 1.1%. Services revenue increased 1.9% and Technology revenue decreased 16.1%. Excluding the Topic 606 adjustment, Technology revenue declined 3.1%.
Revenue from international operations in 2019 and 2018 was $1.40 billion and $1.59 billion, respectively. Without the Topic 606 adjustment, 2018 revenue from international operations was $1.54 billion. Revenue from U.S. operations was $0.82 billion in 2019 and $0.67 billion in 2018. Excluding the Topic 606 adjustment, U.S. revenue in 2018 was $0.66 billion.
During 2020, the company recognized cost-reduction charges and other costs of $95.5 million. The charges (credits) related to work-force reductions were $25.5 million, principally related to severance costs, and were comprised of: (a) a charge of $39.0 million and (b) a credit of $13.5 million for changes in estimates. In addition, the company recorded charges of $70.0 million comprised of $32.3 million for foreign currency losses related to exiting foreign countries, $24.0 million for asset impairments and $13.7 million for other expenses related to the cost-reduction effort.
During 2019, the company recognized cost-reduction charges and other costs of $28.7 million. The charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $25.7 million and (b) a credit of $3.6 million for changes in estimates. In addition, the company recorded charges of $6.6 million comprised of $4.6 million for lease abandonment costs, $1.1 million for asset write-offs and $0.9 million for other expenses related to the cost-reduction effort.
During 2018, the company recognized cost-reduction charges and other costs of $19.7 million. The charges related to work-force reductions were $19.0 million, principally related to severance costs, and were comprised of: (a) a charge of $27.7 million and (b) a credit of $8.7 million for changes in estimates. In addition, the company recorded a charge of $0.7 million for changes in estimates related to idle leased facilities costs.

The cost reduction charges (credits) were recorded in the following statement of income classifications:

Year ended December 31,	2020	2019	2018
Cost of revenue
Services	$22.2	$10.8	$18.1
Technology	—	0.2	—
Selling, general and administrative	38.5	15.5	1.6
Research and development	2.5	2.2	—
Other (expenses), net	32.3	—	—
Total	$95.5	$28.7	$19.7
Gross profit as a percent of total revenue, or gross profit percent, was 23.8% in 2020, 24.0% in 2019 and 26.0% in 2018. Gross profit in 2019 was positively impacted by $19.8 million related to the change in useful life of the company’s proprietary enterprise software. See Note 1, “Summary of significant accounting policies,” of the Notes to Consolidated Financial Statements for further detail. Excluding this change, 2019 gross profit percent was 23.1%. Gross profit in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding this adjustment, 2018 gross profit percent was 24.2%.
Selling, general and administrative expenses were $369.4 million in 2020 (18.2% of revenue), $364.8 million in 2019 (16.4% of revenue) and $340.3 million in 2018 (15.1% of revenue). Exclusive of cost reduction charges in 2020 and 2019, selling, general and administrative expenses would have declined.
Research and development (R&D) expenses in 2020 were $26.6 million compared with $31.3 million in 2019 and $31.9 million in 2018.
In 2020, the company reported an operating profit of $87.0 million compared with an operating profit of $137.9 million in 2019 and $212.1 million in 2018. The decline in 2020 was principally due to higher cost reduction charges. Operating profit in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding this adjustment, operating profit in 2018 was $159.1 million.
Interest expense was $29.2 million in 2020, $62.1 million in 2019 and $64.0 million in 2018. The decline in 2020 was principally due to the redemption of the company’s 2022 Notes on April 14, 2020. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements.
Other (expense), net was $329.6 million in 2020 compared with $136.4 million in 2019 and $77.1 million in 2018. In 2020, the company recorded a settlement charge of $142.1 million related to its U.S. defined benefit pension plan and a foreign exchange charge of $32.3 million related to substantial completion of liquidation of foreign subsidiaries. See Note 6, “Other (expense), net” of the Notes to Consolidated Financial Statements for details of other (expense), net.
Pension expense for 2020 was $235.3 million compared with $92.7 million in 2019 and $79.7 million in 2018. The increase in 2020 was principally due to the $142.1 million U.S. settlement charge, discussed above. For 2021, the company expects to recognize pension expense of approximately $418.6 million, which includes estimated settlement charges of $373 million related to plans in the Netherlands, the United States and Switzerland of $186 million, $158 million and $29 million, respectively (see below, in financial condition, information concerning expected 2021 pension plan settlements). The company records the service cost component of pension income or expense, as well as other employee-related costs such as payroll taxes and medical insurance costs, in operating income in the following income statement categories: cost of revenue; selling, general and administrative expenses; and research and development expenses. The amount allocated to each category is based on where the salaries of active employees are charged. All other components of pension income or expense are recorded in other income (expense), net in the consolidated statements of income.
Income (loss) from continuing operations before income taxes in 2020 was a loss of $271.8 million compared with a loss of $60.6 million in 2019 and income of $71.0 million in 2018. Included in the loss in 2020 was the $142.1 million U.S. pension settlement charge as well as $95.5 million cost reduction charges. Income before income taxes in 2018 was positively impacted by the Topic 606 adjustment described above. Excluding this adjustment, income before income taxes in 2018 was $18.0 million.
The provision for income taxes in 2020, 2019 and 2018 was $45.4 million, $27.7 million and $46.0 million, respectively.
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

The realization of the company’s net deferred tax assets as of December 31, 2020 is primarily dependent on forecasted future taxable income within certain foreign jurisdictions. Any reduction in estimated forecasted future taxable income may require the company to record an additional valuation allowance against the remaining deferred tax assets. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Net income (loss) from continuing operations attributable to Unisys Corporation for 2020 was a loss of $317.7 million, or $5.05 per diluted share, compared with a loss of $92.2 million, or $1.65 per diluted share in 2019 and income of $21.6 million, or $0.42 per diluted share, in 2018.

Segment results
The company has two business segments: Services and Technology. Revenue classifications within the Services and Technology segment are as follows:
•Cloud and infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.
•Application services. This represents revenue from helping clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.
•Business process outsourcing (BPO) solutions. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.
•Technology. This represents revenue from designing and developing software operating environments and related applications for high-intensity enterprise computing, including the procurement of hardware and other related products to help clients improve security and flexibility, reduce costs and improve the efficiency of their data-center environments.
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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2020, 2019 and 2018 was $7.8 million, $5.7 million and $4.2 million, respectively. The profit on these transactions is eliminated in Corporate.
The company evaluates business segment performance based on operating income exclusive of postretirement income or expense, restructuring charges and unusual and nonrecurring items, which are included in Corporate. All other corporate and centrally incurred costs are allocated to the business segments based principally on revenue, employees, square footage or usage. See Note 20, “Segment information,” of the Notes to Consolidated Financial Statements.

Information by business segment is presented below:

(millions)	Total	Corporate	Services	Technology
2020
Customer revenue	$2,026.3	$—	$1,692.9	$333.4
Intersegment	—	(16.3)	—	16.3
Total revenue	$2,026.3	$(16.3)	$1,692.9	$349.7
Gross profit percent	23.8%		16.5%	65.0%
Operating profit percent	4.3%		0.7%	40.8%

2019
Customer revenue	$2,222.8	$—	$1,892.7	$330.1
Intersegment	—	(15.2)	—	15.2
Total revenue	$2,222.8	$(15.2)	$1,892.7	$345.3
Gross profit percent	24.0%		16.2%	69.0%
Operating profit percent	6.2%		1.1%	46.1%

2018
Customer revenue	$2,251.2	$—	$1,857.6	$393.6
Intersegment	—	(24.7)	—	24.7
Total revenue	$2,251.2	$(24.7)	$1,857.6	$418.3
Gross profit percent	26.0%		15.9%	73.0%
Operating profit percent	9.4%		0.5%	53.6%
Gross profit percent and operating income percent are as a percent of total revenue.

Customer revenue by classes of similar products or services, by segment, is presented below:

Year ended December 31 (millions)	2020	2019	Percentage Change	2018	Percentage Change
Services
Cloud & infrastructure services	$1,178.1	$1,287.2	(8.5)%	$1,225.4	5.0%
Application services	350.2	370.9	(5.6)%	381.7	(2.8)%
BPO solutions	164.6	234.6	(29.8)%	250.5	(6.3)%
Total Services	1,692.9	1,892.7	(10.6)%	1,857.6	1.9%
Technology	333.4	330.1	1.0%	393.6	(16.1)%
Total customer revenue	$2,026.3	$2,222.8	(8.8)%	$2,251.2	(1.3)%
In the Services segment, customer revenue was $1.7 billion in 2020, $1.9 billion in 2019 and $1.9 billion in 2018. Foreign currency fluctuations had a 1-percentage-point negative impact on revenue in 2020 compared with 2019. The decline in revenue in 2020 compared with 2019 was largely due to expected declines in the company’s U.K. check-processing joint venture; impacts of COVID-19, including declines in field services, travel and entertainment and volume-based BPO contracts.
Revenue from cloud & infrastructure services was $1.2 billion in 2020, down 8.5% compared with 2019. Revenue in 2019 was $1.3 billion, up 5.0% compared with 2018. Foreign currency fluctuations had a 1-percentage-point negative impact on cloud & infrastructure services revenue in the current period compared with the year-ago period.
Application services revenue decreased 5.6% in 2020 compared with 2019. Revenue in 2019 was down 2.8% from 2018. Foreign currency fluctuations had a 3-percentage-point negative impact on application services revenue in the current period compared with the year-ago period.
Business process outsourcing solutions revenue decreased 29.8% in 2020 compared with 2019. Revenue in 2019 was down 6.3% from 2018. Foreign currency fluctuations had an insignificant impact on business process outsourcing solutions revenue in the current period compared with the year-ago period. The declines were due to reductions in volumes at the company’s check-processing operations.

Services gross profit percent was 16.5% in 2020 compared with 16.2% in 2019 and 15.9% in 2018. Services operating profit percent was 0.7% in 2020 compared with 1.1% in 2019 and 0.5% in 2018. Operating profit in 2020 compared with 2019 was negatively impacted by the flow-through effect of lower revenues related to the COVID-19 impact.
In the Technology segment, customer revenue increased 1.0% to $333.4 million in 2020 compared with $330.1 million in 2019. Foreign currency translation had a 1-percentage-point negative impact on Technology revenue in 2020 compared with 2019. Technology revenue in 2019 was $330.1 million compared with $393.6 million in 2018, a decline of 16.1%. The decline in Technology revenue in 2019 compared with 2018 is principally attributable to the 2018 Topic 606 adjustment of $53.0 million described above. Excluding the Topic adjustment, Technology customer revenue declined 3.1%.
Technology gross profit percent was 65.0% in 2020 compared with 69.0% in 2019 and 73.0% in 2018. The Technology operating profit percent was 40.8% in 2020 compared with 46.1% in 2019 and 53.6% in 2018. The decrease in gross profit percent and operating profit percent in 2020 compared with 2019 was primarily due to a lower mix of higher margin software sales. Excluding the impact of the Topic 606 adjustment, 2018 gross profit percent was 69.1% and the operating profit percent was 46.9%.
New accounting pronouncements
See Note 3, “Recent accounting pronouncements and accounting changes,” of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on the company’s consolidated financial statements.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its ABL credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected cash requirements through at least the next twelve months.
Cash and cash equivalents at December 31, 2020 were $898.5 million compared with $538.8 million at December 31, 2019.
As of December 31, 2020, $326.3 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.
During 2020, cash used for operating activities was $681.2 million compared with cash provided by operations of $123.9 million in 2019. The increase in cash usage during 2020 was principally due to higher cash contributions to the company’s U.S. qualified defined benefit pension plans, discussed above.
Cash provided by investing activities in 2020 was $1,041.6 million compared with cash usage of $158.2 million in 2019. On March 13, 2020, the company sold its U.S. Federal business and received net cash proceeds of $1,162.9 million (net of working capital adjustments and transaction costs). Net proceeds of investments were $9.3 million in 2020 compared with net proceeds of $2.8 million in 2019. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $27.7 million in 2020 compared with $38.0 million in 2019, capital additions of outsourcing assets were $30.1 million in 2020 compared with $48.8 million in 2019 and the investment in marketable software was $72.3 million in 2020 compared with $73.0 million in 2019.
Cash provided by financing activities during 2020 was $5.1 million compared with cash used for financing activities of $38.0 million in 2019. The increase in cash provided in 2020 is principally due to the 2019 convertible notes exchange partially offset by proceeds received from the issuance of debt as described below.
At December 31, 2020, total debt was $629.9 million compared with $579.4 million at December 31, 2019. The increase is primarily due to the issuance of the 6.875% senior secured notes, offset in part by the redemption of the 10.750%, both of which are described below.
On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the 2022 Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the 2022 Notes redeemed plus accrued, but unpaid interest, to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million principal amount due, $23.65 million call premium and $23.65 million of accrued interest through April 14, 2020. As a result, the company recorded a debt extinguishment charge in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the 2022 Notes.

On October 29, 2020, the company issued $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes will pay interest semiannually on May 1 and November 1, commencing on May 1, 2021, and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I, each a Delaware corporation that is directly or indirectly owned by the company (the subsidiary guarantors).
The 2027 Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the company and its subsidiary guarantors and senior in right of payment to any future subordinated debt of the company and its subsidiary guarantors. The 2027 Notes and the related guarantees are structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the subsidiaries of the company that are not subsidiary guarantors. The 2027 Notes and the guarantees will be secured by liens on substantially all assets of the company and the subsidiary guarantors, other than certain excluded assets (the collateral). The liens securing the 2027 Notes on certain ABL collateral will be subordinated to the liens on ABL collateral in favor of the ABL secured parties and, in the future, the liens securing the 2027 Notes may be subordinated to liens on the collateral securing certain permitted first lien debt, subject to certain limitations and permitted liens.
The company may, at its option, redeem some or all of the 2027 Notes at any time on or after November 1, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture, plus accrued and unpaid interest, if any.
Prior to November 1, 2023 the company may, at its option, redeem some or all of the 2027 Notes at any time, at a price equal to 100% of the principal amount of the 2027 Notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 40% of the 2027 Notes at any time prior to November 1, 2023, using the proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any. On or after November 1, 2023, the company may, on any one or more occasions, redeem all or a part of the 2027 Notes at specified redemption premiums, declining to par for any redemptions on or after November 1, 2025.
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
If the company experiences certain kinds of changes of control (as defined in the indenture), it will be required to offer to repurchase the 2027 Notes at 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest as of the repurchase date, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase the 2027 Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2027 Notes to be due and payable immediately.
Contemporaneously with the issuance of the 2027 Notes, the company and the subsidiary guarantors entered into an amendment and restatement of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The amendment and restatement extended the maturity from October 2022 to October 29, 2025 and modified certain other terms and covenants. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2020, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $112.9 million net of letters of credit issued.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restarted ABL Credit Facility) to cash settle the amount of such pension payments, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.

The Amended and Restated ABL Credit Facility is guaranteed by the subsidiary guarantors and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the credit facility.
The company is required to maintain a minimum fixed charge coverage ratio if the availability under the Amended and Restated ABL Credit Facility falls below the greater of 10% of the lenders’ commitments under the facility and $14.5 million.
The Amended and Restated ABL Credit Facility contains customary representations and warranties, including, but not limited to, that there has been no material adverse change in the company’s business, properties, operations or financial condition. The Amended and Restated ABL Credit Facility includes restrictions on the ability of the company and its subsidiaries to, among other things, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, repurchase its equity, and prepay other debt. These restrictions are subject to several important limitations and exceptions. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million, subject to relevant cure periods, as applicable.
On November 25, 2020, the company gave notice to the holders of its 2021 Notes that it had elected to satisfy its conversion obligation in respect of such conversion by the combination settlement method, whereby the company shall pay and deliver to the converting holders in respect of each $1,000 principal amount of the 2021 Notes being converted a settlement amount equal to the sum of $1,000 plus shares of the company’s common stock. Assuming that all of the holders of the 2021 Notes convert their 2021 Notes into shares of the company’s common stock, in March of 2021, the company will deliver to the note holders $84.2 million of cash and approximately 4.6 million shares of the company’s common stock. The company estimates that it will receive approximately 1.2 million shares upon exercise of the capped call transactions; therefore, the number of outstanding shares of common stock will increase by approximately 3.4 million shares.
At December 31, 2020, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
At December 31, 2020, the company had outstanding standby letters of credit and surety bonds totaling approximately $191 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
As described more fully in Note 4, “Cost-reduction actions,” Note 5, “Leases and commitments” and Note 15, “Debt,” of the Notes to Consolidated Financial Statements, at December 31, 2020, the company had certain cash obligations, which are due as follows:

(millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (including current portion)	$638.8	$103.6	$34.7	$12.6	$487.9
Interest payments on debt	249.9	40.0	72.1	68.9	68.9
Operating leases	108.2	40.8	53.2	13.4	0.8
Work-force reductions	55.9	40.7	15.2	—	—
Total	$1,052.8	$225.1	$175.2	$94.9	$557.6
As described in Note 17, “Employee plans,” of the Notes to Consolidated Financial Statements, in 2021, the company expects to make cash contributions of approximately $250.6 million to its worldwide defined benefit pension plans, which are comprised of a voluntary contribution of $200.0 million for the company’s U.S. qualified defined benefit pension plans and $50.6 million primarily for international defined benefit pension plans.
In January of 2021, the company signed an agreement with an insurance company to purchase a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action is expected to result in a first quarter 2021 one-time, non-cash, pre-tax settlement charge of approximately $158 million.
In late February or early March of 2021, the company’s Swiss subsidiary is expected to complete the transfer of its defined benefit pension plan to a multi-employer collective foundation. This is expected to result in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer requires a one-time additional contribution of approximately $10 million to the Swiss plan. This action is expected to result in a first quarter 2021 one-time, non-cash, pre-tax settlement charge of approximately $29 million.
In late March 2021, the company expects its Netherlands subsidiary to complete the transfer of its defined benefit pension plan from a single-client circle to a multi-client circle within a multi-employer general pension fund. This will result in removing the plan’s projected benefit obligations and assets, valued at approximately $550 million and $620 million, respectively, from the company’s balance sheet. This action is expected to result in a first quarter 2021 one-time, non-cash pre-tax settlement charge of approximately $186 million.
In January 2021, the company decided to make a number of changes to its organizational structure to more effectively address evolving client needs. With these changes, the company revised its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020. The company’s reportable segments will be as follows: Digital Workplace Services, which will provide services and IP-led solutions that support clients’ employees’ productivity, satisfaction and ability to securely work anywhere, any time; Cloud & Infrastructure, which will provide hybrid and multi-cloud solutions in select markets to accelerate innovation and increase efficiency of our clients’ businesses; ClearPath Forward®, which will provide server systems and operating system software and services that are secure, innovative, and reliable for mission-critical processing; and Other, which is principally comprised of business processing outsourcing (BPO) solutions, which will provide management of critical processes and functions for clients in select industries, helping them improve performance and reduce costs. These changes will be reflected prospectively, with comparable prior period data, in the company’s first quarter 2021 Form 10-Q.
The company maintains a shelf registration statement with the Securities and Exchange Commission, which expires in June of 2021, that covers the offer and sale of up to $700.0 million of debt or equity securities. The company expects to replace the current shelf registration statement before it expires with a new shelf registration statement. Subject to the company’s ongoing compliance with securities laws, the company may offer and sell debt and equity securities from time to time under the shelf registration statement. In addition, from time to time the company has explored, and expects to continue to explore, a variety of debt and equity sources to fund its liquidity and capital needs.
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
At December 31, 2020 and 2019, the company had deferred tax assets in excess of deferred tax liabilities of $1,380.8 million and $1,617.8 million, respectively. For the reasons cited below, at December 31, 2020 and 2019, management determined that it is more likely than not that $109.3 million and $93.1 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,271.5 million and $1,524.7 million, respectively.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2020 is approximately $346.1 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2021, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 6.07%, and on the company’s non-U.S. plan assets will be 3.30%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $9 million and $5 million, respectively, in 2021 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2020, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $3.85 billion and the fair value was $3.71 billion.
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2020, the company determined this rate to be 2.85% for its U.S. defined benefit pension plans, a decrease of 68 basis points from the rate used at December 31, 2019, and 1.23% for the company’s non-U.S. defined benefit pension plans, a decrease of 59 basis points from the rate used at December 31, 2019. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2021 pension expense of approximately $2 million and $100 thousand, respectively, and a change of approximately $107 million and $137 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans, that period is approximately 16 and 23 years, respectively. At December 31, 2020, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans was $2.35 billion and $1.13 billion, respectively.
For the year ended December 31, 2020, the company recognized consolidated pension expense of $235.3 million, compared with $92.7 million for the year ended December 31, 2019. For 2021, the company expects to recognize pension expense of approximately $418.6 million, which includes estimated settlement charges of $373 million related to plans in the Netherlands, the United States and Switzerland of $186 million, $158 million and $29 million, respectively. See Note 17, “Employee plans,” of the Notes to Consolidated Financial Statements.
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

The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method used is the discounted cash flow method. The company starts with a forecast of all expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then a reporting unit-specific discount rate is applied to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, long-term growth rate and the discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates and operating margins. The discount rate in turn is based on various market factors and specific risk characteristics of each reporting unit.
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
Goodwill by reporting unit at December 31, 2020, was as follows (dollars in millions):

Reporting unit	Carrying Value
Business process outsourcing	$10.3
Technology	98.3
Total	$108.6
As a result of the impairment review, the company concluded that none of its goodwill was impaired as of December 31, 2020, and does not believe that any of its reporting units are at risk of failing the impairment test since all reporting unit fair values were substantially in excess of carrying value as of the last impairment test.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In general, the company’s long-term debt is fixed rate and, to the extent it has any, its short-term debt is variable rate. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements for components of the company’s debt. The company believes that the market risk assuming a hypothetical 10% increase in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.
Market risk
As of December 31, 2020, the company had outstanding $476.9 million ($485.0 million face value) of senior secured notes due 2027 and $83.6 million ($84.2 million face value) of convertible senior notes due 2021. The interest rates on these notes are fixed and therefore do not expose the company to risk related to rising interest rates. As of December 31, 2020, the fair value of the senior secured notes due 2027 was $532.3 million. As of December 31, 2020, the fair value of the convertible senior notes was $169.8 million. In connection with the offering of the convertible senior notes, the company paid $27.3 million to purchase a capped call covering approximately 21.9 million shares of the company’s common stock. If the price per share of the company’s common stock is below $9.76, these capped call transactions would provide no benefit from potential dilution. If the price per share of the company’s common stock is above $12.75, then to the extent of the excess, these capped call transactions would result in no additional benefit for potential dilution at conversion. As a result of the convertible note exchange in August 2019, the company unwound a pro rata portion of the capped call transactions and received proceeds of $7.2 million. Following the convertible note exchange, the capped call transactions remaining cover approximately 8.6 million shares of the company’s common stock. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements.
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
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2020 and 2019, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $50 million and $44 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the company’s 2020 consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The Board of Directors, through its Audit and Finance Committee, which is composed entirely of independent directors, oversees management’s responsibilities in the preparation of the financial statements and selects the independent registered public accounting firm, subject to stockholder ratification. The Audit and Finance Committee meets regularly with the independent registered public accounting firm, representatives of management, and the internal auditors to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, the internal auditors and representatives of PricewaterhouseCoopers LLP have full access to meet with the Audit and Finance Committee, with or without management representatives present, to discuss the results of their audits and their observations on the adequacy of internal controls and the quality of financial reporting.

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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2020, based on the specified criteria.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2020, as stated in its report that appears herein.

/s/ Peter A. Altabef	/s/ Michael M. Thomson
Peter A. Altabef	Michael M. Thomson
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Unisys Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Unisys Corporation and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of income (loss), comprehensive income (loss), deficit and cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2020 listed under Item 15(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 of the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of the U.S. and Certain International Defined Benefit Pension Plan Obligations
As described in Notes 1 and 17 to the consolidated financial statements, the Company’s consolidated defined benefit pension plan obligation was $8,013 million as of December 31, 2020. Additionally, the Company recorded settlement losses associated with U.S. pension plans of $142 million for the year ended December 31, 2020. Management develops the actuarial assumptions used by its U.S. and international defined benefit pension plan obligations based upon the circumstances of each particular plan. The determination of the defined benefit pension plan obligations requires the use of estimates. Management’s significant assumption used in the determination of the defined benefit pension plan obligations, and settlement losses associated with respect to the U.S. pension plans, is the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the U.S. and certain international defined benefit pension plan obligations is a critical audit matter are the (i) significant judgment by management to determine the defined benefit pension plan obligations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumption related to the discount rates; (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the U.S. and certain international defined benefit pension plan obligations, including controls over the Company’s methods, significant assumption, and data. These procedures also included, among others, testing the completeness, accuracy and relevance of the underlying data used in developing the estimate, and the involvement of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of the actuarial methods used to estimate the defined benefit pension plan obligations, and (ii) evaluating the reasonableness of management’s significant assumption related to the discount rate. Evaluating the reasonableness of management’s significant assumption related to the discount rate included (i) developing an independent range of discount rates for each U.S. and certain international defined benefit pension plan obligations based on publicly available market data for high-quality, fixed income investments, and (ii) comparing management’s discount rate to the independently developed range to evaluate the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Unisys Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Unisys Corporation and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and deficit for each of the years in the two‑year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2008 to 2020.

Philadelphia, Pennsylvania
February 28, 2020, except for Note 2, as to which the date is February 26, 2021

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Millions, except per share data)

Year ended December 31,	2020	2019	2018
Revenue
Services	$1,692.9	$1,892.7	$1,857.6
Technology	333.4	330.1	393.6
	2,026.3	2,222.8	2,251.2
Costs and expenses
Cost of revenue:
Services	1,429.4	1,590.6	1,567.8
Technology	113.9	98.2	99.1
	1,543.3	1,688.8	1,666.9
Selling, general and administrative	369.4	364.8	340.3
Research and development	26.6	31.3	31.9
	1,939.3	2,084.9	2,039.1
Operating income	87.0	137.9	212.1
Interest expense	29.2	62.1	64.0
Other (expense), net	(329.6)	(136.4)	(77.1)
Income (loss) from continuing operations before income taxes	(271.8)	(60.6)	71.0
Provision for income taxes	45.4	27.7	46.0
Consolidated net income (loss) from continuing operations	(317.2)	(88.3)	25.0
Net income attributable to noncontrolling interests	0.5	3.9	3.4
Net income (loss) from continuing operations attributable to Unisys Corporation	(317.7)	(92.2)	21.6
Income from discontinued operations, net of tax	1,068.4	75.0	53.9
Net income (loss) attributable to Unisys Corporation	$750.7	$(17.2)	$75.5
Earnings (loss) per common share attributable to Unisys Corporation
Basic
Continuing operations	$(5.05)	$(1.65)	$0.42
Discontinued operations	16.98	1.34	1.06
Total	$11.93	$(0.31)	$1.48
Diluted
Continuing operations	$(5.05)	$(1.65)	$0.42
Discontinued operations	16.98	1.34	1.05
Total	$11.93	$(0.31)	$1.47
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions)

Year ended December 31,	2020	2019	2018
Consolidated net income (loss) from continuing operations	$(317.2)	$(88.3)	$25.0
Income from discontinued operations, net of tax	1,068.4	75.0	53.9
Total	751.2	(13.3)	78.9
Other comprehensive income
Foreign currency translation	49.3	24.4	(81.8)
Postretirement adjustments, net of tax of $(9.2) in 2020, $(11.3) in 2019 and $7.1 in 2018	106.9	(38.9)	33.8
Total other comprehensive income (loss)	156.2	(14.5)	(48.0)
Comprehensive income (loss)	907.4	(27.8)	30.9
Comprehensive income (loss) attributable to noncontrolling interests	7.6	(6.8)	15.7
Comprehensive income (loss) attributable to Unisys Corporation	$899.8	$(21.0)	$15.2
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions)

As of December 31,	2020	2019
Assets
Current assets
Cash and cash equivalents	$898.5	$538.8
Accounts receivable, net	460.5	417.7
Contract assets	44.3	38.4
Inventories	13.4	16.4
Prepaid expenses and other current assets	89.3	100.7
Current assets of discontinued operations	—	109.3
Total current assets	1,506.0	1,221.3
Properties	727.0	784.0
Less – Accumulated depreciation and amortization	616.5	668.0
Properties, net	110.5	116.0
Outsourcing assets, net	173.9	202.1
Marketable software, net	193.6	186.8
Operating lease right-of-use assets	79.3	71.4
Prepaid postretirement assets	187.5	136.2
Deferred income taxes	136.2	114.0
Goodwill	108.6	110.4
Restricted cash	8.2	13.0
Other long-term assets	204.1	198.9
Long-term assets of discontinued operations	—	133.9
Total assets	$2,707.9	$2,504.0
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$102.8	$13.5
Accounts payable	223.2	204.3
Deferred revenue	257.1	246.4
Other accrued liabilities	352.0	316.7
Current liabilities of discontinued operations	—	146.4
Total current liabilities	935.1	927.3
Long-term debt	527.1	565.9
Long-term postretirement liabilities	1,286.1	1,960.2
Long-term deferred revenue	137.9	147.0
Long-term operating lease liabilities	62.4	56.0
Other long-term liabilities	71.4	47.6
Long-term liabilities of discontinued operations	—	28.3
Commitments and contingencies (see note 18)
Deficit:
Common stock, par value $.01 per share (150.0 million shares authorized; 66.8 million shares and 65.9 million shares issued)	0.7	0.7
Accumulated deficit	(960.5)	(1,711.2)
Treasury stock, at cost	(114.4)	(109.6)
Paid-in capital	4,656.9	4,643.3
Accumulated other comprehensive loss	(3,939.5)	(4,088.6)
Total Unisys stockholders’ deficit	(356.8)	(1,265.4)
Noncontrolling interests	44.7	37.1
Total deficit	(312.1)	(1,228.3)
Total liabilities and deficit	$2,707.9	$2,504.0
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2020	2019	2018
Cash flows from operating activities
Consolidated net income (loss) from continuing operations	$(317.2)	$(88.3)	$25.0
Income from discontinued operations, net of tax	1,068.4	75.0	53.9
Adjustments to reconcile consolidated net income (loss) to net cash (used for) provided by operating activities:
Gain on sale of U.S. Federal business	(1,060.0)	—	—
Foreign currency translation losses	36.2	11.0	7.4
Non-cash interest expense	4.6	9.2	10.5
Debt extinguishment charge	28.5	20.1	—
Employee stock compensation	14.5	13.2	13.2
Depreciation and amortization of properties	29.7	35.3	40.4
Depreciation and amortization of outsourcing assets	65.8	63.8	66.8
Amortization of marketable software	65.5	48.3	56.9
Other non-cash operating activities	(0.3)	(1.6)	(4.8)
Loss on disposal of capital assets	4.5	1.5	0.8
Gain on sale of properties	—	—	(7.3)
Postretirement contributions	(832.2)	(109.4)	(138.7)
Postretirement expense	239.2	96.6	84.1
Deferred income taxes, net	(13.4)	4.4	8.2
Changes in operating assets and liabilities:
Receivables, net and contract assets	(74.8)	(8.3)	(50.5)
Inventories	3.0	6.1	(5.5)
Other assets	5.9	9.9	(23.9)
Accounts payable and current liabilities	3.4	(114.4)	(62.2)
Other liabilities	47.5	51.5	(0.4)
Net cash (used for) provided by operating activities	(681.2)	123.9	73.9
Cash flows from investing activities
Net proceeds from sale of U.S. Federal business	1,162.9	—	—
Proceeds from investments	3,388.5	3,568.9	3,708.0
Purchases of investments	(3,379.2)	(3,566.1)	(3,722.0)
Capital additions of properties	(27.7)	(38.0)	(35.6)
Capital additions of outsourcing assets	(30.1)	(48.8)	(73.0)
Investment in marketable software	(72.3)	(73.0)	(80.7)
Net proceeds from sale of properties	—	(0.3)	19.2
Other	(0.5)	(0.9)	(0.9)
Net cash provided by (used for) investing activities	1,041.6	(158.2)	(185.0)
Cash flows from financing activities
Payments of long-term debt	(454.8)	(14.4)	(2.3)
Proceeds from issuance of long-term debt	497.3	30.5	—
Cash paid in connection with debt extinguishment	(23.7)	(56.7)	—
Issuance costs relating to long-term debt	(7.9)	—	—
Proceeds from capped call transactions	—	7.2	—
Other	(5.8)	(4.6)	(2.5)
Net cash provided by (used for) financing activities	5.1	(38.0)	(4.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10.6)	—	(24.1)
Increase (decrease) in cash, cash equivalents and restricted cash	354.9	(72.3)	(140.0)
Cash, cash equivalents and restricted cash, beginning of year	551.8	624.1	764.1
Cash, cash equivalents and restricted cash, end of year	$906.7	$551.8	$624.1
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2017	$(1,326.5)	$(1,354.7)	$0.5	$(1,963.1)	$(102.7)	$4,526.4	$(3,815.8)	$28.2
Cumulative effect adjustment - ASU No. 2014-09	(21.4)	(21.4)		(21.4)
Cumulative effect adjustment - ASU No. 2017-05	6.3	6.3		6.3
Reclassification pursuant to ASU No. 2018-02	—	—		208.7			(208.7)
Consolidated net income	78.9	75.5		75.5				3.4
Stock-based activity	11.1	11.1			(2.3)	13.4
Translation adjustments	(81.8)	(79.7)					(79.7)	(2.1)
Postretirement plans	33.8	19.4					19.4	14.4
Balance at December 31, 2018	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(13.3)	(17.2)		(17.2)				3.9
Stock-based activity	8.0	8.0	0.1		(4.6)	12.5
Debt exchange	83.9	83.9	0.1			83.8
Capped call on debt exchange	7.2	7.2				7.2
Translation adjustments	24.4	23.8					23.8	0.6
Postretirement plans	(38.9)	(27.6)					(27.6)	(11.3)
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	751.2	750.7		750.7				0.5
Stock-based activity	8.8	8.8			(4.8)	13.6
Translation adjustments	49.3	46.3					46.3	3.0
Postretirement plans	106.9	102.8					102.8	4.1
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share amounts)
Note 1 — Summary of significant accounting policies
Principles of consolidation The consolidated financial statements include the accounts of all majority-owned subsidiaries.
Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill and other long-lived assets, legal contingencies, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
The company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of estimated credit losses, contract assets, outsourcing assets, marketable software, goodwill and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial position as of December 31, 2020 resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial position in future reporting periods.
Cash and Cash equivalents Cash and cash equivalents consist of cash on hand, short-term investments purchased with an original maturity of three months or less and certificates of deposit which may be withdrawn at any time at the discretion of the company without penalty. Cash and cash equivalents subject to contractual restrictions and not readily available are classified as restricted cash.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

As of December 31,	2020	2019
Cash and cash equivalents	$898.5	$538.8
Restricted cash	8.2	13.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$906.7	$551.8
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
Outsourcing assets Costs of outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (principally initial customer setup) are deferred and expensed over the initial contract life. Fixed assets and software used in connection with outsourcing contracts are capitalized and depreciated over the shorter of the initial contract life or in accordance with the fixed asset policy described above.
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
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products. Effective January 1, 2019, the company changed the estimated revenue-producing lives of the company’s proprietary enterprise software products from three years to five years. This change in estimate was applied prospectively and resulted in a $19.8 million decrease to cost of revenue in 2019. For the company’s proprietary enterprise software products, the amortization period is five years following product release, and for the remaining products, the amortization period is three years following product release. In assessing the estimated revenue-producing lives and recoverability of the products, the company considers operating strategies, underlying technologies utilized, estimated economic life and external market factors, such as expected levels of competition, barriers to entry by potential competitors, stability in the market and governmental regulation. The company continually reassesses the estimated revenue-producing lives of the products and any change in the company’s estimate could result in the remaining amortization expense being accelerated or spread out over a longer period. As of December 31, 2020, the company believes that all unamortized costs are fully recoverable.
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
If the fair value of the reporting unit derived using the income approach is significantly different from the fair value estimate using the market approach, the company reevaluates its assumptions used in the two models. When considering the weighting between the market approach and income approach, the company gives more weighting to the income approach. The higher weighting assigned to the income approach takes into consideration that the guideline companies used in the market approach generally represent larger diversified companies relative to the reporting units and may have different long-term growth prospects, among other factors.
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
Retirement benefits Accounting rules covering defined benefit pension plans and other postretirement benefits require that amounts recognized in financial statements be determined on an actuarial basis. Management develops the actuarial assumptions used by its U.S. and international defined benefit pension plan obligations based upon the circumstances of each particular plan. The determination of the defined benefit pension plan obligations requires the use of estimates. A significant element in determining the company’s retirement benefits expense or income is the expected long-term rate of return on plan assets. This expected return is an assumption as to the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected pension benefit obligation. The company applies this assumed long-term rate of return to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in retirement benefits expense or income. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset losses or gains affects the calculated value of plan assets and, ultimately, future retirement benefits expense or income.

At December 31 of each year, the company determines the fair value of its retirement benefits plan assets as well as the discount rate to be used to calculate the present value of plan liabilities. Management’s significant assumption used in the determination of the defined benefit pension plan obligations, and settlement losses associated with respect to the U.S. pension plans, is the discount rate. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the interest rate at which the retirement benefits could be effectively settled. In estimating the discount rate, the company looks to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the retirement benefits. The company uses a portfolio of fixed-income securities, which receive at least the second-highest rating given by a recognized ratings agency.
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
In outsourcing contracts, including managed services, application management, business process outsourcing and other cloud-based services arrangements, the arrangement generally consists of a single performance obligation comprised of services that are substantially the same and that have the same pattern of transfer. The company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided either on a straight-line basis or on a usage basis, depending on the terms of the arrangement (such as whether the company is standing ready to perform or whether the contract has usage-based metrics). This results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.
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
The company discloses disaggregation of its customer revenue by geographic areas and by classes of similar products and services, by segment (see Note 20).
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
Income taxes Income taxes are based on income before taxes for financial reporting purposes and reflect a current tax liability for the estimated taxes payable in the current-year tax returns and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The company releases the income tax effects of deferred tax balances that have a valuation allowance from accumulated other comprehensive income once the reason the tax effects were established ceases to exist (e.g., a postretirement plan is liquidated). The company recognizes penalties and interest accrued related to income tax liabilities in provision for income taxes in its consolidated statements of income.
The company treats the global intangible low-taxed income tax, or GILTI, as a period cost when included in U.S. taxable income, and the base erosion and anti-abuse tax, or BEAT, as a period cost when incurred.
Translation of foreign currency The local currency is the functional currency for most of the company’s international subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income (loss). Exchange gains and losses on intercompany balances are reported in other expense, net.
For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from translation are included in other expense, net.
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its derivatives (see Note 12), long-term debt (see Note 15), and to its postretirement plan assets (see Note 17).
Note 2 — Discontinued Operations
On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for cash of $1.2 billion. Net cash proceeds of the sale was $1,162.9 million (net of working capital adjustments and transaction costs). The company’s consolidated financial statements have been retroactively reclassified to report the U.S. Federal business as discontinued operations. As a result, all items relating to the business within the consolidated statements of income (loss) have been reported as income from discontinued operations, net of tax, and all items relating to the business within the consolidated balance sheets have been reported as either assets or liabilities of discontinued operations. In addition, all items related to the business within the relevant notes to the consolidated financial statements have been recast to reflect the effects of the discontinued operations. Depreciation, amortization, capital expenditures, and significant noncash operating and investing activities related to the U.S. Federal business were immaterial for all periods presented.
The results of the U.S. Federal business discontinued operations were as follows:

Year ended December 31,	2020*	2019	2018
Revenue	$149.5	$725.9	$573.8
Income (loss)
Operations	8.4	100.3	72.2
Gain on sale	1,060.7	—	—
	1,069.1	100.3	72.2
Income tax provision	0.7	25.3	18.3
Income from discontinued operations, net of tax	$1,068.4	$75.0	$53.9
* Includes results of operations through the March 13, 2020 closing date.
Note 3 — Recent accounting pronouncements and accounting changes
Effective January 1, 2020, the company adopted ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract which clarifies the accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The company adopted the new guidance on a prospective basis and the adoption did not have a material impact on its consolidated results of operations and financial position.

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
Note 4 — Cost-reduction actions
During 2020, the company recognized cost-reduction charges and other costs of $95.5 million. The charges (credits) related to work-force reductions were $25.5 million, principally related to severance costs, and were comprised of: (a) a charge of $39.0 million and (b) a credit of $13.5 million for changes in estimates. In addition, the company recorded charges of $70.0 million comprised of $32.3 million for foreign currency losses related to exiting foreign countries, $24.0 million for asset impairments and $13.7 million for other expenses related to the cost-reduction effort.
During 2019, the company recognized cost-reduction charges and other costs of $28.7 million. The charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $25.7 million and (b) a credit of $3.6 million for changes in estimates. In addition, the company recorded charges of $6.6 million comprised of $4.6 million for lease abandonment costs, $1.1 million for asset write-offs and $0.9 million for other expenses related to the cost-reduction effort.
During 2018, the company recognized cost-reduction charges and other costs of $19.7 million. The charges related to work-force reductions were $19.0 million, principally related to severance costs, and were comprised of: (a) a charge of $27.7 million and (b) a credit of $8.7 million for changes in estimates. In addition, the company recorded a charge of $0.7 million for changes in estimates related to idle leased facilities costs.
The charges (credits) were recorded in the following statement of income classifications:

Year ended December 31,	2020	2019	2018
Cost of revenue
Services	$22.2	$10.8	$18.1
Technology	—	0.2	—
Selling, general and administrative	38.5	15.5	1.6
Research and development	2.5	2.2	—
Other (expenses), net	32.3	—	—
Total	$95.5	$28.7	$19.7

Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2017	$113.5	$3.9	$109.6
Additional provisions	27.7	5.2	22.5
Payments	(42.4)	(3.1)	(39.3)
Changes in estimates	(8.7)	0.1	(8.8)
Translation adjustments	(3.9)	—	(3.9)
Balance at December 31, 2018	86.2	6.1	80.1
Additional provisions	25.7	4.6	21.1
Payments	(57.7)	(4.0)	(53.7)
Changes in estimates	(3.6)	(1.5)	(2.1)
Translation adjustments	(0.8)	—	(0.8)
Balance at December 31, 2019	49.8	5.2	44.6
Additional provisions	39.0	13.8	25.2
Payments	(21.5)	(3.2)	(18.3)
Changes in estimates	(13.5)	(2.7)	(10.8)
Translation adjustments	2.1	—	2.1
Balance at December 31, 2020	$55.9	$13.1	$42.8

Expected future payments on balance at December 31, 2020:
In 2021	$40.7	$13.1	$27.6
Beyond 2021	15.2	—	15.2

Note 5 — Leases and commitments
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
The components of lease expense are as follows:

Year ended December 31,	2020	2019
Operating lease cost	$42.3	$37.9
Finance lease cost
Amortization of right-of-use assets	1.7	1.6
Interest on lease liabilities	0.2	0.3
Total finance lease cost	1.9	1.9
Short-term lease costs	1.4	0.6
Variable lease cost	10.3	13.7
Sublease income	(12.1)	(0.7)
Total lease cost	$43.8	$53.4

Effective January 1, 2019, the Company adopted ASU 2016-02. Prior-period results were not restated. Rental expense and income from subleases for the year ended December 31, 2018, prior to the adoption of ASU 2016-02 were as follows:

Year ended December 31,	2018
Rental expense, less income from subleases	$55.5
Income from subleases	$3.1

Supplemental balance sheet information related to leases is as follows:

As of December 31,	2020	2019
Operating Leases
Operating lease right-of-use assets	$79.3	$71.4
Other accrued liabilities	37.1	34.1
Long-term operating lease liabilities	62.4	56.0
Total operating lease liabilities	$99.5	$90.1

Finance Leases
Outsourcing assets, net	$2.9	$4.6
Current maturities of long-term debt	2.4	1.8
Long-term debt	3.1	3.5
Total finance lease liabilities	$5.5	$5.3

Weighted-Average Remaining Lease Term (in years)
Operating leases	2.3	3.4
Finance leases	2.0	3.0

Weighted-Average Discount Rate
Operating leases	6.4%	6.4%
Finance leases	5.2%	5.0%

Supplemental cash flow information related to leases is as follows:

Years ended December 31,	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$41.6	$42.1
Cash payments for finance leases included in financing activities	1.8	1.7
Cash payments for finance lease included in operating activities	0.2	0.3

ROU assets obtained in exchange for lease obligations are as follows:

Years ended December 31,	2020	2019
Operating leases	$40.9	$17.4
Finance leases	—	1.5

Maturities of lease liabilities as of December 31, 2020 are as follows:

Year	Finance Leases	Operating Leases
2021	$2.6	$40.8
2022	2.0	33.6
2023	0.7	19.6
2024	0.4	9.0
2025	—	4.4
Thereafter	—	0.8
Total lease payments	5.7	108.2
Less imputed interest	0.2	8.7
Total	$5.5	$99.5

For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. These amounts were immaterial for all periods presented. As of December 31, 2020, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2021	$14.9
2022	26.5
2023	16.4
2024	16.6
2025	10.1
Thereafter	3.2
Total	$87.7

Other Commitments
At December 31, 2020, the company had outstanding standby letters of credit and surety bonds totaling approximately $191 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2020, the company had deposits and collateral of approximately $8 million in other long-term assets, principally related to tax contingencies in Brazil.
Note 6 — Other (expense), net
Other (expense), net is comprised of the following:

Year ended December 31,	2020	2019	2018
Postretirement expense*	$(235.9)	$(93.3)	$(80.3)
Debt extinguishment charge	(28.5)	(20.1)	—
Foreign exchange losses**	(36.2)	(10.4)	(5.9)
Environmental costs and other, net	(29.0)	(12.6)	9.1
Total other expense, net	$(329.6)	$(136.4)	$(77.1)
*Includes $142.1 million settlement charge in 2020 related to the U.S. defined benefit pension plans.
**Includes $32.3 million for foreign currency losses in 2020 related to substantial completion of liquidation of foreign subsidiaries.

Note 7 — Income taxes
Following is the total income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes.

Year ended December 31,	2020	2019	2018
Income (loss) from continuing operations before income taxes
United States	$(316.3)	$(148.4)	$(125.8)
Foreign	44.5	87.8	196.8
Total income (loss) before income taxes from continuing operations	$(271.8)	$(60.6)	$71.0
Provision (benefit) for income taxes
Current
United States	$7.3	$(17.7)	$(13.6)
Foreign	51.5	41.0	51.4
Total	58.8	23.3	37.8
Deferred
Foreign	(13.4)	4.4	8.2
Total provision for income taxes	$45.4	$27.7	$46.0

Following is a reconciliation of the provision (benefit) for income taxes at the United States statutory tax rate to the provision for income taxes as reported:

Year ended December 31,	2020	2019	2018
United States statutory income tax provision (benefit)	$(57.1)	$(12.7)	$14.9
Income and losses for which no provision or benefit has been recognized	78.6	23.9	19.1
Foreign rate differential and other foreign tax expense	5.9	3.2	9.5
Income tax withholdings	16.8	17.6	19.3
Permanent items	0.8	(2.5)	(5.0)
Enacted rate changes	(4.0)	0.5	(2.3)
Change in uncertain tax positions	3.6	0.2	(1.2)
Change in valuation allowances due to changes in judgment	2.9	(2.3)	(5.9)
Income tax credits, U.S.	(2.1)	(0.2)	(2.4)
Provision for income taxes	$45.4	$27.7	$46.0

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2020	2019
Deferred tax assets
Tax loss carryforwards	$795.2	$841.1
Postretirement benefits	253.0	434.4
Foreign tax credit carryforwards	201.3	211.5
Other tax credit carryforwards	29.2	30.3
Deferred revenue	31.1	42.8
Employee benefits and compensation	25.3	31.2
Purchased capitalized software	24.1	31.2
Depreciation	28.2	28.1
Warranty, bad debts and other reserves	10.5	5.9
Capitalized costs	8.1	7.1
Other	52.0	27.9
	1,458.0	1,691.5
Valuation allowance	(1,271.5)	(1,524.7)
Total deferred tax assets	$186.5	$166.8
Deferred tax liabilities
Capitalized research and development	$47.4	$44.7
Other	29.8	29.0
Total deferred tax liabilities	$77.2	$73.7
Net deferred tax assets	$109.3	$93.1
During 2020, the company’s valuation allowance declined by $253.2 million principally due to the recognition of a net income tax benefit of $189.0 million including net tax expense of $2.9 million, expired net operating losses/tax credits of $28.9 million, translation adjustments of $(20.9) million and other activity of $56.2 million.
At December 31, 2020, the company has tax effected tax loss carryforwards as follows:

As of December 31,	2020
U.S. Federal	$317.6
State and local	200.1
Foreign	277.5
Total tax loss carryforwards	$795.2
These carryforwards will expire as follows:

Year
2021	$15.7
2022	17.5
2023	13.6
2024	11.9
2025	13.2
Thereafter	723.3
Total	$795.2

The company also has available tax credit carryforwards, which will expire as follows:

Year
2021	$55.9
2022	38.1
2023	27.0
2024	22.5
2025	20.7
Thereafter	66.3
Total	$230.5
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
Under U.S. tax law, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As the company currently intends to indefinitely reinvest the earnings of certain foreign subsidiaries, no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries. The unrecognized deferred income tax liability at December 31, 2020 approximated $26.6 million.
Cash paid for income taxes, net of refunds was as follows:

Year ended December 31,	2020	2019	2018
Cash paid for income taxes, net of refunds	$24.7	$37.6	$39.1

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2020	2019	2018
Balance at January 1	$25.6	$18.9	$27.9
Additions based on tax positions related to the current year	8.5	11.1	2.6
Changes for tax positions of prior years	(0.7)	(0.6)	(6.1)
Reductions as a result of a lapse of applicable statute of limitations	(2.3)	(2.3)	(2.4)
Settlements	(1.8)	(1.1)	(1.5)
Changes due to foreign currency	1.6	(0.4)	(1.6)
Balance at December 31	$30.9	$25.6	$18.9
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income. At December 31, 2020 and 2019, the company had an accrual of $3.9 million and $3.0 million, respectively, for the payment of penalties and interest.
At December 31, 2020, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $2.3 million related to a statute of limitation expiration; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Several U.S. state and foreign income tax audits are in process. The company is under an audit in India, for which years prior to 2007 are closed. For the most significant jurisdictions outside the U.S., the audit periods through 2015 are closed for Brazil, and the audit periods through 2016 are closed for the United Kingdom. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2020 is approximately $346.1 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

Note 8 — Earnings per common share
The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three years ended December 31, 2020 (shares in thousands).

Year ended December 31,	2020	2019	2018
Basic earnings (loss) per common share computation:
Net income (loss) from continuing operations attributable to Unisys Corporation	$(317.7)	$(92.2)	$21.6
Income from discontinued operations, net of tax	1,068.4	75.0	53.9
Net income (loss) attributable to Unisys Corporation	$750.7	$(17.2)	$75.5

Weighted average shares	62,932	55,961	50,946

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(5.05)	$(1.65)	$0.42
Discontinued operations	16.98	1.34	1.06
Total	$11.93	$(0.31)	$1.48

Diluted earnings (loss) per common share computation:
Net income (loss) from continuing operations attributable to Unisys Corporation	$(317.7)	$(92.2)	$21.6
Add interest expense on convertible senior notes, net of tax of zero	—	—	—
Net income (loss) from continuing operations attributable to Unisys Corporation for diluted earnings per share	(317.7)	(92.2)	21.6
Income from discontinued operations, net of tax	1,068.4	75.0	53.9
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$750.7	$(17.2)	$75.5

Weighted average shares	62,932	55,961	50,946
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	541
Convertible senior notes	—	—	—
Adjusted weighted average shares	62,932	55,961	51,487

Diluted earnings (loss) per common share attributable to Unisys Corporation
Continuing operations	$(5.05)	$(1.65)	$0.42
Discontinued operations	16.98	1.34	1.05
Total	$11.93	$(0.31)	$1.47

Anti-dilutive weighted-average stock options and restricted stock units(i)	579	1,393	1,226
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i) (see Note 15)	3,425	16,578	21,868
(i)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 9 — Accounts receivable
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

Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $63.3 million and $60.8 million at December 31, 2020 and 2019, respectively.
The allowance for doubtful accounts, which is reported as a deduction from accounts receivable, was $9.2 million and $11.8 million at December 31, 2020 and 2019, respectively. The provision for doubtful accounts, which is reported in selling, general and administrative expenses in the consolidated statements of income, was (income) expense of $(0.3) million, $(1.6) million and $(5.1) million, in 2020, 2019 and 2018, respectively.
Note 10 — Contract assets and deferred revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

As of December 31,	2020	2019
Contract assets - current	$44.3	$38.4
Contract assets - long-term(i)	20.7	21.6
Deferred revenue - current	(257.1)	(246.4)
Deferred revenue - long-term	(137.9)	(147.0)
(i)Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes in the above contract asset and liability balances were as follows:

Year ended December 31,	2020	2019
Revenue recognized that was included in deferred revenue at the beginning of the period	$236.1	$270.1
Note 11 — Capitalized contract costs
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
Deferred commissions were as follows:

As of December 31,	2020	2019
Deferred commissions	$8.7	$9.1
Amortization expense related to deferred commissions was as follows:

Year ended December 31,	2020	2019	2018
Deferred commissions - amortization expense(i)	$3.2	$3.1	$6.5
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
Costs to fulfill a contract were as follows:

As of December 31,	2020	2019
Costs to fulfill a contract	$74.4	$75.8
Amortization expense related to costs to fulfill a contract was as follows:

Year ended December 31,	2020	2019	2018
Costs to fulfill a contract - amortization expense	$27.5	$24.2	$21.7
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 12 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2020 and 2019, the notional amount of these contracts was $588.5 million and $437.0 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

As of December 31,	2020	2019
Balance Sheet Location
Prepaid expenses and other current assets	$1.4	$2.1
Other accrued liabilities	1.0	0.1
Total fair value	$0.4	$2.0

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts.

Year Ended December 31,	2020	2019	2018
Statement of Income Location
Other (expense), net	$7.6	$1.7	$(14.2)
Financial instruments also include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2020 and 2019, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates market value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2020 and 2019, the company had no significant concentrations of credit risk with any one customer. At December 31, 2020 and 2019, the carrying amount of cash and cash equivalents approximated fair value.
Note 13 — Properties
Properties comprise the following:

As of December 31,	2020	2019
Land	$2.3	$2.3
Buildings	63.5	63.5
Machinery and office equipment	466.7	521.5
Internal-use software	171.2	161.8
Rental equipment	23.3	34.9
Total properties	$727.0	$784.0

Note 14 — Goodwill
During the fourth quarter of 2020, the company performed its annual impairment test of goodwill for all of its reporting units. The fair values of each of the reporting units exceeded their carrying values; therefore, no goodwill impairment was required.
At December 31, 2020, the amount of goodwill allocated to reporting units with negative net assets was as follows: Business Process Outsourcing Services, $10.3 million.

Changes in the carrying amount of goodwill by segment were as follows:

	Total	Services	Technology
Balance at December 31, 2018	$111.0	$10.9	$100.1
Translation adjustments	(0.6)	(0.6)	—
Balance at December 31, 2019	110.4	10.3	100.1
Translation adjustments	(1.8)	—	(1.8)
Balance at December 31, 2020	$108.6	$10.3	$98.3

Note 15 — Debt
Long-term debt is comprised of the following:

As of December 31,	2020	2019
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $8.1 million at December 31, 2020)	$476.9	$—
5.50% convertible senior notes due March 1, 2021 (Face value of $84.2 million less unamortized discount and issuance costs of $0.6 million and $4.2 million at December 31, 2020 and 2019, respectively)	83.6	80.0
10.75% senior secured notes ($440.0 million face value less unamortized issuance costs of $5.5 million at December 31, 2019)	—	434.5
Finance leases	5.5	5.3
Other debt	63.9	59.6
Total	629.9	579.4
Less – current maturities	102.8	13.5
Total long-term debt	$527.1	$565.9
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt.

As of December 31,	2020	2019
6.875% senior secured notes due November 1, 2027	$532.3	$—
5.50% convertible senior notes due March 1, 2021	169.8	115.8
10.75% senior secured notes	—	474.2
The company’s principal sources of liquidity are cash on hand, cash from operations and its Amended and Restated ABL Credit Facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
At December 31, 2020, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
Maturities of long-term debt, including finance leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Finance Leases
2021	$102.8	$100.4	$2.4
2022	18.2	16.2	2.0
2023	16.5	15.8	0.7
2024	9.8	9.4	0.4
2025	2.8	2.8	—
Thereafter	479.8	479.8	—
Total	$629.9	$624.4	$5.5

Cash paid for interest and capitalized interest expense was as follows:

Year ended December 31,	2020	2019	2018
Cash paid for interest	$32.9	$61.5	$59.5
Capitalized interest expense	$4.6	$6.6	$6.0
Senior Secured Notes due 2027
On October 29, 2020, the company issued $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes will pay interest semiannually on May 1 and November 1, commencing on May 1, 2021, and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc., and Unisys AP Investment Company I, each a Delaware corporation that is directly or indirectly owned by the company (the subsidiary guarantors).
The 2027 Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the company and its subsidiary guarantors and senior in right of payment to any future subordinated debt of the company and its subsidiary guarantors. The 2027 Notes and the related guarantees are structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the subsidiaries of the company that are not subsidiary guarantors. The 2027 Notes and the guarantees will be secured by liens on substantially all assets of the company and the subsidiary guarantors, other than certain excluded assets (the collateral). The liens securing the 2027 Notes on certain ABL collateral will be subordinated to the liens on ABL collateral in favor of the ABL secured parties and, in the future, the liens securing the 2027 Notes may be subordinated to liens on the collateral securing certain permitted first lien debt, subject to certain limitations and permitted liens.
The company may, at its option, redeem some or all of the 2027 Notes at any time on or after November 1, 2020 at a redemption price determined in accordance with the redemption schedule set forth in the indenture, plus accrued and unpaid interest, if any.
Prior to November 1, 2023 the company may, at its option, redeem some or all of the 2027 Notes at any time, at a price equal to 100% of the principal amount of the 2027 Notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 40% of the 2027 Notes at any time prior to November 1, 2023, using the proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any. On or after November 1, 2023, the company may, on any one or more occasions, redeem all or a part of the 2027 Notes at specified redemption premiums, declining to par for any redemptions on or after November 1, 2025.
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
If the company experiences certain kinds of changes of control (as defined in the indenture), it will be required to offer to repurchase the 2027 Notes at 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest as of the repurchase date, if any. In addition, if the company sells assets under certain circumstances it must apply the proceeds towards an offer to repurchase the 2027 Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2027 Notes to be due and payable immediately.
Interest expense related to the 2027 Notes is comprised of the following:

Year ended December 31,	2020
Contractual interest coupon	$5.7
Amortization of issuance costs	0.2
Total	$5.9
Senior Secured Notes due 2022
On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the 2022 Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the

2022 Notes redeemed plus accrued but unpaid interest to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million of principal amount due, $23.65 million of call premium and $23.65 million of accrued interest through April 14, 2020. The company recorded a loss on debt extinguishment in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the 2022 Notes.
Interest expense related to the 2022 Notes is comprised of the following:

Year ended December 31,	2020	2019	2018
Contractual interest coupon	$13.8	$47.3	$47.3
Amortization of issuance costs	0.7	2.4	2.4
Total	$14.5	$49.7	$49.7
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
On November 25, 2020, the company gave notice to the holders of its 2021 Notes that it had elected to satisfy its conversion obligation in respect of such conversion by the combination settlement method, whereby the company shall pay and deliver to the converting holders in respect of each $1,000 principal amount of the 2021 Notes being converted a settlement amount equal to the sum of $1,000 plus shares of the company’s common stock. Assuming that all of the holders of the 2021 Notes convert their 2021 Notes into shares of the company’s common stock, in March of 2021, the company will deliver to the note holders $84.2 million of cash and approximately 4.6 million shares of the company’s common stock. The company estimates that it will receive approximately 1.2 million shares upon exercise of the capped call transactions; therefore, the number of outstanding shares of common stock will increase by approximately 3.4 million shares.
In connection with the issuance of the 2021 Notes, the company also paid $27.3 million to enter into privately negotiated capped call transactions with the initial purchasers and/or affiliates of the initial purchasers. The capped call transactions will cover, subject to customary anti-dilution adjustments, the number of shares of the company’s common stock that will initially underlie the 2021 Notes. The capped call transactions will effectively raise the conversion premium on the 2021 Notes from approximately 22.5% to approximately 60%, which raises the initial conversion price from approximately $9.76 per share of common stock to approximately $12.75 per share of common stock. The capped call transactions are expected to reduce potential dilution to the company’s common stock and/or offset potential cash payments the company is required to make in excess of the principal amount upon any conversion of the 2021 Notes. In 2019, the company entered into separate, privately negotiated exchange agreements pursuant to which it (i) issued an aggregate of 10,593,930 shares of its common stock, and (ii) paid cash in an aggregate amount of $59.4 million, such cash amount included $3.1 million of accrued and unpaid interest on the exchanged 2021 Notes up to, but excluding, the settlement date, in exchange for $129.3 million in aggregate principal amount of its outstanding 2021 Notes. Upon closing, $84.2 million aggregate principal amount of 2021 Notes remained outstanding. In connection with the transactions, the company unwound a pro rata portion of the capped call transactions described above and received proceeds of $7.2 million. Following the 2021 Notes exchange, the capped call transactions remaining cover approximately 8.6 million shares of the company’s common stock. As a result of the exchange, the company recognized a charge of $20.1 million in other expense, net in 2019.
Interest expense related to the 2021 Notes is comprised of the following:

Year ended December 31,	2020	2019	2018
Contractual interest coupon	$4.6	$8.9	$11.8
Amortization of debt discount	3.1	5.5	6.6
Amortization of debt issuance costs	0.5	0.9	1.2
Total	$8.2	$15.3	$19.6
Other Debt
In 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At December 31, 2020, $6.5 million was reported in current maturities of long-term debt.
In 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At December 31, 2020, $3.6 million was reported in current maturities of long-term debt.
ABL Credit Facility
Contemporaneously with the issuance of the 2027 Notes, the company and the subsidiary guarantors entered into an amendment and restatement of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility . The amendment and restatement extended the maturity from October 2022 to October 29, 2025 and modified certain other terms and covenants. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2020, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $112.9 million net of letters of credit issued.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restarted ABL Credit Facility) to cash settle the amount of such pension payments, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
The Amended and Restated ABL Credit Facility is guaranteed by the subsidiary guarantors and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the credit facility.
The company is required to maintain a minimum fixed charge coverage ratio if the availability under the Amended and Restated ABL Credit Facility falls below the greater of 10% of the lenders’ commitments under the facility and $14.5 million.
The Amended and Restated ABL Credit Facility contains customary representations and warranties, including, but not limited to, that there has been no material adverse change in the company’s business, properties, operations or financial condition. The Amended and Restated ABL Credit Facility includes restrictions on the ability of the company and its subsidiaries to, among other things, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, repurchase its equity, and prepay other debt. These restrictions are subject to several important limitations and exceptions. Events of default include non-payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million, subject to relevant cure periods, as applicable.

Note 16 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2020	2019
Payrolls and commissions	$95.9	$106.8
Income taxes	41.2	28.6
Cost reduction	40.7	47.5
Operating leases	37.1	34.1
Taxes other than income taxes	33.0	18.3
Accrued vacations	24.3	24.7
Postretirement	11.7	13.6
Accrued interest	8.0	11.8
Other	60.1	31.3
Total other accrued liabilities	$352.0	$316.7

Note 17 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2020, 8.1 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2020, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expenses, and recognizes the compensation cost for only those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2020, 2019 and 2018, the company recognized $14.5 million, $13.2 million and $13.2 million of share-based compensation expense, which is comprised of $14.5 million, $13.2 million and $13.1 million of restricted stock unit expense and zero, zero and $0.1 million of stock option expense, respectively.
There were no grants of stock option awards for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, 0.3 million stock option awards with a weighted-average exercise price of $22.02 are outstanding.
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
A summary of restricted stock unit activity for the year ended December 31, 2020 follows (shares in thousands):

	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2019	2,040	$14.17
Granted	752	22.48
Vested	(940)	13.80
Forfeited and expired	(126)	16.10
Outstanding at December 31, 2020	1,726	17.87

The aggregate weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $17.4 million, $16.9 million and $17.9 million, respectively. The fair value of restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.

Year ended December 31,	2020	2019
Weighted-average fair value of grant	$28.33	$16.58
Risk-free interest rate(i)	1.35%	2.49%
Expected volatility(ii)	51.81%	47.91%
Expected life of restricted stock units in years(iii)	2.86	2.87
Expected dividend yield	—%	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period
As of December 31, 2020, there was $12.6 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $13.0 million, $14.9 million and $10.4 million, respectively.
Common stock issued upon exercise of stock options or upon lapse of restrictions on restricted stock units are newly issued shares. During 2020 and 2019, the company did not recognize any tax benefits from the exercise of stock options or upon issuance of stock upon lapse of restrictions on restricted stock units because of its tax position. Any such tax benefits resulting from tax deductions in excess of the compensation costs recognized are classified as operating cash flows.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge to income related to the company match for the years ended December 31, 2020, 2019 and 2018, was $8.8 million, $8.2 million and $7.0 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge to income related to these plans was $16.2 million, $19.3 million and $21.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2020 and 2019, the liability to the participants of these plans was $12.7 million and $14.7 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
Retirement benefits For the company’s more significant defined benefit pension plans, including the U.S., U.K. and the Netherlands, accrual of future benefits under the plans has ceased. Management develops the actuarial assumptions used by its U.S. and international defined benefit pension plan obligations based upon the circumstances of each particular plan. The determination of the defined benefit pension plan obligations requires the use of estimates.
In December 2020, the company completed a lump-sum cash-out offer for eligible former associates who had deferred vested benefit under the company’s U.S. defined benefit pension plans to receive the value of their entire pension benefit in a lump-sum payment. As a result, the pension plan trust made lump sum payments to approximately 3,500 former associates of $276.0 million and the company recorded a non-cash pre-tax settlement charge of $142.1 million.

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets follows:

	U.S. Plans		International Plans
As of December 31,	2020	2019	2020	2019
Change in projected benefit obligation
Benefit obligation at beginning of year	$4,755.6	$4,558.0	$3,143.8	$2,829.5
Service cost	—	—	2.8	2.8
Interest cost	162.5	197.5	53.4	68.3
Plan participants’ contributions	—	—	1.1	1.3
Plan curtailment	—	—	(1.6)	(1.6)
Plan settlement	(277.3)	—	—	(3.5)
Actuarial loss	253.9	357.7	226.5	284.1
Benefits paid	(349.4)	(357.6)	(119.0)	(118.1)
Foreign currency translation adjustments	—	—	161.0	81.0
Benefit obligation at end of year	$4,545.3	$4,755.6	$3,468.0	$3,143.8
Change in plan assets
Fair value of plan assets at beginning of year	$3,334.2	$3,112.8	$2,816.4	$2,539.4
Actual return on plan assets	347.2	505.2	254.7	300.0
Employer contribution	793.1	73.8	33.1	30.1
Plan participants’ contributions	—	—	1.1	1.3
Plan settlement	(277.3)	—	—	(3.5)
Benefits paid	(349.4)	(357.6)	(119.0)	(118.1)
Foreign currency translation adjustments	—	—	143.1	67.2
Fair value of plan assets at end of year	$3,847.8	$3,334.2	$3,129.4	$2,816.4
Funded status at end of year	$(697.5)	$(1,421.4)	$(338.6)	$(327.4)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$27.2	$—	$160.3	$135.9
Other accrued liabilities	(6.1)	(6.8)	(0.2)	(0.2)
Long-term postretirement liabilities	(718.6)	(1,414.6)	(498.7)	(463.1)
Total funded status	$(697.5)	$(1,421.4)	$(338.6)	$(327.4)
Accumulated other comprehensive loss, net of tax
Net loss	$2,510.4	$2,672.7	$1,116.9	$1,067.2
Prior service credit	$(32.3)	$(34.8)	$(45.9)	$(46.4)
Accumulated benefit obligation	$4,545.3	$4,755.6	$3,360.4	$3,035.3
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets follows:

As of December 31,	2020	2019
Accumulated benefit obligation	$6,060.7	$6,896.5
Fair value of plan assets	$4,839.5	$5,014.1
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets follows:

As of December 31,	2020	2019
Projected benefit obligation	$6,063.0	$6,898.7
Fair value of plan assets	$4,839.5	$5,014.1

Net periodic pension cost (income) includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2020	2019	2018	2020	2019	2018
Service cost(i)	$—	$—	$—	$2.8	$2.8	$3.2
Interest cost	162.5	197.5	186.6	53.4	68.3	67.3
Expected return on plan assets	(208.6)	(218.2)	(230.6)	(90.6)	(104.6)	(114.4)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.5)	(2.5)	(3.7)
Recognized net actuarial loss	135.5	116.6	125.1	43.2	34.2	42.3
Curtailment gain	—	—	—	—	(0.1)	—
Settlement loss	142.1	—	—	—	1.2	6.4
Net periodic pension cost (income)	$229.0	$93.4	$78.6	$6.3	$(0.7)	$1.1
(i) Service cost is reported in cost of revenue - services and selling, general and administrative expenses. All other components of net periodic pension cost are reported in other expense, net in the consolidated statements of income.
Management’s significant assumption used in the determination of the defined benefit pension plan obligations, and settlement losses associated with respect to the U.S. pension plans, is the discount rate. Weighted-average assumptions used to determine net periodic pension cost were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2020	2019	2018	2020	2019	2018
Discount rate	3.53%	4.50%	3.87%	1.82%	2.55%	2.24%
Expected long-term rate of return on assets	6.50%	6.80%	6.80%	3.50%	4.18%	4.38%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	2.85%	3.53%	4.50%	1.23%	1.82%	2.55%
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	32%	26-38%	19%	16-23%
Debt securities	53%	49-57%	61%	54-67%
Real estate	0%	0%	1%	0-3%
Cash	0%	0-5%	1%	0-5%
Other	15%	5-25%	18%	11-26%
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
The objectives of the company’s investment strategies are as follows: (a) to provide a total return that, over the long term, increases the ratio of plan assets to liabilities by maximizing investment return on assets, at a level of risk deemed appropriate, (b) to maximize return on assets by investing in equity securities in the U.S. and for international plans by investing in appropriate asset classes, subject to the constraints of each plan’s asset allocation targets, as discussed above, design and local regulations, (c) to diversify investments within asset classes to reduce the impact of losses in single investments, and (d) for the U.S. plans to invest in compliance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended and any subsequent applicable regulations and laws, and for international plans to invest in a prudent manner in compliance with local applicable regulations and laws.
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
In 2021, the company expects to make cash contributions of $250.6 million to its worldwide defined benefit pension plans, which are comprised of a voluntary contribution of $200.0 million for the company’s U.S. qualified defined benefit pension plans and $50.6 million primarily for international defined benefit pension plans.
As of December 31, 2020, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year ending December 31,	U.S.	International
2021	$352.8	$114.8
2022	346.5	117.7
2023	339.6	121.1
2024	331.9	125.0
2025	323.0	126.9
2026 - 2030	1,453.2	677.3
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans follows:

As of December 31,	2020	2019
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$95.7	$96.2
Service cost	0.5	0.5
Interest cost	4.4	4.8
Plan participants’ contributions	2.3	2.7
Actuarial loss (gain)	(13.8)	1.0
Benefits paid	(8.8)	(8.9)
Foreign currency translation and other adjustments	(0.1)	(0.6)
Benefit obligation at end of year	$80.2	$95.7
Change in plan assets
Fair value of plan assets at beginning of year	$6.9	$7.8
Actual return on plan assets	(0.4)	(0.2)
Employer contributions	6.0	5.5
Plan participants’ contributions	2.3	2.7
Benefits paid	(8.8)	(8.9)
Fair value of plan assets at end of year	$6.0	$6.9
Funded status at end of year	$(74.2)	$(88.8)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$—	$0.3
Other accrued liabilities	(5.4)	(6.6)
Long-term postretirement liabilities	(68.8)	(82.5)
Total funded status	$(74.2)	$(88.8)
Accumulated other comprehensive loss, net of tax
Net loss	$(3.0)	$11.1
Prior service credit	(4.9)	(6.6)
Net periodic postretirement benefit cost follows:

Year ended December 31,	2020	2019	2018
Service cost(i)	$0.5	$0.5	$0.6
Interest cost	4.4	4.8	4.8
Expected return on assets	(0.4)	(0.4)	(0.4)
Amortization of prior service cost	(1.6)	(1.7)	(1.6)
Recognized net actuarial loss	1.0	0.7	1.0
Net periodic benefit cost	$3.9	$3.9	$4.4

(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit cost are reported in other expense, net in the consolidated statements of income.
Weighted-average assumptions used to determine net periodic postretirement benefit cost were as follows:

Year ended December 31,	2020	2019	2018
Discount rate	5.13%	5.67%	5.30%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2020	2019	2018
Discount rate	2.21%	5.13%	5.67%
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2021, the company expects to contribute approximately $5 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2020	2019
Health care cost trend rate assumed for next year	5.4%	5.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2025	2025
As of December 31, 2020, the following benefits are expected to be paid from the company’s postretirement plans:

Year ending December 31,	Expected Payments
2021	$6.3
2022	6.0
2023	5.6
2024	5.3
2025	4.9
2026 – 2030	19.9

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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2020.

	U.S. Plans				International Plans
As of December 31, 2020	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$774.1	$771.2	$2.9	$—	$—	$—	$—	$—
Commingled Funds	640.6		640.6		153.4		153.4
Debt Securities
U.S. Govt. Securities	388.5	388.5
Other Fixed Income	589.9		589.9		125.8		125.8
Insurance Contracts					127.5			127.5
Commingled Funds	689.9		689.9		471.2		471.2
Real Estate
Real Estate Investment Trusts	112.1	112.1			2.0		2.0
Other
Derivatives(i)	(67.3)	5.0	(72.3)		20.5		20.5
Commingled Funds					381.4		381.4
Pooled Funds	233.4		233.4		178.0		178.0
Cumulative futures contracts variation margin paid to brokers	(1.1)	(1.1)
Cash	21.8	21.8			111.7	111.7
Receivables	28.8	28.8			2.1	2.1
Payables	(7.3)	(7.3)			(20.7)	(20.7)
Total plan assets in fair value hierarchy	$3,403.4	$1,319.0	$2,084.4	$—	$1,552.9	$93.1	$1,332.3	$127.5
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$429.9
Debt	121.7				1,067.4
Other	104.2				27.4
Private Real Estate	208.0				51.8
Private Equity	10.5				—
Total pension plan assets	$3,847.8				$3,129.4
Other postretirement plans
Insurance Contracts	$6.0			$6.0
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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2019.

	U.S. Plans				International Plans
As of December 31, 2019	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$955.3	$952.8	$2.5	$—	$—	$—	$—	$—
Commingled Funds	578.8		578.8		176.7		176.7
Debt Securities
U.S. Govt. Securities	436.0	436.0
Other Fixed Income	278.1		278.1		91.0	—	91.0
Insurance Contracts					123.1			123.1
Commingled Funds	433.6		433.6		441.0		441.0
Real Estate
Real Estate Investment Trusts	14.0	14.0			1.0		1.0
Commingled Funds	186.5		186.5
Other
Derivatives(i)	(103.5)	(8.2)	(95.3)		6.5		6.5
Commingled Funds					372.8		372.8
Pooled Funds	135.5		135.5		189.2		189.2
Cumulative futures contracts variation margin received from brokers	8.2	8.2
Cash	2.0	2.0			18.1	18.1
Receivables	14.4	14.4			0.2	0.2
Payables	(7.4)	(7.4)			(7.3)	(7.3)
Total plan assets in fair value hierarchy	$2,931.5	$1,411.8	$1,519.7	$—	$1,412.3	$11.0	$1,278.2	$123.1
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$406.9
Debt	86.3				941.0
Other	127.0				24.8
Private Real Estate	189.0				31.4
Private Equity	0.4				—
Total pension plan assets	$3,334.2				$2,816.4
Other postretirement plans
Insurance Contracts	$6.9			$6.9
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

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2020.

	January 1, 2020	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2020	December 31, 2020
U.S. plans
Other postretirement plans
Insurance Contracts	$6.9	$(0.4)	$—	$(0.5)	$—	$6.0
International pension plans
Insurance Contracts	$123.1	$—	$4.1	$(11.5)	$11.8	$127.5
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2019.

	January 1, 2019	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2019	December 31, 2019
U.S. plans
Other postretirement plans
Insurance Contracts	$7.8	$(0.3)	$—	$(0.6)	$—	$6.9
International pension plans
Insurance Contracts	$123.7	$—	$6.4	$(12.0)	$5.0	$123.1

The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2020				2019
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$121.7	$—	Monthly	45 days	$86.3	$—	Monthly	45 days
Other	104.2	—	Monthly	5 days	127.0	—	Monthly	5 days
Private Real Estate(i)	208.0	15.7	Quarterly	60-90 days	189.0	44.4	Quarterly	60-90 days
Private Equity(ii)	10.5	20.9			0.4	—
Total	$444.4	$36.6			$402.7	$44.4
International pension plans
Commingled Funds
Equity	$429.9	$—	Weekly	Up to 2 days	$406.9	$—	Weekly	Up to 2 days
Debt	1,067.4	86.2	Weekly, Bimonthly, Monthly, Quarterly	Up to 120 days	941.0	117.9	Daily, Weekly, Biweekly, Bimonthly, Monthly, Quarterly	Up to 120 days
Other	27.4	—	Monthly	Up to 30 days	24.8	—	Monthly	Up to 30 days
Private Real Estate	51.8	—	Monthly	Up to 90 days	31.4	—	Monthly	Up to 90 days
Total	$1,576.5	$86.2			$1,404.1	$117.9
(i) Includes investments in private real estate funds. The funds invest in U.S. real estate and allow redemptions quarterly, though queues, restrictions and gates may extend the period. A redemption has been requested from one fund, which has a redemption queue with estimates of full receipt of three to four years.
(ii) Includes investments in limited partnerships, which invest primarily in secondaries markets, U.S. buyouts and venture capital. The investments can never be redeemed.
Note 18 — Litigation and contingencies
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2020, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $81 million.

On June 26, 2014, the State of Louisiana filed a Petition for Damages against, among other defendants, the company and Molina Information Systems, LLC, in the Parish of East Baton Rouge, 19th Judicial District. The State alleged that between 1989 and 2012 the defendants, each acting successively as the State’s Medicaid fiscal intermediary, utilized an incorrect reimbursement formula for the payment of pharmaceutical claims causing the State to pay excessive amounts for prescription drugs. The State contends it has incurred damages of approximately $48 million for the period July 1, 1989 through September 4, 2012, plus interest. On November 23, 2020, the parties reached a settlement in the amount of $10.6 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2020, it has adequate provisions for any such matters.
Note 19 — Stockholders’ equity
The company has 150 million authorized shares of common stock, par value $.01 per share, and 40 million shares of authorized preferred stock, par value $1 per share, issuable in series.
At December 31, 2020, 18.7 million shares of unissued common stock of the company were reserved for stock-based incentive plans and the company’s convertible senior notes.
Accumulated other comprehensive income (loss) attributable to Unisys Corporation is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2017	$(3,815.8)	$(817.0)	$(2,998.8)
Reclassification pursuant to ASU No. 2018-02	(208.7)	—	(208.7)
Other comprehensive income before reclassifications	96.7	(79.7)	176.4
Amounts reclassified from accumulated other comprehensive income	(157.0)	—	(157.0)
Current period other comprehensive income	(269.0)	(79.7)	(189.3)
Balance at December 31, 2018	(4,084.8)	(896.7)	(3,188.1)
Other comprehensive income before reclassifications	136.8	23.8	113.0
Amounts reclassified from accumulated other comprehensive income	(140.6)	—	(140.6)
Current period other comprehensive income	(3.8)	23.8	(27.6)
Balance at December 31, 2019	(4,088.6)	(872.9)	(3,215.7)
Other comprehensive income before reclassifications	489.4	78.6	410.8
Amounts reclassified from accumulated other comprehensive income	(340.3)	(32.3)	(308.0)
Current period other comprehensive income	149.1	46.3	102.8
Balance at December 31, 2020	$(3,939.5)	$(826.6)	$(3,112.9)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Year ended December 31,	2020	2019	2018
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(32.3)	$—	$—
Postretirement Plans:
Amortization of prior service cost(ii)	5.9	5.9	7.1
Amortization of actuarial losses(ii)	(177.3)	(149.7)	(165.9)
Settlement loss(ii)	(142.1)	(1.1)	(3.9)
Total before tax	(345.8)	(144.9)	(162.7)
Income tax benefit	5.5	4.3	5.7
Total reclassifications for the period	$(340.3)	$(140.6)	$(157.0)
(i) Reported in other expense, net in the consolidated statements of income
(ii) Included in net periodic postretirement cost (see Note 17)
The following table summarizes the changes in shares of common stock and treasury stock:

	Common Stock	Treasury Stock
Balance at December 31, 2017	53.4	2.9
Stock-based compensation	0.8	0.2
Balance at December 31, 2018	54.2	3.1
Debt exchange	10.6	—
Stock-based compensation	1.1	0.4
Balance at December 31, 2019	65.9	3.5
Stock-based compensation	0.9	0.3
Balance at December 31, 2020	66.8	3.8
Note 20 — Segment information
The company has two business segments: Services and Technology. Revenue classifications within the Services and Technology segment are as follows:
•Cloud and infrastructure services. This represents revenue from helping clients apply cloud and as-a-service delivery models to capitalize on business opportunities, make their end users more productive and manage and secure their IT infrastructure and operations more economically.
•Application services. This represents revenue from helping clients transform their business processes by developing and managing new leading-edge applications for select industries, offering advanced data analytics and modernizing existing enterprise applications.
•Business process outsourcing (BPO) solutions. This represents revenue from the management of critical processes and functions for clients in target industries, helping them improve performance and reduce costs.
•Technology. This represents revenue from designing and developing software operating environments and related applications for high-intensity enterprise computing, including the procurement of hardware and other related products to help clients improve security and flexibility, reduce costs and improve the efficiency of their data-center environments.
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
Also included in the Technology segment’s sales and operating profit are sales of software and hardware sold to the Services segment for internal use in Services engagements. The amount of such profit included in operating income of the Technology segment for the years ended December 31, 2020, 2019 and 2018 was $7.8 million, $5.7 million and $4.2 million, respectively. The profit on these transactions is eliminated in Corporate.

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
Customer revenue by classes of similar products or services, by segment, is presented below:

Year ended December 31,	2020	2019	2018
Services
Cloud & infrastructure services	$1,178.1	$1,287.2	$1,225.4
Application services	350.2	370.9	381.7
BPO solutions	164.6	234.6	250.5
Total Services	1,692.9	1,892.7	1,857.6
Technology	333.4	330.1	393.6
Total customer revenue	$2,026.3	$2,222.8	$2,251.2

Presented below is a reconciliation of segment operating income to consolidated income (loss) from continuing operations before income taxes:

Year ended December 31,	2020	2019	2018
Total segment operating income	$154.8	$180.1	$233.4
Interest expense	(29.2)	(62.1)	(64.0)
Other (expense), net	(329.6)	(136.4)	(77.1)
Cost reduction charges(i)	(63.2)	(28.7)	(19.7)
Corporate and eliminations	(4.6)	(13.5)	(1.6)
Total income (loss) from continuing operations before income taxes	$(271.8)	$(60.6)	$71.0
(i) Year ended December 31, 2020 excludes $32.3 million for net foreign currency losses related to exiting foreign countries which are reported in other expense, net in the consolidated statements of income.
Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2020	2019	2018
Total segment assets	$1,302.3	$1,263.4	$1,254.7
Cash and cash equivalents	898.5	538.8	605.0
Deferred income taxes	136.2	114.0	109.3
Operating lease right-of-use assets	79.3	71.4	—
Prepaid postretirement assets	187.5	136.2	147.6
Assets of discontinued operations	—	243.2	181.9
Other corporate assets	104.1	137.0	159.1
Total assets	$2,707.9	$2,504.0	$2,457.6

A summary of the company’s operations by business segment is presented below:

	Total	Corporate	Services	Technology
2020
Customer revenue	$2,026.3	$—	$1,692.9	$333.4
Intersegment	—	(16.3)	—	16.3
Total revenue	$2,026.3	$(16.3)	$1,692.9	$349.7
Operating income (loss)	$87.0	$(67.8)	$12.2	$142.6
Depreciation and amortization	161.0	—	70.9	90.1
Total assets	2,707.9	1,405.6	850.5	451.8
Capital expenditures	130.1	2.5	49.2	78.4
2019
Customer revenue	$2,222.8	$—	$1,892.7	$330.1
Intersegment	—	(15.2)	—	15.2
Total revenue	$2,222.8	$(15.2)	$1,892.7	$345.3
Operating income (loss)	$137.9	$(42.2)	$20.8	$159.3
Depreciation and amortization	147.4	—	91.9	55.5
Total assets	2,504.0	1,240.6	864.2	399.2
Capital expenditures	159.8	7.1	74.0	78.7
2018
Customer revenue	$2,251.2	$—	$1,857.6	$393.6
Intersegment	—	(24.7)	—	24.7
Total revenue	$2,251.2	$(24.7)	$1,857.6	$418.3
Operating income (loss)	$212.1	$(21.3)	$9.1	$224.3
Depreciation and amortization	164.1	—	97.2	66.9
Total assets	2,457.6	1,202.9	846.9	407.8
Capital expenditures	189.3	8.0	92.9	88.4
Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2020	2019	2018
Revenue
United States	$781.5	$824.0	$666.2
United Kingdom	228.0	334.3	360.7
Other foreign	1,016.8	1,064.5	1,224.3
Total Revenue	$2,026.3	$2,222.8	$2,251.2
Properties, net
United States	$82.0	$82.3	$75.9
United Kingdom	9.2	10.5	5.3
Other foreign	19.3	23.2	30.7
Total Properties, net	$110.5	$116.0	$111.9
Outsourcing assets, net
United States	$93.1	$99.5	$97.6
United Kingdom	55.3	71.7	86.5
Australia	19.3	21.5	21.7
Other foreign	6.2	9.4	10.6
Total Outsourcing assets, net	$173.9	$202.1	$216.4

Note 21 — Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At December 31, 2020, the company had approximately $0.85 billion of remaining performance obligations of which approximately 40% is estimated to be recognized as revenue by the end of 2021.
Note 22 — Subsequent events
In January of 2021, the company signed an agreement with an insurance company to purchase a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action is expected to result in a first quarter 2021 one-time, non-cash, pre-tax settlement charge of approximately $158 million.
In January 2021, the company decided to make a number of changes to its organizational structure to more effectively address evolving client needs. With these changes, the company revised its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020. The company’s reportable segments will be as follows: Digital Workplace Services, which will provide services and IP-led solutions that support clients’ employees’ productivity, satisfaction and ability to securely work anywhere, any time; Cloud & Infrastructure, which will provide hybrid and multi-cloud solutions in select markets to accelerate innovation and increase efficiency of our clients’ businesses; ClearPath Forward®, which will provide server systems and operating system software and services that are secure, innovative, and reliable for mission-critical processing; and Other, which is principally comprised of business processing outsourcing (BPO) solutions, which will provide management of critical processes and functions for clients in select industries, helping them improve performance and reduce costs. These changes will be reflected prospectively, with comparable prior period data, in the company’s first quarter 2021 Form 10-Q.

Note 23 — Quarterly financial information (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2020
Revenue	$515.4	$438.8	$495.2	$576.9	$2,026.3
Gross profit	113.1	74.9	119.9	175.1	483.0
Income (loss) from continuing operations before income taxes	(41.9)	(66.8)	(7.2)	(155.9)	(271.8)
Income (loss) from discontinued operations, net of tax	1,068.5	(2.1)	0.4	1.6	1,068.4
Net income (loss) attributable to Unisys Corporation	1,015.3	(78.6)	(12.9)	(173.1)	750.7
Earnings (loss) per common share attributable to Unisys Corporation
Basic
Continuing operations	$(0.85)	$(1.21)	$(0.21)	$(2.77)	$(5.05)
Discontinued operations	17.06	(0.04)	0.01	0.02	16.98
Total	$16.21	$(1.25)	$(0.20)	$(2.75)	$11.93
Diluted
Continuing operations	$(0.85)	$(1.21)	$(0.21)	$(2.77)	$(5.05)
Discontinued operations	17.06	(0.04)	0.01	0.02	16.98
Total	$16.21	$(1.25)	$(0.20)	$(2.75)	$11.93

2019
Revenue	$554.5	$569.4	$552.1	$546.8	$2,222.8
Gross profit	125.1	152.6	140.0	116.3	534.0
Income (loss) from continuing operations before income taxes	(20.7)	7.9	(15.0)	(32.8)	(60.6)
Income from discontinued operations, net of tax	13.3	25.5	16.0	20.2	75.0
Net income (loss) attributable to Unisys Corporation	(19.4)	26.2	(13.2)	(10.8)	(17.2)
Earnings (loss) per common share attributable to Unisys Corporation
Basic
Continuing operations	$(0.64)	$0.01	$(0.50)	$(0.50)	$(1.65)
Discontinued operations	0.26	0.50	0.27	0.33	1.34
Total	$(0.38)	$0.51	$(0.23)	$(0.17)	$(0.31)
Diluted
Continuing operations	$(0.64)	$0.01	$(0.50)	$(0.50)	$(1.65)
Discontinued operations	0.26	0.49	0.27	0.33	1.34
Total	$(0.38)	$0.50	$(0.23)	$(0.17)	$(0.31)

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
In the fourth quarter of 2020, the company recorded a pension settlement charge of $142.1 million. See Note 17, “Employee Plans,” of the Notes to Consolidated Financial Statements.

In the second quarter of 2020 and the third quarter of 2019, the company recorded a pretax charge on debt extinguishment of $28.5 million and $20.1 million, respectively. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements.

In the first, second, third and fourth quarters of 2020, the company recorded pretax cost-reduction and other charges of $27.5 million, $7.9 million, $13.2 million and $46.9 million, respectively. See Note 4, “Cost reduction actions,” of the Notes to Consolidated Financial Statements.

In the first, second, third and fourth quarters of 2019, the company recorded pretax cost-reduction and other charges of $2.6 million, $2.6 million, $0.2 million and $23.3 million, respectively. See Note 4, “Cost reduction actions,” of the Notes to Consolidated Financial Statements.

The individual quarterly per-share amounts may not total to the per-share amount for the full year because of accounting rules governing the computation of earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2020, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 33.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the Proxy Statement):
•Information regarding our directors is set forth under the heading “Information Regarding Nominees.”
•Information regarding the Unisys Code of Ethics and Business Conduct is set forth under the heading “Code of Ethics and Business Conduct.”
•Information regarding our audit and finance committee and audit committee financial experts is set forth under the heading “Committees.”
•Information regarding compliance with Section 16(a) is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
•Information regarding our director nomination process is set forth under the heading “Director Nomination Process.”

ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is set forth under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following information is incorporated herein by reference to the Proxy Statement:
•Information regarding securities authorized for issuance under equity compensation plans is set forth under the heading “EQUITY COMPENSATION PLAN INFORMATION.”
•Information regarding the security ownership of certain beneficial owners, directors and executive officers is set forth under the heading “SECURITY OWNERSHIP BY CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following information is incorporated herein by reference to the Proxy Statement:
•Information regarding transactions with related persons is set forth under the heading “Related Party Transactions.”
•Information regarding director independence is set forth under the heading “Independence of Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning fees and services of the company’s principal accountants is set forth under the heading “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1. Unisys Corporation’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Unisys Corporation’s consolidated financial statements are found on page 32 on this report. Schedule II, Valuation and Qualifying Accounts, is found on page 86 on this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
2. Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated as of February 5, 2020, by and between Unisys Corporation and Science Applications International Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 6, 2020)

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

3.4	By-Laws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Indenture, dated as of March 15, 2016, between Unisys Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016)

4.3	Indenture, dated as of October 29, 2020, among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on October 29, 2020)

4.4	Specimen Stock Certificate representing the Company’s common stock, par value $.01 share (incorporated by reference to Exhibit 4.9 to the Company’s Form S-3 filed on June 12, 2018)

4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended

10.1	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2	Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4	2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except as otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	Unisys Corporation 2010 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix E to the Company’s Proxy Statement, dated March 18, 2010, for its 2010 Annual Meeting of Stockholders)

10.8	Unisys Corporation 2016 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.9
Unisys Corporation 2019 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2019, for its 2019 Annual Meeting of Stockholders)

10.10	Form of Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019)

10.11	Form of TSR-Based Restricted Stock Unit Agreement

10.12	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.13	Form of Time-Based Restricted Stock Unit Agreement

10.14	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.15	Form of Profit-Based Cash Award Agreement

10.16	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.17	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.18	Unisys Corporation Deferred Compensation Plan as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.19	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.20	Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.21	Form of letter agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.22	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.23	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.25	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.26	Amendment 2017-1 to the Unisys Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.27	Summary of supplemental benefits provided to elected officers of Unisys Corporation

10.28	Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.29	Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.30	Security Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.31	Collateral Trust Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.32
Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.33
Amended and Restated Security Agreement dated as of October 29, 2020 by Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, and Unisys NPL, Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.34
ABL Intercreditor Agreement dated as of October 29, 2020 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP
24	Power of Attorney

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Michael M. Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Michael M. Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	The following financial information from Unisys Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ Peter A. Altabef
Peter A. Altabef
Chairman and Chief Executive Officer
Date: February 26, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

	/s/ Peter A. Altabef	*Philippe Germond
	Peter A. Altabef	Philippe Germond
	Chairman and Chief Executive Officer	Director
(principal executive officer)

	/s/ Michael M. Thomson	*Lisa A. Hook
	Michael M. Thomson	Lisa A. Hook
	Senior Vice President and Chief Financial Officer	Director
(principal financial and accounting officer)

	*Jared L. Cohon	*Deborah Lee James
	Jared L. Cohon	Deborah Lee James
	Director	Director

	*Nathaniel A. Davis	*Paul E. Martin
	Nathaniel A. Davis	Paul E. Martin
	Director	Director

	*Matthew J. Desch	*Regina M. Paolillo
	Matthew J. Desch	Regina M. Paolillo
	Director	Director

	*Denise K. Fletcher	*Lee D. Roberts
	Denise K. Fletcher	Lee D. Roberts
	Director	Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for credit losses (deducted from accounts receivable):
Year Ended December 31, 2018	$22.0	$(5.1)	$(3.2)	$13.7
Year Ended December 31, 2019	$13.7	$(1.6)	$(0.3)	$11.8
Year Ended December 31, 2020	$11.8	$(0.3)	$(2.3)	$9.2
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.