Form 10-Q
period 2021-03-31
UNISYS CORP
filed 2021-05-06
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 31, 2021: 67,022,500

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Services	$420.4	$425.9
Technology	89.4	89.5
	509.8	515.4
Costs and expenses
Cost of revenue
Services	338.7	375.7
Technology	31.9	26.6
	370.6	402.3
Selling, general and administrative	90.0	86.8
Research and development	5.6	6.2
	466.2	495.3
Operating income	43.6	20.1
Interest expense	10.1	13.9
Other (expense), net	(182.6)	(48.1)
Loss from continuing operations before income taxes	(149.1)	(41.9)
Provision for income taxes	8.4	10.8
Consolidated net loss from continuing operations	(157.5)	(52.7)
Net income attributable to noncontrolling interests	0.3	0.5
Net loss from continuing operations attributable to Unisys Corporation	(157.8)	(53.2)
Income from discontinued operations, net of tax	—	1,068.5
Net income (loss) attributable to Unisys Corporation	$(157.8)	$1,015.3
Earnings (loss) per share attributable to Unisys Corporation
Basic
Continuing operations	$(2.45)	$(0.85)
Discontinued operations	—	17.06
Total	$(2.45)	$16.21
Diluted
Continuing operations	$(2.45)	$(0.85)
Discontinued operations	—	17.06
Total	$(2.45)	$16.21
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended March 31,
	2021	2020
Consolidated net loss from continuing operations	$(157.5)	$(52.7)
Income from discontinued operations, net of tax	—	1,068.5
Total	(157.5)	1,015.8
Other comprehensive income
Foreign currency translation	(17.1)	(87.6)
Postretirement adjustments, net of tax of $3.1 in 2021 and $13.9 in 2020	202.2	91.2
Total other comprehensive income	185.1	3.6
Comprehensive income	27.6	1,019.4
Less comprehensive income (loss) attributable to noncontrolling interests	1.1	(1.8)
Comprehensive income attributable to Unisys Corporation	$26.5	$1,021.2
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$716.6	$898.5
Accounts receivable, net	410.3	460.5
Contract assets	45.1	44.3
Inventories	9.6	13.4
Prepaid expenses and other current assets	99.0	89.3
Total current assets	1,280.6	1,506.0
Properties	704.6	727.0
Less-accumulated depreciation and amortization	597.7	616.5
Properties, net	106.9	110.5
Outsourcing assets, net	163.6	173.9
Marketable software, net	195.5	193.6
Operating lease right-of-use assets	70.8	79.3
Prepaid postretirement assets	188.2	187.5
Deferred income taxes	134.1	136.2
Goodwill	108.6	108.6
Restricted cash	9.9	8.2
Other long-term assets	198.5	204.1
Total assets	$2,456.7	$2,707.9
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$19.9	$102.8
Accounts payable	172.7	223.2
Deferred revenue	248.0	257.1
Other accrued liabilities	289.3	352.0
Total current liabilities	729.9	935.1
Long-term debt	521.2	527.1
Long-term postretirement liabilities	1,230.0	1,286.1
Long-term deferred revenue	138.3	137.9
Long-term operating lease liabilities	57.5	62.4
Other long-term liabilities	65.6	71.4
Commitments and contingencies (see note 14)
Deficit:
Common stock, shares issued: 2021; 72.3, 2020; 66.8	0.7	0.7
Accumulated deficit	(1,118.3)	(960.5)
Treasury stock, shares at cost: 2021; 5.3, 2020; 3.8	(151.9)	(114.4)
Paid-in capital	4,693.1	4,656.9
Accumulated other comprehensive loss	(3,755.2)	(3,939.5)
Total Unisys Corporation stockholders’ deficit	(331.6)	(356.8)
Noncontrolling interests	45.8	44.7
Total deficit	(285.8)	(312.1)
Total liabilities and deficit	$2,456.7	$2,707.9
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Consolidated net loss from continuing operations	$(157.5)	$(52.7)
Income from discontinued operations, net of tax	—	1,068.5
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Gain on sale of U.S. Federal business	—	(1,059.5)
Foreign currency translation losses	2.9	15.8
Non-cash interest expense	0.9	1.5
Employee stock compensation	3.3	5.1
Depreciation and amortization of properties	7.6	8.2
Depreciation and amortization of outsourcing assets	16.1	16.0
Amortization of marketable software	15.5	13.6
Other non-cash operating activities	(0.6)	0.2
Loss on disposal of capital assets	0.8	0.8
Postretirement contributions	(21.6)	(327.7)
Postretirement expense	169.0	23.5
Deferred income taxes, net	(2.0)	(5.6)
Changes in operating assets and liabilities
Receivables, net and contract assets	48.8	(18.6)
Inventories	3.7	5.6
Other assets	(15.2)	(14.2)
Accounts payable and current liabilities	(124.8)	(58.0)
Other liabilities	10.2	(0.4)
Net cash used for operating activities	(42.9)	(377.9)
Cash flows from investing activities
Net proceeds from sale of U.S. Federal business	—	1,164.7
Proceeds from investments	1,229.5	828.8
Purchases of investments	(1,235.5)	(870.5)
Investment in marketable software	(17.4)	(17.3)
Capital additions of properties	(5.1)	(5.6)
Capital additions of outsourcing assets	(5.0)	(4.8)
Other	(0.4)	(1.5)
Net cash (used for) provided by investing activities	(33.9)	1,093.8
Cash flows from financing activities
Net proceeds from short-term borrowings	—	59.5
Proceeds from issuance of long-term debt	1.5	2.1
Payments of long-term debt	(91.6)	(6.1)
Proceeds from exercise of stock options	2.7	—
Other	(7.4)	(4.7)
Net cash (used for) provided by financing activities	(94.8)	50.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8.6)	(31.0)
Increase (decrease) in cash, cash equivalents and restricted cash	(180.2)	735.7
Cash, cash equivalents and restricted cash, beginning of period	906.7	551.8
Cash, cash equivalents and restricted cash, end of period	$726.5	$1,287.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net income	(157.5)	(157.8)		(157.8)				0.3
Capped call on conversion of notes	—	—			(30.8)	30.8
Stock-based activity	(1.3)	(1.3)			(6.7)	5.4
Translation adjustments	(17.1)	(17.9)					(17.9)	0.8
Postretirement plans	202.2	202.2					202.2	—
Balance at March 31, 2021	$(285.8)	$(331.6)	$0.7	$(1,118.3)	$(151.9)	$4,693.1	$(3,755.2)	$45.8

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	1,015.8	1,015.3		1,015.3				0.5
Stock-based activity	(0.5)	(0.5)			(4.6)	4.1
Translation adjustments	(87.6)	(81.6)					(81.6)	(6.0)
Postretirement plans	91.2	87.5					87.5	3.7
Balance at March 31, 2020	$(209.4)	$(244.7)	$0.7	$(695.9)	$(114.2)	$4,647.4	$(4,082.7)	$35.3

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
The company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of estimated credit losses, contract assets, outsourcing assets, marketable software, goodwill and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial position as of March 31, 2021 resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial position in future reporting periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
Note 2 - Discontinued Operations
On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for cash of $1.2 billion. Net cash proceeds of the sale was $1,164.7 million (net of working capital adjustments and transaction costs).
The results of the U.S. Federal business discontinued operations were as follows:

Three Months Ended March 31, 2020*
Revenue	$149.5
Income
Operations	9.0
Gain on sale	1,061.7
1,070.7
Income tax provision	2.2
Income from discontinued operations, net of tax	$1,068.5
* Includes results of operations through the March 13, 2020 closing date.

Note 3 - Cost-Reduction Actions
During the three months ended March 31, 2021, the company recognized cost-reduction charges and other costs of $8.5 million. The charges (credits) related to work-force reductions were $(1.6) million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $(4.5) million for changes in estimates. In addition, the company recorded charges of $10.1 million comprised of $2.3 million for foreign currency losses related to exiting foreign countries, $2.4 million for asset impairments and $5.4 million of other expenses related to the cost-reduction effort.
During the three months ended March 31, 2020, the company recognized cost-reduction charges and other costs of $27.5 million. The charges related to work-force reductions were $8.5 million, principally related to severance costs, and were comprised of: (a) a charge of $9.7 million and (b) a credit of $(1.2) million for changes in estimates. In addition, the company recorded charges of $19.0 million for net foreign currency losses related to exiting foreign countries.
The charges (credits) were recorded in the following statement of income classifications:

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$(1.7)	$5.9
Selling, general and administrative	6.2	2.5
Research and development	1.7	0.1
Other (expense), net	2.3	19.0
Total	$8.5	$27.5
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2020	$55.9	$13.1	$42.8
Additional provisions	2.9	2.8	0.1
Payments	(12.0)	(5.2)	(6.8)
Changes in estimates	(4.5)	(0.5)	(4.0)
Translation adjustments	(1.3)	—	(1.3)
Balance at March 31, 2021	$41.0	$10.2	$30.8
Expected future utilization on balance at March 31, 2021:
Short-term	$31.2	$9.9	$21.3
Long-term	$9.8	$0.3	$9.5

Note 4 - Pension and Postretirement Benefits
Net periodic pension expense is presented below:

	Three Months Ended March 31, 2021
	Total	U.S. Plans	International Plans
Service cost(i)	$1.2	$—	$1.2
Interest cost	39.6	29.4	10.2
Expected return on plan assets	(74.1)	(51.4)	(22.7)
Amortization of prior service benefit	(1.3)	(0.6)	(0.7)
Recognized net actuarial loss	46.2	33.2	13.0
Settlement loss	158.0	158.0	—
Net periodic pension expense	$169.6	$168.6	$1.0

	Three Months Ended March 31, 2020
	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7
Interest cost	53.8	40.4	13.4
Expected return on plan assets	(75.1)	(52.3)	(22.8)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)
Recognized net actuarial loss	44.3	33.5	10.8
Net periodic pension expense	$22.5	$21.0	$1.5

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other expense, net in the consolidated statements of income (loss).

In January of 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a first quarter 2021 settlement loss of $158.0 million.
The American Rescue Plan Act, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, based on year-end 2020 pension data and assumptions, current projections indicate that the company will not be required to make future cash contributions to its U.S. qualified defined benefit pension plans and the company has determined that it will not make the previously-contemplated voluntary $200 million contribution to its U.S. pension plans in 2021.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
In 2021, the company expects to make cash contributions of approximately $50.3 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2021 and 2020, the company made cash contributions of $20.2 million and $325.6 million, respectively.

Net periodic postretirement benefit (income) expense is presented below:

	Three Months Ended March 31,
	2021	2020
Service cost(i)	$0.1	$0.1
Interest cost	0.4	1.1
Expected return on assets	(0.1)	(0.1)
Recognized net actuarial (gain) loss	(0.6)	0.3
Amortization of prior service cost	(0.4)	(0.4)
Net periodic postretirement benefit (income) expense	$(0.6)	$1.0

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other expense, net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $5.0 million to its postretirement benefit plan in 2021 compared to $6.0 million in 2020. For the three months ended March 31, 2021 and 2020, the company made cash contributions of $1.4 million and $2.1 million, respectively.
Note 5 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of March 31, 2021, the company has granted non-qualified stock options and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the three months ended March 31, 2021 and 2020, the company recorded $3.3 million and $5.1 million of share-based restricted stock unit compensation expense, respectively.
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
A summary of restricted stock unit activity for the three months ended March 31, 2021 follows (shares in thousands):

	Restricted Stock Units	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2020	1,726	$17.87
Granted	963	28.32
Vested	(839)	16.75
Forfeited and expired	(73)	18.18
Outstanding at March 31, 2021	1,777	22.38

The aggregate weighted-average grant-date fair value of restricted stock units granted during the three months ended March 31, 2021 and 2020 was $24.1 million and $16.4 million, respectively. The fair value of restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Weighted-average fair value of grant	$40.02	$28.33
Risk-free interest rate(i)	0.27%	1.35%
Expected volatility(ii)	57.08%	51.81%
Expected life of restricted stock units in years(iii)	2.84	2.86
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)Represents the remaining life of the longest performance period
As of March 31, 2021, there was $29.8 million of total unrecognized compensation cost related to outstanding restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the three months ended March 31, 2021 and 2020 was $14.0 million and $11.8 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock units.
Note 6 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended March 31,
	2021	2020
Postretirement expense*	$(167.7)	$(22.7)
Foreign exchange losses**	(2.9)	(15.6)
Environmental costs and other, net	(12.0)	(9.8)
Total other expense, net	$(182.6)	$(48.1)
*Includes $158.0 million settlement loss in 2021 related to the U.S. defined benefit pension plans.
**Includes $2.3 million and $19.0 million for foreign currency losses in 2021 and 2020, respectively, related to substantial completion of liquidation of foreign subsidiaries.
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

Note 8 - Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended March 31,
	2021	2020
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(157.8)	$(53.2)
Income from discontinued operations, net of tax	—	1,068.5
Net income (loss) attributable to Unisys Corporation	$(157.8)	$1,015.3

Weighted average shares	64,423	62,650

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(2.45)	$(0.85)
Discontinued operations	—	17.06
Total	$(2.45)	$16.21

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(157.8)	$(53.2)
Add interest expense on convertible senior notes, net of tax of zero	—	—
Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(157.8)	(53.2)
Income from discontinued operations, net of tax	—	1,068.5
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(157.8)	$1,015.3

Weighted average shares	64,423	62,650
Plus incremental shares from assumed conversions:
Employee stock plans	—	—
Convertible senior notes	—	—
Adjusted weighted average shares	64,423	62,650

Diluted earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(2.45)	$(0.85)
Discontinued operations	—	17.06
Total	$(2.45)	$16.21

Anti-dilutive weighted-average stock options and restricted stock units(i)	1,067	875
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i)	2,227	8,625

(i)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.

Note 9 - Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

	March 31, 2021	December 31, 2020
Contract assets - current	$45.1	$44.3
Contract assets - long-term(i)	18.8	20.7
Deferred revenue - current	(248.0)	(257.1)
Deferred revenue - long-term	(138.3)	(137.9)

(i)Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes in the above contract asset and liability balances were as follows:

	Three Months Ended March 31,
	2021	2020
Revenue recognized that was included in deferred revenue at the beginning of the period	$99.1	$81.0
Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At March 31, 2021 and December 31, 2020, the company had $7.9 million and $8.7 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended March 31,
	2021	2020
Deferred commissions - amortization expense(i)	$0.8	$0.7

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss)
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at March 31, 2021 and December 31, 2020 was $70.5 million and $74.4 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended March 31,
	2021	2020
Costs to fulfill a contract - amortization expense	$5.9	$6.4

The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2021 and December 31, 2020, the notional amount of these contracts was $500.9 million and $588.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	March 31, 2021	December 31, 2020
Balance Sheet Location
Prepaid expenses and other current assets	$0.4	$1.4
Other accrued liabilities	2.8	1.0
Total fair value	$(2.4)	$0.4

The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts.

	Three Months Ended March 31,
	2021	2020
Statement of Income Location
Other (expense), net	$(8.8)	$(28.5)

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$477.2	$531.9	$476.9	$532.3
5.50% convertible senior notes due March 1, 2021	—	—	83.6	169.8

Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, operating segments and reporting units. The realignment and change in operating segments was deemed a triggering event, resulting in the company performing an interim goodwill analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment charges resulting from this analysis. See Note 17, Segment Information, for additional information on the company’s operating and reportable segments.
As a result of the realignment, goodwill totaling $108.6 million was reallocated to reporting units on a relative fair value basis. The amount of goodwill at March 31, 2021 and December 31, 2020 was as follows: ClearPath Forward, $98.3 million and Other, $10.3 million. At March 31, 2021, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.

Note 13 - Debt
Long-term debt is comprised of the following:

	March 31, 2021	December 31, 2020
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $7.8 and $8.1 million at March 31, 2021 and at December 31, 2020)	$477.2	$476.9
5.50% convertible senior notes (Face value of $84.2 million less unamortized discount and fees of $0.6 million at December 31, 2020)	—	83.6
Finance leases	4.7	5.5
Other debt	59.2	63.9
Total	541.1	629.9
Less – current maturities	19.9	102.8
Total long-term debt	$521.2	$527.1

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
If the company experiences certain kinds of changes of control (as defined in the indenture), it will be required to offer to repurchase the 2027 Notes at 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest as of the repurchase date, if any. In addition, if the company sells assets, under certain circumstances it must apply the proceeds towards an offer to repurchase the 2027 Notes at a price equal to par plus accrued and unpaid interest, if any.

The indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2027 Notes to be due and payable immediately.
Interest expense related to the 2027 Notes is comprised of the following:

Three Months Ended March 31, 2021
Contractual interest coupon	$8.3
Amortization of issuance costs	0.3
Total	$8.6

Senior Secured Notes Due 2022

On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.75% Senior Secured Notes due 2022 (the 2022 Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the 2022 Notes redeemed plus accrued but unpaid interest to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million of principal amount due, $23.65 million of call premium and $23.65 million of accrued interest through April 14, 2020. In the second quarter of 2020, the company recorded a loss on debt extinguishment in other (expense), net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the 2022 Notes.
Interest expense related to the 2022 Notes was as follows:

Three Months Ended March 31, 2020
Contractual interest coupon	$11.8
Amortization of issuance costs	0.6
Total	$12.4

Convertible Senior Notes Due 2021
In 2016, the company issued $213.5 million aggregate principal amount of Convertible Senior Notes due 2021 (the 2021 Notes). Following the completion of separate, privately negotiated exchange agreements in 2019, $84.2 million aggregate principal amount of 2021 Notes remained outstanding.

On March 3, 2021, the company completed the conversion of $84.2 million aggregate principal amount of the 2021 Notes that remained outstanding for a combination of cash and shares of the company’s common stock. As a result of the conversion of the outstanding 2021 Notes, the company delivered to the holders (i) aggregate cash payments totaling approximately $86.5 million, which included an aggregate cash payment for outstanding principal of approximately $84.2 million, an aggregate cash payment for accrued interest of approximately $2.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of 4,537,123 shares of the company’s common stock. The issuance of the common stock was made in exchange for the 2021 Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

The company also received 1,251,460 shares of its common stock, now held in treasury stock, from the settlement of the capped call transactions that the company had entered into with the initial purchasers and/or affiliates of the initial purchasers of the 2021 Notes in connection with the issuance of the 2021 Notes. As a result, the net number of outstanding shares of the company’s common stock following the conversion of the 2021 Notes increased by 3,285,663 shares.
Interest expense related to the 2021 Notes was as follows:

	Three Months Ended March 31,
	2021	2020
Contractual interest coupon	$0.8	$1.2
Amortization of debt discount	0.5	0.8
Amortization of debt issuance costs	0.1	0.1
Total	$1.4	$2.1

Other Debt
In 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At March 31, 2021, $6.6 million was reported in current maturities of long-term debt.
In 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At March 31, 2021, $3.8 million was reported in current maturities of long-term debt.
ABL Credit Facility
Contemporaneously with the issuance of the 2027 Notes, the company and the subsidiary guarantors entered into an amendment and restatement of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The amendment and restatement extended the maturity from October 2022 to October 29, 2025 and modified certain other terms and covenants. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $123.4 million net of letters of credit issued.
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
At March 31, 2021, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
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

The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2021, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $66 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2021, it has adequate provisions for any such matters.
Note 15 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2020	$(3,939.5)	$(826.6)	$(3,112.9)
Other comprehensive income (loss) before reclassifications	(13.0)	(15.6)	2.6
Amounts reclassified from accumulated other comprehensive income (loss)	197.3	(2.3)	199.6
Current period other comprehensive income (loss)	184.3	(17.9)	202.2
Balance at March 31, 2021	$(3,755.2)	$(844.5)	$(2,910.7)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,
	2021	2020
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(2.3)	$(19.0)
Postretirement plans(ii):
Amortization of prior service cost	(1.5)	(1.5)
Amortization of actuarial losses	44.8	43.9
Settlement loss	158.0	—
Total before tax	199.0	23.4
Income tax benefit	(1.7)	(1.3)
Total reclassifications for the period	$197.3	$22.1

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 4).

Note 16 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$14.4	$16.7
Interest	$4.1	$3.7

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$716.6	$898.5
Restricted cash	9.9	8.2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$726.5	$906.7

Cash and cash equivalents subject to contractual restrictions and are therefore not readily available are classified as restricted cash.
Note 17 - Segment Information
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020.
The company’s reportable segments are as follows:
•Digital Workplace Services (DWS), which provides services and IP-led solutions that support clients’ employees’ productivity, satisfaction and ability to securely work anywhere, any time;
•Cloud & Infrastructure Services (C&I), which provides hybrid and multi-cloud solutions in select markets to accelerate innovation and increase efficiency of our clients’ businesses; and
•ClearPath Forward® (CPF), which provides server systems and operating system software and services that are secure, innovative, and reliable for mission-critical processing.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the CPF segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the CPF segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the CPF segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the CPF segment for the three months ended March 31, 2021 and 2020 was $0.7 million and zero, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in Corporate. During the first quarter of 2021, the company also changed its internal measurement of segment profitability. Prior period amounts have therefore been reclassified to be comparable to the current period’s presentation.

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	CPF
Three Months Ended March 31, 2021
Customer revenue	$432.0	$141.1	$123.3	$167.6
Intersegment	1.0	—	—	1.0
Total revenue	$433.0	$141.1	$123.3	$168.6
Gross profit	$133.6	$18.5	$12.0	$103.1

Three Months Ended March 31, 2020
Customer revenue	$435.9	$160.2	$104.0	$171.7
Intersegment	0.1	—	—	0.1
Total revenue	$436.0	$160.2	$104.0	$171.8
Gross profit	$104.5	$7.2	$(2.8)	$100.1

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended March 31,
	2021	2020
Total segment revenue	$433.0	$436.0
Other revenue	77.8	79.5
Elimination of intercompany revenue	(1.0)	(0.1)
Total consolidated revenue	$509.8	$515.4
Other revenue and, in the table below, other gross profit, is comprised of an aggregation of a number of immaterial business activities that principally provide for the management of critical processes and functions for clients in select industries, helping them improve performance and reduce costs.

Presented below is a reconciliation of total segment gross profit to consolidated loss from continuing operations before income taxes:

	Three Months Ended March 31,
	2021	2020
Total segment gross profit	$133.6	$104.5
Other gross profit	5.6	8.6
Total gross profit	139.2	113.1
Selling, general and administrative expense	(90.0)	(86.8)
Research and development expense	(5.6)	(6.2)
Interest expense	(10.1)	(13.9)
Other (expense), net	(182.6)	(48.1)
Total loss from continuing operations before income taxes	$(149.1)	$(41.9)

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2021	2020
United States	$234.5	$215.6
United Kingdom	68.0	64.5
Other foreign	207.3	235.3
Total	$509.8	$515.4

Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At March 31, 2021, the company had approximately $0.8 billion of remaining performance obligations of which approximately 29% is estimated to be recognized as revenue by the end of 2021 and an additional 35% by the end of 2022.

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
Overview
During the three months ended March 31, 2021, the company continued to remove gross defined benefit pension plan liabilities by either removing or announcing plans to remove approximately $930 million. This is in addition to approximately $276 million removed in the fourth quarter of 2020. When completed, the company would have removed approximately $1.2 billion of gross pension liabilities.
In January of 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a first quarter 2021 settlement loss of $158.0 million.
In the second quarter of 2021, the company expects the primary pension plan related to its Dutch subsidiary to transfer to a multi-client circle within a multi-employer fund. This will result in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action is expected to result in a second quarter 2021 settlement loss of approximately $186 million.
In the second quarter of 2021, the company’s Swiss subsidiary expects to complete the transfer of its defined benefit pension plan to a multi-employer collective foundation. This is expected to result in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan during the first quarter of 2021. This action is expected to result in a second quarter 2021 settlement loss of approximately $29 million.
The American Rescue Plan Act, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, based on year-end 2020 pension data and assumptions, current projections indicate that the company will not be required to make future cash contributions to its U.S. qualified defined benefit pension plans and the company has determined that it will not make the previously-contemplated voluntary $200 million contribution to its U.S. pension plans in 2021.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
In 2021, the company expects to make cash contributions of approximately $50.3 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2021 and 2020, the company made cash contributions of $20.2 million and $325.6 million, respectively.
On March 3, 2021, the company completed the conversion of $84.2 million aggregate principal amount of Convertible Senior Notes due 2021 (the 2021 Notes) that remained outstanding for a combination of cash and shares of the company’s common stock. As a result of the conversion of the outstanding 2021 Notes, the company delivered to the holders (i) cash payments totaling approximately $86.5 million, which included an aggregate cash payment for outstanding principal of approximately $84.2 million, an aggregate cash payment for accrued interest of approximately $2.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of 4,537,123 shares of the company’s common stock. The issuance of the common stock was made in exchange for the 2021 Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

The company also received 1,251,460 shares of its common stock, now held in treasury stock, from the settlement of the capped call transactions that the company had entered into with the initial purchasers and/or affiliates of the initial purchasers of the 2021 Notes in connection with the issuance of the 2021 Notes. As a result, the net number of outstanding shares of the company’s common stock following the conversion of the 2021 Notes increased by 3,285,663 shares.
During the three months ended March 31, 2021, the company recognized cost-reduction charges and other costs of $8.5 million. The charges (credits) related to work-force reductions were $(1.6) million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $(4.5) million for changes in estimates. In addition, the company recorded a credit of $2.3 million for net foreign currency gains related to exiting foreign countries, a charge of $2.4 million for asset impairments and $5.4 million of other expenses.
During the three months ended March 31, 2020, the company recognized cost-reduction charges and other costs of $27.5 million. The charges related to work-force reductions were $8.5 million, principally related to severance costs, and were comprised of: (a) a charge of $9.7 million and (b) a credit of $(1.2) million for changes in estimates. In addition, the company recorded charges of $19.0 million for net foreign currency losses related to exiting foreign countries.
The charges (credits) were recorded in the following statement of income classifications:

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$(1.7)	$5.9
Selling, general and administrative	6.2	2.5
Research and development	1.7	0.1
Other (expenses), net	2.3	19.0
Total	$8.5	$27.5
Results of operations
Company results
Three months ended March 31, 2021 compared with the three months ended March 31, 2020
Revenue for the three months ended March 31, 2021 was $509.8 million compared with $515.4 million for the three months of 2020, a decrease of 1.1% from the prior year. Foreign currency fluctuations had a 2 percentage-point positive impact on revenue in the current period compared with the year-ago period.
U.S. revenue increased 8.8% in the current period compared with the year-ago period. International revenue decreased 8.2% in the current period compared with the prior-year period principally due to decreases in Latin America. Foreign currency had a 3 percentage-point positive impact on international revenue in the three months ended March 31, 2021 compared with the three months ended March 31, 2020.
Gross profit margin was 27.3% in the three months ended March 31, 2021 compared with 21.9% in the three months ended March 31, 2020. The increase was due in part by improvements in the company’s DWS and C&I segments driven by improvements to efficiency and related cost-reduction initiatives.
Selling, general and administrative expense in the three months ended March 31, 2021 was $90.0 million (17.7% of revenue) compared with $86.8 million (16.8% of revenue) in the year-ago period.
Research and development (R&D) expense for the three months ended March 31, 2021 was $5.6 million compared with $6.2 million for the three months ended March 31, 2020.
For the three months ended March 31, 2021, the company reported an operating profit of $43.6 million compared with an operating profit of $20.1 million for prior year period. The increase was principally driven by improvements to efficiency and related cost-reduction initiatives.
Interest expense for the three months ended March 31, 2021 was $10.1 million compared with $13.9 million for the three months ended March 31, 2020. The decline from the prior-year period was principally due to the redemption of the company’s Senior Secured Notes on April 14, 2020, offset in part by interest on the company’s Senior Secured Notes due 2027 issued in October of 2020.
Other (expense), net was expense of $182.6 million for the three months ended March 31, 2021 compared with expense of $48.1 million for the three months ended March 31, 2020. Other (expense), net for the three months ended March 31, 2021 includes $158.0 million of a U.S. pension settlement loss. See Note 6 for details of other (expense), net.

The loss from continuing operations before income taxes for the three months ended March 31, 2021 was $149.1 million compared with a loss of $41.9 million for the three months ended March 31, 2020. The decline was principally due to the U.S. pension settlement loss discussed above.
The provision for income taxes was $8.4 million in the current period compared with $10.8 million in the year-ago period.
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
Net loss from continuing operations attributable to Unisys Corporation for the three months ended March 31, 2021 was $157.8 million, or a loss of $(2.45) per diluted share, compared with a loss of $53.2 million, or a loss of $0.85 per diluted share, for the three months ended March 31, 2020.
Segment results
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020.
The company’s reportable segments are as follows:
•Digital Workplace Services (DWS), which provides services and IP-led solutions that support clients’ employees’ productivity, satisfaction and ability to securely work anywhere, any time;
•Cloud & Infrastructure Solutions (C&I), which provides hybrid and multi-cloud solutions in select markets to accelerate innovation and increase efficiency of our clients’ businesses; and
•ClearPath Forward® (CPF), which provides server systems and operating system software and services that are secure, innovative, and reliable for mission-critical processing.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the CPF segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the CPF segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the CPF segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the CPF segment for the three months ended March 31, 2021 and 2020 was $0.7 million and zero, respectively. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in Corporate. During the first quarter of 2021, the company also changed its internal measurement of segment profitability. Prior period amounts have therefore been reclassified to be comparable to the current period’s presentation.

Three months ended March 31, 2021 compared with the three months ended March 31, 2020
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	CPF
Three Months Ended March 31, 2021
Customer revenue	$432.0	$141.1	$123.3	$167.6
Intersegment	1.0	—	—	1.0
Total revenue	$433.0	$141.1	$123.3	$168.6
Gross profit percent	30.9%	13.1%	9.7%	61.2%

Three Months Ended March 31, 2020
Customer revenue	$435.9	$160.2	$104.0	$171.7
Intersegment	0.1	—	—	0.1
Total revenue	$436.0	$160.2	$104.0	$171.8
Gross profit percent	24.0%	4.5%	(2.7)%	58.3%

Gross profit percent is as a percent of total revenue.
Revenue from DWS was $141.1 million in the current quarter a decline of 11.9% compared with the prior-year quarter. The decline was due in part to reduced field services volumes. Foreign currency fluctuations had a 2 percentage-point positive impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 13.1% in the current period compared with 4.5% in the year ago period. The increase in gross profit was due in part by improvements driven by efficiency and related cost-reduction initiatives.
C&I revenue was $123.3 million for the three-month period ended March 31, 2021, an increase of 18.6% compared with the three-month period ended March 31, 2020. The increase was driven by continued momentum with public sector clients. Foreign currency fluctuations had a 3 percentage-point positive impact on C&I revenue in the current period compared with the year-ago period. Gross profit percent was 9.7% in the current period compared with (2.7)% in the year ago period. The increase in gross profit was due in part by improvements driven by efficiency and related cost-reduction initiatives.
CPF revenue was $167.6 million for the three-month period ended March 31, 2021, a decline of 2.4% compared with the three-month period ended March 31, 2020. Foreign currency fluctuations had a 1 percentage-point negative impact on C&I revenue in the current period compared with the year-ago period. Gross profit percent was 61.2% in the current period compared with 58.3% in the year ago period.
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
Cash and cash equivalents at March 31, 2021 were $716.6 million compared to $898.5 million at December 31, 2020.
As of March 31, 2021, $284.4 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the three months ended March 31, 2021, cash used for operations was $42.9 million compared to cash usage of $377.9 million for the three months ended March 31, 2020. The decrease in cash usage was principally due to lower cash contributions to the company’s U.S. qualified defined benefit pension plans in the current period.
Cash used for investing activities during the three months ended March 31, 2021 was $33.9 million compared to cash provided of $1,093.8 million during the three months ended March 31, 2020. On March 13, 2020, the company sold its U.S. Federal business and received net cash proceeds of $1,164.7 million. Net purchases of investments were $6.0 million for the three months ended March 31, 2021 compared with net purchases of $41.7 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $17.4 million compared with $17.3 million in the year-ago period, capital additions of properties were $5.1 million in 2021 compared with $5.6 million in 2020 and capital additions of outsourcing assets were $5.0 million in 2021 compared with $4.8 million in 2020.
Cash used for financing activities during the three months ended March 31, 2021 was $94.8 million compared to cash provided of $50.8 million during the three months ended March 31, 2020. The increase in cash used was principally due to the redemption of all $84.2 million of the company’s Convertible Senior Notes due 2021 (the 2021 Notes). See below.
The American Rescue Plan Act, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, based on year-end 2020 pension data and assumptions, current projections indicate that the company will not be required to make future cash contributions to its U.S. qualified defined benefit pension plans and the company has determined that it will not make the previously-contemplated voluntary $200 million contribution to its U.S. pension plans in 2021.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
In 2021, the company expects to make cash contributions of approximately $50.3 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2021 and 2020, the company made cash contributions of $20.2 million and $325.6 million, respectively.
At March 31, 2021, total debt was $541.1 million compared to $629.9 million at December 31, 2020. The reduction was principally due to the conversion of the company’s 2021 Notes.
On March 3, 2021, the company completed the conversion of $84.2 million aggregate principal amount of the 2021 Notes that remained outstanding for a combination of cash and shares of the company’s common stock. As a result of the conversion of the outstanding 2021 Notes, the company delivered to the holders (i) aggregate cash payments totaling approximately $86.5 million, which included an aggregate cash payment for outstanding principal of approximately $84.2 million, an aggregate cash payment for accrued interest of approximately $2.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of 4,537,123 shares of the company’s common stock. The issuance of the common stock was made in exchange for the 2021 Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
The company also received 1,251,460 shares of its common stock, now held in treasury stock, from the settlement of the capped call transactions that the company had entered into with the initial purchasers and/or affiliates of the initial purchasers of the 2021 Notes in connection with the issuance of the 2021 Notes. As a result, the net number of outstanding shares of the company’s common stock following the conversion of the 2021 Notes increased by 3,285,663 shares.
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $123.4 million net of letters of credit issued.
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
At March 31, 2021, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
The company maintains a shelf registration statement with the Securities and Exchange Commission that covers the offer and sale of debt or equity securities. Subject to the company’s ongoing compliance with securities laws, the company may offer and sell debt and equity securities from time to time under the shelf registration statement. In addition, from time to time, the company may explore a variety of institutional debt and equity sources to fund its liquidity and capital needs.
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its 2020 Form 10-K.
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
Item 1A. Risk Factors
There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company’s 2020 Form 10-K except for the risk factor relating to defined benefit pension plans which has been changed as follows:
DEFINED BENEFIT PENSION PLANS
The company has significant underfunded pension obligations.
The company has significant unfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans, which were comprised of $791.1 million for the company’s U.S. qualified defined benefit pension plans and $35.1 million primarily for non-U.S. defined benefit pension plans. Based on current contribution agreements, legislation, global regulations, recent interest rates and expected returns, in 2021 the company estimates that it will make cash contributions of approximately $50.3 million primarily for non-U.S. defined benefit pension plans. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. If estimates for future contributions change materially, the company may need to obtain additional funding in order to make future contributions. In this event, there is no assurance that the company would be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
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

Defined Benefit Pension Plans
•we have significant underfunded pension obligations;
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
Item 6. Exhibits

See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2017)

3.4	Bylaws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)

10.1	Form of TSR-Based Cash Award Agreement

10.2	Form of TSR-Based Restricted Stock Unit Agreement

10.3	Form of Performance Growth TSR-Based Restricted Stock Unit Agreement

10.4	Form of Performance Growth Time-Based Restricted Stock Unit Agreement

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Michael M. Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Michael M. Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: May 6, 2021	By:	/s/ Michael M. Thomson
Michael M. Thomson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)