Form 10-Q
period 2021-06-30
UNISYS CORP
filed 2021-08-02
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of June 30, 2021: 67,115,826

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Services	$430.5	$396.0	$850.9	$821.9
Technology	86.8	42.8	176.2	132.3
	517.3	438.8	1,027.1	954.2
Costs and expenses
Cost of revenue
Services	337.9	340.0	676.6	715.7
Technology	37.2	23.9	69.1	50.5
	375.1	363.9	745.7	766.2
Selling, general and administrative	94.6	80.2	184.6	167.0
Research and development	6.8	3.2	12.4	9.4
	476.5	447.3	942.7	942.6
Operating income (loss)	40.8	(8.5)	84.4	11.6
Interest expense	8.4	4.6	18.5	18.5
Other (expense), net	(227.8)	(53.7)	(410.4)	(101.8)
Loss from continuing operations before income taxes	(195.4)	(66.8)	(344.5)	(108.7)
Provision (benefit) for income taxes	(53.1)	9.7	(44.7)	20.5
Consolidated net loss from continuing operations	(142.3)	(76.5)	(299.8)	(129.2)
Net income (loss) attributable to noncontrolling interests	(1.5)	—	(1.2)	0.5
Net loss from continuing operations attributable to Unisys Corporation	(140.8)	(76.5)	(298.6)	(129.7)
Income (loss) from discontinued operations, net of tax	—	(2.1)	—	1,066.4
Net income (loss) attributable to Unisys Corporation	$(140.8)	$(78.6)	$(298.6)	$936.7
Earnings (loss) per share attributable to Unisys Corporation
Basic
Continuing operations	$(2.10)	$(1.21)	$(4.54)	$(2.06)
Discontinued operations	—	(0.04)	—	16.97
Total	$(2.10)	$(1.25)	$(4.54)	$14.91
Diluted
Continuing operations	$(2.10)	$(1.21)	$(4.54)	$(2.06)
Discontinued operations	—	(0.04)	—	16.97
Total	$(2.10)	$(1.25)	$(4.54)	$14.91
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net loss from continuing operations	$(142.3)	$(76.5)	$(299.8)	$(129.2)
Income (loss) from discontinued operations, net of tax	—	(2.1)	—	1,066.4
Total	(142.3)	(78.6)	(299.8)	937.2
Other comprehensive income
Foreign currency translation	16.8	6.4	(0.3)	(81.2)
Postretirement adjustments, net of tax of $34.7 and $37.8 in 2021 and $0.4 and $14.3 in 2020	143.0	40.0	345.2	131.2
Total other comprehensive income	159.8	46.4	344.9	50.0
Comprehensive income (loss)	17.5	(32.2)	45.1	987.2
Less comprehensive income (loss) attributable to noncontrolling interests	(0.8)	0.3	0.3	(1.5)
Comprehensive income (loss) attributable to Unisys Corporation	$18.3	$(32.5)	$44.8	$988.7
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$596.7	$898.5
Accounts receivable, net	400.7	460.5
Contract assets	47.8	44.3
Inventories	6.1	13.4
Prepaid expenses and other current assets	94.9	89.3
Total current assets	1,146.2	1,506.0
Properties	712.9	727.0
Less-accumulated depreciation and amortization	605.5	616.5
Properties, net	107.4	110.5
Outsourcing assets, net	150.1	173.9
Marketable software, net	188.9	193.6
Operating lease right-of-use assets	67.5	79.3
Prepaid postretirement assets	124.1	187.5
Deferred income taxes	153.5	136.2
Goodwill	226.2	108.6
Intangible assets, net	34.0	—
Restricted cash	9.5	8.2
Other long-term assets	168.9	204.1
Total assets	$2,376.3	$2,707.9
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$19.4	$102.8
Accounts payable	131.0	223.2
Deferred revenue	242.0	257.1
Other accrued liabilities	286.5	352.0
Total current liabilities	678.9	935.1
Long-term debt	517.5	527.1
Long-term postretirement liabilities	1,195.7	1,286.1
Long-term deferred revenue	143.3	137.9
Long-term operating lease liabilities	54.1	62.4
Other long-term liabilities	50.6	71.4
Commitments and contingencies (see Note 15)
Deficit:
Common stock, shares issued: 2021; 72.4, 2020; 66.8	0.7	0.7
Accumulated deficit	(1,259.1)	(960.5)
Treasury stock, shares at cost: 2021; 5.3, 2020; 3.8	(152.1)	(114.4)
Paid-in capital	4,697.8	4,656.9
Accumulated other comprehensive loss	(3,596.1)	(3,939.5)
Total Unisys Corporation stockholders’ deficit	(308.8)	(356.8)
Noncontrolling interests	45.0	44.7
Total deficit	(263.8)	(312.1)
Total liabilities and deficit	$2,376.3	$2,707.9
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Consolidated net loss from continuing operations	$(299.8)	$(129.2)
Income from discontinued operations, net of tax	—	1,066.4
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Gain on sale of U.S. Federal business	—	(1,057.4)
Loss on debt extinguishment	—	28.5
Foreign currency translation losses	1.2	15.3
Non-cash interest expense	1.2	2.7
Employee stock compensation	7.0	8.0
Depreciation and amortization of properties	15.2	15.6
Depreciation and amortization of outsourcing assets	33.2	32.7
Amortization of marketable software	34.4	36.0
Amortization of intangible assets	0.5	—
Other non-cash operating activities	(0.2)	1.3
Loss on disposal of capital assets	1.2	0.5
Postretirement contributions	(32.1)	(333.0)
Postretirement expense	394.7	48.4
Deferred income taxes, net	(65.2)	(7.0)
Changes in operating assets and liabilities
Receivables, net and contract assets	96.1	39.6
Inventories	7.4	1.4
Other assets	(5.5)	(3.0)
Accounts payable and current liabilities	(207.2)	(161.5)
Other liabilities	16.9	2.6
Net cash used for operating activities	(1.0)	(392.1)
Cash flows from investing activities
Purchase of business	(150.1)	—
Net proceeds from sale of U.S. Federal business	—	1,159.4
Proceeds from investments	2,261.6	1,735.3
Purchases of investments	(2,262.4)	(1,755.9)
Investment in marketable software	(29.7)	(36.7)
Capital additions of properties	(12.0)	(10.6)
Capital additions of outsourcing assets	(8.7)	(15.8)
Other	(0.4)	(0.2)
Net cash (used for) provided by investing activities	(201.7)	1,075.5
Cash flows from financing activities
Proceeds from short-term borrowings	—	60.3
Proceeds from issuance of long-term debt	1.5	4.0
Payments of long-term debt	(95.4)	(448.4)
Cash paid for debt extinguishment	—	(23.7)
Proceeds from exercise of stock options	3.7	—
Other	(7.7)	(4.7)
Net cash used for financing activities	(97.9)	(412.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(30.3)
Increase (decrease) in cash, cash equivalents and restricted cash	(300.5)	240.6
Cash, cash equivalents and restricted cash, beginning of period	906.7	551.8
Cash, cash equivalents and restricted cash, end of period	$606.2	$792.4
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net income (loss)	(157.5)	(157.8)		(157.8)				0.3
Capped call on conversion of notes	—	—			(30.8)	30.8
Stock-based activity	(1.3)	(1.3)			(6.7)	5.4
Translation adjustments	(17.1)	(17.9)					(17.9)	0.8
Postretirement plans	202.2	202.2					202.2	—
Balance at March 31, 2021	$(285.8)	$(331.6)	$0.7	$(1,118.3)	$(151.9)	$4,693.1	$(3,755.2)	$45.8
Consolidated net loss	(142.3)	(140.8)		(140.8)				(1.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	16.8	16.4					16.4	0.4
Postretirement plans	143.0	142.7					142.7	0.3
Balance at June 30, 2021	$(263.8)	$(308.8)	$0.7	$(1,259.1)	$(152.1)	$4,697.8	$(3,596.1)	$45.0

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	1,015.8	1,015.3		1,015.3				0.5
Stock-based activity	(0.5)	(0.5)			(4.6)	4.1
Translation adjustments	(87.6)	(81.6)					(81.6)	(6.0)
Postretirement plans	91.2	87.5					87.5	3.7
Balance at March 31, 2020	$(209.4)	$(244.7)	$0.7	$(695.9)	$(114.2)	$4,647.4	$(4,082.7)	$35.3
Consolidated net loss	(78.6)	(78.6)		(78.6)
Stock-based activity	2.9	2.9			(0.1)	3.0
Translation adjustments	6.4	6.5					6.5	(0.1)
Postretirement plans	40.0	39.6					39.6	0.4
Balance at June 30, 2020	$(238.7)	$(274.3)	$0.7	$(774.5)	$(114.3)	$4,650.4	$(4,036.6)	$35.6

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal contingencies, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.
The company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of June 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of estimated credit losses, contract assets, outsourcing assets, marketable software, goodwill and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial position as of June 30, 2021 resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial position in future reporting periods.
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
Note 2 - Discontinued Operations
On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for cash of $1.2 billion. Net cash proceeds of the sale was $1,159.4 million (net of working capital adjustments and transaction costs).

The results of the U.S. Federal business discontinued operations were as follows:

	Three Months Ended June 30, 2020*	Six Months Ended June 30, 2020*
Revenue	$—	$149.5
Income (loss):
Operations	0.1	9.1
Gain on sale	(0.9)	1,060.8
	(0.8)	1,069.9
Income tax provision	1.3	3.5
Income (loss) from discontinued operations, net of tax	$(2.1)	$1,066.4
* Includes results of operations through the March 13, 2020 closing date.
Note 3 - Acquisitions
On June 3, 2021, the company acquired 100% of Unify Square, Inc. (Unify Square) for a purchase price consideration of $150.1 million on a cash-free, debt-free basis. The purchase price is subject to customary adjustments based on closing cash, indebtedness and working capital. The company is funding the cash consideration and acquisition-related costs with cash on hand.
Headquartered in Bellevue, Washington, and with offices in the United Kingdom, Germany, Switzerland, India, Australia and Lithuania, Unify Square is a market leader in the provision of management and security software and services for collaboration and communication platforms. The acquisition is expected to enhance the company’s digital workplace solutions and enable the company to deliver higher value solutions to its clients.
The preliminary fair values of the total net assets acquired was as follows:

Receivables	$3.4
Prepaid expenses and other current assets	0.6
Properties and other long-term assets	0.4
Accounts payable and accruals	(3.7)
Deferred revenue	(2.7)
Intangible assets	34.5
Goodwill	117.6
Total	$150.1
At June 30, 2021, the company has not finalized the purchase accounting related to Unify Square and the above amounts represent preliminary estimated values. The preliminary purchase price allocation is subject to change as the company completes its determination of the final working capital and the fair values of the acquired assets and liabilities assumed, the impact of which could be material.
Goodwill is the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. The goodwill represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Any goodwill determined by the allocation of the purchase price will be recorded in the company’s Digital Workplace Solutions segment and is not expected to be deductible for tax purpose.
The following table summarizes the preliminary fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years
Customer relationships and backlog	7	$18.0
Software and technology	6	15.0
Trade name	1	1.5
Total		$34.5
The company incurred and expensed acquisition-related costs of $1.6 million, included within selling, general and administrative expense on the consolidated statements of income (loss) for the three and six months ended June 30, 2021.
The company’s consolidated financial statements include the results of Unify Square commencing as of the acquisition date.
Pro forma information and revenue and operating results of Unify Square have not been presented as the impact is not material to the company’s consolidated financial statements.
Note 4 - Cost-Reduction Actions
During the three months ended June 30, 2021, the company recognized cost-reduction charges and other costs of $5.1 million. The charges (credits) related to work-force reductions were $(0.3) million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $(3.2) million for changes in estimates. In addition, the company recorded charges of $5.4 million comprised of $(0.7) million for net foreign currency gains related to exiting foreign countries, $4.4 million for asset impairments and $1.7 million of other expenses related to the cost-reduction effort.
During the three months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $7.9 million. The charges (credits) related to work-force reductions were $(3.0) million, principally related to severance costs, and were comprised of: (a) a charge of $1.6 million and (b) a credit of $(4.6) million for changes in estimates. In addition, the company recorded a credit of $(0.6) million for net foreign currency gains related to exiting foreign countries and a charge of $11.5 million for asset impairments.
During the six months ended June 30, 2021, the company recognized cost-reduction charges and other costs of $13.6 million. The charges (credits) related to work-force reductions were $(1.9) million, principally related to severance costs, and were comprised of: (a) a charge of $5.8 million and (b) a credit of $(7.7) million for changes in estimates. In addition, the company recorded charges of $15.5 million comprised of $1.6 million for net foreign currency losses related to exiting foreign countries, $6.8 million for asset impairments and $7.1 million of other expenses related to the cost-reduction effort.
During the six months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $35.4 million. The charges related to work-force reductions were $5.5 million, principally related to severance costs, and were comprised of: (a) a charge of $11.3 million and (b) a credit of $(5.8) million for changes in estimates. In addition, the company recorded charges of $18.4 million for net foreign currency losses related to exiting foreign countries and $11.5 million for asset impairments.

The charges (credits) were recorded in the following statement of income classifications:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue - services	$2.8	$6.9	$1.1	$12.8
Selling, general and administrative	2.6	1.5	8.8	4.0
Research and development	0.4	0.1	2.1	0.2
Other (expense), net	(0.7)	(0.6)	1.6	18.4
Total	$5.1	$7.9	$13.6	$35.4
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2020	$55.9	$13.1	$42.8
Additional provisions	5.8	3.7	2.1
Payments	(22.1)	(9.4)	(12.7)
Changes in estimates	(7.7)	(0.4)	(7.3)
Translation adjustments	(0.9)	—	(0.9)
Balance at June 30, 2021	$31.0	$7.0	$24.0
Expected future utilization on balance at June 30, 2021:
Short-term	$26.3	$7.0	$19.3
Long-term	$4.7	$—	$4.7

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense is presented below:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.5	$—	$0.5	$0.7	$—	$0.7
Interest cost	38.4	29.4	9.0	53.8	40.8	13.0
Expected return on plan assets	(68.4)	(48.5)	(19.9)	(73.9)	(52.0)	(21.9)
Amortization of prior service benefit	(1.4)	(0.6)	(0.8)	(1.3)	(0.7)	(0.6)
Recognized net actuarial loss	46.6	34.6	12.0	44.7	34.3	10.4
Settlement losses	210.7	—	210.7	—	—	—
Net periodic pension expense	$226.4	$14.9	$211.5	$24.0	$22.4	$1.6

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.7	$—	$1.7	$1.4	$—	$1.4
Interest cost	78.0	58.8	19.2	107.6	81.2	26.4
Expected return on plan assets	(142.5)	(99.9)	(42.6)	(149.0)	(104.3)	(44.7)
Amortization of prior service benefit	(2.7)	(1.2)	(1.5)	(2.5)	(1.3)	(1.2)
Recognized net actuarial loss	92.8	67.8	25.0	89.0	67.8	21.2
Settlement losses	368.7	158.0	210.7	—	—	—
Net periodic pension expense	$396.0	$183.5	$212.5	$46.5	$43.4	$3.1

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other (expense), net in the consolidated statements of income (loss).

In January of 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a first quarter 2021 settlement loss of $158.0 million.
Effective May 1, 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multiple-client circle within a multiple-employer fund. This resulted in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action resulted in a second quarter 2021 pre-tax settlement loss of $182.6 million.
In the second quarter of 2021, the company’s Swiss subsidiary transferred its defined benefit pension plan to a multi-employer collective foundation. This resulted in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan during the first quarter of 2021. This action resulted in a second quarter 2021 settlement loss of $28.1 million.
The American Rescue Plan Act, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, based on year-end 2020 pension data and assumptions, current projections indicate that the company will not be required to make future cash contributions to its U.S. qualified defined benefit pension plans for the period covered by such projections and the company has determined that it will not make the previously-contemplated voluntary $200 million contribution to its U.S. pension plans in 2021.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.

In 2021, the company expects to make cash contributions of approximately $48.7 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2021 and 2020, the company made cash contributions of $30.3 million and $329.9 million, respectively.
Net periodic postretirement benefit (income) expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost(i)	$0.1	$0.1	$0.2	$0.2
Interest cost	0.4	1.1	0.8	2.2
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial (gain) loss	(0.7)	0.2	(1.3)	0.5
Amortization of prior service cost	(0.4)	(0.4)	(0.8)	(0.8)
Net periodic postretirement benefit (income) expense	$(0.7)	$0.9	$(1.3)	$1.9

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $5.0 million to its postretirement benefit plan in 2021 compared to $6.0 million in 2020. For the six months ended June 30, 2021 and 2020, the company made cash contributions of $1.8 million and $3.1 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of June 30, 2021, the company has granted non-qualified stock options, restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2021 and 2020, the company recorded $7.0 million and $8.0 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
Restricted stock and restricted stock unit awards may contain time-based units, performance-based units, total shareholder return market-based units, or a combination of these units. Each performance-based and market-based unit will vest into zero to two shares depending on the degree to which the performance or market conditions are met. Compensation expense for performance-based awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. Compensation expense for market-related awards is recognized as expense ratably over the measurement period, regardless of the actual level of achievement, provided the service requirement is met. Restricted stock unit grants for the company’s directors vest upon award and compensation expense for such awards is recognized upon grant.
A summary of restricted stock and restricted stock unit (RSU) activity for the six months ended June 30, 2021 follows (shares in thousands):

	Restricted Stock and RSU’s	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2020	1,726	$17.87
Granted	1,262	27.97
Vested	(890)	16.55
Forfeited and expired	(115)	19.65
Outstanding at June 30, 2021	1,983	23.31

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the six months ended June 30, 2021 and 2020 was $32.2 million and $17.2 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Six Months Ended June 30,
	2021	2020
Weighted-average fair value of grant	$40.02	$28.33
Risk-free interest rate(i)	0.27%	1.35%
Expected volatility(ii)	57.08%	51.81%
Expected life of restricted stock units in years(iii)	2.84	2.86
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)Represents the remaining life of the longest performance period
As of June 30, 2021, there was $33.3 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The aggregate weighted-average grant-date fair value of restricted stock units vested during the six months ended June 30, 2021 and 2020 was $14.7 million and $12.6 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 7 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Postretirement expense*	$(225.1)	$(24.2)	$(392.8)	$(46.9)
Loss on debt extinguishment	—	(28.5)	—	(28.5)
Foreign exchange gains (losses)**	2.0	0.7	(0.9)	(14.9)
Environmental costs and other, net	(4.7)	(1.7)	(16.7)	(11.5)
Total other (expense), net	$(227.8)	$(53.7)	$(410.4)	$(101.8)
*Includes $210.7 million and $368.7 million in the three and six months ended June 30, 2021, respectively, of settlement losses related to defined benefit pension plans. See Note 5.
**Includes a credit of $(0.7) million and a credit of $(0.6) million for net foreign currency gains for the three months ended June 30, 2021 and 2020, respectively, related to substantial completion of liquidation of foreign subsidiaries. Includes $1.6 million and $18.4 million for net foreign currency losses for the six months ended June 30, 2021 and 2020, respectively, related to substantial completion of liquidation of foreign subsidiaries.
Note 8 - Income Taxes
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
A corporation’s ability to deduct its federal net operating loss (NOL) carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382, may severely limit or effectively eliminate the company’s ability to utilize its NOL carryforwards and other tax attributes.

Note 9 - Earnings Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(140.8)	$(76.5)	$(298.6)	$(129.7)
Income (loss) from discontinued operations, net of tax	—	(2.1)	—	1,066.4
Net income (loss) attributable to Unisys Corporation	$(140.8)	$(78.6)	$(298.6)	$936.7

Weighted average shares	67,080	63,010	65,752	62,830

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(2.10)	$(1.21)	$(4.54)	$(2.06)
Discontinued operations	—	(0.04)	—	16.97
Total	$(2.10)	$(1.25)	$(4.54)	$14.91

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(140.8)	$(76.5)	$(298.6)	$(129.7)
Add interest expense on convertible senior notes, net of tax of zero	—	—	—	—
Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(140.8)	(76.5)	(298.6)	(129.7)
Income (loss) from discontinued operations, net of tax	—	(2.1)	—	1,066.4
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(140.8)	$(78.6)	$(298.6)	$936.7

Weighted average shares	67,080	63,010	65,752	62,830
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	—	—
Convertible senior notes	—	—	—	—
Adjusted weighted average shares	67,080	63,010	65,752	62,830

Diluted earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(2.10)	$(1.21)	$(4.54)	$(2.06)
Discontinued operations	—	(0.04)	—	16.97
Total	$(2.10)	$(1.25)	$(4.54)	$14.91

Anti-dilutive weighted-average stock options and restricted stock units(i)	740	1,274	903	1,074
Anti-dilutive weighted-average common shares issuable upon conversion of the convertible senior notes(i)	—	8,625	1,113	8,625

(i)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.

Note 10 - Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

	June 30, 2021	December 31, 2020
Contract assets - current	$47.8	$44.3
Contract assets - long-term(i)	14.2	20.7
Deferred revenue - current	(242.0)	(257.1)
Deferred revenue - long-term	(143.3)	(137.9)

(i)Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes in the above contract asset and liability balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized that was included in deferred revenue at the beginning of the period	$63.8	$68.2	$162.9	$149.2
Note 11 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At June 30, 2021 and December 31, 2020, the company had $7.7 million and $8.7 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Deferred commissions - amortization expense(i)	$0.8	$0.8	$1.6	$1.5

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss)
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at June 30, 2021 and December 31, 2020 was $67.2 million and $74.4 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Costs to fulfill a contract - amortization expense	$6.8	$6.3	$12.7	$12.7
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 12 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2021 and December 31, 2020, the notional amount of these contracts was $530.8 million and $588.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	June 30, 2021	December 31, 2020
Balance Sheet Location
Prepaid expenses and other current assets	$1.0	$1.4
Other accrued liabilities	4.1	1.0
Total fair value	$(3.1)	$0.4
The following table summarizes the location and amount of gains and losses recognized on foreign exchange forward contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statement of Income Location
Other (expense), net	$4.5	$3.9	$(4.3)	$(24.6)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$477.5	$531.7	$476.9	$532.3
5.50% convertible senior notes due March 1, 2021	—	—	83.6	169.8
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 13 - Goodwill and Intangible Assets
Goodwill
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, operating segments and reporting units. The realignment and change was deemed a triggering event, resulting in the company performing an interim goodwill analysis on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment charges resulting from this analysis. See Note 18 for additional information on the company’s operating and reportable segments.
As a result of the realignment, goodwill totaling $108.6 million was reallocated on a relative fair value basis. The amount of goodwill at March 31, 2021 and December 31, 2020 was as follows: Enterprise Computing Solutions (ECS), $98.3 million and

Other, $10.3 million. On June 3, 2021, the company acquired Unify Square, Inc. resulting in a preliminary estimated addition to goodwill in the DWS segment of $117.6 million (see Note 3).
Changes in the carrying value of goodwill by segment were as follows:

	Total	DWS	C&I	ECS	Other
Balance at December 31, 2020	$108.6	$—	$—	$98.3	$10.3
Acquisition (see Note 3)	117.6	117.6	—	—	—
Balance at June 30, 2021	$226.2	$117.6	$—	$98.3	$10.3
At June 30, 2021, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Intangible Assets
Intangible assets, net (see Note 3) at June 30, 2021 consists of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships and backlog	$18.0	$0.2	$17.8
Software and technology	15.0	0.2	14.8
Trade name	1.5	0.1	1.4
Total	$34.5	$0.5	$34.0
Amortization expense was $0.5 million for the three and six months ended June 30, 2021.
Note 14 - Debt
Long-term debt is comprised of the following:

	June 30, 2021	December 31, 2020
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $7.5 and $8.1 million at June 30, 2021 and at December 31, 2020)	$477.5	$476.9
5.50% convertible senior notes (Face value of $84.2 million less unamortized discount and fees of $0.6 million at December 31, 2020)	—	83.6
Finance leases	3.8	5.5
Other debt	55.6	63.9
Total	536.9	629.9
Less – current maturities	19.4	102.8
Total long-term debt	$517.5	$527.1

See Note 12 for the fair value of the notes.
Senior Secured Notes due 2027
On October 29, 2020, the company issued $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes will pay interest semiannually on May 1 and November 1, commencing on May 1, 2021, and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I, and Unify Square, Inc., each is directly or indirectly owned by the company (the subsidiary guarantors).
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

Prior to November 1, 2023, the company may, at its option, redeem some or all of the 2027 Notes at any time, at a price equal to 100% of the principal amount of the 2027 Notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 40% of the 2027 Notes at any time prior to November 1, 2023, using the proceeds of certain equity offerings at a redemption price of 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any. On or after November 1, 2023, the company may, on any one or more occasions, redeem all or a part of the 2027 Notes at specified redemption premiums, declining to par for any redemptions on or after November 1, 2025.
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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Contractual interest coupon	$8.4	$16.7
Amortization of issuance costs	0.3	0.6
Total	$8.7	$17.3
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
Interest expense related to the 2022 Notes was as follows:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Contractual interest coupon	$2.0	$13.8
Amortization of issuance costs	0.1	0.7
Total	$2.1	$14.5
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
Interest expense related to the 2021 Notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest coupon	$—	$1.1	$0.8	$2.3
Amortization of debt discount	—	0.8	0.5	1.6
Amortization of debt issuance costs	—	0.1	0.1	0.2
Total	$—	$2.0	$1.4	$4.1
Other Debt
In 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At June 30, 2021, $6.2 million was reported in current maturities of long-term debt.
In 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At June 30, 2021, $3.8 million was reported in current maturities of long-term debt.
Asset Based Lending (ABL) Credit Facility
Contemporaneously with the issuance of the 2027 Notes, the company and the subsidiary guarantors entered into an amendment and restatement of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The amendment and restatement extended the maturity from October 2022 to October 29, 2025 and modified certain other terms and covenants. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $103.3 million net of letters of credit issued.
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
The Amended and Restated ABL Credit Facility contains customary representations and warranties, including, but not limited to, that there has been no material adverse change in the company’s business, properties, operations or financial condition. The Amended and Restated ABL Credit Facility includes restrictions on the ability of the company and its subsidiaries to, among other things, incur other debt or liens, dispose of assets and make acquisitions, loans and investments, repurchase its equity, and prepay other debt. These restrictions are subject to several important limitations and exceptions. Events of default include non-

payment, failure to comply with covenants, materially incorrect representations and warranties, change of control and default under other debt aggregating at least $50.0 million, subject to relevant cure periods, as applicable.
At June 30, 2021, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
Note 15 - Litigation and Contingencies
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2021, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $75 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2021, it has adequate provisions for any such matters.
Note 16 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2020	$(3,939.5)	$(826.6)	$(3,112.9)
Other comprehensive income (loss) before reclassifications	(4.0)	0.1	(4.1)
Amounts reclassified from accumulated other comprehensive loss	347.4	(1.6)	349.0
Current period other comprehensive income	343.4	(1.5)	344.9
Balance at June 30, 2021	$(3,596.1)	$(828.1)	$(2,768.0)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$0.7	$0.6	$(1.6)	$(18.4)
Postretirement plans(ii):
Amortization of prior service cost	(1.6)	(1.4)	(3.1)	(2.9)
Amortization of actuarial losses	45.2	44.4	90.0	88.3
Settlement losses	142.7	—	300.7	—
Total before tax	187.0	43.6	386.0	67.0
Income tax benefit	(36.9)	(1.4)	(38.6)	(2.7)
Total reclassifications for the period	$150.1	$42.2	$347.4	$64.3

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 5).
Note 17 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$32.5	$24.4
Interest	$21.8	$28.4

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$596.7	$898.5
Restricted cash	9.5	8.2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$606.2	$906.7
Cash and cash equivalents subject to contractual restrictions and are therefore not readily available are classified as restricted cash.

Note 18 - Segment Information
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020. In addition, during the second quarter of 2021, the company renamed its ClearPath Forward® segment as Enterprise Computing Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides services and IP-led solutions that support clients’ employees’ productivity, satisfaction and ability to securely work anywhere, any time;
•Cloud & Infrastructure Solutions (C&I), which provides hybrid and multi-cloud solutions in select markets to accelerate innovation and increase efficiency of our clients’ businesses; and
•Enterprise Computing Solutions (ECS), which provides server systems and operating system software and services that are secure, innovative, and reliable for mission-critical processing.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three months ended June 30, 2021 and 2020 was $0.4 million and zero, respectively. The amount for the six months ended June 30, 2021 and 2020 was $1.1 million and zero, respectively. The sales and profit on these transactions are eliminated in Corporate.
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
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Three Months Ended June 30, 2021
Customer revenue	$440.4	$146.5	$124.4	$169.5
Intersegment	0.5	—	—	0.5
Total revenue	$440.9	$146.5	$124.4	$170.0
Gross profit	$142.1	$22.3	$15.6	$104.2

Three Months Ended June 30, 2020
Customer revenue	$367.6	$133.5	$113.2	$120.9
Intersegment	—	—	—	—
Total revenue	$367.6	$133.5	$113.2	$120.9
Gross profit	$71.8	$9.1	$5.9	$56.8

	Total Segments	DWS	C&I	ECS
Six Months Ended June 30, 2021
Customer revenue	$872.4	$287.6	$247.7	$337.1
Intersegment	1.4	—	—	1.4
Total revenue	$873.8	$287.6	$247.7	$338.5
Gross profit	$275.8	$40.9	$27.6	$207.3

Six Months Ended June 30, 2020
Customer revenue	$803.5	$293.7	$217.2	$292.6
Intersegment	0.1	—	—	0.1
Total revenue	$803.6	$293.7	$217.2	$292.7
Gross profit	$176.3	$16.3	$3.1	$156.9
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segment revenue	$440.9	$367.6	$873.8	$803.6
Other revenue	76.9	71.2	154.7	150.7
Elimination of intercompany revenue	(0.5)	—	(1.4)	(0.1)
Total consolidated revenue	$517.3	$438.8	$1,027.1	$954.2
Other revenue and, in the table below, other gross profit, is comprised of an aggregation of a number of immaterial business activities that principally provide for the management of critical processes and functions for clients in select industries, helping them improve performance and reduce costs.
Presented below is a reconciliation of total segment gross profit to consolidated loss from continuing operations before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total segment gross profit	$142.1	$71.8	$275.8	$176.3
Other gross profit	0.1	3.1	5.6	11.7
Total gross profit	142.2	74.9	281.4	188.0
Selling, general and administrative expense	(94.6)	(80.2)	(184.6)	(167.0)
Research and development expense	(6.8)	(3.2)	(12.4)	(9.4)
Interest expense	(8.4)	(4.6)	(18.5)	(18.5)
Other (expense), net	(227.8)	(53.7)	(410.4)	(101.8)
Total loss from continuing operations before income taxes	$(195.4)	$(66.8)	$(344.5)	$(108.7)
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$201.6	$174.8	$436.1	$390.4
United Kingdom	104.1	53.8	172.1	118.3
Other foreign	211.6	210.2	418.9	445.5
Total	$517.3	$438.8	$1,027.1	$954.2

Note 19 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At June 30, 2021, the company had approximately $0.8 billion of remaining performance obligations of which approximately 20% is estimated to be recognized as revenue by the end of 2021 and an additional 37% by the end of 2022.

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
Overview
During the six months ended June 30, 2021, the company, through a combination of transfers, annuity purchase arrangements and lump sum payments, settled gross defined benefit pension plan liabilities of approximately $932 million. This is in addition to approximately $276 million settled in the fourth quarter of 2020 for a total of approximately $1.2 billion of gross pension liabilities.
In January of 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a first quarter 2021 pre-tax settlement loss of $158.0 million.
Effective May 1, 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multiple-client circle within a multiple-employer fund. This resulted in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action resulted in a second quarter 2021 pre-tax settlement loss of $182.6 million.
In the second quarter of 2021, the company’s Swiss subsidiary transferred its defined benefit pension plan to a multi-employer collective foundation. This resulted in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan during the first quarter of 2021. This action resulted in a second quarter 2021 pre-tax settlement loss of $28.1 million.
The American Rescue Plan Act, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, based on year-end 2020 pension data and assumptions, current projections indicate that the company will not be required to make future cash contributions to its U.S. qualified defined benefit pension plans for the period covered by such projections and the company has determined that it will not make the previously-contemplated voluntary $200 million contribution to its U.S. pension plans in 2021.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
In 2021, the company expects to make cash contributions of approximately $48.7 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2021 and 2020, the company made cash contributions of $30.3 million and $329.9 million, respectively.
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
On June 3, 2021, the company acquired 100% of Unify Square, Inc. for a purchase price consideration of $150.1 million on a cash-free, debt free basis. The purchase price is subject to customary adjustments based on closing cash, indebtedness and working capital. The company is funding the cash consideration and acquisition-related costs with cash on hand, see Note 3 of the Notes to Consolidated Financial Statements.
During the three months ended June 30, 2021, the company recognized cost-reduction charges and other costs of $5.1 million. The charges (credits) related to work-force reductions were $(0.3) million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $(3.2) million for changes in estimates. In addition, the company recorded charges of $5.4 million comprised of $(0.7) million for foreign currency gains related to exiting foreign countries, $4.4 million for asset impairments and $1.7 million of other expenses related to the cost-reduction effort.
During the three months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $7.9 million. The charges (credits) related to work-force reductions were $(3.0) million, principally related to severance costs, and were comprised of: (a) a charge of $1.6 million and (b) a credit of $(4.6) million for changes in estimates. In addition, the company recorded a credit of $(0.6) million for net foreign currency gains related to exiting foreign countries and a charge of $11.5 million for asset impairments.
During the six months ended June 30, 2021, the company recognized cost-reduction charges and other costs of $13.6 million. The charges (credits) related to work-force reductions were $(1.9) million, principally related to severance costs, and were comprised of: (a) a charge of $5.8 million and (b) a credit of $(7.7) million for changes in estimates. In addition, the company recorded charges of $15.5 million comprised of $1.6 million for foreign currency losses related to exiting foreign countries, $6.8 million for asset impairments and $7.1 million of other expenses related to the cost-reduction effort.
During the six months ended June 30, 2020, the company recognized cost-reduction charges and other costs of $35.4 million. The charges related to work-force reductions were $5.5 million, principally related to severance costs, and were comprised of: (a) a charge of $11.3 million and (b) a credit of $(5.8) million for changes in estimates. In addition, the company recorded charges of $18.4 million for net foreign currency losses related to exiting foreign countries and $11.5 million for asset impairments.
The charges (credits) were recorded in the following statement of income classifications:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$2.8	$6.9	$1.1	$12.8
Selling, general and administrative	2.6	1.5	8.8	4.0
Research and development	0.4	0.1	2.1	0.2
Other (expenses), net	(0.7)	(0.6)	1.6	18.4
Total	$5.1	$7.9	$13.6	$35.4
Results of operations
Company results
Three months ended June 30, 2021 compared with the three months ended June 30, 2020
Revenue for the three months ended June 30, 2021 was $517.3 million compared with $438.8 million for the three months of 2020, an increase of 17.9% from the prior year. Foreign currency fluctuations had a 6 percentage-point positive impact on revenue in the current period compared with the year-ago period.
U.S. revenue increased 15.3% in the current period compared with the year-ago period. International revenue increased 19.6% in the current period compared with the prior-year period principally due to increases in Europe and Asia/Pacific. Foreign currency had a 10 percentage-point positive impact on international revenue in the three months ended June 30, 2021 compared with the three months ended June 30, 2020.
Gross profit margin was 27.5% in the three months ended June 30, 2021 compared with 17.1% in the three months ended June 30, 2020. The increase was due in part by improvements in all of the company’s segments driven by higher sales of the company’s enterprise software, improvements to efficiency and related cost-reduction initiatives.

Selling, general and administrative expense in the three months ended June 30, 2021 was $94.6 million (18.3% of revenue) compared with $80.2 million (18.3% of revenue) in the year-ago period.
Research and development (R&D) expense for the three months ended June 30, 2021 was $6.8 million compared with $3.2 million for the three months ended June 30, 2020.
For the three months ended June 30, 2021, the company reported an operating profit of $40.8 million compared with an operating loss of $8.5 million for prior year period. The increase was due in part by improvements in all the company’s segments driven by higher sales of the company’s enterprise software, improvements to efficiency and related cost-reduction initiatives.
Interest expense for the three months ended June 30, 2021 was $8.4 million compared with $4.6 million for the three months ended June 30, 2020.
Other (expense), net was expense of $227.8 million for the three months ended June 30, 2021 compared with expense of $53.7 million for the three months ended June 30, 2020. Other (expense), net for the three months ended June 30, 2021 includes $210.7 million of pension settlement losses. See Note 7 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss from continuing operations before income taxes for the three months ended June 30, 2021 was $195.4 million compared with a loss of $66.8 million for the three months ended June 30, 2020. The decline was principally due to the pension settlement losses discussed above.
The benefit for income taxes was $53.1 million in the current period compared with a provision of $9.7 million in the year-ago period. The current period includes income tax benefits of $51.7 million related to the pension plan settlement losses in the Netherlands and Switzerland. In addition, the Finance Act 2021 (the Act) was published in the Official Gazette which proposed an income tax rate increase in the United Kingdom from 19% to 25% for the financial year beginning April 1, 2023. The Act was enacted on June 10, 2021 and resulted in a deferred tax benefit of approximately $17.7 million in the second quarter of 2021.
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
Net loss from continuing operations attributable to Unisys Corporation for the three months ended June 30, 2021 was $140.8 million, or a loss of $2.10 per diluted share, compared with a loss of $76.5 million, or a loss of $1.21 per diluted share, for the three months ended June 30, 2020.
Six months ended June 30, 2021 compared with the six months ended June 30, 2020
Revenue for the six months ended June 30, 2021 was $1,027.1 million compared with $954.2 million for the six months of 2020, an increase of 7.6% from the prior year. Foreign currency fluctuations had a 4 percentage-point positive impact on revenue in the current period compared with the year-ago period.
U.S. revenue increased 11.7% in the current period compared with the year-ago period. International revenue increased 4.8% in the current period compared with the prior-year period principally due to increases in Europe and Asia/Pacific. Foreign currency had a 6 percentage-point positive impact on international revenue in the six months ended June 30, 2021 compared with the six months ended June 30, 2020.
Gross profit margin was 27.4% in the six months ended June 30, 2021 compared with 19.7% in the six months ended June 30, 2020. The increase was due in part by improvements in all the company’s segments driven by higher sales of the company’s enterprise software, improvements to efficiency and related cost-reduction initiatives.
Selling, general and administrative expense in the six months ended June 30, 2021 was $184.6 million (18.0% of revenue) compared with $167.0 million (17.5% of revenue) in the year-ago period.
Research and development (R&D) expense for the six months ended June 30, 2021 was $12.4 million compared with $9.4 million for the six months ended June 30, 2020.
For the six months ended June 30, 2021, the company reported an operating profit of $84.4 million compared with an operating profit of $11.6 million for prior year period. The increase was due in part by improvements in all the company’s segments driven by higher sales of the company’s enterprise software, improvements to efficiency and related cost-reduction initiatives.

Interest expense for the six months ended June 30, 2021 was $18.5 million compared with $18.5 million for the six months ended June 30, 2020.
Other (expense), net was expense of $410.4 million for the six months ended June 30, 2021 compared with expense of $101.8 million for the six months ended June 30, 2020. Other (expense), net for the six months ended June 30, 2021 includes $368.7 million of pension settlement losses. See Note 7 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss from continuing operations before income taxes for the six months ended June 30, 2021 was $344.5 million compared with a loss of $108.7 million for the six months ended June 30, 2020. The decline was principally due to the pension settlement losses discussed above.
The benefit for income taxes was $44.7 million in the current period compared with a provision of $20.5 million in the year-ago period. The current period includes income tax benefits of $51.7 million related to the pension plan settlement losses in the Netherlands and Switzerland. In addition, the Finance Act 2021 (the Act) was published in the Official Gazette which proposed an income tax rate increase in the United Kingdom from 19% to 25% for the financial year beginning April 1, 2023. The Act was enacted on June 10, 2021 and resulted in a deferred tax benefit of approximately $17.7 million in the second quarter of 2021.
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
Net loss from continuing operations attributable to Unisys Corporation for the six months ended June 30, 2021 was $298.6 million, or a loss of $4.54 per diluted share, compared with a loss of $129.7 million, or a loss of $2.06 per diluted share, for the six months ended June 30, 2020.
Segment results
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020. In addition, during the second quarter of 2021, the company renamed its ClearPath Forward® segment as Enterprise Computing Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides services and IP-led solutions that support clients’ employees’ productivity, satisfaction and ability to securely work anywhere, any time;
•Cloud & Infrastructure Solutions (C&I), which provides hybrid and multi-cloud solutions in select markets to accelerate innovation and increase efficiency of our clients’ businesses; and
•Enterprise Computing Solutions (ECS), which provides server systems and operating system software and services that are secure, innovative, and reliable for mission-critical processing.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three months ended June 30, 2021 and 2020 was $0.4 million and zero, respectively. The amount of such profit included in gross profit of the ECS segment for the six months ended June 30, 2021 and 2020 was $1.1 million and zero, respectively.The sales and profit on these transactions are eliminated in Corporate.
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

Three months ended June 30, 2021 compared with the three months ended June 30, 2020
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Three Months Ended June 30, 2021
Customer revenue	$440.4	$146.5	$124.4	$169.5
Intersegment	0.5	—	—	0.5
Total revenue	$440.9	$146.5	$124.4	$170.0
Gross profit percent	32.2%	15.2%	12.5%	61.3%

Three Months Ended June 30, 2020
Customer revenue	$367.6	$133.5	$113.2	$120.9
Intersegment	—	—	—	—
Total revenue	$367.6	$133.5	$113.2	$120.9
Gross profit percent	19.5%	6.8%	5.2%	47.0%

Gross profit percent is as a percent of total revenue.
Revenue from DWS was $146.5 million in the current quarter an increase of 9.7% compared with the prior-year quarter. The increase was due in part to higher field services volumes that were impacted by COVID-19. Foreign currency fluctuations had a 5 percentage-point positive impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was15.2% in the current period compared with 6.8% in the year ago period. The increase in gross profit was due in part by improvements driven by efficiency and related cost-reduction initiatives.
C&I revenue was $124.4 million for the three-month period ended June 30, 2021, an increase of 9.9% compared with the three-month period ended June 30, 2020. The increase was driven by continued momentum with public sector clients as well as other highly-regulated industries. Foreign currency fluctuations had a 4 percentage-point positive impact on C&I revenue in the current period compared with the year-ago period. Gross profit percent was 12.5% in the current period compared with 5.2% in the year ago period. The increase in gross profit was due in part by improvements driven by efficiency and related cost-reduction initiatives.
ECS revenue was $169.5 million for the three-month period ended June 30, 2021, an increase of 40.2% compared with the three-month period ended June 30, 2020. Foreign currency fluctuations had a 7 percentage-point positive impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 61.3% in the current period compared with 47.0% in the year ago period. The increase in both revenue and gross profit was principally due to higher sales of the company’s enterprise software.

Six months ended June 30, 2021 compared with the six months ended June 30, 2020
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Six Months Ended June 30, 2021
Customer revenue	$872.4	$287.6	$247.7	$337.1
Intersegment	1.4	—	—	1.4
Total revenue	$873.8	$287.6	$247.7	$338.5
Gross profit percent	31.6%	14.2%	11.1%	61.2%

Six Months Ended June 30, 2020
Customer revenue	$803.5	$293.7	$217.2	$292.6
Intersegment	0.1	—	—	0.1
Total revenue	$803.6	$293.7	$217.2	$292.7
Gross profit percent	21.9%	5.5%	1.4%	53.6%

Gross profit percent is as a percent of total revenue.
Revenue from DWS was $287.6 million for the six-month period ended June 30, 2021, a decline of 2.1% compared with the six-month period ended June 30, 2020. The decline was due in part to reduced field services volumes that were impacted by COVID-19. Foreign currency fluctuations had a 3 percentage-point positive impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 14.2% in the current period compared with 5.5% in the year ago period. The increase in gross profit was due in part by improvements driven by efficiency and related cost-reduction initiatives.
C&I revenue was $247.7 million for the six-month period ended June 30, 2021, an increase of 14.0% compared with the six-month period ended June 30, 2020. The increase was driven by continued momentum with public sector clients as well as other highly-regulated industries. Foreign currency fluctuations had a 4 percentage-point positive impact on C&I revenue in the current period compared with the year-ago period. Gross profit percent was 11.1% in the current period compared with 1.4% in the year ago period. The increase in gross profit was due in part by improvements driven by efficiency and related cost-reduction initiatives.
ECS revenue was $337.1 million for the six-month period ended June 30, 2021, an increase of 15.2% compared with the six-month period ended June 30, 2020. Foreign currency fluctuations had a 2 percentage-point positive impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 61.2% in the current period compared with 53.6% in the year ago period. The increase in both revenue and gross profit was principally due to higher sales of the company’s enterprise software.
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
Cash and cash equivalents at June 30, 2021 were $596.7 million compared to $898.5 million at December 31, 2020.
As of June 30, 2021, $311.9 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the six months ended June 30, 2021, cash used for operations was $1.0 million compared to cash usage of $392.1 million for the six months ended June 30, 2020. The decrease in cash usage was principally due to lower cash contributions to the company’s U.S. qualified defined benefit pension plans in the current period.
Cash used for investing activities during the six months ended June 30, 2021 was $201.7 million compared to cash provided of $1,075.5 million during the six months ended June 30, 2020. On June 3, 2021, the Company purchased Unify Square, Inc. for $150.1 million, see Note 3 of the Notes to Consolidated Financial Statements. On March 13, 2020, the company sold its U.S.

Federal business and received net cash proceeds of $1,159.4 million. Net purchases of investments were $0.8 million for the six months ended June 30, 2021 compared with net purchases of $20.6 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $29.7 million compared with $36.7 million in the year-ago period, capital additions of properties were $12.0 million in 2021 compared with $10.6 million in 2020 and capital additions of outsourcing assets were $8.7 million in 2021 compared with $15.8 million in 2020.
Cash used for financing activities during the six months ended June 30, 2021 was $97.9 million compared to cash used of $412.5 million during the six months ended June 30, 2020. The decrease in cash used was principally due to higher redemptions of debt in the prior year period.
The American Rescue Plan Act, which was signed into law on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, based on year-end 2020 pension data and assumptions, current projections indicate that the company will not be required to make future cash contributions to its U.S. qualified defined benefit pension plans for the period covered by such projections and the company has determined that it will not make the previously-contemplated voluntary $200 million contribution to its U.S. pension plans in 2021.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
In 2021, the company expects to make cash contributions of approximately $48.7 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2021 and 2020, the company made cash contributions of $30.3 million and $329.9 million, respectively.
At June 30, 2021, total debt was $536.9 million compared to $629.9 million at December 31, 2020. The reduction was principally due to the conversion of the company’s 2021 Notes.
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
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $103.3 million net of letters of credit issued.
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
The Amended and Restated ABL Credit Facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I, and Unify Square, Inc., each is directly or indirectly owned by the company (the subsidiary guarantors). The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the credit facility.
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
At June 30, 2021, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
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

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to litigation is set forth in Note 15 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company’s 2020 Form 10-K except for the risk factor relating to defined benefit pension plans which was changed in the company’s Form 10-Q for the quarterly period ended March 31, 2021.
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
•our ability to grow revenue and expand margin in our Digital Workplace Solutions and Cloud and Infrastructure Solutions businesses;
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

UNISYS CORPORATION

Date: August 2, 2021	By:	/s/ Michael M. Thomson
Michael M. Thomson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)