Form 10-Q
period 2021-09-30
UNISYS CORP
filed 2021-11-02
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of September 30, 2021: 67,152,227

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Services	$417.9	$426.0	$1,268.8	$1,247.9
Technology	70.1	69.2	246.3	201.5
	488.0	495.2	1,515.1	1,449.4
Costs and expenses
Cost of revenue
Services	343.1	345.9	1,019.7	1,061.6
Technology	18.0	29.4	87.1	79.9
	361.1	375.3	1,106.8	1,141.5
Selling, general and administrative	95.1	85.5	279.7	252.5
Research and development	6.7	6.7	19.1	16.1
	462.9	467.5	1,405.6	1,410.1
Operating income	25.1	27.7	109.5	39.3
Interest expense	8.5	2.4	27.0	20.9
Other (expense), net	(24.2)	(32.5)	(434.6)	(134.3)
Loss from continuing operations before income taxes	(7.6)	(7.2)	(352.1)	(115.9)
Provision for (benefit from) income taxes	10.9	6.1	(33.8)	26.6
Consolidated loss from continuing operations	(18.5)	(13.3)	(318.3)	(142.5)
Net income (loss) attributable to noncontrolling interests	0.2	—	(1.0)	0.5
Net loss from continuing operations attributable to Unisys Corporation	(18.7)	(13.3)	(317.3)	(143.0)
Income from discontinued operations, net of tax	—	0.4	—	1,066.8
Net (loss) income attributable to Unisys Corporation	$(18.7)	$(12.9)	$(317.3)	$923.8
Earnings (loss) per share attributable to Unisys Corporation
Basic
Continuing operations	$(0.28)	$(0.21)	$(4.79)	$(2.27)
Discontinued operations	—	0.01	—	16.96
Total	$(0.28)	$(0.20)	$(4.79)	$14.69
Diluted
Continuing operations	$(0.28)	$(0.21)	$(4.79)	$(2.27)
Discontinued operations	—	0.01	—	16.96
Total	$(0.28)	$(0.20)	$(4.79)	$14.69
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated loss from continuing operations	$(18.5)	$(13.3)	$(318.3)	$(142.5)
Income from discontinued operations, net of tax	—	0.4	—	1,066.8
Total	(18.5)	(12.9)	(318.3)	924.3
Other comprehensive income (loss)
Foreign currency translation	(36.5)	40.1	(36.8)	(41.1)
Postretirement adjustments, net of tax of $7.4 and $45.2 in 2021 and $(7.8) and $6.4 in 2020	63.4	8.2	408.6	139.4
Total other comprehensive income	26.9	48.3	371.8	98.3
Comprehensive income	8.4	35.4	53.5	1,022.6
Less comprehensive (loss) income attributable to noncontrolling interests	(0.8)	2.0	(0.5)	0.5
Comprehensive income attributable to Unisys Corporation	$9.2	$33.4	$54.0	$1,022.1
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$615.4	$898.5
Accounts receivable, net	356.0	460.5
Contract assets	51.3	44.3
Inventories	11.2	13.4
Prepaid expenses and other current assets	91.5	89.3
Total current assets	1,125.4	1,506.0
Properties	616.4	727.0
Less-accumulated depreciation and amortization	530.2	616.5
Properties, net	86.2	110.5
Outsourcing assets, net	136.8	173.9
Marketable software, net	184.8	193.6
Operating lease right-of-use assets	62.9	79.3
Prepaid postretirement assets	123.0	187.5
Deferred income taxes	147.0	136.2
Goodwill	242.9	108.6
Intangible assets, net	16.5	—
Restricted cash	9.1	8.2
Assets held for sale	20.0	—
Other long-term assets	166.8	204.1
Total assets	$2,321.4	$2,707.9
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$18.8	$102.8
Accounts payable	119.7	223.2
Deferred revenue	224.2	257.1
Other accrued liabilities	299.1	352.0
Total current liabilities	661.8	935.1
Long-term debt	514.1	527.1
Long-term postretirement liabilities	1,144.5	1,286.1
Long-term deferred revenue	153.0	137.9
Long-term operating lease liabilities	47.9	62.4
Other long-term liabilities	50.2	71.4
Commitments and contingencies (see Note 15)
Deficit:
Common stock, shares issued: 2021; 72.5, 2020; 66.8	0.7	0.7
Accumulated deficit	(1,277.8)	(960.5)
Treasury stock, shares at cost: 2021; 5.3, 2020; 3.8	(152.1)	(114.4)
Paid-in capital	4,703.1	4,656.9
Accumulated other comprehensive loss	(3,568.2)	(3,939.5)
Total Unisys Corporation stockholders’ deficit	(294.3)	(356.8)
Noncontrolling interests	44.2	44.7
Total deficit	(250.1)	(312.1)
Total liabilities and deficit	$2,321.4	$2,707.9
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Consolidated net loss from continuing operations	$(318.3)	$(142.5)
Income from discontinued operations, net of tax	—	1,066.8
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Gain on sale of U.S. Federal business	—	(1,057.7)
Loss on debt extinguishment	—	28.5
Foreign currency losses	3.2	14.3
Non-cash interest expense	1.5	3.5
Employee stock compensation	11.5	11.1
Depreciation and amortization of properties	23.2	22.0
Depreciation and amortization of outsourcing assets	50.8	48.9
Amortization of marketable software	50.9	50.2
Amortization of intangible assets	1.7	—
Other non-cash operating activities	(0.1)	0.6
Loss on disposal of capital assets	1.5	3.3
Postretirement contributions	(43.6)	(344.5)
Postretirement expense	407.7	72.8
Deferred income taxes, net	(65.3)	(16.9)
Changes in operating assets and liabilities, net of acquisitions
Receivables, net and contract assets	135.0	12.4
Inventories	2.2	1.5
Other assets	(4.1)	0.4
Accounts payable and current liabilities	(229.6)	(127.7)
Other liabilities	36.3	27.2
Net cash provided by (used for) operating activities	64.5	(325.8)
Cash flows from investing activities
Purchase of business	(150.4)	—
Net proceeds from sale of U.S. Federal business	—	1,162.9
Proceeds from investments	3,286.4	2,550.2
Purchases of investments	(3,294.6)	(2,561.7)
Investment in marketable software	(42.1)	(54.8)
Capital additions of properties	(19.7)	(16.7)
Capital additions of outsourcing assets	(14.7)	(23.6)
Other	(0.9)	(0.5)
Net cash (used for) provided by investing activities	(236.0)	1,055.8
Cash flows from financing activities
Proceeds from issuance of long-term debt	1.5	7.1
Payments of long-term debt	(99.1)	(451.0)
Cash paid for debt extinguishment	—	(23.7)
Proceeds from exercise of stock options	4.5	—
Other	(7.7)	(4.8)
Net cash used for financing activities	(100.8)	(472.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9.9)	(25.3)
(Decrease) increase in cash, cash equivalents and restricted cash	(282.2)	232.3
Cash, cash equivalents and restricted cash, beginning of period	906.7	551.8
Cash, cash equivalents and restricted cash, end of period	$624.5	$784.1
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net (loss) income	(157.5)	(157.8)		(157.8)				0.3
Capped call on conversion of notes	—	—			(30.8)	30.8
Stock-based activity	(1.3)	(1.3)			(6.7)	5.4
Translation adjustments	(17.1)	(17.9)					(17.9)	0.8
Postretirement plans	202.2	202.2					202.2	—
Balance at March 31, 2021	$(285.8)	$(331.6)	$0.7	$(1,118.3)	$(151.9)	$4,693.1	$(3,755.2)	$45.8
Consolidated net loss	(142.3)	(140.8)		(140.8)				(1.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	16.8	16.4					16.4	0.4
Postretirement plans	143.0	142.7					142.7	0.3
Balance at June 30, 2021	$(263.8)	$(308.8)	$0.7	$(1,259.1)	$(152.1)	$4,697.8	$(3,596.1)	$45.0
Consolidated net (loss) income	(18.5)	(18.7)		(18.7)				0.2
Stock-based activity	5.3	5.3			—	5.3
Translation adjustments	(36.5)	(33.9)					(33.9)	(2.6)
Postretirement plans	63.4	61.8					61.8	1.6
Balance at September 30, 2021	$(250.1)	$(294.3)	$0.7	$(1,277.8)	$(152.1)	$4,703.1	$(3,568.2)	$44.2

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	1,015.8	1,015.3		1,015.3				0.5
Stock-based activity	(0.5)	(0.5)			(4.6)	4.1
Translation adjustments	(87.6)	(81.6)					(81.6)	(6.0)
Postretirement plans	91.2	87.5					87.5	3.7
Balance at March 31, 2020	$(209.4)	$(244.7)	$0.7	$(695.9)	$(114.2)	$4,647.4	$(4,082.7)	$35.3
Consolidated net loss	(78.6)	(78.6)		(78.6)
Stock-based activity	2.9	2.9			(0.1)	3.0
Translation adjustments	6.4	6.5					6.5	(0.1)
Postretirement plans	40.0	39.6					39.6	0.4
Balance at June 30, 2020	$(238.7)	$(274.3)	$0.7	$(774.5)	$(114.3)	$4,650.4	$(4,036.6)	$35.6
Consolidated net loss	(12.9)	(12.9)		(12.9)
Stock-based activity	3.0	3.0			(0.1)	3.1
Translation adjustments	40.1	38.6					38.6	1.5
Postretirement plans	8.2	7.7					7.7	0.5
Balance at September 30, 2020	$(200.3)	$(237.9)	$0.7	$(787.4)	$(114.4)	$4,653.5	$(3,990.3)	$37.6

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
The company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of estimated credit losses, contract assets, outsourcing assets, marketable software, goodwill, purchased intangibles and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial position as of September 30, 2021 resulting from our assessments, our future assessment of our current expectations at that time of the magnitude and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial position in future reporting periods.
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
Note 2 - Discontinued Operations
On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for cash of $1.2 billion. Net cash proceeds of the sale were $1,162.9 million (net of working capital adjustments and transaction costs).

The results of the U.S. Federal business discontinued operations were as follows:

	Three Months Ended September 30, 2020*	Nine Months Ended September 30, 2020*
Revenue	$—	$149.5
Income (loss):
Operations	—	9.1
Gain on sale	(0.2)	1,060.6
	(0.2)	1,069.7
Income tax provision (benefit)	(0.6)	2.9
Income from discontinued operations, net of tax	$0.4	$1,066.8
* Includes results of operations through the March 13, 2020 closing date.
Note 3 - Acquisitions
On June 3, 2021, the company acquired 100% of Unify Square, Inc. (Unify Square) for a purchase price consideration of $150.4 million on a cash-free, debt-free basis. The company funded the cash consideration and acquisition-related costs with cash on hand.
Headquartered in Bellevue, Washington, and with offices in the United Kingdom, Germany, Switzerland, India, Australia and Lithuania, Unify Square is a leading experience management provider for secure collaboration and communication platforms. The acquisition is expected to enhance the company’s digital workplace solutions and enable the company to deliver higher value solutions to its clients.
The fair values of the total net assets acquired was as follows:

Receivables	$3.4
Prepaid expenses and other current assets	0.6
Properties and other long-term assets	0.4
Operating lease right-of-use assets	1.7
Accounts payable and accruals	(3.8)
Deferred revenue	(2.7)
Long-term operating lease liabilities	(1.7)
Intangible assets	18.2
Goodwill	134.3
Total	$150.4
During the three months ended September 30, 2021, the company finalized its valuation of assets acquired and liabilities assumed resulting in measurement period adjustments that increased goodwill by $16.7 million primarily related to a decrease of $16.3 million in the fair value of the acquired intangible assets.
Goodwill is the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. The goodwill represents intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Goodwill determined by the allocation of the purchase price has been recorded in the company’s Digital Workplace Solutions segment and is not deductible for tax purpose.

The following table summarizes the fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years
Technology	3.2	$10.0
Customer relationships - Software and Software Solutions	3.0	5.2
Customer relationships - Consulting	10.0	3.0
Total		$18.2
For the three and nine months ended September 30, 2021, the company incurred and expensed acquisition-related costs of $0.8 million and $2.4 million, respectively, included within selling, general and administrative expense on the consolidated statements of income (loss).
The company’s consolidated financial statements include the results of Unify Square commencing as of the acquisition date.
Pro forma information and revenue and operating results of Unify Square have not been presented as the impact is not material to the company’s consolidated financial statements.
Note 4 - Cost-Reduction Actions
During the three months ended September 30, 2021, the company recognized cost-reduction charges and other costs of $0.8 million. The charges (credits) related to work-force reductions were $(0.6) million, principally related to severance costs, and were comprised of: (a) a charge of $0.7 million and (b) a credit of $(1.3) million for changes in estimates. In addition, the company recorded net charges (credits) of $1.4 million comprised of a charge of $1.3 million for net foreign currency losses related to exiting foreign countries, a charge of $0.5 million for asset impairments and a credit of $(0.4) million related to other cost-reduction efforts.
During the three months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $13.2 million. The charges (credits) related to work-force reductions were $0.7 million, principally related to severance costs, and were comprised of: (a) a charge of $2.7 million and (b) a credit of $(2.0) million for changes in estimates. In addition, the company recorded a credit of $(0.6) million for net foreign currency gains related to exiting foreign countries, a charge of $7.5 million for asset impairments and a charge of $5.6 million of other expenses.
During the nine months ended September 30, 2021, the company recognized cost-reduction charges and other costs of $14.4 million. The charges (credits) related to work-force reductions were $(2.5) million, principally related to severance costs, and were comprised of: (a) a charge of $6.5 million and (b) a credit of $(9.0) million for changes in estimates. In addition, the company recorded charges of $16.9 million comprised of $2.9 million for net foreign currency losses related to exiting foreign countries, $7.3 million for asset impairments and $6.7 million of other expenses related to the cost-reduction effort.
During the nine months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $48.6 million. The charges (credits) related to work-force reductions were $6.2 million, principally related to severance costs, and were comprised of: (a) a charge of $14.0 million and (b) a credit of $(7.8) million for changes in estimates. In addition, the company recorded charges of $17.8 million for net foreign currency losses related to exiting foreign countries, $19.0 million for asset impairments and $5.6 million of other expenses.

The charges (credits) were recorded in the following statement of income classifications:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue - services	$(0.2)	$2.9	$0.9	$15.7
Selling, general and administrative	(0.1)	10.8	8.7	14.8
Research and development	(0.2)	0.1	1.9	0.3
Other expense, net	1.3	(0.6)	2.9	17.8
Total	$0.8	$13.2	$14.4	$48.6
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2020	$55.9	$13.1	$42.8
Additional provisions	6.5	4.0	2.5
Payments	(31.8)	(11.8)	(20.0)
Changes in estimates	(9.0)	(0.5)	(8.5)
Translation adjustments	(1.3)	—	(1.3)
Balance at September 30, 2021	$20.3	$4.8	$15.5
Expected future utilization on balance at September 30, 2021:
Short-term	$17.1	$4.8	$12.3
Long-term	$3.2	$—	$3.2

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense is presented below:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7	$0.8	$—	$0.8
Interest cost	38.2	29.4	8.8	54.1	40.6	13.5
Expected return on plan assets	(69.8)	(50.0)	(19.8)	(75.0)	(52.1)	(22.9)
Amortization of prior service benefit	(1.3)	(0.7)	(0.6)	(1.3)	(0.6)	(0.7)
Recognized net actuarial loss	45.8	34.0	11.8	44.8	33.8	11.0
Settlement losses	—	—	—	—	—	—
Net periodic pension expense	$13.6	$12.7	$0.9	$23.4	$21.7	$1.7

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$2.4	$—	$2.4	$2.2	$—	$2.2
Interest cost	116.2	88.2	28.0	161.7	121.8	39.9
Expected return on plan assets	(212.3)	(149.9)	(62.4)	(224.0)	(156.4)	(67.6)
Amortization of prior service benefit	(4.0)	(1.9)	(2.1)	(3.8)	(1.9)	(1.9)
Recognized net actuarial loss	138.6	101.8	36.8	133.8	101.6	32.2
Settlement losses	368.7	158.0	210.7	—	—	—
Net periodic pension expense	$409.6	$196.2	$213.4	$69.9	$65.1	$4.8

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
Effective May 1, 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multi-client circle within a multi-employer fund. This resulted in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action resulted in a second quarter 2021 pre-tax settlement loss of $182.6 million.
In the second quarter of 2021, the company’s Swiss subsidiary transferred its defined benefit pension plan to a multiple-employer collective foundation. This resulted in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan during the first quarter of 2021. This action resulted in a second quarter 2021 pre-tax settlement loss of $28.1 million.
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

In 2021, the company expects to make cash contributions of approximately $48.3 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2021 and 2020, the company made cash contributions of $40.3 million and $340.2 million, respectively.
Net periodic postretirement benefit (income) expense is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost(i)	$0.1	$0.1	$0.3	$0.3
Interest cost	0.5	1.1	1.3	3.3
Expected return on assets	(0.1)	(0.1)	(0.3)	(0.3)
Recognized net actuarial (gain) loss	(0.7)	0.3	(2.0)	0.8
Amortization of prior service cost	(0.4)	(0.4)	(1.2)	(1.2)
Net periodic postretirement benefit (income) expense	$(0.6)	$1.0	$(1.9)	$2.9

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $5.0 million to its postretirement benefit plan in 2021 compared to $6.0 million in 2020. For the nine months ended September 30, 2021 and 2020, the company made cash contributions of $3.3 million and $4.3 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of September 30, 2021, the company has granted non-qualified stock options, restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2021 and 2020, the company recorded $11.5 million and $11.1 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the nine months ended September 30, 2021 follows (shares in thousands):

	Restricted Stock and RSU’s	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2020	1,726	$17.87
Granted	1,270	27.96
Vested	(895)	16.57
Forfeited and expired	(127)	20.28
Outstanding at September 30, 2021	1,974	23.31

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the nine months ended September 30, 2021 and 2020 was $32.4 million and $17.2 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2021	2020
Weighted-average fair value of grant	$40.02	$28.33
Risk-free interest rate(i)	0.27%	1.35%
Expected volatility(ii)	57.08%	51.81%
Expected life of restricted stock units in years(iii)	2.84	2.86
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)Represents the remaining life of the longest performance period
As of September 30, 2021, there was $28.7 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2021 and 2020 was $14.8 million and $13.0 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 7 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Postretirement expense*	$(12.2)	$(23.5)	$(405.0)	$(70.3)
Loss on debt extinguishment	—	—	—	(28.5)
Foreign exchange gains (losses)**	(2.1)	0.7	(3.0)	(14.2)
Environmental costs and other, net	(9.9)	(9.7)	(26.6)	(21.3)
Total other (expense), net	$(24.2)	$(32.5)	$(434.6)	$(134.3)
*Includes $368.7 million in the nine months ended September 30, 2021 of settlement losses related to defined benefit pension plans. See Note 5.
**Includes net foreign currency losses of $1.3 million for the three months ended September 30, 2021 and net foreign currency gains of $0.6 million for the three months ended September 30, 2020, related to substantial completion of liquidation of foreign subsidiaries. Includes net foreign currency losses of $2.9 million and $17.8 million for the nine months ended September 30, 2021 and 2020, respectively, related to substantial completion of liquidation of foreign subsidiaries.
Note 8 - Income Taxes
For the nine months ended September 30, 2021, the benefit for income taxes was $33.8 million, which includes income tax benefits of $51.7 million related to the pension plan settlement losses in the Netherlands and Switzerland. In June 2021, the UK enacted an income tax rate increase from 19% to 25% for the financial year beginning April 1, 2023. The UK rate increase resulted in a deferred tax benefit of approximately $17.7 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the provision for income taxes was $26.6 million.

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

Note 9 - Earnings (Loss) Per Share
The following table shows how earnings (loss) per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(18.7)	$(13.3)	$(317.3)	$(143.0)
Income from discontinued operations, net of tax	—	0.4	—	1,066.8
Net (loss) income attributable to Unisys Corporation	$(18.7)	$(12.9)	$(317.3)	$923.8

Weighted average shares	67,131	63,032	66,211	62,897

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(0.28)	$(0.21)	$(4.79)	$(2.27)
Discontinued operations	—	0.01	—	16.96
Total	$(0.28)	$(0.20)	$(4.79)	$14.69

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(18.7)	$(13.3)	$(317.3)	$(143.0)
Add interest expense on convertible senior notes, net of tax of zero	—	—	—	—
Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(18.7)	(13.3)	(317.3)	(143.0)
Income from discontinued operations, net of tax	—	0.4	—	1,066.8
Net income (loss) attributable to Unisys Corporation for diluted earnings per share	$(18.7)	$(12.9)	$(317.3)	$923.8

Weighted average shares	67,131	63,032	66,211	62,897
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	—	—
Convertible senior notes	—	—	—	—
Adjusted weighted average shares	67,131	63,032	66,211	62,897

Diluted earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(0.28)	$(0.21)	$(4.79)	$(2.27)
Discontinued operations	—	0.01	—	16.96
Total	$(0.28)	$(0.20)	$(4.79)	$14.69

Anti-dilutive weighted-average stock options and restricted stock units(i)	764	998	857	892
Anti-dilutive weighted-average common shares issuable upon conversion of the convertible senior notes(i)	—	8,625	742	8,625

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
Net contract assets (liabilities) are as follows:

	September 30, 2021	December 31, 2020
Contract assets - current	$51.3	$44.3
Contract assets - long-term(i)	12.6	20.7
Deferred revenue - current	(224.2)	(257.1)
Deferred revenue - long-term	(153.0)	(137.9)

(i)Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes in the above contract asset and liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized that was included in deferred revenue at the beginning of the period	$47.5	$48.1	$210.4	$197.3
Note 11 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At September 30, 2021 and December 31, 2020, the company had $6.8 million and $8.7 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Deferred commissions - amortization expense(i)	$0.6	$0.8	$2.2	$2.3

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss)
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at September 30, 2021 and December 31, 2020 was $61.8 million and $74.4 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Costs to fulfill a contract - amortization expense	$7.7	$7.9	$20.4	$20.6
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 12 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2021 and December 31, 2020, the notional amount of these contracts was $572.9 million and $588.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	September 30, 2021	December 31, 2020
Balance Sheet Location
Prepaid expenses and other current assets	$0.1	$1.4
Other accrued liabilities	7.3	1.0
Total fair value	$(7.2)	$0.4

The following table summarizes the location and amount of gains and (losses) recognized on foreign exchange forward contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statement of Income Location
Other (expense), net	$(11.4)	$13.7	$(15.7)	$(10.9)

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$477.8	$529.7	$476.9	$532.3
5.50% convertible senior notes due March 1, 2021	—	—	83.6	169.8
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
On June 3, 2021, the company acquired Unify Square, Inc. resulting in goodwill of $134.3 million recorded in the company’s Digital Workplace Solutions (DWS) segment (see Note 3).
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	C&I	ECS	Other
Balance at December 31, 2020	$108.6	$—	$—	$98.3	$10.3
Acquisition (see Note 3)	134.3	134.3	—	—	—
Balance at September 30, 2021	$242.9	$134.3	$—	$98.3	$10.3
At September 30, 2021, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Intangible Assets, Net
Intangible assets, net (see Note 3) at September 30, 2021 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$1.0	$9.0
Customer relationships - Software and Software Solutions	5.2	0.6	4.6
Customer relationships - Consulting	3.0	0.1	2.9
Total	$18.2	$1.7	$16.5
For the three and nine months ended September 30, 2021, amortization expense was $1.2 million and $1.7 million, respectively, included within selling, general and administrative expense on the consolidated statements of income (loss).
The future amortization relating to acquired intangible assets at September 30, 2021 was estimated as follows:

Future Amortization Expense
Remainder of 2021	$1.3
2022	5.2
2023	5.2
2024	2.9
2025	0.3
Thereafter	1.6
Total	$16.5

Note 14 - Debt
Long-term debt is comprised of the following:

	September 30, 2021	December 31, 2020
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $7.2 and $8.1 million at September 30, 2021 and at December 31, 2020)	$477.8	$476.9
5.50% convertible senior notes (Face value of $84.2 million less unamortized discount and fees of $0.6 million at December 31, 2020)	—	83.6
Finance leases	3.2	5.5
Other debt	51.9	63.9
Total	532.9	629.9
Less – current maturities	18.8	102.8
Total long-term debt	$514.1	$527.1

See Note 12 for the fair value of the notes.
Senior Secured Notes due 2027
On October 29, 2020, the company issued $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes pay interest semiannually on May 1 and November 1 and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I, and Unify Square, Inc., each is directly or indirectly owned by the company (the subsidiary guarantors).
The 2027 Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the company and its subsidiary guarantors and senior in right of payment to any future subordinated debt of the company and its subsidiary guarantors. The 2027 Notes and the related guarantees are structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the subsidiaries of the company that are not subsidiary guarantors. The 2027 Notes and the guarantees are secured by liens on substantially all assets of the company and the subsidiary guarantors, other than certain excluded assets (the collateral). The liens securing the 2027 Notes on certain ABL collateral are subordinated to the liens on ABL collateral in favor of the ABL secured parties and, in the future, the liens securing the 2027 Notes may be subordinated to liens on the collateral securing certain permitted first lien debt, subject to certain limitations and permitted liens.
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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Contractual interest coupon	$8.3	$25.0
Amortization of issuance costs	0.3	0.9
Total	$8.6	$25.9
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
Interest expense related to the 2022 Notes was as follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Contractual interest coupon	$—	$13.8
Amortization of issuance costs	—	0.7
Total	$—	$14.5
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
Interest expense related to the 2021 Notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest coupon	$—	$1.2	$0.8	$3.5
Amortization of debt discount	—	0.7	0.5	2.3
Amortization of debt issuance costs	—	0.2	0.1	0.4
Total	$—	$2.1	$1.4	$6.2

Other Debt
In 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At September 30, 2021, $5.9 million was reported in current maturities of long-term debt.
In 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At September 30, 2021, $3.8 million was reported in current maturities of long-term debt.
Asset Based Lending (ABL) Credit Facility
Contemporaneously with the issuance of the 2027 Notes, the company and the subsidiary guarantors entered into an amendment and restatement of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The amendment and restatement extended the maturity from October 2022 to October 29, 2025 and modified certain other terms and covenants. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $75.1 million net of letters of credit issued.
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
At September 30, 2021, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2021, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $76 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2021, it has adequate provisions for any such matters.
Note 16 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2020	$(3,939.5)	$(826.6)	$(3,112.9)
Other comprehensive (loss) income before reclassifications	(16.1)	(32.5)	16.4
Amounts reclassified from accumulated other comprehensive loss	387.4	(2.9)	390.3
Current period other comprehensive income (loss)	371.3	(35.4)	406.7
Balance at September 30, 2021	$(3,568.2)	$(862.0)	$(2,706.2)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(1.3)	$0.6	$(2.9)	$(17.8)
Postretirement plans(ii):
Amortization of prior service cost	(1.6)	(1.5)	(4.7)	(4.4)
Amortization of actuarial losses	44.3	44.5	134.3	132.8
Settlement losses	—	—	300.7	—
Total before tax	41.4	43.6	427.4	110.6
Income tax benefit	(1.4)	(1.4)	(40.0)	(4.1)
Total reclassifications for the period	$40.0	$42.2	$387.4	$106.5

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 5).

Note 17 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2021	2020
Cash paid during the period for:
Income taxes, net of refunds	$43.5	$14.8
Interest	$22.7	$31.9

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$615.4	$898.5
Restricted cash	9.1	8.2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$624.5	$906.7
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
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three months ended September 30, 2021 and 2020 was $0.3 million and $5.3 million, respectively. The amount for the nine months ended September 30, 2021 and 2020 was $1.4 million and $5.3 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
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

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Three Months Ended September 30, 2021
Customer revenue	$409.4	$141.3	$118.9	$149.2
Intersegment	—	—	—	—
Total revenue	$409.4	$141.3	$118.9	$149.2
Gross profit	$123.1	$16.8	$9.3	$97.0

Three Months Ended September 30, 2020
Customer revenue	$411.8	$148.3	$116.9	$146.6
Intersegment	—	—	—	—
Total revenue	$411.8	$148.3	$116.9	$146.6
Gross profit	$101.2	$21.6	$4.3	$75.3

	Total Segments	DWS	C&I	ECS
Nine Months Ended September 30, 2021
Customer revenue	$1,281.8	$428.9	$366.6	$486.3
Intersegment	1.4	—	—	1.4
Total revenue	$1,283.2	$428.9	$366.6	$487.7
Gross profit	$398.9	$57.7	$36.9	$304.3

Nine Months Ended September 30, 2020
Customer revenue	$1,215.3	$442.0	$334.1	$439.2
Intersegment	0.1	—	—	0.1
Total revenue	$1,215.4	$442.0	$334.1	$439.3
Gross profit	$277.5	$37.9	$7.4	$232.2

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment revenue	$409.4	$411.8	$1,283.2	$1,215.4
Other revenue	78.6	83.4	233.3	234.1
Elimination of intercompany revenue	—	—	(1.4)	(0.1)
Total consolidated revenue	$488.0	$495.2	$1,515.1	$1,449.4
Other revenue and, in the table below, other gross profit, is comprised of an aggregation of a number of immaterial business activities that principally provide for the management of critical processes and functions for clients in select industries, helping them improve performance and reduce costs.
Presented below is a reconciliation of total segment gross profit to consolidated loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total segment gross profit	$123.1	$101.2	$398.9	$277.5
Other gross profit	3.8	18.7	9.4	30.4
Total gross profit	126.9	119.9	408.3	307.9
Selling, general and administrative expense	(95.1)	(85.5)	(279.7)	(252.5)
Research and development expense	(6.7)	(6.7)	(19.1)	(16.1)
Interest expense	(8.5)	(2.4)	(27.0)	(20.9)
Other (expense), net	(24.2)	(32.5)	(434.6)	(134.3)
Total loss from continuing operations before income taxes	$(7.6)	$(7.2)	$(352.1)	$(115.9)
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$191.1	$193.6	$627.2	$584.0
United Kingdom	53.1	58.6	225.2	176.9
Other foreign	243.8	243.0	662.7	688.5
Total	$488.0	$495.2	$1,515.1	$1,449.4
Note 19 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2021, the company had approximately $0.8 billion of remaining performance obligations of which approximately 12% is estimated to be recognized as revenue by the end of 2021 and an additional 38% by the end of 2022.
Note 20 - Subsequent Event
On October 14, 2021, the company purchased a group annuity contract for approximately $235 million to transfer projected benefit obligations related to approximately 6,900 retirees of the company’s U.S. defined benefit pension plans. This action is expected to result in a fourth quarter 2021 non-cash, pre-tax settlement loss of approximately $130 million.

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
Overview
During the nine months ended September 30, 2021, through a combination of transfers, annuity purchase arrangements and lump sum payments, the company settled gross defined benefit pension plan liabilities of approximately $932 million.
In January of 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a first quarter 2021 pre-tax settlement loss of $158.0 million.
Effective May 1, 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multi-client circle within a multi-employer fund. This resulted in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action resulted in a second quarter 2021 pre-tax settlement loss of $182.6 million.
In the second quarter of 2021, the company’s Swiss subsidiary transferred its defined benefit pension plan to a multiple-employer collective foundation. This resulted in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan during the first quarter of 2021. This action resulted in a second quarter 2021 pre-tax settlement loss of $28.1 million.
In addition, on October 14, 2021, the company purchased a group annuity contract for approximately $235 million to transfer projected benefit obligations related to approximately 6,900 retirees of the company’s U.S. defined benefit pension plans. This action is expected to result in a fourth quarter 2021 non-cash, pre-tax settlement loss of approximately $130 million. With this settlement, the total value of gross defined pension liabilities settled in the past twelve months (including the fourth quarter of 2020 settlement of approximately $276 million), totaled approximately $1.45 billion including approximately $800 million attributable to the company’s U.S. defined benefit pension plans.
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
In 2021, the company expects to make cash contributions of approximately $48.3 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2021 and 2020, the company made cash contributions of $40.3 million and $340.2 million, respectively.
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
On June 3, 2021, the company acquired 100% of Unify Square, Inc. for a purchase price consideration of $150.4 million on a cash-free, debt free basis. The company funded the cash consideration and acquisition-related costs with cash on hand, see Note 3 of the Notes to Consolidated Financial Statements.
During the three months ended September 30, 2021, the company recognized cost-reduction charges and other costs of $0.8 million. The charges (credits) related to work-force reductions were $(0.6) million, principally related to severance costs, and were comprised of: (a) a charge of $0.7 million and (b) a credit of $(1.3) million for changes in estimates. In addition, the company recorded net charges (credits) of $1.4 million comprised of a charge of $1.3 million for net foreign currency losses related to exiting foreign countries, a charge of $0.5 million for asset impairments and a credit of $(0.4) million related to other cost-reduction efforts.
During the three months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $13.2 million. The charges (credits) related to work-force reductions were $0.7 million, principally related to severance costs, and were comprised of: (a) a charge of $2.7 million and (b) a credit of $(2.0) million for changes in estimates. In addition, the company recorded a credit of $(0.6) million for net foreign currency gains related to exiting foreign countries, a charge of $7.5 million for asset impairments and a charge of $5.6 million of other expenses.
During the nine months ended September 30, 2021, the company recognized cost-reduction charges and other costs of $14.4 million. The charges (credits) related to work-force reductions were $(2.5) million, principally related to severance costs, and were comprised of: (a) a charge of $6.5 million and (b) a credit of $(9.0) million for changes in estimates. In addition, the company recorded charges of $16.9 million comprised of $2.9 million for net foreign currency losses related to exiting foreign countries, $7.3 million for asset impairments and $6.7 million of other expenses related to the cost-reduction effort.
During the nine months ended September 30, 2020, the company recognized cost-reduction charges and other costs of $48.6 million. The charges (credits) related to work-force reductions were $6.2 million, principally related to severance costs, and were comprised of: (a) a charge of $14.0 million and (b) a credit of $(7.8) million for changes in estimates. In addition, the company recorded charges of $17.8 million for net foreign currency losses related to exiting foreign countries, $19.0 million for asset impairments and $5.6 million of other expenses.
The charges (credits) were recorded in the following statement of income classifications:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$(0.2)	$2.9	$0.9	$15.7
Selling, general and administrative	(0.1)	10.8	8.7	14.8
Research and development	(0.2)	0.1	1.9	0.3
Other expense, net	1.3	(0.6)	2.9	17.8
Total	$0.8	$13.2	$14.4	$48.6
Results of operations
Company results
Three months ended September 30, 2021 compared with the three months ended September 30, 2020
Revenue for the three months ended September 30, 2021 was $488.0 million compared with $495.2 million for the three months of 2020, a decrease of 1.5% from the prior year. Foreign currency fluctuations had a 2 percentage-point positive impact on revenue in the current period compared with the year-ago period.
U.S. revenue decreased 1.3% in the current period compared with the year-ago period. International revenue decreased 1.6% in the current period compared with the prior-year period principally due to decreases in Latin America and Asia/Pacific. Foreign currency had a 3 percentage-point positive impact on international revenue in the three months ended September 30, 2021 compared with the three months ended September 30, 2020.

Gross profit margin was 26.0% in the three months ended September 30, 2021 compared with 24.2% in the three months ended September 30, 2020. The increase was principally due to higher sales of the company’s enterprise software.
Selling, general and administrative expense in the three months ended September 30, 2021 was $95.1 million (19.5% of revenue) compared with $85.5 million (17.3% of revenue) in the year-ago period. The increase was principally due compensation expense increases, the majority of which was related to direct sales support.
Research and development (R&D) expense for each of the three months ended September 30, 2021 and 2020 was $6.7 million.
For the three months ended September 30, 2021, the company reported an operating profit of $25.1 million compared with an operating profit of $27.7 million for prior year period.
Interest expense for the three months ended September 30, 2021 was $8.5 million compared with $2.4 million for the three months ended September 30, 2020. The increase was principally due to the issuance of the 6.875% senior secured notes due 2027 in October 2020.
Other (expense), net was expense of $24.2 million for the three months ended September 30, 2021 compared with expense of $32.5 million for the three months ended September 30, 2020. See Note 7 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss from continuing operations before income taxes for the three months ended September 30, 2021 was $7.6 million compared with a loss of $7.2 million for the three months ended September 30, 2020.
The provision for income taxes was $10.9 million in the current period compared with a provision of $6.1 million in the year-ago period.
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
Net loss from continuing operations attributable to Unisys Corporation for the three months ended September 30, 2021 was $18.7 million, or a loss of $0.28 per diluted share, compared with a loss of $13.3 million, or a loss of $0.21 per diluted share, for the three months ended September 30, 2020.
Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020
Revenue for the nine months ended September 30, 2021 was $1,515.1 million compared with $1,449.4 million for the nine months of 2020, an increase of 4.5% from the prior year. Foreign currency fluctuations had a 3 percentage-point positive impact on revenue in the current period compared with the year-ago period.
U.S. revenue increased 7.4% in the current period compared with the year-ago period. International revenue increased 2.6% in the current period compared with the prior-year period principally due to increases in Europe. Foreign currency had a 5 percentage-point positive impact on international revenue in the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.
Gross profit margin was 26.9% in the nine months ended September 30, 2021 compared with 21.2% in the nine months ended September 30, 2020. The increase was due in part by improvements in all the company’s segments driven by higher sales of the company’s enterprise software, improvements to efficiency and related cost-reduction initiatives.
Selling, general and administrative expense in the nine months ended September 30, 2021 was $279.7 million (18.5% of revenue) compared with $252.5 million (17.4% of revenue) in the year-ago period.
Research and development (R&D) expense for the nine months ended September 30, 2021 was $19.1 million compared with $16.1 million for the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, the company reported an operating profit of $109.5 million compared with an operating profit of $39.3 million for prior year period. The increase was due in part by improvements in all the company’s segments driven by higher sales of the company’s enterprise software, improvements to efficiency and related cost-reduction initiatives.
Interest expense for the nine months ended September 30, 2021 was $27.0 million compared with $20.9 million for the nine months ended September 30, 2020. The increase was principally due to the issuance of the 6.875% senior secured notes due 2027 in October 2020.

Other (expense), net was expense of $434.6 million for the nine months ended September 30, 2021 compared with expense of $134.3 million for the nine months ended September 30, 2020. Other (expense), net for the nine months ended September 30, 2021 includes $368.7 million of pension settlement losses. See Note 7 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss from continuing operations before income taxes for the nine months ended September 30, 2021 was $352.1 million compared with a loss of $115.9 million for the nine months ended September 30, 2020. The decline was principally due to the pension settlement losses discussed above.
The benefit for income taxes was $33.8 million for the nine months ended September 30, 2021 compared with a provision of $26.6 million for the nine months ended September 30, 2020. The current period includes income tax benefits of $51.7 million related to the pension plan settlement losses in the Netherlands and Switzerland. In June 2021, the UK enacted an income tax rate increase from 19% to 25% for the financial year beginning April 1, 2023. The UK rate increase resulted in a deferred tax benefit of approximately $17.7 million for the nine months ended September 30, 2021.
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
Net loss from continuing operations attributable to Unisys Corporation for the nine months ended September 30, 2021 was $317.3 million, or a loss of $4.79 per diluted share, compared with a loss of $143.0 million, or a loss of $2.27 per diluted share, for the nine months ended September 30, 2020.
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
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three months ended September 30, 2021 and 2020 was $0.3 million and $5.3 million, respectively. The amount of such profit included in gross profit of the ECS segment for the nine months ended September 30, 2021 and 2020 was $1.4 million and $5.3 million, respectively. The sales and profit on these transactions are eliminated in Corporate.
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

Three months ended September 30, 2021 compared with the three months ended September 30, 2020
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Three Months Ended September 30, 2021
Customer revenue	$409.4	$141.3	$118.9	$149.2
Intersegment	—	—	—	—
Total revenue	$409.4	$141.3	$118.9	$149.2
Gross profit percent	30.1%	11.9%	7.8%	65.0%

Three Months Ended September 30, 2020
Customer revenue	$411.8	$148.3	$116.9	$146.6
Intersegment	—	—	—	—
Total revenue	$411.8	$148.3	$116.9	$146.6
Gross profit percent	24.6%	14.6%	3.7%	51.4%

Gross profit percent is as a percent of total revenue.
Revenue from DWS was $141.3 million in the current quarter a decline of 4.7% compared with the prior-year quarter. Foreign currency fluctuations had a 1 percentage-point positive impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 11.9% in the current period compared with 14.6% in the year ago period. Revenue and gross profit were negatively impacted as the company exited some contracts there were not core to how the company plans to grow this segment. Additionally, during the current quarter the company experienced some supply chain shortages, which resulted in a decline in revenue and gross profit.
C&I revenue was $118.9 million for the three-month period ended September 30, 2021, an increase of 1.7% compared with the three-month period ended September 30, 2020. Foreign currency fluctuations had a 1 percentage-point positive impact on C&I revenue in the current period compared with the year-ago period. Gross profit percent was 7.8% in the current period compared with 3.7% in the year ago period. The increase in gross profit reflected increased revenue from higher-margin offerings and improvements driven by efficiency enhancements.
ECS revenue was $149.2 million for the three-month period ended September 30, 2021, an increase of 1.8% compared with the three-month period ended September 30, 2020. Foreign currency fluctuations had a 2 percentage-point positive impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 65.0% in the current period compared with 51.4% in the year ago period. The increase in both revenue and gross profit was principally due to higher sales of the company’s enterprise software.
Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Nine Months Ended September 30, 2021
Customer revenue	$1,281.8	$428.9	$366.6	$486.3
Intersegment	1.4	—	—	1.4
Total revenue	$1,283.2	$428.9	$366.6	$487.7
Gross profit percent	31.1%	13.5%	10.1%	62.4%

Nine Months Ended September 30, 2020
Customer revenue	$1,215.3	$442.0	$334.1	$439.2
Intersegment	0.1	—	—	0.1
Total revenue	$1,215.4	$442.0	$334.1	$439.3
Gross profit percent	22.8%	8.6%	2.2%	52.9%

Gross profit percent is as a percent of total revenue.

Revenue from DWS was $428.9 million for the nine-month period ended September 30, 2021, a decline of 3.0% compared with the nine-month period ended September 30, 2020. Revenue for the nine-month period ended September 30, 2021 was negatively impacted as the company exited some contracts that were not core to how the company plans to grow this segment. Additionally, during the nine-month period ended September 30, 2021 the company experienced some supply chain shortages, which resulted in a decrease in revenue. Foreign currency fluctuations had a 3 percentage-point positive impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 13.5% in the current period compared with 8.6% in the year ago period. The increase in gross profit was due in part by improvements driven by efficiency and related cost-reduction initiatives.
C&I revenue was $366.6 million for the nine-month period ended September 30, 2021, an increase of 9.7% compared with the nine-month period ended September 30, 2020. The increase was driven by continued momentum with public sector clients as well as other highly-regulated industries. Foreign currency fluctuations had a 3 percentage-point positive impact on C&I revenue in the current period compared with the year-ago period. Gross profit percent was 10.1% in the current period compared with 2.2% in the year ago period. The increase in gross profit reflected increased revenue from higher-margin offerings and improvements driven by efficiency enhancements.
ECS revenue was $486.3 million for the nine-month period ended September 30, 2021, an increase of 10.7% compared with the nine-month period ended September 30, 2020. Foreign currency fluctuations had a 2 percentage-point positive impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 62.4% in the current period compared with 52.9% in the year ago period. The increase in both revenue and gross profit was principally due to higher sales of the company’s enterprise software.
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
Cash and cash equivalents at September 30, 2021 were $615.4 million compared to $898.5 million at December 31, 2020.
As of September 30, 2021, $285.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the nine months ended September 30, 2021, cash provided by operations was $64.5 million compared to cash usage of $325.8 million for the nine months ended September 30, 2020. The decrease in cash usage was principally due to lower cash contributions to the company’s U.S. qualified defined benefit pension plans in the current period.
Cash used for investing activities during the nine months ended September 30, 2021 was $236.0 million compared to cash provided of $1,055.8 million during the nine months ended September 30, 2020. On June 3, 2021, the company purchased Unify Square, Inc. for $150.4 million, see Note 3 of the Notes to Consolidated Financial Statements. On March 13, 2020, the company sold its U.S. Federal business and received net cash proceeds of $1,162.9 million. Net purchases of investments were $8.2 million for the nine months ended September 30, 2021 compared with net purchases of $11.5 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $42.1 million compared with $54.8 million in the year-ago period, capital additions of properties were $19.7 million in 2021 compared with $16.7 million in 2020 and capital additions of outsourcing assets were $14.7 million in 2021 compared with $23.6 million in 2020.
Cash used for financing activities during the nine months ended September 30, 2021 was $100.8 million compared to cash used of $472.4 million during the nine months ended September 30, 2020. The decrease in cash used was principally due to higher redemptions of debt in the prior year period.
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
In 2021, the company expects to make cash contributions of approximately $48.3 million primarily for the company’s international defined benefit pension plans. In 2020, the company made cash contributions of $826.2 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2021 and 2020, the company made cash contributions of $40.3 million and $340.2 million, respectively.
At September 30, 2021, total debt was $532.9 million compared to $629.9 million at December 31, 2020. The reduction was principally due to the conversion of the company’s 2021 Notes.
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
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for an increase in credit facility up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $75.1 million net of letters of credit issued.
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
At September 30, 2021, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
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

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: November 2, 2021	By:	/s/ Michael M. Thomson
Michael M. Thomson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)