Form 10-K
period 2021-12-31
UNISYS CORP
filed 2022-02-22
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $1.7 billion.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2021. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2022: 67,232,146
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
Factors that could affect our future results include, but are not limited to, the following:
Implementation of Business Strategy in Information Technology Market
•our ability to attract and retain experienced personnel in key positions;
•our ability to grow revenue and expand margin in our Digital Workplace Solutions and Cloud and Infrastructure Solutions businesses;
•our ability to maintain our installed base and sell new solutions and related services;
•the business and financial risk in implementing acquisitions or dispositions;
•the potential adverse effects of aggressive competition in the information services and technology market;
•our ability to effectively anticipate and respond to rapid technological innovation in our industry;
•our ability to retain significant clients and attract new clients;
•our contracts may not be as profitable as expected or provide the expected level of revenues;
•our ability to develop or acquire the capabilities to enhance the company’s solutions;
Defined Benefit Pension Plans
•we have significant underfunded pension obligations;
General Business Risks
◦the impact of COVID-19 on our business, growth, reputation, projections, financial condition, operations, cash flows and liquidity;
◦the performance and capabilities of third parties with whom we have commercial relationships;
◦cybersecurity breaches could result in incurring significant costs and could harm our business and reputation;
◦a failure to meet standards or expectations with respect to the company’s environmental, social and governance practices;
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

PART I
ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology (IT) solutions company that delivers successful outcomes for the most demanding businesses and governments. Unisys offerings include digital workplace solutions, cloud and infrastructure solutions, enterprise computing solutions and business process solutions.
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. As a result, our reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides solutions that transform digital workplaces securely and create exceptional end-user experiences;
•Cloud and Infrastructure Solutions (C&I), which provides solutions that drive modern IT service platforms, cloud applications development, intelligent services, and cybersecurity services; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
During 2021, the company completed three acquisitions to accelerate its pace of innovation and capitalize on growing and evolving markets. In June and November, the company acquired Unify Square, Inc. and, the Mobinergy group of companies, respectively, to advance the company’s experience-focused Digital Workplace Solutions set and to deliver higher-value solutions to its clients. In December, the company acquired CompuGain LLC to enhance the company’s delivery of rapid and agile cloud migration, application modernization and data value realization to its clients. These acquisitions align with the company’s strategy to invest in capabilities that complement its core solutions.
Principal Products and Services
We deliver advanced IT solutions to clients in our primary target markets: Government (national governments, other than directly to the U.S. federal government, and state and local governments globally), Commercial (e.g., travel and transportation and life sciences and healthcare), and Financial Services (e.g., commercial and retail banking).
We market our products and solutions primarily through a direct sales force. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio. In certain countries, we market primarily through distributors.
Services
Our principal services include digital workplace solutions, cloud and infrastructure solutions, enterprise computing solutions and business process solutions.
•In digital workplace solutions, we help our clients create the world’s leading digital workplace experiences by transforming their end-user experience to engage and retain employees; increase collaboration and innovation; and drive productivity and business growth.
•In cloud and infrastructure solutions, we help our clients achieve digital transformation by applying proven experience to solve the toughest business and technology challenges. Our solutions accelerate hybrid and multi-cloud adoption and enable application modernization. Our cybersecurity services drive more compliant and highly secure technology environments from strategy through implementation, operation and optimization.
•In enterprise computing solutions, we deliver high-intensity, cloud-based, software-defined operating environments and solutions. We partner with clients to evolve compute architectures as part of digital transformation in industries ranging from financial services to travel and transportation to telecommunications.
In addition, we deliver a range of next-generation capabilities that make government service easily accessible and efficient, enable law enforcement to solve more cases in less time and enhance the integrity of our clients’ financial services processing and payment platforms. Our clients and their customers benefit from proficient and effective 24x7 operations and continuous optimization of their mission-critical business processes.

We deliver these outcomes through platforms that include:
•Unisys InteliServeTM, a service solution that transforms traditional service desk into an intelligent, user-centric experience aligned with the needs of the modern digital workplace. The service leverages the InteliServe platform, an integrated suite of technologies for omnichannel support, advanced analytics, automation, artificial intelligence, machine learning and identity authentication.
•Unisys CloudForte®, a comprehensive suite of digital services to help accelerate the secure move of data and applications to the cloud. The solution is available for hybrid and multi-cloud environments and includes the following features: an automated software-as-a-service platform to identify and provision private, public and hybrid cloud services, real-time analytics, and capabilities for industrial-grade modernization of legacy applications.
•PowerSuite™ is our market-leading packaged software tool used by enterprise IT to monitor, analyze, troubleshoot and secure collaboration and communications multi-platform environments. PowerSuite leverages patented AI/ML technology to proactively surface actionable insights and helps orchestrate and deliver effective, reliable and secure user experiences spanning both cloud and on-premises environments. Leveraging the PowerSuite SaaS offering IT gains a real-time panoramic view of all collaboration and communications platforms, making it easy to troubleshoot and remediate infrastructure issues, benchmark the user experience both internally and externally and expedite responses to service interruptions and threats.
Products
Our software products include:
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
•Unisys Stealth® security software, which enables trusted identities to access micro-segmented critical assets and safely communicate through secure, encrypted channels. Stealth™ establishes user authentication, prevents lateral attacker movement and reduces data center, mobile and cloud attack surfaces and quickly isolates devices or users at the first sign of compromise. Stealth also reduces the cost and complexity of securing information and operation technology such as industrial control systems, allowing organizations to meet compliance and security mandates.
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
Patents, Trademarks and Licenses
As of January 31, 2022, Unisys owns over 485 active U.S. patents and over 45 active patents granted in ten non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. Our business is not materially dependent upon any single patent, patent license, or related group thereof.
Unisys also maintains 23 U.S. trademark and service mark registrations, and over 480 additional trademark and service mark registrations in seventy-four non-U.S. jurisdictions as of January 31, 2022. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored, policed and protected by Unisys and its agents.

Seasonality
Our revenue is affected by such factors as the introduction of new services and products, the length of sales cycles and the seasonality of purchases. Seasonality generally has not resulted in material quarterly revenue changes.
Customers
No single client accounted for more than 10% of our revenue in the year ended December 31, 2021.
Backlog
At December 31, 2021, firm order backlog was $3.0 billion, compared to $3.6 billion at December 31, 2020. Approximately $1.2 billion (40%) of 2021 backlog is expected to be converted to revenue in 2022. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be canceled, with or without penalty.
Competition
Our business is affected by rapid change in technology in the information services and technology industries and aggressive competition from many domestic and foreign companies. Principal competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. We compete primarily on the basis of service, product performance, technological innovation, and price. We believe that our continued focused investment in enhancing and expanding our solution portfolio through our build/partner/buy strategy, coupled with investment in our go-to-market capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Environmental Matters
Our capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state and local laws regulating the protection of the environment. Capital expenditures for environmental control facilities are not expected to be material in 2022 and 2023.
Human Capital
At December 31, 2021, the company employed approximately 16,300 professionals of which 18% are located in the United States and 82% are located in other countries around the world. Our associates ensure our success, and we are committed to providing a productive, ethical, diverse and safe working environment for each and every one of them.
We welcome associates of all ethnicities, races, ages, religions, abilities, genders and sexual orientations. We are committed to our culture of Diversity, Equity and Inclusion (DEI) not only as the “right thing to do,” but also as a business imperative. Creating an equitable workplace improves our organization, local communities and society.
At Unisys, we are focused on having a workforce that represents the diverse communities in which we live and serve. Based on our continued efforts to improve diverse representation, women now make up 32% of our workforce globally and associates from Underrepresented Ethnic Groups (UREG) make up 30% within the U.S. Although we are proud of our progress, there is more work to do to build a more diverse workforce.
In addition to our efforts focused on representation, understanding our associates’ perspectives and experiences--their engagement--is critical to our success. Each year we measure associate engagement and develop action plans to improve based on feedback. This year, more than 80% of our associates participated in the survey with 7 out of 10 associates indicating they are engaged. Fostering an inclusive culture is a key component of engagement and 80% of associates indicated they “feel comfortable being themselves at work.” Our DEI initiatives are supported by our Inclusion and Diversity Council, which consists of 20 associates from around the world and includes several working groups that focus on specific aspects of issues including diversity, race and ethnicity, disability and gender equity. The Inclusion and Diversity Council’s vision is to build and nurture a better, more inclusive culture at Unisys. Since 2020, the Council has sponsored multiple new Associate Impact Groups, which are associate-led groups that provide support, career development, and professional networking for their members.
The company recognizes that continuous learning and professional development are key factors in our success. We offer a range of development programs and opportunities that focus on leadership/management, information technology skills, regulatory compliance, diversity, anti-harassment, ethics, cybersecurity, ethics and more.

We are committed to the health, safety, and wellness of our employees. We provide our associates a wide range of offerings in this regard through a range of benefits and resources including health and welfare benefits, flexible time-off and employee assistance programs.
Our safety programs include education, safe work practice guides, monitoring, and corrective actions to make sure that we are keeping every associate safe. In addition, we regularly conduct compliance validation reviews and use third-party assessments at our locations to ensure compliance to established company best practices and country-specific environmental, health, and safety regulations. In fact, we have maintained a perfect safety record over the past decade with zero violations of environmental, health or safety regulations.
We also promote a culture of ethics and integrity through our Code of Ethics and Business Conduct, policies, and training and all associates must adhere to the company’s Code. We assess risk using data analytics, an annual risk assessment, investigations, and other compliance-related initiatives.
Available Information
Our Investor web site is located at www.unisys.com/investor. Through our web site, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the U.S. SEC. We also make available on our web site our Guidelines on Significant Corporate Governance Issues, the charters of the Audit and Finance Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee and Security and Risk Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our web site to be part of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning the executive officers of Unisys as of February 15, 2022 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	62	Chair and Chief Executive Officer
Michael M. Thomson	53	Executive Vice President and Chief Financial Officer
Dwayne Allen	60	Senior Vice President, Solution Innovation and Architecture and Chief Technology Officer
Katie Ebrahimi	52	Senior Vice President and Chief Human Resources Officer
Gerald P. Kenney	70	Senior Vice President, General Counsel and Secretary
Lisa Madion	51	Senior Vice President, Corporate Services
Matthew Newfield	50	Senior Vice President and Chief Security and Infrastructure Officer
Teresa Poggenpohl	60	Senior Vice President and Chief Marketing Officer
Shalabh Gupta	60	Vice President and Treasurer
Erin Mannix	38	Vice President, Chief Accounting Officer and Corporate Controller
There is no family relationship among any of the above-named executive officers. The By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef has served as Chair of the Board of Directors since 2018 and as Chief Executive Officer since 2015. He also served as President of the Company from 2015 to March 2020 and as President since December 2021. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the Board of Directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef is a member of the Boards of Directors of NiSource Inc. and Petrus Trust Company, L.T.A., and the Board of Merit Energy Company, LLC, a member of the President’s National Security Telecommunications Advisory Committee, where he has served as co-chair of its Cybersecurity Moonshot subcommittee, and a trustee of the Committee for Economic Development (CED) of The Conference Board, where he serves as co-chair of the CED’s Technology and Innovation Committee. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an executive officer since 2015.
Mr. Thomson has been Chief Financial Officer since 2019 and has served as Executive Vice President since April 2021 after having served as Senior Vice President since 2019. Upon the hiring of a new Chief Financial Officer, Mr. Thomson will become President and Chief Operating Officer of the company. Prior to becoming Chief Financial Officer, Mr. Thomson served as Vice President and Corporate Controller from 2015 to 2019. Mr. Thomson served as Controller of Towers Watson & Co. from 2010 until 2015, and he previously held the same position at Towers Perrin from 2007 until the consummation of that firm’s merger with Watson Wyatt in 2010. He also served as principal accounting officer of Towers Watson from 2012 until October 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an executive officer since 2015.
Mr. Allen has been Senior Vice President, Solution Innovation and Architecture and Chief Technology Officer since April 2021. Prior to joining Unisys, Mr. Allen was a Global Digital Strategist at Microsoft Corporation from 2019 to 2021. From 2017 to 2019, Mr. Allen served as Chief Information Officer at Masonite International. Mr. Allen has also held senior leadership positions in IT at Cummins (2009 to 2017), Fifth Third Bank (2003 to 2009) and Wells Fargo (1998 to 2003). Mr. Allen began his career at Marriott International. Mr. Allen has been an executive officer since April 2021.
Ms. Ebrahimi has been Senior Vice President and Chief Human Resources Officer since 2018. Ms. Ebrahimi served as Vice President of Human Resources, Global Delivery at DXC Technology from 2017 to 2018 prior to joining Unisys. From 2015 to 2017, she was Vice President of Human Resources, Enterprise Services, Global Practices & Solutioning for Hewlett-Packard Enterprise. She also served in increasingly senior roles with Cisco Systems, Inc. (2009-2015), Sun Microsystems, Inc. (2000-2009) and McAfee, LLC. Ms. Ebrahimi has been an executive officer since 2018.
Mr. Kenney has been Senior Vice President, General Counsel and Secretary since 2013. Prior to joining Unisys, he had been with NEC Corporation of America, the North American subsidiary of global technology company NEC Corporation, since

1999, serving most recently as Senior Vice President, General Counsel and Corporate Secretary (2004-2013). Mr. Kenney has been an executive officer since 2013. Mr. Kenney will be leaving the company effective March 31, 2022.
Ms. Madion has been Senior Vice President, Corporate Services since January 2021. Ms. Madion served as Vice President, Global Operations and Strategy for Enterprise Solutions from 2016 to December 2020 after joining Unisys in 2015 as Director of Operations, Strategy and Planning for the U.S. and Canada region of the Enterprise Solutions organization. Prior to joining Unisys, she was Chief of Staff for the Travel and Transportation organization of Dell Services, and Chief of Staff for the Technical Sales Specialist team in Dell’s Infrastructure, Cloud and Computing line of business. Prior to that, Ms. Madion held other management roles at Dell Services with increasing responsibilities. Ms. Madion has been an executive officer since January 2021.
Mr. Newfield has been Senior Vice President and Chief Security and Infrastructure Officer since January 2021. Mr. Newfield joined Unisys in 2018 as Chief Information Security Officer. Mr. Newfield currently serves on the Board of Directors of the National Technology Security Coalition. Prior to joining Unisys, he was Director of Global Managed Security Services for IBM and was the Business Unit Information Security Officer and Global Process Officer for IBM’s Security Services Organization from 2014 to 2018. Prior to IBM, Mr. Newfield held senior security leadership roles at Cybertrust, RSA and DDC Advocacy. Mr. Newfield has been an executive officer since January 2021.
Ms. Poggenpohl has been Senior Vice President and Chief Marketing Officer since May 2021. Prior to joining Unisys, Ms. Poggenpohl ran a consulting firm, Poggenpohl Consulting, which she founded in 2020. Ms. Poggenpohl served as the Chief Marketing and Communications Officer for North America at Accenture, from 2017 to 2020. Prior to this role, Ms. Poggenpohl held senior leadership positions within Accenture for more than twenty years. Ms. Poggenpohl has been an executive officer since May 2021.
Mr. Gupta has been Vice President and Treasurer since 2017. Prior to Unisys, Mr. Gupta served as Vice President and Corporate Treasurer for Avon Products from 2012 until 2016. He also served as Treasurer for Evraz North America, Inc. (2011 - 2012) and held the roles of Senior Vice President and Corporate Treasurer (2007 - 2011), Vice President and Assistant Treasurer (2005 - 2007) and Managing Director, Capital Markets, Pensions, Foreign Exchange (2004 - 2005) at Sara Lee Corporation. Mr. Gupta also held treasury roles at Delphi Corporation and General Motors Corporation. Mr. Gupta has been an executive officer since 2017.
Ms. Mannix has been Vice President, Chief Accounting Officer and Corporate Controller since December 2021. Ms. Mannix joined the company in September 2018 as Global Assistant Controller and was elected Vice President and Corporate Controller in December 2019. Prior to joining Unisys, she served as Head of Risk & Compliance Finance at FIS, an international provider of financial services technology and outsourcing services, from 2015 to 2018. From 2009 to 2015, Ms. Mannix held senior accounting positions at Laureate Education and Integral Systems, Inc. (acquired by Kratos in 2011). Earlier in her career, Ms. Mannix was an auditor at Grant Thornton LLP and a staff accountant at Haefele Flanagan. Ms. Mannix has been an executive officer since December 2021.

ITEM 1A. RISK FACTORS
Factors that could affect future results include the following:
IMPLEMENTATION OF BUSINESS STRATEGY IN INFORMATION TECHNOLOGY MARKET
If the company is unable to attract and retain experienced personnel in key positions, its future results could be adversely impacted.
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
Future results may be adversely impacted if the company is unable to grow revenue and expand margin in its Digital Workplace Solutions and Cloud and Infrastructure Solutions businesses.
The company’s strategy places an emphasis on growing revenue, including specifically from higher-value and higher-margin offerings in its Digital Workplace Solutions and Cloud and Infrastructure Solutions businesses. The company’s ability to grow revenue and profitability in these businesses will depend on the level of demand for projects and the portfolio of solutions the company offers. It will also depend on an efficient utilization of services delivery personnel. Revenue and profit margins in these businesses are a function of both the portfolio of solutions sold in a given period and the rates the company is able to charge for services and the chargeability of its professionals. If the company is unable to attain sufficient rates and chargeability for its professionals, revenue and profit margins will be adversely affected. The rates the company is able to charge for services are affected by a number of factors, including clients’ perception of the company’s ability to add value through its services; introduction of new services or products by the company or its competitors; pricing policies of competitors; and general economic conditions including increased risk of inflation. Chargeability is also affected by a number of factors, including the company’s ability to transition resources from completed projects to new engagements and across geographies, and its ability to forecast demand for services and thereby maintain appropriate resource levels. The company’s results of operations and financial condition may be adversely impacted if sales of higher-margin offerings do not offset declines in revenue and profitability of lower-margin offerings.
Future results may be adversely impacted if the company is unable to maintain its installed base and sell new solutions and related services.
The company continues to invest in its ClearPath Forward operating system software in order to retain existing clients in its Enterprise Computing Solutions business. If clients do not believe in the value proposition provided by ClearPath Forward or choose not to renew their contracts for any other reason, there may not be a meaningful return on these investments, and revenue could decline meaningfully. Furthermore, if ClearPath Forward is sold in the form of Software as a Service (SaaS) at an accelerated pace, this would have a negative impact on the company’s short- and medium-term cash position and could adversely impact the company’s operations, financial condition and liquidity. Additionally, the company also continues to invest in other software and solutions and related services. If the company is unsuccessful in selling these other solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by other solutions and related services may be insufficient to offset any revenue declines caused if the company is unable to retain its installed base.
The company could face business and financial risk in implementing acquisitions or dispositions.
As part of the company’s business strategy, it may from time to time consider acquiring complementary technologies, products and businesses, or disposing of existing technologies, products and businesses, including transactions of a material size. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include technical, cultural and operational integration challenges; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which the company has no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and

post-closing indemnity claims. Further, with respect to both acquisitions and dispositions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect the company’s ability to consummate acquisitions or dispositions. The risks associated with acquisitions and dispositions could have a material adverse effect upon the company’s business, financial condition and results of operations. There can be no assurance that the company will be successful in consummating future acquisitions or dispositions on favorable terms or at all.
The company faces aggressive competition in the information services and technology market, which could lead to reduced demand for the company’s solutions and related services and could have an adverse effect on the company’s business.
The information services and technology markets in which the company operates include a large number of companies vying for customers and market share both domestically and internationally. The company’s competitors include systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. Some of the company’s competitors may develop competing services and products that offer better price-performance or that reach the market in advance of the company’s offerings. Some competitors also have or may develop greater financial and other resources than the company, with enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could lead to reduced demand for the company’s solutions and related services and could have an adverse effect on the company’s business. Future results will depend on the company’s ability to mitigate the effects of aggressive competition on revenues, pricing and margins.
The company’s future results may be adversely impacted if it is unable to effectively anticipate and respond to rapid technological innovation in its industry.
The company operates in an industry characterized by rapid technological innovation, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on the company’s ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative services and products on a timely and cost-effective basis using newer delivery models such as cloud computing. Additionally, the company may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept its services and product offerings. In addition, services and products developed by competitors may make the company’s offerings less competitive.
The company’s future results will depend on its ability to retain significant clients and attract new clients.
The company has a number of significant long-term contracts with clients, including governmental entities, and its future success will depend, in part, on retaining its relationships with these clients and attracting new clients. The company could lose clients for reasons such as contract expiration, conversion to a competing service provider, disputes with clients or a decision to in-source services. The company could also lose clients as a result of their merger, acquisition or business failure. The company may not be able to replace the revenue and earnings from any such lost client. The company is expecting revenue, margin and market share expansion due to decisions by some of the company’s competitors to exit or de-emphasize their focus on the company’s target markets. If such competitors’ change that position, it could impact the company’s ability to gain market share.
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
The company has significant underfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million, primarily for its international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2022 the company expects to make cash contributions of approximately $40.2 million, primarily for its international defined benefit pension plans. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. If estimates for future contributions change materially, the company may need to obtain additional funding in order to make future contributions. In this event, there is no assurance that the company would be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
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
GENERAL BUSINESS RISKS
The company’s business, results of operations and financial condition have been and will continue to be impacted by the COVID-19 pandemic and such impact could be materially adverse.
Since March 2020, the COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforces and created significant volatility and disruption of financial markets. The full extent of the impact of the COVID-19 pandemic on the company’s operational and financial performance, including the company’s ability to execute its business strategies and initiatives in the expected time frame, will depend on numerous factors that are uncertain and difficult to predict, including the duration, severity and spread of the pandemic and related restrictions on travel and transportation; the emergence of new variants; the imposition of vaccine mandates and government lockdowns; the effect on the company’s clients and demand for the company’s products and services; the company’s ability to sell and provide its products and services as a result of travel restrictions and people working from home; the ability of the company’s clients to pay for its services and solutions; and any closures of the company’s and its clients’ offices and facilities. Continued impacts of the pandemic could materially adversely impact global economic conditions, the company’s business, results of operations and financial condition, including the company’s cash flow and liquidity, the company’s potential to conduct financings on terms acceptable to it, if at all, and may require significant actions in response, including but not limited to expense reductions or discounting of pricing of the company’s products, in an effort to mitigate such impacts. The situation with COVID-19 is constantly evolving and additional impacts may arise of which the company is not aware currently.
Future results will depend in part on the performance and capabilities of third parties with whom the company has commercial relationships.
The company maintains business relationships with key partners, suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and the company’s relationship with, distributors and other indirect channel partners, which can affect the company’s capacity to effectively and efficiently serve current and potential customers and end users. Additionally, cost inflation and supply chain disruptions may lead to higher labor and other costs, as well as an inability to procure products needed to deliver the company’s solutions, which could adversely affect its results of operations.

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
Many governmental bodies and current and prospective investors, clients, partners, and employees are increasing their focus on corporate environmental, social and governance (ESG) practices. If the company fails to meet the standards or expectations of any of these groups, the company may suffer reputational damage, the company’s business may be adversely impacted and the company may find it more difficult to recruit or retain key personnel.
A significant portion of the company’s revenue is derived from operations outside of the United States, and the company is subject to the risks of doing business internationally.
A significant amount of the company’s total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changing global data privacy regulations, currency restrictions and devaluations, changes in political or economic conditions, increases in inflation rate, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the U.S. Foreign Corrupt Practices Act, economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, regulations in the European Union such as the General Data Protection Regulation, the U.K. Bribery Act and other U.S. and non-U.S. laws and regulations.
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

The company’s business could also be affected by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases. Geopolitical conditions could escalate, and this could have unpredictable consequences on the world economy and on the company’s business. If, as a result of such an event, the company’s clients in a particular industry were to suffer material adverse impacts, the company may experience a reduction in demand for its services and products from such clients, which may materially and adversely affect the company’s business, results of operations and financial condition.
A significant disruption in the company’s IT systems could adversely affect the company’s business and reputation.
The company relies extensively on its IT systems to conduct its business and perform services for its clients. The company’s systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, cybersecurity breaches and catastrophic events. If the company’s systems are accessed without its authorization, damaged or fail to function properly, the company could incur substantial repair or replacement costs, experience data loss and impediments to its ability to conduct its business, and damage the market’s perception of the company’s services and products. In addition, a disruption could result in the company failing to meet performance standards and obligations in its client contracts, which could subject the company to liability, penalties and contract termination. This may adversely affect the company’s reputation and financial results.
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
Various lawsuits, claims, investigations and proceedings have been brought or asserted against the company in the past relating to matters arising in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. The company believes that it has valid defenses with respect to legal matters pending against it. Litigation is inherently unpredictable, however, and it is possible that the company’s results of operations or cash flows could be materially affected in any particular period as a result of future developments of the legal matters pending against it, including the resolution of any such matters. In addition, legal proceedings or environmental matters may arise in the future with respect to the company’s existing and legacy operations that may adversely affect the company’s business or reputation.
TAX ASSETS
The company’s ability to use its net operating loss (NOL) carryforwards and certain other tax attributes may be limited.
A corporation’s ability to deduct its federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the U.S. Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382 or future changes in tax laws that impose tax attribute utilization limitations may severely limit or effectively eliminate the company’s ability to utilize its NOL carryforwards and other tax attributes.
Other factors discussed in this report, although not listed here, also could materially affect the company’s future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2021, the company did not own or lease any physical properties that are material to its business.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to litigation is set forth in Note 19, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock is listed for trading on the New York Stock Exchange (trading symbol “UIS”).
Holders of Record
At January 31, 2022, there were approximately 4,400 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.

Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2021, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2016, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2016	2017	2018	2019	2020	2021
Unisys Corporation	$100	$55	$78	$79	$132	$138
S&P 500	$100	$122	$116	$153	$181	$233
S&P 500 IT Services	$100	$131	$137	$193	$237	$248

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For a discussion of 2020 compared with 2019, refer to Part II, Item 7 contained in the company’s Form 10-K for the fiscal year ended December 31, 2020.)
Overview
During 2021, the company continued to execute its key strategies including revenue growth and gross profit margin improvement by expanding its solution portfolio organically and through strategic investments/acquisitions while managing the company’s workforce to attract and retain talent in this competitive market. In 2021, revenue increased 1.4% and gross profit improved to 27.8%. Refer to Results of Operations for more information on the company’s financial results.
In January 2021, to simplify and streamline the company’s operations and more effectively address evolving client needs, the company changed its organizational structure. Refer to the Segment Results section for more information on the company’s reportable segments.
One of the key elements of the company’s strategy is to pursue acquisitions. During 2021, the company completed three acquisitions to accelerate its pace of innovation and capitalize on growing and emerging markets. In June and November, the company acquired Unify Square, Inc. (Unify Square) and the Mobinergy group of companies (Mobinergy), respectively, to advance the company’s experience-focused Digital Workplace Solutions set and to deliver higher-value solutions to its clients. In December, the company acquired CompuGain LLC (CompuGain) to enhance the company’s delivery of rapid and agile cloud migration, application modernization and data value realization to its clients. The company funded the cash consideration and acquisition-related costs for all the acquisitions with cash on hand, see Note 4, “Acquisitions,” of the Notes to Consolidated Financial Statements for more information on each acquisition. As disclosed in Note 3, “Recent accounting pronouncements,” of the Notes to Consolidated Financial Statements, the company expects to adopt Accounting Standards Update (ASU) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, effective January 1, 2022. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it originated the contracts. Had the company decided to retrospectively adopt this ASU on January 1, 2021, the difference in the value applied to contract assets and contract liabilities would have been immaterial.
Additionally, as the company continues its efforts to further de-risk its balance sheet, during 2021 the company, through a combination of transfers, annuity purchase arrangements and lump sum payments, settled gross defined benefit pension plan liabilities of approximately $1.2 billion. These actions resulted in pre-tax settlement losses of $499.4 million for the year ended December 31, 2021 related to the company’s plans in the Netherlands, the United States and Switzerland.
•In January 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $158.0 million.
•Effective May 1, 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multi-client circle within a multi-employer fund. This resulted in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action resulted in a pre-tax settlement loss of $182.5 million.
•In the second quarter of 2021, the company’s Swiss subsidiary transferred its defined benefit pension plan to a multiple-employer collective foundation. This resulted in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan in 2021. This action resulted in a pre-tax settlement loss of $28.8 million.
•On October 14, 2021, the company purchased a group annuity contract for $235 million to transfer projected benefit obligations related to approximately 6,900 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $130.1 million.
On March 3, 2021, the company completed the conversion of $84.2 million aggregate principal amount of Convertible Senior Notes due 2021 (the 2021 Notes) that remained outstanding for a combination of cash and shares of the company’s common stock. See Note 16, “Debt,” of the Notes to Consolidated Financial Statements for details on the conversion.

Results of operations
Company results
Revenue for 2021 was $2.05 billion compared with $2.03 billion for 2020, an increase of 1.4%. Foreign currency fluctuations had a 2-percentage-point positive impact on revenue in the current year compared with the year-ago period.
Revenue from international operations for 2021 was $1.20 billion compared with $1.24 billion for 2020, a decrease of 3.7% principally due to decreases in Latin America and Asia/Pacific. Foreign currency had a 3-percentage-point positive impact on international revenue in 2021 compared with 2020. Revenue from U.S. operations was $856.2 million for 2021 compared with $781.5 million for 2020, an increase of 9.6%.
During 2021, the company recognized cost-reduction charges and other costs of $23.2 million. The net charges related to work-force reductions were $0.4 million, principally related to severance costs, and were comprised of: (a) a charge of $12.3 million and (b) a credit of $11.9 million for changes in estimates. In addition, the company recorded charges of $22.8 million comprised of $4.0 million for net foreign currency losses related to exiting foreign countries, $12.6 million for asset impairments and $6.2 million for other expenses related to cost-reduction efforts.
During 2020, the company recognized cost-reduction charges and other costs of $95.5 million. The net charges related to work-force reductions were $25.5 million principally, related to severance costs, and were comprised of: (a) a charge of $39.0 million and (b) a credit of $13.5 million for changes in estimates. In addition, the company recorded charges of $70.0 million comprised of $32.3 million for net foreign currency losses related to exiting foreign countries, $24.0 million for asset impairments and $13.7 million for other expenses related to cost-reduction efforts.
The cost reduction charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2021	2020
Cost of revenue
Services	$(2.5)	$22.2
Technology	7.6	—
Selling, general and administrative	11.1	38.5
Research and development	3.0	2.5
Other (expenses), net	4.0	32.3
Total	$23.2	$95.5
Gross profit margin was 27.8% in 2021 and 23.8% in 2020. The increase in gross profit margin in 2021 was due in part to improvements in all the company’s segments driven by higher sales of the company’s enterprise software and improvements to efficiency.
Selling, general and administrative expenses were $389.5 million in 2021 (19.0% of revenue) and $369.4 million in 2020 (18.2% of revenue). The increase was primarily due to increased investments in the company’s go-to-market efforts, primarily related to direct sales support and increases to non-cash-based compensation.
Research and development (R&D) expenses in 2021 were $28.5 million compared with $26.6 million in 2020.
In 2021, the company reported an operating profit of $154.0 million compared with an operating profit of $87.0 million in 2020. The increase in 2021 was due in part by improvements in all the company’s segments driven by higher sales of the company’s enterprise software and improvements to efficiency.
Interest expense was $35.4 million in 2021 compared with $29.2 million in 2020. The increase was principally due to the issuance of the 6.875% senior secured notes due 2027 in October 2020.
Other (expense), net was expense of $580.3 million in 2021 compared with expense of $329.6 million in 2020. Other (expense), net in 2021 includes $499.4 million of pension settlement losses compared with $142.1 million in 2020. See Note 7, “Other (expense), net,” of the Notes to Consolidated Financial Statements for details of other (expense), net.
Pension expense for 2021 was $553.9 million compared with $235.3 million in 2020. The increase in 2021 was principally due to $499.4 million of settlement losses in 2021 related to defined benefits plans in the Netherlands, the United States and Switzerland compared to a $142.1 million settlement loss in 2020 related to U.S. defined benefit pension plans. See Note 18, “Employee plans,” of the Notes to Consolidated Financial Statements for details of the settlement losses.
The loss from continuing operations before income taxes in 2021 was $461.7 million compared with a loss of $271.8 million in 2020. Included in the loss in 2021 and 2020 was $499.4 million and $142.1 million, respectively, of settlement losses related to the company’s defined benefit pension plans as well as $23.2 million and $95.5 million of cost reduction charges in 2021 and 2020, respectively.
The benefit for income taxes in 2021 was $11.9 million compared with a provision of $45.4 million in 2020. The current period includes income tax benefits of $51.5 million related to the pension plan settlement losses in the Netherlands and Switzerland. In addition, in June 2021 the UK enacted an income tax rate increase from 19% to 25% for the fiscal year beginning April 1, 2023. The UK rate increase resulted in a deferred tax benefit of $17.7 million in 2021.
The company evaluates quarterly the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly period to period depending on the geographic distribution of income.
The realization of the company’s net deferred tax assets as of December 31, 2021 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Net loss from continuing operations attributable to Unisys Corporation for 2021 was $448.5 million, or $6.75 per diluted share, compared with $317.7 million, or $5.05 per diluted share in 2020. Included in the loss in 2021 and 2020 was $447.9 million and $142.1 million, respectively, of after tax settlement losses related to the company’s defined benefit pension plans.
Segment results
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides solutions that transform digital workplaces securely and create exceptional end-user experiences;
•Cloud and Infrastructure Solutions (C&I), which provides solutions that drive modern IT service platforms, cloud applications development, intelligent services, and cybersecurity services; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on software and hardware shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income (loss), the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments.
Also included in the ECS segment’s sales and gross profit are sales of software and hardware sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the years ended December 31, 2021 and 2020 was $1.4 million and $7.8 million, respectively. The sale and profit on these transactions is eliminated in Corporate.
The company evaluates segment performance based on gross profit exclusive of the service costs component of postretirement income or expense, restructuring charges, amortization of purchased intangible and unusual and nonrecurring items, which are included in Corporate. Effective for the first quarter of 2021, the company also changed its internal measurement of segment profitability. Prior period amounts have therefore been reclassified to be comparable to the current period’s presentation.

Corporate assets are principally cash and cash equivalents, prepaid postretirement assets and deferred income taxes. The expense or income related to corporate assets and centrally incurred costs are allocated to the business segments. See Note 21, “Segment information,” of the Notes to Consolidated Financial Statements.
Information by reportable segment is presented below:

(millions)	Total Segments	DWS	C&I	ECS
2021
Customer revenue	$1,741.0	$567.0	$496.5	$677.5
Intersegment	1.4	—	—	1.4
Total revenue	$1,742.4	$567.0	$496.5	$678.9
Gross profit	32.2%	13.5%	11.4%	63.1%

2020
Customer revenue	$1,713.2	$588.3	$465.2	$659.7
Intersegment	0.1	—	—	0.1
Total revenue	$1,713.3	$588.3	$465.2	$659.8
Gross profit	26.5%	9.4%	5.0%	56.9%
Gross profit percent is as a percent of total revenue.
DWS revenue was $567.0 million in 2021 and $588.3 million in 2020. Revenue in 2021 was negatively impacted as the company exited certain non-strategic contracts that were not aligned to its targeted margin profile. Foreign currency fluctuations had a 2-percentage-point positive impact on DWS revenue in 2021 compared with 2020. Gross profit percent was 13.5% in 2021 and 9.4% in 2020. The increase in gross profit in 2021 compared with 2020 was due in part to improvements in efficiency as well as the company’s focus on higher margin solutions.
C&I revenue was $496.5 million in 2021 and $465.2 million in 2020. The increase in revenue in 2021 compared with 2020 was driven by continued momentum with public sector clients as well as other highly-regulated industries. Foreign currency fluctuations had a 2-percentage-point positive impact on C&I revenue in 2021 compared with 2020. Gross profit percent was 11.4% in 2021 and 5.0% in 2020. The increase in gross profit in 2021 compared with 2020 was due in part to improvements in efficiency.
ECS revenue was $677.5 million in 2021 and $659.7 million in 2020. Foreign currency fluctuations had a 2 percentage-point positive impact on ECS revenue in 2021 compared with 2020. Gross profit percent was 63.1% in 2021 and 56.9% in 2020. The increase in revenue and gross profit in 2021 compared with 2020 was due to higher sales of the company’s enterprise software.
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
Cash and cash equivalents at December 31, 2021 were $552.9 million compared with $898.5 million at December 31, 2020.
As of December 31, 2021, $326.6 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. See Note 8, “Income taxes,” of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.

During 2021, cash provided by operating activities was $132.5 million compared with cash used for operations of $681.2 million during 2020. The operating cash improvement in 2021 was principally due to lower cash contributions to the company’s postretirement plans of $56.4 million in 2021 compared to $832.2 million in 2020.
Cash used for investing activities during 2021 was $360.3 million compared with cash provided by investing activities of $1,041.6 million during 2020. During 2021, the company purchased Unify Square, Mobinergy and CompuGain for cash of $239.3 million. See Note 4, “Acquisitions,” of the Notes to Consolidated Financial Statements for further information on each acquisition. On March 13, 2020, the company sold its U.S. Federal business and received net cash proceeds of $1,162.9 million. Net purchases of investments were $19.9 million in 2021 compared with net proceeds of $9.3 million in 2020. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $27.3 million in 2021 compared with $27.7 million in 2020, capital additions of outsourcing assets were $18.5 million in 2021 compared with $30.1 million in 2020 and the investment in marketable software was $54.4 million in 2021 compared with $72.3 million in 2020.
Cash used for financing activities during 2021 was $105.5 million compared with cash provided by financing activities of $5.1 million during 2020. The cash used in 2021 was principally due to the convertible notes exchange.
The American Rescue Plan Act, which was signed into law in the U.S. on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, the company was not required to make cash contributions in 2021 to its U.S. qualified defined benefit pension plans and did not make the previously-contemplated voluntary $200 million contribution to its U.S. pension plans in 2021. Based on year-end 2021 pension data and actuarial assumptions, which are likely to change in the future, the company is not expected to be required to make future cash contributions to its U.S. qualified defined benefit pension plans for at least the next 10 years.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans that are not currently expected.
As described in Note 18, “Employee plans,” of the Notes to Consolidated Financial Statements, the company expects to make cash contributions of approximately $40.2 million in 2022, primarily for its international defined benefit pension plans compared with cash contributions of $52.4 million in 2021.
At December 31, 2021, total debt was $529.4 million compared with $629.9 million at December 31, 2020. The reduction is primarily due to the conversion of the company’s 2021 Notes, which is described below. See Note 16, “Debt,” of the Notes to Consolidated Financial Statements for more detailed discussion of the company’s debt financing agreements including maturities by fiscal year.
The company has commitments under operating leases for certain facilities and equipment used in its operations. As of December 31, 2021, the company’s operating lease liabilities were $81.5 million. The company also have a number of finance leases for equipment, with lease liabilities totaling $2.7 million as of December 31, 2021. See Note 6, “Leases and commitments,” of the Notes to Consolidated Financial Statements for more information pertaining to future minimum lease payments relating to the company’s operating and finance lease obligations.
Additionally as described in Note 5, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements, the company expects to make payments of approximately $14.9 million in 2022 related to the company’s work-force reduction actions and the company expects to make payments of approximately $1.4 million beyond 2022.
On March 3, 2021, the company completed the conversion of $84.2 million aggregate principal amount of the 2021 Notes that remained outstanding for a combination of cash and shares of the company’s common stock. As a result of the conversion of the outstanding 2021 Notes, the company delivered to the holders of such notes (i) aggregate cash payments totaling approximately $86.5 million, which included an aggregate cash payment for outstanding principal of approximately $84.2 million, an aggregate cash payment for accrued interest of approximately $2.3 million and a nominal cash payment in lieu of fractional shares, and (ii) 4,537,123 shares of the company’s common stock in the aggregate. The issuance of the common stock was made in exchange for the 2021 Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $80.4 million net of letters of credit issued.
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
The Amended and Restated ABL Credit Facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I, CompuGain LLC and CompuGain Public Services, LLC, each of which is a U.S. corporation or limited liability company that is directly or indirectly owned by the company (the subsidiary guarantors). The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the credit facility.
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
At December 31, 2021, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
At December 31, 2021, the company had outstanding standby letters of credit and surety bonds totaling approximately $198 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
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

Revenue recognition
Many of the company’s sales agreements contain standard business terms and conditions; however, some agreements contain multiple performance obligations or non-standard terms and conditions. As discussed in Note 1, “Summary of significant accounting policies,” of the Notes to Consolidated Financial Statements, the company enters into arrangements that may include any combination of hardware, software or services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how many performance obligations are present in an arrangement, whether they should be treated as separate performance obligations and when to recognize revenue and under what method for each performance obligation.
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
At December 31, 2021 and 2020, the company had deferred tax assets in excess of deferred tax liabilities of $1,332.3 million and $1,380.8 million, respectively. For the reasons cited below, at December 31, 2021 and 2020, management determined that it is more likely than not that $106.1 million and $109.3 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,226.2 million and $1,271.5 million, respectively.
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s deferred tax assets is dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. See “Item 1A. Risk Factors.” It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the Company’s valuation allowance within the next 12 months.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2021 is approximately $462.4 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 8, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
Funding requirements for its U.S. qualified pension plans are calculated by the plan’s actuaries based on certain assumptions as permitted under current regulations. Changes to the benefit obligation caused by a 25 basis point change noted below are related to the balance sheet obligation and are not necessarily indicative of the impact on the funding liability.
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2021, the company determined this rate to be 3.18% for its U.S. defined benefit pension plans, an increase of 33 basis points from the rate used at December 31, 2020, and 1.73% for the company’s non-U.S. defined benefit pension plans, an increase of 50 basis points from the rate used at December 31, 2020. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2022 pension expense of approximately $1 million and $200 thousand, respectively, and a change of approximately $83 million and $102 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2022, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 6.50%, and on the company’s non-U.S. plan assets will be 3.88%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $7 million and $5 million, respectively, in 2022 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2021, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $3.14 billion and the fair value was $3.07 billion.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension cost for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans, that period is approximately 14 and 23 years, respectively. At December 31, 2021, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans was $2.10 billion and $850 million, respectively.
For the year ended December 31, 2021, the company recognized consolidated pension expense of $553.9 million (which includes $499.4 million settlement losses), compared with $235.3 million for the year ended December 31, 2020 (which includes a $142.1 million settlement loss). For 2022, the company expects to recognize pension expense of approximately $42.3 million. See Note 18, “Employee plans,” of the Notes to Consolidated Financial Statements.

Goodwill
The company tests goodwill for impairment annually in the fourth quarter using data as of September 30 of that year, as well as whenever there are events or changes in circumstances (triggering events) which suggest that the carrying amount may not be recoverable.
The company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events.
If, after completing the qualitative assessment, the company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company proceeds to perform a subsequent quantitative goodwill impairment test. Alternatively, the company may elect to bypass the qualitative assessment and perform the quantitative impairment test. The quantitative goodwill impairment test compares each reporting unit’s fair value to its carrying value. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if a reporting unit’s fair value is less than its carrying value, then an impairment charge is recorded in the amount of the excess.
When the company performs the quantitative goodwill impairment test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach. The methodology used to determine the fair values using the income and market approaches, as described below, are weighted to determine the fair value for each reporting unit.
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
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, operating segments and reporting units. The realignment and change was deemed a triggering event, resulting in the company performing an interim quantitative goodwill impairment test on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment charges resulting from this analysis. As a result of the realignment, goodwill totaling $108.6 million was reallocated as follows: ECS, $98.3 million and Other, $10.3 million.
Goodwill by reporting unit at December 31, 2021, was as follows (dollars in millions):

Reporting unit	Carrying Amount
DWS	$140.9
C&I	65.5
ECS	98.3
Other	10.3
Total	$315.0
After performing the annual goodwill impairment qualitative analysis during the fourth quarter of 2021, the company determined it was not necessary to perform the quantitative goodwill impairment test.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In general, the company’s long-term debt is fixed rate and, to the extent it has any, its short-term debt is variable rate. See Note 16, “Debt,” of the Notes to Consolidated Financial Statements. The company believes that the market risk assuming a hypothetical 10% increase in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.
Market risk
As of December 31, 2021, the company had outstanding $478.1 million ($485.0 million face value) of senior secured notes due 2027. The interest rates on the notes are fixed and therefore do not expose the company to risk related to rising interest rates. As of December 31, 2021, the fair value of the senior secured notes due 2027 was $527.0 million.
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
In addition, the company uses derivative financial instruments, primarily foreign exchange forward contracts, to reduce its exposure to market risks from changes in foreign currency exchange rates on intercompany balances. See Note 13, “Financial instruments and concentration of credit risks,” of the Notes to Consolidated Financial Statements for additional information on the company’s derivative financial instruments.
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2021 and 2020, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $55 million and $50 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the company’s 2021 consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2021, based on the specified criteria.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the company’s internal control over financial reporting as of December 31, 2021, as stated in its report that appears herein.

/s/ Peter A. Altabef	/s/ Michael M. Thomson
Peter A. Altabef	Michael M. Thomson
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Unisys Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Unisys Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of deficit and of cash flows for each of the two years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2021 listed under Item 15(1) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 of the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2020.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Valuation of the U.S. and Certain International Defined Benefit Pension Plan Obligations
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s consolidated defined benefit pension plan obligation was $6,324 million as of December 31, 2021. Additionally, the Company recorded settlement losses associated with its pension plans of $499 million for the year ended December 31, 2021. Management develops the actuarial assumptions used by its U.S. and international defined benefit pension plan obligations based upon the circumstances of each particular plan. The determination of the defined benefit pension plan obligations requires the use of estimates. Management’s significant assumption used in the determination of the defined benefit pension plan obligations, and settlement losses associated with respect to the U.S. pension plans, is the discount rate.
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
February 22, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Unisys Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of income (loss), comprehensive income (loss), cash flows, and deficit for the year ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2008 to 2020.

Philadelphia, Pennsylvania
February 28, 2020, except for Note 2 and Note 21, as to which the dates are February 26, 2021 and February 22, 2022, respectively

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Millions, except per share data)

Year ended December 31,	2021	2020	2019
Revenue
Services	$1,699.3	$1,692.9	$1,892.7
Technology	355.1	333.4	330.1
	2,054.4	2,026.3	2,222.8
Costs and expenses
Cost of revenue:
Services	1,358.7	1,429.4	1,590.6
Technology	123.7	113.9	98.2
	1,482.4	1,543.3	1,688.8
Selling, general and administrative	389.5	369.4	364.8
Research and development	28.5	26.6	31.3
	1,900.4	1,939.3	2,084.9
Operating income	154.0	87.0	137.9
Interest expense	35.4	29.2	62.1
Other (expense), net	(580.3)	(329.6)	(136.4)
Loss from continuing operations before income taxes	(461.7)	(271.8)	(60.6)
(Benefit) provision for income taxes	(11.9)	45.4	27.7
Consolidated net loss from continuing operations	(449.8)	(317.2)	(88.3)
Net (loss) income attributable to noncontrolling interests	(1.3)	0.5	3.9
Net loss from continuing operations attributable to Unisys Corporation	(448.5)	(317.7)	(92.2)
Income from discontinued operations, net of tax	—	1,068.4	75.0
Net (loss) income attributable to Unisys Corporation	$(448.5)	$750.7	$(17.2)
Earnings (loss) per common share attributable to Unisys Corporation
Basic
Continuing operations	$(6.75)	$(5.05)	$(1.65)
Discontinued operations	—	16.98	1.34
Total	$(6.75)	$11.93	$(0.31)
Diluted
Continuing operations	$(6.75)	$(5.05)	$(1.65)
Discontinued operations	—	16.98	1.34
Total	$(6.75)	$11.93	$(0.31)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions)

Year ended December 31,	2021	2020	2019
Consolidated net loss from continuing operations	$(449.8)	$(317.2)	$(88.3)
Income from discontinued operations, net of tax	—	1,068.4	75.0
Total	(449.8)	751.2	(13.3)
Other comprehensive income (loss)
Foreign currency translation	(40.5)	49.3	24.4
Postretirement adjustments, net of tax of $64.5 in 2021, $(9.2) in 2020 and $(11.3) in 2019	721.8	106.9	(38.9)
Total other comprehensive income (loss)	681.3	156.2	(14.5)
Comprehensive income (loss)	231.5	907.4	(27.8)
Comprehensive income (loss) attributable to noncontrolling interests	4.6	7.6	(6.8)
Comprehensive income (loss) attributable to Unisys Corporation	$226.9	$899.8	$(21.0)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions)

As of December 31,	2021	2020
Assets
Current assets
Cash and cash equivalents	$552.9	$898.5
Accounts receivable, net	451.7	460.5
Contract assets	42.0	44.3
Inventories	7.6	13.4
Prepaid expenses and other current assets	78.8	89.3
Total current assets	1,133.0	1,506.0
Properties	468.0	727.0
Less – Accumulated depreciation and amortization	381.5	616.5
Properties, net	86.5	110.5
Outsourcing assets, net	124.6	173.9
Marketable software, net	176.2	193.6
Operating lease right-of-use assets	62.7	79.3
Prepaid postretirement assets	159.7	187.5
Deferred income taxes	125.3	136.2
Goodwill	315.0	108.6
Intangible assets, net	34.9	—
Restricted cash	7.7	8.2
Assets held-for-sale	20.0	—
Other long-term assets	173.9	204.1
Total assets	$2,419.5	$2,707.9
Liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$18.2	$102.8
Accounts payable	180.2	223.2
Deferred revenue	253.2	257.1
Other accrued liabilities	300.9	352.0
Total current liabilities	752.5	935.1
Long-term debt	511.2	527.1
Long-term postretirement liabilities	976.2	1,286.1
Long-term deferred revenue	150.7	137.9
Long-term operating lease liabilities	46.1	62.4
Other long-term liabilities	47.2	71.4
Commitments and contingencies (see Note 19)
Deficit:
Common stock, par value $.01 per share (150.0 shares authorized; shares issued: 2021, 72.5 and 2020, 66.8)	0.7	0.7
Accumulated deficit	(1,409.0)	(960.5)
Treasury stock, shares at cost: 2021, 5.3 and 2020, 3.8	(152.2)	(114.4)
Paid-in capital	4,710.9	4,656.9
Accumulated other comprehensive loss	(3,264.1)	(3,939.5)
Total Unisys Corporation stockholders’ deficit	(113.7)	(356.8)
Noncontrolling interests	49.3	44.7
Total deficit	(64.4)	(312.1)
Total liabilities and deficit	$2,419.5	$2,707.9
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2021	2020	2019
Cash flows from operating activities
Consolidated net loss from continuing operations	$(449.8)	$(317.2)	$(88.3)
Income from discontinued operations, net of tax	—	1,068.4	75.0
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of U.S. Federal business	—	(1,060.0)	—
Foreign currency losses	2.6	36.2	11.0
Non-cash interest expense	1.8	4.6	9.2
Debt extinguishment charge	—	28.5	20.1
Employee stock compensation	18.8	14.5	13.2
Depreciation and amortization of properties	30.5	29.7	35.3
Depreciation and amortization of outsourcing assets	68.0	65.8	63.8
Amortization of marketable software	71.9	65.5	48.3
Amortization of intangible assets	3.0	—	—
Other non-cash operating activities	(0.6)	(0.3)	(1.6)
Loss on disposal of capital assets	2.2	4.5	1.5
Postretirement contributions	(56.4)	(832.2)	(109.4)
Postretirement expense	552.0	239.2	96.6
Deferred income taxes, net	(59.2)	(13.4)	4.4
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	47.4	(74.8)	(8.3)
Inventories	6.0	3.0	6.1
Other assets	8.0	5.9	9.9
Accounts payable and current liabilities	(149.4)	3.4	(114.4)
Other liabilities	35.7	47.5	51.5
Net cash provided by (used for) operating activities	132.5	(681.2)	123.9
Cash flows from investing activities
Purchases of businesses, net of cash acquired	(239.3)	—	—
Net proceeds from sale of U.S. Federal business	—	1,162.9	—
Proceeds from investments	4,148.2	3,388.5	3,568.9
Purchases of investments	(4,168.1)	(3,379.2)	(3,566.1)
Capital additions of properties	(27.3)	(27.7)	(38.0)
Capital additions of outsourcing assets	(18.5)	(30.1)	(48.8)
Investment in marketable software	(54.4)	(72.3)	(73.0)
Net proceeds from sale of properties	—	—	(0.3)
Other	(0.9)	(0.5)	(0.9)
Net cash (used for) provided by investing activities	(360.3)	1,041.6	(158.2)
Cash flows from financing activities
Proceeds from issuance of long-term debt	1.5	497.3	30.5
Payments of long-term debt	(103.1)	(454.8)	(14.4)
Cash paid for debt extinguishment	—	(23.7)	(56.7)
Issuance costs relating to long-term debt	—	(7.9)	—
Proceeds from exercise of stock options	4.5	—	—
Proceeds from capped call transactions	—	—	7.2
Other	(8.4)	(5.8)	(4.6)
Net cash (used for) provided by financing activities	(105.5)	5.1	(38.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12.8)	(10.6)	—
(Decrease) increase in cash, cash equivalents and restricted cash	(346.1)	354.9	(72.3)
Cash, cash equivalents and restricted cash, beginning of year	906.7	551.8	624.1
Cash, cash equivalents and restricted cash, end of year	$560.6	$906.7	$551.8
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2018	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(13.3)	(17.2)		(17.2)				3.9
Stock-based activity	8.0	8.0	0.1		(4.6)	12.5
Debt exchange	83.9	83.9	0.1			83.8
Capped call on debt exchange	7.2	7.2				7.2
Translation adjustments	24.4	23.8					23.8	0.6
Postretirement plans	(38.9)	(27.6)					(27.6)	(11.3)
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	751.2	750.7		750.7				0.5
Stock-based activity	8.8	8.8			(4.8)	13.6
Translation adjustments	49.3	46.3					46.3	3.0
Postretirement plans	106.9	102.8					102.8	4.1
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net loss	(449.8)	(448.5)		(448.5)				(1.3)
Capped call on conversion of debt	—	—			(30.8)	30.8
Stock-based activity	16.2	16.2			(7.0)	23.2
Translation adjustments	(40.5)	(39.6)					(39.6)	(0.9)
Postretirement plans	721.8	715.0					715.0	6.8
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
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
The company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to us and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of this report. The accounting matters assessed included, but were not limited to the valuation of estimated credit losses, contract assets, outsourcing assets, marketable software, deferred tax assets, goodwill, purchased intangibles and other long-lived assets, and retirement and other post-employment benefits. While there was not a material impact to our consolidated financial position as of December 31, 2021 resulting from our assessments, our future assessment of our current expectations at that time of the future impacts and duration of COVID-19, as well as other factors, could result in material impacts to our consolidated financial position in future reporting periods.
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

As of December 31,	2021	2020
Cash and cash equivalents	$552.9	$898.5
Restricted cash	7.7	8.2
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$560.6	$906.7
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
Recoverability of these costs is subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates. The gross amount of outsourcing assets totaled $568.3 million and $692.1 million as of

December 31, 2021 and 2020, respectively, and related accumulated amortization totaled $443.7 million and $518.2 million as of December 31, 2021 and 2020, respectively.
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products. For the company’s proprietary enterprise software products, the amortization period is five years following product release, and for the remaining products, the amortization period is three years following product release. In assessing the estimated revenue-producing lives and recoverability of the products, the company considers operating strategies, underlying technologies utilized, estimated economic life and external market factors, such as expected levels of competition, barriers to entry by potential competitors, stability in the market and governmental regulation. The company continually reassesses the estimated revenue-producing lives of the products and any change in the company’s estimate could result in the remaining amortization expense being accelerated or spread out over a longer period. As of December 31, 2021, the company believes that all unamortized costs are fully recoverable. The gross amount of marketable software totaled $2,266.1 million and $2,219.4 million as of December 31, 2021 and 2020, respectively, and related accumulated amortization totaled $2,089.9 million and $2,025.8 million as of December 31, 2021 and 2020, respectively.
Internal-use software The company capitalizes certain internal and external costs incurred to acquire or create internal-use software, principally related to software coding, designing system interfaces, and installation and testing of the software. These costs are amortized in accordance with the fixed asset policy described above.
Goodwill and Purchased Intangible Assets Goodwill arising from the acquisition of an entity represents the excess of the purchase price consideration over the fair value of the underlying identifiable intangible assets and net assets or liabilities assumed. Goodwill is initially recognized as an asset and is subsequently measured at cost less any accumulated impairment losses.
The company tests goodwill for impairment annually in the fourth quarter using data as of September 30 of that year, as well as whenever there are events or changes in circumstances (triggering events) that would more likely than not reduce the fair value of one or more reporting units below its respective carrying amount. The company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, and relevant entity-specific events.
If the company determines that it is not more likely that the carrying amount for a reporting unit is less than its fair value, then subsequent quantitative goodwill impairment testing is not required. If the company determines that it is more likely than not that the carrying amount for a reporting unit is greater than its fair value, then it proceeds with a subsequent quantitative goodwill impairment test. Under the quantitative test, the company compares the fair value of each of its reporting units to their respective carrying value. If the carrying value exceeds fair value, an impairment charge is recognized for the difference. Impaired goodwill is written down to its fair value through a charge to the consolidated statement of income (loss) in the period the impairment is identified.
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, operating segments and reporting units. The realignment and change was deemed a triggering event, resulting in the company performing an interim quantitative goodwill impairment test on the reporting units impacted by this segment change as of immediately before and immediately after the change. There were no impairment charges resulting from this analysis. See Note 21, “Segment information” for additional information on the company’s operating and reportable segments.
During the fourth quarter of 2021, the company performed its annual qualitative goodwill assessment and determined it was not necessary to perform the quantitative goodwill impairment test.
When the company performs the quantitative goodwill impairment test for a reporting unit, it estimates the fair value of the reporting unit using both the income approach and the market approach.
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
Finite-lived intangible assets purchased in a business combination are recorded at fair value and amortized to selling, general and administrative expense over their estimated useful lives. Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances would indicate that the carrying value may not be recoverable. An impairment charge would be recognized if the carrying value exceeds fair value in the consolidated statement of income (loss) in the period the impairment is identified.
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
Revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. Such revenue is not material to the company’s consolidated results of operations.
Revenue from equipment and software maintenance and post-contract support is recognized on a straight-line basis as earned over the terms of the respective contracts. Cost related to such contracts is recognized as incurred.
Revenue and profit under systems integration contracts are recognized over time as the company transfers control of goods or services. The company measures its progress toward satisfaction of its performance obligations using the cost-to-cost method, or when services have been performed, depending on the nature of the project. For contracts accounted for using the cost-to-cost method, revenue and profit recognized in any given accounting period are based on estimates of total projected contract costs. The estimates are continually reevaluated and revised, when necessary, throughout the life of a contract. Any adjustments to revenue and profit resulting from changes in estimates are accounted for in the period of the change in estimate. When estimates indicate that a loss will be incurred on a contract upon completion, a provision for the expected loss is recorded in the period in which the loss becomes evident. Revenue from such contracts is not material to the company’s consolidated results of operations.
In services arrangements, the company typically satisfies the performance obligation and recognizes revenue over time, because the client simultaneously receives and consumes the benefits provided as the company performs the services. The company’s services are provided on a time-and-materials basis, as a fixed-price contract or as a fixed-price per measure of output contract.
Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered.
In managed services, application management, business process outsourcing and other cloud-based services arrangements, the arrangement generally consists of a single performance obligation comprised of services that are substantially the same and that have the same pattern of transfer. The promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, is not distinct. The company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the periods of service, which are typically monthly or quarterly, based on usage. As a result, revenue is recognized over the period the services are provided either on a straight-line basis or on a usage basis, depending on the terms of the arrangement (such as whether the company is standing ready to perform or whether the contract has usage-based metrics). This results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.
The company also enters into arrangements that may include any combination of hardware, software or services. For example, a client may purchase an enterprise server that includes operating system software. In addition, the arrangement may include post-contract support for the software and a contract for post-warranty maintenance for service of the hardware. These arrangements consist of multiple performance obligations, with control over hardware and software transferred in one reporting period and the software support and hardware maintenance services performed across multiple reporting periods. In another example, the company may provide desktop managed services to a client on a long-term multiple-year basis and periodically sell hardware and license software products to the client. The services are provided on a continuous basis across multiple reporting periods and control over the hardware and software products occurs in one reporting period.
The company allocates the total transaction price to be earned under an arrangement among the various performance obligations in proportion to their relative standalone selling prices. The standalone selling price for a performance obligation is the price at which the company would sell a promised good or service separately to a customer.
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
In the Digital Workplace Solutions (DWS) and the Cloud and Infrastructure Solutions (C&I) segments, substantially all of the company’s performance obligations are satisfied over time as work progresses and therefore substantially all of the revenue in this segment is recognized over time. The company generally receives payment for these contracts over time as the performance obligations are satisfied.

In the Enterprise Computing Solutions (ECS) segment, substantially all of the company’s sales of software and hardware are transferred to customers at a single point in time. Revenue on these contracts is recognized when control over the product is transferred to the customer or a software license term begins. The company generally receives payment for these contracts upon signature or within 30 to 60 days.
The company discloses disaggregation of its customer revenue by geographic areas by segment (see Note 21, “Segment information”).
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
Stock-based compensation plans Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. Compensation expense for performance-based restricted stock and restricted stock unit awards is recognized as expense ratably for each installment from the date of the grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. Compensation expense for market-based awards is recognized as expense ratably over the measurement period, regardless of the actual level of achievement, provided the service requirement is met. The fair value of restricted stock and restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation. The company recognizes compensation expense for the fair value of stock options, which have graded vesting, on a straight-line basis over the requisite service period. The expense is recorded in selling, general and administrative expenses.
Income taxes Income taxes are based on income before taxes for financial reporting purposes and reflect a current tax liability for the estimated taxes payable in the current-year tax returns and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The company releases the income tax effects of deferred tax balances that have a valuation allowance from accumulated other comprehensive income once the reason the tax effects were established ceases to exist (e.g., a postretirement plan is liquidated). The company recognizes penalties and interest accrued related to income tax liabilities in provision for income taxes in its consolidated statements of income (loss).
The company treats the global intangible low-tax income tax, or GILTI, as a period cost when included in U.S. taxable income, and the base erosion and anti-abuse tax, or BEAT, as a period cost when incurred.
Translation of foreign currency The local currency is the functional currency for most of the company’s international subsidiaries, and as such, assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Translation adjustments resulting from changes in exchange rates are reported in other comprehensive income (loss). Exchange gains and losses are reported in other (expense), net.
For those international subsidiaries operating in highly inflationary economies, the U.S. dollar is the functional currency, and as such, nonmonetary assets and liabilities are translated at historical exchange rates, and monetary assets and liabilities are translated at current exchange rates. Exchange gains and losses arising from remeasurement are included in other (expense), net.
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its derivatives (see Note 13, “Financial instruments and concentration of credit risks”), long-term debt (see Note 16, “Debt”), and to its postretirement plan assets (see Note 18, “Employee plans”).

Note 2 — Discontinued operations
On March 13, 2020, the company completed the sale of its U.S. Federal business to Science Applications International Corporation for cash of $1.2 billion. Net cash proceeds of the sale was $1,162.9 million (net of working capital adjustments and transaction costs).
The results of the U.S. Federal business discontinued operations were as follows:

Year ended December 31,	2020*	2019
Revenue	$149.5	$725.9
Income (loss)
Operations	8.4	100.3
Gain on sale	1,060.7	—
	1,069.1	100.3
Income tax provision	0.7	25.3
Income from discontinued operations, net of tax	$1,068.4	$75.0
* Includes results of operations through the March 13, 2020 closing date.
Note 3 — Recent accounting pronouncements and accounting changes
Effective January 1, 2020, the company adopted Accounting Standards Update (ASU) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removed certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new standard was applied to the presentation of the company’s U.S. Federal business, which is reflected in discontinued operations.
In October 2021, the Financial Accounting Standards Board issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Deferred revenue acquired in a business combination is no longer required to be measured at its fair value, which had historically resulted in a deferred revenue impairment at the date of acquisition. The amendment is effective January 1, 2023 and early adoption is permitted. The company expects to adopt this new guidance effective January 1, 2022.
Note 4 — Acquisitions
Unify Square, Inc.
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

The fair values of the total net assets acquired was as follows:

Receivables	$3.4
Prepaid expenses and other current assets	0.6
Properties and other long-term assets	0.4
Operating lease right-of-use assets	1.7
Accounts payable and accruals	(3.8)
Deferred revenue	(2.7)
Long-term operating lease liabilities	(1.7)
Intangible assets	19.6
Goodwill	132.9
Total	$150.4
The company has finalized the purchase accounting related to Unify Square and the above amounts represent final fair values.
The goodwill represents expected synergies, intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Goodwill determined by the allocation of the purchase price has been recorded in the company’s DWS segment and is not deductible for tax purposes.
The following table summarizes the fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years
Technology	3.2	$10.0
Customer Relationships - Software and Software Solutions	3.0	6.6
Customer Relationships - Consulting	10.0	3.0
Total		$19.6
During 2021, the company incurred and expensed acquisition-related costs of $2.4 million, included within selling, general and administrative expense on the consolidated statements of income (loss).
During 2021, the company finalized its valuation of assets acquired and liabilities assumed resulting in measurement period adjustments that increased goodwill by $16.7 million primarily related to a decrease of $16.3 million in the fair value of the acquired intangible assets.
The company’s consolidated financial statements include the results of Unify Square commencing as of the acquisition date.
Pro forma information and revenue and operating results of Unify Square have not been presented as the impact is not material to the company’s consolidated financial statements.
CompuGain
On December 14, 2021, the company acquired 100% of CompuGain LLC (CompuGain), a leading cloud solutions provider, for a purchase price consideration of $87.0 million on a cash-free, debt-free basis. The purchase price is subject to customary adjustments based on closing cash, indebtedness and working capital. The company funded the cash consideration and acquisition-related costs with cash on hand.
The acquisition is expected to enhance the company’s delivery of rapid and agile cloud migration, application modernization and data value realization to our clients.

The preliminary fair values of the total net assets acquired was a follows:

Receivables	$7.8
Prepaid expenses and other current assets	0.7
Properties and other long-term assets	0.2
Operating lease right-of-use assets	0.2
Accounts payable and accruals	(5.6)
Long-term operating lease liabilities	(0.1)
Intangible assets	18.3
Goodwill	65.5
Total	$87.0
At December 31, 2021, the company has not finalized the purchase accounting related to CompuGain and the above amounts represent preliminary estimated values. The preliminary purchase price allocation is subject to change as the company completes its determination of the final working capital and the fair values of the acquired assets and liabilities assumed, the impact of which could be material.
The goodwill represents expected synergies, intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Goodwill determined by the allocation of the purchase price will be recorded in the company’s C&I segment and is expected to be deductible for tax purposes.
The following table summarizes the preliminary fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years
Customer Relationships	8.5	$17.4
Marketing	4.0	0.9
Total		$18.3
During 2021, the company incurred and expensed acquisition-related costs of $1.1 million, included within selling, general and administrative expense on the consolidated statements of income (loss).
The company’s consolidated financial statements include the results of CompuGain commencing as of the acquisition date.
Pro forma information and revenue and operating results of CompuGain have not been presented as the impact is not material to the company’s consolidated financial statements.
Mobinergy
On November 18, 2021, the company acquired 100% of the Mobinergy group of companies (Mobinergy), a leader in unified endpoint management. The purchase price consideration was not material. The acquisition is expected to enhance the company’s digital workplace solutions and enable the company to deliver higher value solutions to its clients.
The company’s consolidated financial statements include the results of Mobinergy commencing as of the acquisition date.
Pro forma information and revenue and operating results of Mobinergy have not been presented as the impact is not material to the company’s consolidated financial statements.
Note 5 — Cost-reduction actions
During 2021, the company recognized cost-reduction charges and other costs of $23.2 million. The net charges related to work-force reductions were $0.4 million, principally related to severance costs, and were comprised of: (a) a charge of $12.3 million and (b) a credit of $11.9 million for changes in estimates. In addition, the company recorded charges of $22.8 million comprised of $4.0 million for net foreign currency losses related to exiting foreign countries, $12.6 million for asset impairments and $6.2 million for other expenses related to cost-reduction efforts.
During 2020, the company recognized cost-reduction charges and other costs of $95.5 million. The net charges related to work-force reductions were $25.5 million principally, related to severance costs, and were comprised of: (a) a charge of $39.0 million and (b) a credit of $13.5 million for changes in estimates. In addition, the company recorded charges of $70.0 million comprised of $32.3 million for net foreign currency losses related to exiting foreign countries, $24.0 million for asset impairments and $13.7 million for other expenses related to cost-reduction efforts.
During 2019, the company recognized cost-reduction charges and other costs of $28.7 million. The net charges related to work-force reductions were $22.1 million, principally related to severance costs, and were comprised of: (a) a charge of $25.7 million and (b) a credit of $3.6 million for changes in estimates. In addition, the company recorded charges of $6.6 million comprised of $4.6 million for lease abandonment costs, $1.1 million for asset write-offs and $0.9 million for other expenses related to cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2021	2020	2019
Cost of revenue
Services	$(2.5)	$22.2	$10.8
Technology	7.6	—	0.2
Selling, general and administrative	11.1	38.5	15.5
Research and development	3.0	2.5	2.2
Other (expenses), net	4.0	32.3	—
Total	$23.2	$95.5	$28.7
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2018	$86.2	$6.1	$80.1
Additional provisions	25.7	4.6	21.1
Payments	(57.7)	(4.0)	(53.7)
Changes in estimates	(3.6)	(1.5)	(2.1)
Translation adjustments	(0.8)	—	(0.8)
Balance at December 31, 2019	49.8	5.2	44.6
Additional provisions	39.0	13.8	25.2
Payments	(21.5)	(3.2)	(18.3)
Changes in estimates	(13.5)	(2.7)	(10.8)
Translation adjustments	2.1	—	2.1
Balance at December 31, 2020	55.9	13.1	42.8
Additional provisions	12.3	7.9	4.4
Payments	(38.5)	(13.2)	(25.3)
Changes in estimates	(11.9)	(2.1)	(9.8)
Translation adjustments	(1.5)	—	(1.5)
Balance at December 31, 2021	$16.3	$5.7	$10.6

Expected future payments on balance at December 31, 2021:
In 2022	$14.9	$5.7	$9.2
Beyond 2022	1.4	—	1.4

Note 6 — Leases and commitments
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
The company monitors for events or changes in circumstances that require a reassessment of its leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in the consolidated statement of income (loss).
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

The components of lease expense are as follows:

Year ended December 31,	2021	2020	2019
Operating lease cost	$39.7	$42.3	$37.9
Finance lease cost
Amortization of right-of-use assets	1.8	1.7	1.6
Interest on lease liabilities	0.1	0.2	0.3
Total finance lease cost	1.9	1.9	1.9
Short-term lease costs	0.9	1.4	0.6
Variable lease cost	11.5	10.3	13.7
Sublease income	(4.4)	(12.1)	(0.7)
Total lease cost	$49.6	$43.8	$53.4
Supplemental balance sheet information related to leases is as follows:

As of December 31,	2021	2020
Operating Leases
Operating lease right-of-use assets	$62.7	$79.3
Other accrued liabilities	35.4	37.1
Long-term operating lease liabilities	46.1	62.4
Total operating lease liabilities	$81.5	$99.5

Finance Leases
Outsourcing assets, net	$1.2	$2.9
Current maturities of long-term debt	1.6	2.4
Long-term debt	1.1	3.1
Total finance lease liabilities	$2.7	$5.5

Weighted-Average Remaining Lease Term (in years)
Operating leases	2.7	2.3
Finance leases	1.2	2.0

Weighted-Average Discount Rate
Operating leases	6.1%	6.4%
Finance leases	5.5%	5.2%
Supplemental cash flow information related to leases is as follows:

Years ended December 31,	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$44.9	$41.6
Cash payments for finance leases included in financing activities	1.9	1.8
Cash payments for finance lease included in operating activities	0.1	0.2
ROU assets obtained in exchange for lease obligations are as follows:

Years ended December 31,	2021	2020
Operating leases	$20.4	$40.9

Maturities of lease liabilities as of December 31, 2021 are as follows:

Year	Finance Leases	Operating Leases
2022	$1.6	$39.2
2023	0.7	25.6
2024	0.5	15.8
2025	—	6.1
2026	—	2.0
Thereafter	—	—
Total lease payments	2.8	88.7
Less imputed interest	0.1	7.2
Total	$2.7	$81.5
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. These amounts were immaterial for all periods presented. As of December 31, 2021, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2022	$36.4
2023	10.3
2024	11.6
2025	7.4
2026	5.2
Thereafter	0.5
Total	$71.4
Other Commitments
At December 31, 2021, the company had outstanding standby letters of credit and surety bonds totaling approximately $198 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2021, the company had deposits and collateral of approximately $8 million in other long-term assets, principally related to tax contingencies in Brazil.
Note 7 — Other (expense), net
Other (expense), net is comprised of the following:

Year ended December 31,	2021	2020	2019
Postretirement expense*	$(548.6)	$(235.9)	$(93.3)
Debt extinguishment charge	—	(28.5)	(20.1)
Foreign exchange losses**	(2.5)	(36.2)	(10.4)
Environmental costs and other, net	(29.2)	(29.0)	(12.6)
Total other (expense), net	$(580.3)	$(329.6)	$(136.4)
*Includes $499.4 million of settlement losses in 2021 related to the company’s defined benefit pension plans and $142.1 million settlement loss in 2020 related to the U.S. defined benefit pension plans. See Note 18, “Employee plans.”
**Includes charges of $4.0 million and $32.3 million, respectively, in 2021 and 2020 for net foreign currency losses related to substantial completion of liquidation of foreign subsidiaries.

Note 8 — Income taxes
Following is the total loss from continuing operations before income taxes and the provision (benefit) for income taxes.

Year ended December 31,	2021	2020	2019
Income (loss) from continuing operations before income taxes
United States	$(443.5)	$(316.3)	$(148.4)
Foreign	(18.2)	44.5	87.8
Total income (loss) from continuing operations before income taxes	$(461.7)	$(271.8)	$(60.6)
Provision (benefit) for income taxes
Current
United States	$9.1	$7.3	$(17.7)
Foreign	38.1	51.5	41.0
Total	47.2	58.8	23.3
Deferred
Foreign	(59.1)	(13.4)	4.4
Total (benefit) provision for income taxes	$(11.9)	$45.4	$27.7
Following is a reconciliation of the provision (benefit) for income taxes at the United States statutory tax rate to the provision (benefit) for income taxes as reported:

Year ended December 31,	2021	2020	2019
United States statutory income tax provision (benefit)	$(96.9)	$(57.1)	$(12.7)
Income and losses for which no provision or benefit has been recognized	91.1	78.6	23.9
Foreign rate differential and other foreign tax expense	0.4	5.9	3.2
Income tax withholdings	13.5	16.8	17.6
Permanent items	(1.8)	0.8	(2.5)
Enacted rate changes	(17.1)	(4.0)	0.5
Change in uncertain tax positions	(0.3)	3.6	0.2
Change in valuation allowances due to changes in judgment	(0.8)	2.9	(2.3)
Income tax credits, U.S.	—	(2.1)	(0.2)
(Benefit) provision for income taxes	$(11.9)	$45.4	$27.7

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2021	2020
Deferred tax assets
Tax loss carryforwards	$840.4	$795.2
Postretirement benefits	211.8	253.0
Foreign tax credit carryforwards	145.9	201.3
Other tax credit carryforwards	31.9	29.2
Deferred revenue	35.8	31.1
Employee benefits and compensation	25.8	25.3
Purchased capitalized software	24.2	24.1
Depreciation	31.6	28.2
Warranty, bad debts and other reserves	7.5	10.5
Capitalized costs	3.9	8.1
Other	46.1	52.0
	1,404.9	1,458.0
Valuation allowance	(1,226.2)	(1,271.5)
Total deferred tax assets	$178.7	$186.5
Deferred tax liabilities
Capitalized research and development	$43.1	$47.4
Other	29.5	29.8
Total deferred tax liabilities	$72.6	$77.2
Net deferred tax assets	$106.1	$109.3
During 2021, the company’s valuation allowance declined by $45.3 million principally due to the recognition of a net income tax expense of $(102.1) million including net tax benefit of $0.8 million, expired net operating losses/tax credits of $50.0 million, translation adjustments of $18.4 million and other activity of $79.0 million.
During 2020, the company’s valuation allowance declined by $253.2 million principally due to the recognition of a net income tax benefit of $189.0 million including net tax expense of $2.9 million, expired net operating losses/tax credits of $28.9 million, translation adjustments of $(20.9) million and other activity of $56.2 million.
At December 31, 2021, the company has tax effected tax loss carryforwards as follows:

As of December 31,	2021
U.S. Federal	$370.7
State and local	203.4
Foreign	266.3
Total tax loss carryforwards	$840.4
These carryforwards will expire as follows:

Year
2022	$13.8
2023	13.0
2024	13.0
2025	15.5
2026	10.3
Thereafter	502.3
Unlimited	272.5
Total	$840.4

The company also has available tax credit carryforwards, which will expire as follows:

Year
2022	$38.1
2023	27.0
2024	22.5
2025	20.7
2026	33.7
Thereafter	35.8
Total	$177.8
The realization of the company’s net deferred tax assets as of December 31, 2021 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in such period and could have a significant impact on that period’s earnings.
Under U.S. tax law, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As the company currently intends to indefinitely reinvest the earnings of certain foreign subsidiaries, no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries. The unrecognized deferred income tax liability at December 31, 2021 approximated $28.0 million.
Cash paid for income taxes, net of refunds was as follows:

Year ended December 31,	2021	2020	2019
Cash paid for income taxes, net of refunds	$53.7	$24.7	$37.6
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2021	2020	2019
Balance at January 1	$30.9	$25.6	$18.9
Additions based on tax positions related to the current year	3.5	8.5	11.1
Changes for tax positions of prior years	(8.8)	(0.7)	(0.6)
Reductions as a result of a lapse of applicable statute of limitations	(2.6)	(2.3)	(2.3)
Settlements	(0.3)	(1.8)	(1.1)
Changes due to foreign currency	(1.1)	1.6	(0.4)
Balance at December 31	$21.6	$30.9	$25.6
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income (loss). At December 31, 2021 and 2020, the company had an accrual of $3.8 million and $3.9 million, respectively, for the payment of penalties and interest.
At December 31, 2021, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.9 million related to a statute of limitation expiration; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Several U.S. state and foreign income tax audits are in process. The company is under an audit in India, for which years prior to 2007 are closed. For the most significant jurisdictions outside the U.S., the audit periods through 2016 are closed for Brazil, and the audit periods through 2017 are closed for the United Kingdom. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2021 is approximately $462.4 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities.

Note 9 — Earnings (loss) per common share
The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three years ended December 31, 2021 (shares in thousands).

Year ended December 31,	2021	2020	2019
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(448.5)	$(317.7)	$(92.2)
Income from discontinued operations, net of tax	—	1,068.4	75.0
Net (loss) income attributable to Unisys Corporation	$(448.5)	$750.7	$(17.2)

Weighted average shares	66,451	62,932	55,961

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(6.75)	$(5.05)	$(1.65)
Discontinued operations	—	16.98	1.34
Total	$(6.75)	$11.93	$(0.31)

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(448.5)	$(317.7)	$(92.2)
Add interest expense on convertible senior notes, net of tax of zero	—	—	—
Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(448.5)	(317.7)	(92.2)
Income from discontinued operations, net of tax	—	1,068.4	75.0
Net (loss) income attributable to Unisys Corporation for diluted earnings per share	$(448.5)	$750.7	$(17.2)

Weighted average shares	66,451	62,932	55,961
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	—
Convertible senior notes	—	—	—
Adjusted weighted average shares	66,451	62,932	55,961

Diluted earnings (loss) per common share attributable to Unisys Corporation
Continuing operations	$(6.75)	$(5.05)	$(1.65)
Discontinued operations	—	16.98	1.34
Total	$(6.75)	$11.93	$(0.31)

Anti-dilutive weighted-average stock options and restricted stock units(i)	871	579	1,393
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i) (see Note 16, “Debt”)	557	3,425	16,578
(i)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 10 — Accounts receivable
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
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $73.1 million and $63.3 million at December 31, 2021 and 2020, respectively.
The allowance for doubtful accounts, which is reported as a deduction from accounts receivable, was $8.0 million and $9.2 million at December 31, 2021 and 2020, respectively. The provision for doubtful accounts, which is reported in selling, general and administrative expenses in the consolidated statements of income (loss), was (income) expense of $(0.6) million, $(0.3) million and $(1.6) million, in 2021, 2020 and 2019, respectively.
Additionally, long-term receivables were $49.1 million and $84.4 million at December 31, 2021 and 2020, respectively, and are reported in other long-term assets on the company’s consolidated balance sheets.
Note 11 — Contract assets and deferred revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

As of December 31,	2021	2020
Contract assets - current	$42.0	$44.3
Contract assets - long-term(i)	17.4	20.7
Deferred revenue - current	(253.2)	(257.1)
Deferred revenue - long-term	(150.7)	(137.9)
(i)Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes in the above contract liability balances were as follows:

Year ended December 31,	2021	2020
Revenue recognized that was included in deferred revenue at the beginning of the period	$245.8	$236.1
Note 12 — Capitalized contract costs
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
Deferred commissions were as follows:

As of December 31,	2021	2020
Deferred commissions	$6.7	$8.7
Amortization expense related to deferred commissions was as follows:

Year ended December 31,	2021	2020	2019
Deferred commissions - amortization expense(i)	$2.9	$3.2	$3.1
(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss)
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets, and are amortized over the initial contract life and reported in cost of revenue.

Costs to fulfill a contract were as follows:

As of December 31,	2021	2020
Costs to fulfill a contract	$56.2	$74.4
Amortization expense related to costs to fulfill a contract was as follows:

Year ended December 31,	2021	2020	2019
Costs to fulfill a contract - amortization expense	$27.9	$27.5	$24.2
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 13 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2021 and 2020, the notional amount of these contracts was $552.2 million and $588.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

As of December 31,	2021	2020
Balance Sheet Location
Prepaid expenses and other current assets	$3.6	$1.4
Other accrued liabilities	2.1	1.0
Total fair value	$1.5	$0.4
The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

Year Ended December 31,	2021	2020	2019
Statement of Income Location
Other (expense), net	$(18.8)	$7.6	$1.7
Financial instruments include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2021 and 2020, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates fair value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2021 and 2020, the company had no significant concentrations of credit risk with any one customer.

Note 14 — Properties
Properties comprise the following:

As of December 31,	2021	2020
Land	$—	$2.3
Buildings	0.3	63.5
Machinery and office equipment	267.8	466.7
Internal-use software	186.0	171.2
Rental equipment	13.9	23.3
Total properties	$468.0	$727.0
Long-lived assets to be sold are classified as held-for-sale in the period in which they meet all the criteria for the disposal of long-lived assets. The company measures assets held-for-sale at the lower of their carrying amount or fair value less cost to sell. Additionally, the company determined that such assets comprise operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the company.
In September 2021, the company entered into a letter of intent (LOI) with a third party for the sale of certain facilities, land and equipment related to a data center facility located in Eagan, Minnesota. Upon the execution of the LOI, these assets were classified as held-for-sale in the company’s consolidated balance sheet and measured at the lower of their carrying amount or fair value less cost to sell.
Note 15 — Goodwill and intangible assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit were as follows:

	Total	DWS	C&I	ECS	Other
Balance at December 31, 2019	$110.4	$—	$—	$98.3	$12.1
Translation adjustments	(1.8)	—	—	—	(1.8)
Balance at December 31, 2020	108.6	—	—	98.3	10.3
Acquisitions(i)	206.3	140.8	65.5	—	—
Translation adjustments	0.1	0.1	—	—	—
Balance at December 31, 2021	$315.0	$140.9	$65.5	$98.3	$10.3
(i) During 2021, the company acquired Unify Square and Mobinergy resulting in goodwill of $132.9 million and $7.9 million, respectively, recorded in the company’s DWS segment and CompuGain resulting in goodwill of $65.5 million recorded in the company’s C&I segment. See Note 4, “Acquisitions.”
At December 31, 2021, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Intangible Assets, Net
Intangible assets, net (see Note 4, “Acquisitions”) at December 31, 2021 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$1.8	$8.2
Customer Relationships	27.0	1.2	25.8
Marketing	0.9	—	0.9
Total	$37.9	$3.0	$34.9
Amortization expense was $3.0 million for the year ended December 31, 2021.

The future amortization relating to acquired intangible assets at December 31, 2021 was estimated as follows:

Year	Future Amortization Expense
2022	$8.3
2023	7.9
2024	5.4
2025	2.6
2026	2.3
Thereafter	8.4
Total	$34.9
Note 16 — Debt
Long-term debt is comprised of the following:

As of December 31,	2021	2020
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $6.9 million and $8.1 million at December 31, 2021 and 2020, respectively)	$478.1	$476.9
5.50% convertible senior notes (Face value of $84.2 million less unamortized discount and issuance costs of $0.6 million at December 31, 2020)	—	83.6
Finance leases	2.7	5.5
Other debt	48.6	63.9
Total	529.4	629.9
Less – current maturities	18.2	102.8
Total long-term debt	$511.2	$527.1
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt.

As of December 31,	2021	2020
6.875% senior secured notes due November 1, 2027	$527.0	$532.3
5.50% convertible senior notes due March 1, 2021	—	169.8
The company’s principal sources of liquidity are cash on hand, cash from operations and its Amended and Restated ABL Credit Facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
At December 31, 2021, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.

Maturities of long-term debt, including finance leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Finance Leases
2022	$18.2	$16.6	$1.6
2023	17.0	16.3	0.7
2024	10.3	9.9	0.4
2025	3.0	3.0	—
2026	1.9	1.9	—
Thereafter	479.0	479.0	—
Total	$529.4	$526.7	$2.7
Cash paid for interest and capitalized interest expense was as follows:

Year ended December 31,	2021	2020	2019
Cash paid for interest	$40.1	$32.9	$61.5
Capitalized interest expense	$4.5	$4.6	$6.6
Senior Secured Notes due 2027
On October 29, 2020, the company issued $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes pay interest semiannually on May 1 and November 1 and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I, CompuGain LLC and CompuGain Public Services, LLC, each of which is a U.S. corporation or limited liability company that is directly or indirectly owned by the company (the subsidiary guarantors).
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
Interest expense related to the 2027 Notes is comprised of the following:

Year ended December 31,	2021	2020
Contractual interest coupon	$33.3	$5.7
Amortization of issuance costs	1.2	0.2
Total	$34.5	$5.9
Senior Secured Notes due 2022
On April 15, 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the 2022 Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the 2022 Notes redeemed plus accrued but unpaid interest to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million of principal amount due, $23.65 million of call premium and $23.65 million of accrued interest through April 14, 2020. In 2020, the company recorded a loss on debt extinguishment in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the 2022 Notes.
Interest expense related to the 2022 Notes is comprised of the following:

Year ended December 31,	2020	2019
Contractual interest coupon	$13.8	$47.3
Amortization of issuance costs	0.7	2.4
Total	$14.5	$49.7
Convertible Senior Notes Due 2021
In 2016, the company issued $213.5 million aggregate principal amount of Convertible Senior Notes due 2021 (the 2021 Notes). Following the completion of the separate, privately negotiated exchange agreements in 2019, $84.2 million aggregate principal amount of 2021 Notes remained outstanding.
On March 3, 2021, the company completed the conversion of $84.2 million aggregate principal amount of the 2021 Notes that remained outstanding for a combination of cash and shares of the company’s common stock. As a result of the conversion of the outstanding 2021 Notes, the company delivered to the holders of such notes (i) aggregate cash payments totaling approximately $86.5 million, which included an aggregate cash payment for outstanding principal of approximately $84.2 million, an aggregate cash payment for accrued interest of approximately $2.3 million and a nominal cash payment in lieu of fractional shares, and (ii) 4,537,123 shares of the company’s common stock in the aggregate. The issuance of the common stock was made in exchange for the 2021 Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
The company also received 1,251,460 shares of its common stock, held in treasury stock, from the settlement of the capped call transactions that the company had entered into with the initial purchasers and/or affiliates of the initial purchasers of the 2021 Notes in connection with the issuance of the 2021 Notes. As a result, the net number of outstanding shares of the company’s common stock following the conversion of the 2021 Notes increased by 3,285,663 shares.
Interest expense related to the 2021 Notes is comprised of the following:

Year ended December 31,	2021	2020	2019
Contractual interest coupon	$0.8	$4.6	$8.9
Amortization of debt discount	0.5	3.1	5.5
Amortization of debt issuance costs	0.1	0.5	0.9
Total	$1.4	$8.2	$15.3
Other Debt
In 2019, the company entered into a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At December 31, 2021 and 2020, $5.5 million and $6.5 million, was reported in current maturities of long-term debt, respectively.

In 2019, the company entered into a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At December 31, 2021 and 2020, $3.8 million and $3.6 million was reported in current maturities of long-term debt, respectively.
Asset Based Lending (ABL) Credit Facility
Contemporaneously with the issuance of the 2027 Notes, the company and the subsidiary guarantors entered into an amendment and restatement of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The amendment and restatement extended the maturity from October 2022 to October 29, 2025 and modified certain other terms and covenants. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2021, the company had no borrowings and $5.7 million of letters of credit outstanding, and availability under the facility was $80.4 million net of letters of credit issued.
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
Note 17 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2021	2020
Payrolls and commissions	$99.1	$95.9
Income taxes	37.7	41.2
Operating leases	35.4	37.1
Taxes other than income taxes	26.6	33.0
Accrued vacations	20.8	24.3
Cost reduction	14.9	40.7
Postretirement	12.1	11.7
Accrued interest	6.1	8.0
Other	48.2	60.1
Total other accrued liabilities	$300.9	$352.0

Note 18 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2021, 6.8 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2021, the company has granted non-qualified stock options, restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expenses, and recognizes the compensation cost for only those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2021, 2020 and 2019, the company recorded $18.8 million, $14.5 million and $13.2 million of restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the year ended December 31, 2021 follows (shares in thousands):

	Restricted Stock and RSU’s	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2020	1,726	$17.87
Granted	1,590	25.38
Vested	(923)	16.60
Forfeited and expired	(269)	19.02
Outstanding at December 31, 2021	2,124	22.73
The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $37.5 million, $17.4 million and $16.9 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.

Year ended December 31,	2021	2020
Weighted-average fair value of grant	$40.02	$28.33
Risk-free interest rate(i)	0.27%	1.35%
Expected volatility(ii)	57.08%	51.81%
Expected life of restricted stock units in years(iii)	2.84	2.86
Expected dividend yield	—%	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period
As of December 31, 2021, there was $25.0 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $15.3 million, $13.0 million and $14.9 million, respectively.

Common stock issued upon lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge to income related to the company match for the years ended December 31, 2021, 2020 and 2019, was $7.5 million, $8.8 million and $8.2 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge to income related to these plans was $16.4 million, $16.2 million and $19.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2021 and 2020, the liability to the participants of these plans was $10.6 million and $12.7 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
Retirement benefits For the company’s more significant defined benefit pension plans, including the U.S. and U.K., accrual of future benefits under the plans has ceased. Management develops the actuarial assumptions used by its U.S. and international defined benefit pension plan obligations based upon the circumstances of each particular plan. The determination of the defined benefit pension plan obligations requires the use of estimates.
In January of 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $158.0 million.
Effective May 1, 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multi-client circle within a multi-employer fund. This resulted in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action resulted in a pre-tax settlement loss of $182.5 million.
In the second quarter of 2021, the company’s Swiss subsidiary transferred its defined benefit pension plan to a multiple-employer collective foundation. This resulted in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan in 2021. This action resulted in a pre-tax settlement loss of $28.8 million.
On October 14, 2021, the company purchased a group annuity contract for approximately $235 million to transfer projected benefit obligations related to approximately 6,900 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $130.1 million.
The American Rescue Plan Act, which was signed into law in the U.S. on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, the company was not required to make cash contributions to its U.S. qualified defined benefit pension plans in 2021.
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

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets follows:

	U.S. Plans		International Plans
As of December 31,	2021	2020	2021	2020
Change in projected benefit obligation
Benefit obligation at beginning of year	$4,545.3	$4,755.6	$3,468.0	$3,143.8
Service cost	—	—	3.0	2.8
Interest cost	117.6	162.5	36.7	53.4
Plan participants’ contributions	—	—	1.0	1.1
Plan curtailment	—	—	—	(1.6)
Plan settlement	(513.8)	(277.3)	(726.8)	—
Actuarial loss	(108.4)	253.9	2.0	226.5
Benefits paid	(331.1)	(349.4)	(106.5)	(119.0)
Foreign currency translation adjustments	—	—	(63.0)	161.0
Benefit obligation at end of year	$3,709.6	$4,545.3	$2,614.4	$3,468.0
Change in plan assets
Fair value of plan assets at beginning of year	$3,847.8	$3,334.2	$3,129.4	$2,816.4
Actual return on plan assets	130.4	347.2	134.0	254.7
Employer contribution	6.0	793.1	46.4	33.1
Plan participants’ contributions	—	—	1.0	1.1
Plan settlement	(513.8)	(277.3)	(726.8)	—
Benefits paid	(331.1)	(349.4)	(106.5)	(119.0)
Foreign currency translation adjustments	—	—	(45.9)	143.1
Fair value of plan assets at end of year	$3,139.3	$3,847.8	$2,431.6	$3,129.4
Funded status at end of year	$(570.3)	$(697.5)	$(182.8)	$(338.6)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$33.9	$27.2	$125.8	$160.3
Other accrued liabilities	(5.9)	(6.1)	(0.1)	(0.2)
Long-term postretirement liabilities	(598.3)	(718.6)	(308.5)	(498.7)
Total funded status	$(570.3)	$(697.5)	$(182.8)	$(338.6)
Accumulated other comprehensive loss, net of tax
Net loss	$2,047.6	$2,510.4	$797.6	$1,116.9
Prior service credit	$(29.7)	$(32.3)	$(40.2)	$(45.9)
Accumulated benefit obligation	$3,709.6	$4,545.3	$2,612.7	$3,360.4
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets follows:

As of December 31,	2021	2020
Accumulated benefit obligation	$4,498.8	$6,060.7
Fair value of plan assets	$3,587.7	$4,839.5
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets follows:

As of December 31,	2021	2020
Projected benefit obligation	$4,500.5	$6,063.0
Fair value of plan assets	$3,587.7	$4,839.5

Net periodic pension cost (income) includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2021	2020	2019	2021	2020	2019
Service cost(i)	$—	$—	$—	$3.0	$2.8	$2.8
Interest cost	117.6	162.5	197.5	36.7	53.4	68.3
Expected return on plan assets	(199.8)	(208.6)	(218.2)	(81.6)	(90.6)	(104.6)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.8)	(2.5)	(2.5)
Recognized net actuarial loss	135.6	135.5	116.6	48.3	43.2	34.2
Curtailment gain	—	—	—	—	—	(0.1)
Settlement loss	288.1	142.1	—	211.3	—	1.2
Net periodic pension cost (income)	$339.0	$229.0	$93.4	$214.9	$6.3	$(0.7)
(i) Service cost is reported in cost of revenue and selling, general and administrative expenses. All other components of net periodic pension cost are reported in other (expense), net in the consolidated statements of income (loss).
Management’s significant assumption used in the determination of the defined benefit pension plan obligations, and settlement losses with respect to the U.S. pension plans, is the discount rate. Weighted-average assumptions used to determine net periodic pension cost were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2021	2020	2019	2021	2020	2019
Discount rate	2.85%	3.53%	4.50%	1.23%	1.82%	2.55%
Expected long-term rate of return on assets	6.07%	6.50%	6.80%	3.30%	3.50%	4.18%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	3.18%	2.85%	3.53%	1.73%	1.23%	1.82%
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	52%	47-57%	18%	15-20%
Debt securities	34%	29-39%	62%	57-66%
Cash	0%	0-5%	0%	0-5%
Other	14%	9-19%	20%	17-24%
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

In 2022, the company expects to make cash contributions of $40.2 million, primarily for international defined benefit pension plans.
As of December 31, 2021, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year	U.S.	International
2022	$308.6	$87.9
2023	302.4	90.9
2024	295.5	94.4
2025	287.6	96.1
2026	279.1	99.6
2027 - 2030	1,240.5	538.2
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans follows:

As of December 31,	2021	2020
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$80.2	$95.7
Service cost	0.4	0.5
Interest cost	1.8	4.4
Plan participants’ contributions	1.7	2.3
Amendments	1.2	—
Actuarial loss (gain)	1.8	(13.8)
Benefits paid	(5.9)	(8.8)
Foreign currency translation and other adjustments	(0.1)	(0.1)
Benefit obligation at end of year	$81.1	$80.2
Change in plan assets
Fair value of plan assets at beginning of year	$6.0	$6.9
Actual return on plan assets	(0.2)	(0.4)
Employer contributions	4.0	6.0
Plan participants’ contributions	1.7	2.3
Benefits paid	(5.9)	(8.8)
Fair value of plan assets at end of year	$5.6	$6.0
Funded status at end of year	$(75.5)	$(74.2)
Amounts recognized in the consolidated balance sheets consist of:
Other accrued liabilities	$(6.1)	$(5.4)
Long-term postretirement liabilities	(69.4)	(68.8)
Total funded status	$(75.5)	$(74.2)
Accumulated other comprehensive loss, net of tax
Net loss (income)	$1.4	$(3.0)
Prior service credit	(2.1)	(4.9)
Net periodic postretirement benefit cost follows:

Year ended December 31,	2021	2020	2019
Service cost(i)	$0.4	$0.5	$0.5
Interest cost	1.8	4.4	4.8
Expected return on assets	(0.3)	(0.4)	(0.4)
Amortization of prior service cost	(1.7)	(1.6)	(1.7)
Recognized net actuarial (gain) loss	(2.1)	1.0	0.7
Net periodic benefit cost	$(1.9)	$3.9	$3.9
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit cost are reported in other (expense), net in the consolidated statements of income (loss).

Weighted-average assumptions used to determine net periodic postretirement benefit cost were as follows:

Year ended December 31,	2021	2020	2019
Discount rate	2.21%	5.13%	5.67%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2021	2020	2019
Discount rate	2.70%	2.21%	5.13%
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2022, the company expects to contribute approximately $6 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2021	2020
Health care cost trend rate assumed for next year	6.5%	5.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2033	2025
As of December 31, 2021, the following benefits are expected to be paid from the company’s postretirement plans:

Year	Expected Payments
2022	$7.1
2023	6.7
2024	6.2
2025	5.7
2026	5.3
2027 – 2031	21.1

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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2021.

	U.S. Plans				International Plans
As of December 31, 2021	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$654.3	$652.4	$1.9	$—	$—	$—	$—	$—
Commingled Funds	398.9		398.9		34.1		34.1
Debt Securities
U.S. Govt. Securities	413.2	413.2
Other Fixed Income	479.3		479.3		3.0		3.0
Insurance Contracts					110.2			110.2
Commingled Funds	525.2		525.2		383.8		383.8
Real Estate
Real Estate Investment Trusts	154.1	154.1
Other
Derivatives(i)	(53.7)	5.8	(59.5)
Commingled Funds					390.0		390.0
Pooled Funds	108.4		108.4
Cumulative futures contracts variation margin paid to brokers	(5.8)	(5.8)
Cash	0.2	0.2			28.7	28.7
Receivables	15.7	15.7
Payables	(1.1)	(1.1)
Total plan assets in fair value hierarchy	$2,688.7	$1,234.5	$1,454.2	$—	$949.8	$28.7	$810.9	$110.2
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$404.5
Debt	78.6				1,077.3
Other	112.5
Private Real Estate	234.2
Private Equity	25.3
Total pension plan assets	$3,139.3				$2,431.6
Other postretirement plans
Insurance Contracts	$5.6			$5.6
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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2020.

	U.S. Plans				International Plans
As of December 31, 2020	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$774.1	$771.2	$2.9	$—	$—	$—	$—	$—
Commingled Funds	640.6		640.6		153.4		153.4
Debt Securities
U.S. Govt. Securities	388.5	388.5
Other Fixed Income	589.9		589.9		125.8		125.8
Insurance Contracts					127.5			127.5
Commingled Funds	689.9		689.9		471.2		471.2
Real Estate
Real Estate Investment Trusts	112.1	112.1			2.0		2.0
Other
Derivatives(i)	(67.3)	5.0	(72.3)		20.5		20.5
Commingled Funds					381.4		381.4
Pooled Funds	233.4		233.4		178.0		178.0
Cumulative futures contracts variation margin received from brokers	(1.1)	(1.1)
Cash	21.8	21.8			111.7	111.7
Receivables	28.8	28.8			2.1	2.1
Payables	(7.3)	(7.3)			(20.7)	(20.7)
Total plan assets in fair value hierarchy	$3,403.4	$1,319.0	$2,084.4	$—	$1,552.9	$93.1	$1,332.3	$127.5
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$429.9
Debt	121.7				1,067.4
Other	104.2				27.4
Private Real Estate	208.0				51.8
Private Equity	10.5
Total pension plan assets	$3,847.8				$3,129.4
Other postretirement plans
Insurance Contracts	$6.0			$6.0
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

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2021.

	January 1, 2021	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2021	December 31, 2021
U.S. plans
Other postretirement plans
Insurance Contracts	$6.0	$(0.1)	$—	$(0.3)	$—	$5.6
International pension plans
Insurance Contracts	$127.5	$—	$36.1	$(48.7)	$(4.7)	$110.2
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2020.

	January 1, 2020	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2020	December 31, 2020
U.S. plans
Other postretirement plans
Insurance Contracts	$6.9	$(0.4)	$—	$(0.5)	$—	$6.0
International pension plans
Insurance Contracts	$123.1	$—	$4.1	$(11.5)	$11.8	$127.5

The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2021				2020
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$78.6	$—	Monthly	45 days	$121.7	$—	Monthly	45 days
Other	112.5	—	Monthly	5 days	104.2	—	Monthly	5 days
Private Real Estate(i)	234.2	—	Quarterly	60-90 days	208.0	15.7	Quarterly	60-90 days
Private Equity(ii)	25.3	28.6			10.5	20.9
Total	$450.6	$28.6			$444.4	$36.6
International pension plans
Commingled Funds
Equity	$404.5	$—	Weekly	Up to 2 days	$429.9	$—	Weekly	Up to 2 days
Debt	1,077.3	138.9	Weekly, Monthly, Quarterly	Up to 120 days	1,067.4	86.2	Weekly, Bimonthly, Monthly, Quarterly	Up to 120 days
Other	—	—			27.4	—	Monthly	Up to 30 days
Private Real Estate	—	—			51.8	—	Monthly	Up to 90 days
Total	$1,481.8	$138.9			$1,576.5	$86.2
(i) Includes investments in private real estate funds. The funds invest in U.S. real estate and allow redemptions quarterly, though queues, restrictions and gates may extend the period. A redemption has been requested from one fund, which has a redemption queue with estimates of full receipt of three to four years.
(ii) Includes investments in limited partnerships, which invest primarily in secondary markets and private credit. The investments can never be redeemed.
Note 19 — Litigation and contingencies
There are various lawsuits, claims, investigations and proceedings that have been brought or asserted against the company, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2021, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $75 million.

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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2021, it has adequate provisions for any such matters.
Note 20 — Stockholders’ equity
The company has 150 million authorized shares of common stock, par value $.01 per share, and 40 million shares of authorized preferred stock, par value $1 per share, issuable in series.
At December 31, 2021, 13.0 million shares of unissued common stock of the company were reserved principally for future issuance under stock-based incentive plans.
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2018	$(4,084.8)	$(896.7)	$(3,188.1)
Other comprehensive income before reclassifications	136.8	23.8	113.0
Amounts reclassified from accumulated other comprehensive loss	(140.6)	—	(140.6)
Current period other comprehensive (loss) income	(3.8)	23.8	(27.6)
Balance at December 31, 2019	(4,088.6)	(872.9)	(3,215.7)
Other comprehensive income before reclassifications	489.4	78.6	410.8
Amounts reclassified from accumulated other comprehensive loss	(340.3)	(32.3)	(308.0)
Current period other comprehensive income	149.1	46.3	102.8
Balance at December 31, 2020	(3,939.5)	(826.6)	(3,112.9)
Other comprehensive income (loss) before reclassifications	58.6	(43.6)	102.2
Amounts reclassified from accumulated other comprehensive loss	616.8	4.0	612.8
Current period other comprehensive income (loss)	675.4	(39.6)	715.0
Balance at December 31, 2021	$(3,264.1)	$(866.2)	$(2,397.9)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Year ended December 31,	2021	2020	2019
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$4.0	$(32.3)	$—
Postretirement Plans:
Amortization of prior service cost(ii)	(6.2)	5.9	5.9
Amortization of actuarial losses(ii)	178.9	(177.3)	(149.7)
Settlement loss(ii)	499.4	(142.1)	(1.1)
Total before tax	676.1	(345.8)	(144.9)
Income tax benefit	(59.3)	5.5	4.3
Total reclassifications for the period	$616.8	$(340.3)	$(140.6)
(i) Reported in other (expense), net in the consolidated statements of income (loss)
(ii) Included in net periodic postretirement cost (see Note 18, “Employee plans”)
The following table summarizes the changes in shares of common stock and treasury stock:

	Common Stock	Treasury Stock
Balance at December 31, 2018	54.2	3.1
Debt exchange	10.6	—
Stock-based compensation	1.1	0.4
Balance at December 31, 2019	65.9	3.5
Stock-based compensation	0.9	0.3
Balance at December 31, 2020	66.8	3.8
Debt exchange	4.6	1.2
Stock-based compensation	1.1	0.3
Balance at December 31, 2021	72.5	5.3
Note 21 — Segment information
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020 and 2019.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides solutions that transform digital workplaces securely and create exceptional end-user experiences;
•Cloud and Infrastructure Solutions (C&I), which provides solutions that drive modern IT service platforms, cloud applications development, intelligent services, and cybersecurity services; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.

The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income (loss), the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the years ended December 31, 2021, 2020 and 2019 was $1.4 million, $7.8 million and $5.7 million, respectively. The sales and profit on these transactions is eliminated in Corporate.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in Corporate. In 2021, the company also changed its internal measurement of segment profitability. Prior period amounts have therefore been reclassified to be comparable to the current period’s presentation. No single customer accounts for more than 10% of revenue.
Corporate assets are principally cash and cash equivalents, prepaid postretirement assets and deferred income taxes. The expense or income related to corporate assets and centrally incurred costs are allocated to the business segments.
A summary of the company’s operations by reportable segment is presented below:

	Total Segments	DWS	C&I	ECS
2021
Customer revenue	$1,741.0	$567.0	$496.5	$677.5
Intersegment	1.4	—	—	1.4
Total revenue	$1,742.4	$567.0	$496.5	$678.9
Gross profit	$561.5	$76.3	$56.6	$428.6
Depreciation and amortization	$129.1	$18.5	$55.1	$55.5
Total assets	$1,236.6	$352.7	$290.7	$593.2
Capital expenditures	$78.8	$13.4	$13.2	$52.2
2020
Customer revenue	$1,713.2	$588.3	$465.2	$659.7
Intersegment	0.1	—	—	0.1
Total revenue	$1,713.3	$588.3	$465.2	$659.8
Gross profit	$454.2	$55.3	$23.2	$375.7
Depreciation and amortization	$119.3	$14.5	$49.3	$55.5
Total assets	$1,005.3	$220.7	$203.6	$581.0
Capital expenditures	$83.4	$13.6	$24.6	$45.2
2019
Customer revenue	$1,878.4	$641.2	$527.1	$710.1
Intersegment	—	—	—	—
Total revenue	$1,878.4	$641.2	$527.1	$710.1
Gross profit	$512.9	$65.2	$33.5	$414.2
Depreciation and amortization	$116.7	$18.0	$54.1	$44.6
Total assets	$962.8	$182.2	$231.1	$549.5
Capital expenditures	$120.2	$15.2	$42.1	$62.9
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

Year ended December 31,	2021	2020	2019
Total segment revenue	$1,742.4	$1,713.3	$1,878.4
Other revenue	313.4	313.1	344.4
Elimination of intercompany revenue	(1.4)	(0.1)	—
Total consolidated revenue	$2,054.4	$2,026.3	$2,222.8

Presented below is a reconciliation of total segment gross profit to total consolidated loss from continuing operations before income taxes:

Year ended December 31,	2021	2020	2019
Total segment gross profit	$561.5	$454.2	$512.9
Other gross profit	10.5	28.8	21.1
Total gross profit	572.0	483.0	534.0
Selling, general and administrative expense	(389.5)	(369.4)	(364.8)
Research and development expense	(28.5)	(26.6)	(31.3)
Interest expense	(35.4)	(29.2)	(62.1)
Other (expense), net	(580.3)	(329.6)	(136.4)
Total loss from continuing operations before income taxes	$(461.7)	$(271.8)	$(60.6)
Other revenue and other gross profit, are comprised of an aggregation of a number of immaterial business activities that principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.
Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2021	2020	2019
Total segment assets	$1,236.6	$1,005.3	$962.8
Other assets	207.3	297.0	300.6
Cash and cash equivalents	552.9	898.5	538.8
Deferred income taxes	125.3	136.2	114.0
Operating lease right-of-use assets	62.7	79.3	71.4
Prepaid postretirement assets	159.7	187.5	136.2
Assets of discontinued operations	—	—	243.2
Other corporate assets	75.0	104.1	137.0
Total assets	$2,419.5	$2,707.9	$2,504.0
Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2021	2020	2019
Revenue
United States	$856.2	$781.5	$824.0
United Kingdom	284.9	228.0	334.3
Other foreign	913.3	1,016.8	1,064.5
Total Revenue	$2,054.4	$2,026.3	$2,222.8
Properties, net
United States	$62.5	$82.0	$82.3
Other foreign	24.0	28.5	33.7
Total Properties, net	$86.5	$110.5	$116.0
Outsourcing assets, net
United States	$66.2	$93.1	$99.5
United Kingdom	36.3	55.3	71.7
Australia	16.7	19.3	21.5
Other foreign	5.4	6.2	9.4
Total Outsourcing assets, net	$124.6	$173.9	$202.1

Note 22 — Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At December 31, 2021, the company had approximately $0.7 billion of remaining performance obligations of which approximately 34% is estimated to be recognized as revenue by the end of 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2021, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 31
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the Proxy Statement):
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Unisys Corporation’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Unisys Corporation’s consolidated financial statements are found on page 30 on this report. Schedule II, Valuation and Qualifying Accounts, is found on page 86 on this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
2. Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

3.4	By-Laws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2	Indenture, dated as of October 29, 2020, among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on October 29, 2020)

4.3	Specimen Stock Certificate representing the Company’s common stock, par value $.01 share (incorporated by reference to Exhibit 4.9 to the Company’s Form S-3 filed on June 12, 2018)

4.4
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.1	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2	Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3	Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4	2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except as otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5	Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.6	Amendment to Unisys Corporation 2003 Long-Term Incentive and Equity Compensation Plan, effective February 12, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.7	Unisys Corporation 2016 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.8
Unisys Corporation 2019 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2019, for its 2019 Annual Meeting of Stockholders)

10.9	Form of TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.10	Form of TSR-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)
10.11	Form of TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.12	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.13	Form of Performance Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016)

10.14	Form of Profit-Based Cash Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.15
Form of Performance Growth TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.16
Form of Performance Growth Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.17	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.18	Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.19	Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.20	Form of letter agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.21	Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22	Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23	Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.25	Amendment 2017-1 to the Unisys Corporation Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.26	Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.27	Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.28	Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.29	Security Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.30	Collateral Trust Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

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

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP (PCAOB ID 238)

23.2	Consent of KPMG LLP, Philadelphia, PA (PCAOB ID 185)
24	Power of Attorney

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Michael M. Thomson required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Michael M. Thomson required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following financial information from Unisys Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

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
Peter A. Altabef
Chair and Chief Executive Officer
Date: February 22, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2022.

	/s/ Peter A. Altabef	*Philippe Germond
	Peter A. Altabef	Philippe Germond
	Chair and Chief Executive Officer	Director
(principal executive officer)

	/s/ Michael M. Thomson	*Deborah Lee James
	Michael M. Thomson	Deborah Lee James
	Executive Vice President and Chief Financial Officer	Director
(principal financial officer)

	/s/ Erin Mannix	*Paul E. Martin
	Erin Mannix	Paul E. Martin
	Vice President and Chief Accounting Officer	Director
(principal accounting officer)

	*Jared L. Cohon	*Regina M. Paolillo
	Jared L. Cohon	Regina M. Paolillo
	Director	Director

	*Nathaniel A. Davis	*Troy K. Richardson
	Nathaniel A. Davis	Troy K. Richardson
	Director	Director

	*Matthew J. Desch	*Lee D. Roberts
	Matthew J. Desch	Lee D. Roberts
	Director	Director

	*Denise K. Fletcher	*Roxanne Taylor
	Denise K. Fletcher	Roxanne Taylor
	Director	Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for credit losses (deducted from accounts receivable):
Year Ended December 31, 2019	$13.7	$(1.6)	$(0.3)	$11.8
Year Ended December 31, 2020	$11.8	$(0.3)	$(2.3)	$9.2
Year Ended December 31, 2021	$9.2	$(0.6)	$(0.6)	$8.0
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.