Form 10-Q
period 2022-03-31
UNISYS CORP
filed 2022-04-27
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of March 31, 2022: 67,637,858

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Services	$392.1	$420.4
Technology	54.6	89.4
	446.7	509.8
Costs and expenses
Cost of revenue
Services	321.3	338.7
Technology	38.0	31.9
	359.3	370.6
Selling, general and administrative	104.4	90.0
Research and development	6.5	5.6
	470.2	466.2
Operating (loss) income	(23.5)	43.6
Interest expense	8.4	10.1
Other (expense), net	(21.0)	(182.6)
Loss before income taxes	(52.9)	(149.1)
Provision for income taxes	4.1	8.4
Consolidated net loss	(57.0)	(157.5)
Net income attributable to noncontrolling interests	0.3	0.3
Net loss attributable to Unisys Corporation	$(57.3)	$(157.8)
Loss per share attributable to Unisys Corporation
Basic	$(0.85)	$(2.45)
Diluted	$(0.85)	$(2.45)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended March 31,
	2022	2021
Consolidated net loss	$(57.0)	$(157.5)
Other comprehensive income (loss)
Foreign currency translation	(17.7)	(17.1)
Postretirement adjustments, net of tax of $6.7 in 2022 and $3.1 in 2021	57.3	202.2
Total other comprehensive income	39.6	185.1
Comprehensive (loss) income	(17.4)	27.6
Less comprehensive (loss) income attributable to noncontrolling interests	(0.9)	1.1
Comprehensive (loss) income attributable to Unisys Corporation	$(16.5)	$26.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$491.4	$552.9
Accounts receivable, net	369.4	451.7
Contract assets	39.9	42.0
Inventories	13.0	7.6
Prepaid expenses and other current assets	108.3	78.8
Total current assets	1,022.0	1,133.0
Properties	475.4	468.0
Less-accumulated depreciation and amortization	393.3	381.5
Properties, net	82.1	86.5
Outsourcing assets, net	109.8	124.6
Marketable software, net	171.5	176.2
Operating lease right-of-use assets	56.0	62.7
Prepaid postretirement assets	164.1	159.7
Deferred income taxes	126.6	125.3
Goodwill	314.8	315.0
Intangible assets, net	32.5	34.9
Restricted cash	9.5	7.7
Assets held-for-sale	20.0	20.0
Other long-term assets	168.1	173.9
Total assets	$2,277.0	$2,419.5
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$18.2	$18.2
Accounts payable	172.5	180.2
Deferred revenue	238.9	253.2
Other accrued liabilities	261.1	300.9
Total current liabilities	690.7	752.5
Long-term debt	504.9	511.2
Long-term postretirement liabilities	932.7	976.2
Long-term deferred revenue	142.2	150.7
Long-term operating lease liabilities	39.7	46.1
Other long-term liabilities	46.4	47.2
Commitments and contingencies (see Note 15)
Deficit:
Common stock, shares issued: 2022; 73.1, 2021; 72.5	0.7	0.7
Accumulated deficit	(1,466.3)	(1,409.0)
Treasury stock, shares at cost: 2022; 5.5, 2021; 5.3	(155.7)	(152.2)
Paid-in capital	4,716.6	4,710.9
Accumulated other comprehensive loss	(3,223.3)	(3,264.1)
Total Unisys Corporation stockholders’ deficit	(128.0)	(113.7)
Noncontrolling interests	48.4	49.3
Total deficit	(79.6)	(64.4)
Total liabilities and deficit	$2,277.0	$2,419.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Consolidated net loss	$(57.0)	$(157.5)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Foreign currency (gains) losses	(2.2)	2.9
Non-cash interest expense	0.4	0.9
Employee stock compensation	6.6	3.3
Depreciation and amortization of properties	10.4	7.6
Depreciation and amortization of outsourcing assets	18.3	16.1
Amortization of marketable software	15.8	15.5
Amortization of intangible assets	2.4	—
Other non-cash operating activities	0.4	(0.6)
Loss on disposal of capital assets	0.5	0.8
Postretirement contributions	(16.2)	(21.6)
Postretirement expense	10.2	169.0
Deferred income taxes, net	(3.7)	(2.0)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	94.2	48.8
Inventories	(5.4)	3.7
Other assets	(26.4)	(15.2)
Accounts payable and current liabilities	(79.0)	(124.8)
Other liabilities	(2.3)	10.2
Net cash used for operating activities	(33.0)	(42.9)
Cash flows from investing activities
Purchase of businesses, net of cash acquired	(0.3)	—
Proceeds from investments	939.0	1,229.5
Purchases of investments	(941.3)	(1,235.5)
Investment in marketable software	(11.1)	(17.4)
Capital additions of properties	(5.2)	(5.1)
Capital additions of outsourcing assets	(2.4)	(5.0)
Other	(0.4)	(0.4)
Net cash used for investing activities	(21.7)	(33.9)
Cash flows from financing activities
Payments of long-term debt	(7.7)	(91.6)
Proceeds from issuance of long-term debt	—	1.5
Proceeds from exercise of stock options	—	2.7
Other	(3.5)	(7.4)
Net cash used for financing activities	(11.2)	(94.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.2	(8.6)
Decrease in cash, cash equivalents and restricted cash	(59.7)	(180.2)
Cash, cash equivalents and restricted cash, beginning of period	560.6	906.7
Cash, cash equivalents and restricted cash, end of period	$500.9	$726.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(57.0)	(57.3)		(57.3)				0.3
Stock-based activity	2.2	2.2			(3.5)	5.7
Translation adjustments	(17.7)	(14.9)					(14.9)	(2.8)
Postretirement plans	57.3	55.7					55.7	1.6
Balance at March 31, 2022	$(79.6)	$(128.0)	$0.7	$(1,466.3)	$(155.7)	$4,716.6	$(3,223.3)	$48.4

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net (loss) income	(157.5)	(157.8)		(157.8)				0.3
Capped call on conversion of notes	—	—			(30.8)	30.8
Stock-based activity	(1.3)	(1.3)			(6.7)	5.4
Translation adjustments	(17.1)	(17.9)					(17.9)	0.8
Postretirement plans	202.2	202.2					202.2	—
Balance at March 31, 2021	$(285.8)	$(331.6)	$0.7	$(1,118.3)	$(151.9)	$4,693.1	$(3,755.2)	$45.8

See notes to consolidated financial statements

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)
Note 1 - Basis of Presentation
The accompanying consolidated financial statements and footnotes of Unisys Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair statement of the results of operations, comprehensive income (loss), financial position, cash flows and deficit for the interim periods specified. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
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
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
Note 2 - Accounting Standards
Effective January 1, 2022, the company adopted Accounting Standards Update (ASU) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Deferred revenue acquired in a business combination is no longer required to be measured at its fair value, which had historically resulted in a deferred revenue impairment at the date of acquisition. The company will adopt this guidance for acquisitions completed on or after January 1, 2022.
Note 3 - Acquisitions
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
The acquisition enhanced the company’s delivery of rapid and agile cloud migration, application modernization and data value realization to our clients.

The preliminary fair values of the total net assets acquired was as follows:

Receivables	$7.8
Prepaid expenses and other current assets	0.7
Properties and other long-term assets	0.2
Operating lease right-of-use assets	0.2
Accounts payable and accruals	(5.6)
Long-term operating lease liabilities	(0.1)
Intangible assets	18.3
Goodwill	65.5
Total	$87.0
At March 31, 2022, the company has not finalized the purchase accounting related to CompuGain and the above amounts represent preliminary estimated values. The preliminary purchase price allocation is subject to change as the company completes its determination of the final working capital and the fair value of the acquired assets and liabilities assumed, the impact of which could be material.
Goodwill is the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. The goodwill represents expected synergies, intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Goodwill determined by the allocation of the purchase price was recorded in the company’s Cloud and Infrastructure Solutions segment and is deductible for tax purposes.
The following table summarizes the preliminary fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years	Fair Value
Customer relationships	8.5	17.4
Marketing	4.0	0.9
Total		$18.3
For the three months ended March 31, 2022, the company incurred and expensed acquisition-related costs of $0.4 million, included within selling, general and administrative expense on the consolidated statements of income (loss).
The company’s consolidated financial statements include the results of CompuGain commencing as of the acquisition date. Revenue and earnings for CompuGain have not been presented as the impact is not material to the company’s consolidated financial statements.
Note 4 - Cost-Reduction Actions
During the three months ended March 31, 2022, the company recognized cost-reduction charges and other costs of $3.0 million. The credit related to work-force reductions was $0.6 million for changes in estimates. In addition, the company recorded net charges of $3.6 million comprised of a charge of $1.1 million for net foreign currency losses related to exiting foreign countries, a charge of $3.8 million for asset impairments and a credit of $1.3 million for changes in estimates related to other cost-reduction efforts.
During the three months ended March 31, 2021, the company recognized cost-reduction charges and other costs of $8.5 million. The net credits related to work-force reductions were $1.6 million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $4.5 million for changes in estimates. In addition, the company recorded charges of $10.1 million comprised of $2.3 million for net foreign currency losses related to exiting foreign countries, $2.4 million for asset impairments and $5.4 million for other expenses related to other cost reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$2.7	$(1.7)
Selling, general and administrative	(0.7)	6.2
Research and development	(0.1)	1.7
Other (expense), net	1.1	2.3
Total	$3.0	$8.5
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2021	$16.3	$5.7	$10.6
Payments	(3.8)	(1.5)	(2.3)
Changes in estimates	(0.6)	(0.5)	(0.1)
Translation adjustments	(0.3)	—	(0.3)
Balance at March 31, 2022	$11.6	$3.7	$7.9
Expected future utilization on balance at March 31, 2022:
Short-term	$11.0	$3.7	$7.3
Long-term	$0.6	$—	$0.6

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense is presented below:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.5	$—	$0.5	$1.2	$—	$1.2
Interest cost	38.9	28.3	10.6	39.6	29.4	10.2
Expected return on plan assets	(68.4)	(47.5)	(20.9)	(74.1)	(51.4)	(22.7)
Amortization of prior service benefit	(1.3)	(0.6)	(0.7)	(1.3)	(0.6)	(0.7)
Recognized net actuarial loss	40.9	30.7	10.2	46.2	33.2	13.0
Settlement losses	—	—	—	158.0	158.0	—
Net periodic pension expense	$10.6	$10.9	$(0.3)	$169.6	$168.6	$1.0

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other (expense), net in the consolidated statements of income (loss).

In 2022, the company expects to make cash contributions of approximately $40.2 million primarily for the company’s international defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million to its worldwide defined benefit pension plans. During the three months ended March 31, 2022 and 2021, the company made cash contributions of $15.1 million and $20.2 million, respectively.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
Net periodic postretirement benefit (income) expense is presented below:

	Three Months Ended March 31,
	2022	2021
Service cost(i)	$—	$0.1
Interest cost	0.5	0.4
Expected return on assets	(0.1)	(0.1)
Recognized net actuarial gain	(0.5)	(0.6)
Amortization of prior service cost	(0.3)	(0.4)
Net periodic postretirement benefit income	$(0.4)	$(0.6)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $6 million to its postretirement benefit plan in 2022. In 2021, the company made cash contributions of $4.0 million to its postretirement benefit plan. For the three months ended March 31, 2022 and 2021, the company made cash contributions of $1.1 million and $1.4 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of March 31, 2022, the company has granted non-qualified stock options, restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the three months ended March 31, 2022 and 2021, the company recorded $6.6 million and $3.3 million of share-based restricted stock and restricted stock unit compensation expense, respectively.

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
A summary of restricted stock and restricted stock unit (RSU) activity for the three months ended March 31, 2022 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	2,124	$22.73
Granted	903	27.02
Vested	(642)	23.16
Forfeited and expired	(24)	26.99
Outstanding at March 31, 2022	2,361	24.20
The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the three months ended March 31, 2022 and 2021 was $22.2 million and $24.1 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Weighted-average fair value of grant	$34.14	$40.02
Risk-free interest rate(i)	1.72%	0.27%
Expected volatility(ii)	57.71%	57.08%
Expected life of restricted stock units in years(iii)	2.85	2.84
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period.
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period.
(iii)Represents the remaining life of the longest performance period.
As of March 31, 2022, there was $41.4 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the three months ended March 31, 2022 and 2021 was $14.0 million each period.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.

Note 7 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Postretirement expense*	$(9.7)	$(167.7)
Foreign exchange gains (losses)**	2.2	(2.9)
Environmental costs and other, net	(13.5)	(12.0)
Total other (expense), net	$(21.0)	$(182.6)
*Includes $158.0 million in the three months ended March 31, 2021 of settlement losses related to defined benefit pension plans. See Note 5.
**Includes net foreign currency losses of $1.1 million and $2.3 million, respectively, in the three months ended March 31, 2022 and 2021, related to substantial completion of liquidation of foreign subsidiaries.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The realization of the company’s net deferred tax assets as of March 31, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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

Note 9 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended March 31,
	2022	2021
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(57.3)	$(157.8)
Weighted average shares	67,387	64,423
Basic loss per common share	$(0.85)	$(2.45)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(57.3)	$(157.8)
Weighted average shares	67,387	64,423
Plus incremental shares from assumed conversions of employee stock plans	—	—
Adjusted weighted average shares	67,387	64,423
Diluted loss per common share	$(0.85)	$(2.45)

Anti-dilutive weighted-average stock options and restricted stock units(i)	837	1,067

(i)Amounts represent shares excluded from the computation of diluted loss per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 10 - Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

	March 31, 2022	December 31, 2021
Contract assets - current	$39.9	$42.0
Contract assets - long-term(i)	16.8	17.4
Deferred revenue - current	(238.9)	(253.2)
Deferred revenue - long-term	(142.2)	(150.7)

(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended March 31,
	2022	2021
Revenue recognized that was included in deferred revenue at the beginning of the period	$82.9	$99.1
Note 11 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At March 31, 2022 and December 31, 2021, the company had $5.7 million and $6.7 million, respectively, of deferred commissions.

Amortization expense related to deferred commissions was as follows:

	Three Months Ended March 31,
	2022	2021
Deferred commissions - amortization expense(i)	$1.1	$0.8

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at March 31, 2022 and December 31, 2021 was $49.3 million and $56.2 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended March 31,
	2022	2021
Costs to fulfill a contract - amortization expense	$8.9	$5.9
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 12 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2022 and December 31, 2021, the notional amount of these contracts was $525.3 million and $552.2 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	March 31, 2022	December 31, 2021
Balance Sheet Location
Prepaid expenses and other current assets	$1.5	$3.6
Other accrued liabilities	8.6	2.1
Total fair value	$(7.1)	$1.5

The following table summarizes the location and amount of gains and (losses) recognized on foreign exchange forward contracts.

	Three Months Ended March 31,
	2022	2021
Statement of Income Location
Other (expense), net	$(10.9)	$(8.8)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$478.4	$509.2	$478.1	$527.0
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 13 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	C&I	ECS	Other
Balance at December 31, 2021	$315.0	$140.9	$65.5	$98.3	$10.3
Translation adjustments	$(0.2)	$(0.2)	$—	$—	$—
Balance at March 31, 2022	$314.8	$140.7	$65.5	$98.3	$10.3
At March 31, 2022, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Intangible Assets, Net
Intangible assets, net at March 31, 2022 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$2.6	$7.4
Customer relationships (ii)	27.0	2.7	24.3
Marketing (ii)	0.9	0.1	0.8
Total	$37.9	$5.4	$32.5
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended March 31, 2022, amortization expense was $2.4 million.

The future amortization relating to acquired intangible assets at March 31, 2022 was estimated as follows:

Future Amortization Expense
Remainder of 2022	$5.9
2023	7.9
2024	5.4
2025	2.6
2026	2.3
Thereafter	8.4
Total	$32.5
Note 14 - Debt
Long-term debt is comprised of the following:

	March 31, 2022	December 31, 2021
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $6.6 and $6.9 million at March 31, 2022 and at December 31, 2021)	$478.4	$478.1
Finance leases	2.1	2.7
Other debt	42.6	48.6
Total	523.1	529.4
Less – current maturities	18.2	18.2
Total long-term debt	$504.9	$511.2

See Note 12 for the fair value of the notes.
Senior Secured Notes due 2027
The company has $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes pay interest semiannually on May 1 and November 1 and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc., Unisys AP Investment Company I, CompuGain LLC and CompuGain Public Services, LLC, each of which is a U.S. corporation or limited liability company that is directly or indirectly owned by the company (the subsidiary guarantors).
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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended March 31,
	2022	2021
Contractual interest coupon	$8.3	$8.3
Amortization of issuance costs	0.3	0.3
Total	$8.6	$8.6
Convertible Senior Notes Due 2021
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
Interest expense related to the 2021 Notes was as follows:

Three Months Ended March 31,
2021
Contractual interest coupon	$0.8
Amortization of debt discount	0.5
Amortization of debt issuance costs	0.1
Total	$1.4
Other Debt
The company has a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At March 31, 2022, $5.2 million was reported in current maturities of long-term debt.
The company has a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At March 31, 2022, $4.0 million was reported in current maturities of long-term debt.
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2022, the company had no borrowings and $5.6 million of letters of credit outstanding, and availability under the facility was $90.5 million net of letters of credit issued.
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
At March 31, 2022, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2022, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $89 million.

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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2022, it has adequate provisions for any such matters.
Note 16 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2021	$(3,264.1)	$(866.2)	$(2,397.9)
Other comprehensive income (loss) before reclassifications	2.7	(16.0)	18.7
Amounts reclassified from accumulated other comprehensive loss	38.1	1.1	37.0
Current period other comprehensive income (loss)	40.8	(14.9)	55.7
Balance at March 31, 2022	$(3,223.3)	$(881.1)	$(2,342.2)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,
	2022	2021
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$1.1	$(2.3)
Postretirement plans(ii):
Amortization of prior service cost	(1.7)	(1.5)
Amortization of actuarial losses	40.4	44.8
Settlement losses	—	158.0
Total before tax	39.8	199.0
Income tax	(1.7)	(1.7)
Total reclassifications for the period	$38.1	$197.3

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 5).

Note 17 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$18.9	$14.4
Interest	$1.4	$4.1
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$491.4	$552.9
Restricted cash	9.5	7.7
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$500.9	$560.6
Cash and cash equivalents subject to contractual restrictions and are therefore not readily available are classified as restricted cash.
Note 18 - Segment Information
Effective January 1, 2022, the company changed the grouping of certain immaterial revenue. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation.
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
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income (loss), the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three months ended March 31, 2021 was $0.7 million. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in Corporate.

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Three Months Ended March 31, 2022
Customer revenue	$374.5	$124.8	$129.1	$120.6
Intersegment	—	—	—	—
Total revenue	$374.5	$124.8	$129.1	$120.6
Gross profit	$85.8	$16.0	$7.0	$62.8

Three Months Ended March 31, 2021
Customer revenue	$432.9	$142.9	$120.7	$169.3
Intersegment	1.0	—	—	1.0
Total revenue	$433.9	$142.9	$120.7	$170.3
Gross profit	$133.8	$19.1	$9.9	$104.8

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended March 31,
	2022	2021
Total segment revenue	$374.5	$433.9
Other revenue	72.2	76.9
Elimination of intercompany revenue	—	(1.0)
Total consolidated revenue	$446.7	$509.8
Presented below is a reconciliation of total segment gross profit to consolidated loss before income taxes:

	Three Months Ended March 31,
	2022	2021
Total segment gross profit	$85.8	$133.8
Other gross profit	1.6	5.4
Total gross profit	87.4	139.2
Selling, general and administrative expense	(104.4)	(90.0)
Research and development expense	(6.5)	(5.6)
Interest expense	(8.4)	(10.1)
Other (expense), net	(21.0)	(182.6)
Total loss before income taxes	$(52.9)	$(149.1)
Other revenue and other gross profit, are comprised of an aggregation of a number of immaterial business activities that principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2022	2021
United States	$199.0	$234.5
United Kingdom	52.9	68.0
Other foreign	194.8	207.3
Total	$446.7	$509.8

Note 19 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At March 31, 2022, the company had approximately $0.7 billion of remaining performance obligations of which approximately 28% is estimated to be recognized as revenue by the end of 2022 and an additional 33% by the end of 2023.

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
Overview
For the three months ended March 31, 2022, the company reported net loss attributable to Unisys Corporation of $57.3 million, or $0.85 per diluted share, compared with a loss of $157.8 million, or $2.45 per diluted share, for the three months ended March 31, 2021. Included in the loss for the three months ended March 31, 2021 was a U.S. pension settlement loss of $158.0 million.
In February 2022, Russian military forces launched significant military action against Ukraine. In response to this action, many governments around the world, including the U.S., imposed several financial and economic sanctions against Russia. While this conflict has not had a material impact to the company’s business, financial condition, or results of operation, the direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict.
Results of operations
Company results
Three months ended March 31, 2022 compared with the three months ended March 31, 2021
Revenue for the three months ended March 31, 2022 was $446.7 million compared with $509.8 million for the three months of 2021, a decrease of 12.4% from the prior year period. The decrease was primarily due to lower license renewals in the Enterprise Computing Solutions segment and the run-off effect of certain non-strategic contracts in the Digital Workplace Solutions segment that the company exited in 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the year-ago period.
U.S. revenue decreased 15.1% in the current period compared with the year-ago period. International revenue decreased 10.0% in the current period compared with the prior-year period due to decreases in all geographic regions. Foreign currency had a 4 percentage-point negative impact on international revenue in the three months ended March 31, 2022 compared with the three months ended March 31, 2021.
During the three months ended March 31, 2022, the company recognized cost-reduction charges and other costs of $3.0 million. The credit related to work-force reductions was $0.6 million for changes in estimates. In addition, the company recorded net charges of $3.6 million comprised of a charge of $1.1 million for net foreign currency losses related to exiting foreign countries, a charge of $3.8 million for asset impairments and a credit of $1.3 million for changes in estimates related to other cost-reduction efforts.
During the three months ended March 31, 2021, the company recognized cost-reduction charges and other costs of $8.5 million. The net credits related to work-force reductions were $1.6 million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $4.5 million for changes in estimates. In addition, the company recorded charges of $10.1 million comprised of $2.3 million for net foreign currency losses related to exiting foreign countries, $2.4 million for asset impairments and $5.4 million for other expenses related to other cost reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$2.7	$(1.7)
Selling, general and administrative	(0.7)	6.2
Research and development	(0.1)	1.7
Other (expense), net	1.1	2.3
Total	$3.0	$8.5
Gross profit margin was 19.6% in the three months ended March 31, 2022 compared with 27.3% in the three months ended March 31, 2021. The decrease was primarily due to lower license renewals.
Selling, general and administrative expense in the three months ended March 31, 2022 was $104.4 million (23.4% of revenue) compared with $90.0 million (17.7% of revenue) in the year-ago period. The increase was primarily due to investing in the company’s go-to-market efforts, primarily related to direct sales support, and increases to compensation to retain and attract top talent within the context of a highly competitive labor market.
Research and development (R&D) expense for the three months ended March 31, 2022 was $6.5 million compared with $5.6 million for the three months ended March 31, 2021.
For the three months ended March 31, 2022, the company reported an operating loss of $(23.5) million compared with an operating profit of $43.6 million for the prior-year period. The decrease was due in part by the decline in revenue and lower profitability as noted above.
Interest expense for the three months ended March 31, 2022 was $8.4 million compared with $10.1 million for the three months ended March 31, 2021.
Other (expense), net was expense of $21.0 million for the three months ended March 31, 2022 compared with expense of $182.6 million for the three months ended March 31, 2021. Other (expense), net for the three months ended March 31, 2021 included $158.0 million of a U.S. pension settlement loss. See Note 7 of the Notes to Consolidated Financial Statements.
The loss before income taxes for the three months ended March 31, 2022 was $52.9 million compared with a loss of $149.1 million for the three months ended March 31, 2021. Included in the loss for the three months ended March 31, 2021 was a U.S. pension settlement loss of $158.0 million.
The provision for income taxes was $4.1 million for the three months ended March 31, 2022 compared with a provision of $8.4 million for the three months ended March 31, 2021.
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
The realization of the company’s net deferred tax assets as of March 31, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
Net loss attributable to Unisys Corporation for the three months ended March 31, 2022 was $57.3 million, or $0.85 per diluted share, compared with a loss of $157.8 million, or $2.45 per diluted share, for the three months ended March 31, 2021. Included in the loss for the three months ended March 31, 2021 was a U.S. pension settlement loss of $158.0 million.

Segment results
Effective January 1, 2022, the company changed the grouping of certain immaterial revenue. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation.
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
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three months ended March 31, 2021 was $0.7 million. The sales and profit on these transactions are eliminated in Corporate.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in Corporate.
Three months ended March 31, 2022 compared with the three months ended March 31, 2021
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	C&I	ECS
Three Months Ended March 31, 2022
Customer revenue	$374.5	$124.8	$129.1	$120.6
Intersegment	—	—	—	—
Total revenue	$374.5	$124.8	$129.1	$120.6
Gross profit percent	22.9%	12.8%	5.4%	52.1%

Three Months Ended March 31, 2021
Customer revenue	$432.9	$142.9	$120.7	$169.3
Intersegment	1.0	—	—	1.0
Total revenue	$433.9	$142.9	$120.7	$170.3
Gross profit percent	30.8%	13.4%	8.2%	61.5%

Gross profit percent is as a percent of total revenue.
DWS revenue was $124.8 million for the three months ended March 31, 2022, a decline of 12.7% compared with the three months ended March 31, 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 12.8% in the current period compared with 13.4% in the year-ago period. The decrease in both revenue and gross profit for the three months ended March 31, 2022 compared with the year-ago period was primarily due the to run-off effect of certain non-strategic contracts that the company exited in 2021.
C&I revenue was $129.1 million for the three months ended March 31, 2022, an increase of 7.0% compared with the three months ended March 31, 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on C&I revenue in the current period compared with the year-ago period. Gross profit percent was 5.4% in the current period compared with 8.2% in the year-ago period. The decrease in gross profit was due to additional expense recognized associated with certain contracts.

ECS revenue was $120.6 million for the three months ended March 31, 2022, a decrease of 28.8% compared with the three months ended March 31, 2021. Foreign currency fluctuations had a 1 percentage-point negative impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 52.1% in the current period compared with 61.5% in the year ago period. The decrease in both revenue and gross profit was principally due to lower license renewals.
Financial condition
The company’s principal sources of liquidity are cash on hand, cash from operations and its revolving credit facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks. The company believes that it will have adequate sources of liquidity to meet its expected cash requirements for at least the next 12 months.
Cash and cash equivalents at March 31, 2022 were $491.4 million compared to $552.9 million at December 31, 2021.
As of March 31, 2022, $350.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the three months ended March 31, 2022, cash used for operations was $33.0 million compared to cash usage of $42.9 million during the three months ended March 31, 2021.
Cash used for investing activities during the three months ended March 31, 2022 was $21.7 million compared to cash usage of $33.9 million during the three months ended March 31, 2021. Net purchases of investments were $2.3 million for the three months ended March 31, 2022 compared with net purchases of $6.0 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $11.1 million compared with $17.4 million in the year-ago period, capital additions of properties were $5.2 million compared with $5.1 million in the year-ago period and capital additions of outsourcing assets were $2.4 million compared with $5.0 million in the year-ago period.
Cash used for financing activities during the three months ended March 31, 2022 was $11.2 million compared to cash used of $94.8 million during the three months ended March 31, 2021. The decrease in cash used was principally due to redemptions of debt in the prior year period.
In 2022, the company expects to make cash contributions of approximately $40.2 million primarily for its international defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2022 and 2021, the company made cash contributions of $15.1 million and $20.2 million, respectively.
Any future material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
At March 31, 2022, total debt was $523.1 million compared to $529.4 million at December 31, 2021.
In March 2021, the company completed the conversion of $84.2 million aggregate principal amount of the 2021 Notes that remained outstanding for a combination of cash and shares of the company’s common stock. As a result of the conversion of the outstanding 2021 Notes, the company delivered to the holders (i) aggregate cash payments totaling approximately $86.5 million, which included an aggregate cash payment for outstanding principal of approximately $84.2 million, an aggregate cash payment for accrued interest of approximately $2.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of 4,537,123 shares of the company’s common stock. The issuance of the common stock was made in exchange for the 2021 Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2022, the company had no borrowings and $5.6 million of letters of credit outstanding, and availability under the facility was $90.5 million net of letters of credit issued.
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
At March 31, 2022, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its 2021 Form 10-K.
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
Item 1A. Risk Factors
There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company’s 2021 Form 10-K.
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
General Business Risks
•the impact of COVID-19 on our business, growth, reputation, projections, financial condition, operations, cash flows and liquidity;
•the performance and capabilities of third parties with whom we have commercial relationships;
•cybersecurity breaches could result in incurring significant costs and could harm our business and reputation;
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

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: April 27, 2022	By:	/s/ Michael M. Thomson
Michael M. Thomson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Erin Mannix
Erin Mannix
Vice President and Chief Accounting Officer
(Principal Accounting Officer)