Form 10-Q
period 2022-06-30
UNISYS CORP
filed 2022-08-03
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Common Stock outstanding as of June 30, 2022: 67,786,237

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Services	$400.3	$430.5	$792.4	$850.9
Technology	114.7	86.8	169.3	176.2
	515.0	517.3	961.7	1,027.1
Costs and expenses
Cost of revenue
Services	322.1	337.9	643.4	676.6
Technology	44.8	37.2	82.8	69.1
	366.9	375.1	726.2	745.7
Selling, general and administrative	109.6	94.6	214.0	184.6
Research and development	4.8	6.8	11.3	12.4
	481.3	476.5	951.5	942.7
Operating income	33.7	40.8	10.2	84.4
Interest expense	8.3	8.4	16.7	18.5
Other (expense), net	(21.9)	(227.8)	(42.9)	(410.4)
Earnings (loss) before income taxes	3.5	(195.4)	(49.4)	(344.5)
Provision for (benefit from) income taxes	20.3	(53.1)	24.4	(44.7)
Consolidated net loss	(16.8)	(142.3)	(73.8)	(299.8)
Net income (loss) attributable to noncontrolling interests	0.3	(1.5)	0.6	(1.2)
Net loss attributable to Unisys Corporation	$(17.1)	$(140.8)	$(74.4)	$(298.6)
Loss per share attributable to Unisys Corporation
Basic	$(0.25)	$(2.10)	$(1.10)	$(4.54)
Diluted	$(0.25)	$(2.10)	$(1.10)	$(4.54)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net loss	(16.8)	(142.3)	$(73.8)	$(299.8)
Other comprehensive income (loss)
Foreign currency translation	(95.6)	16.8	(113.3)	(0.3)
Postretirement adjustments, net of tax of $14.1 and $20.8 in 2022 and $34.7 and $37.8 in 2021	88.4	143.0	145.7	345.2
Total other comprehensive (loss) income	(7.2)	159.8	32.4	344.9
Comprehensive (loss) income	(24.0)	17.5	(41.4)	45.1
Less comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.8)	(0.6)	0.3
Comprehensive (loss) income attributable to Unisys Corporation	$(24.3)	$18.3	$(40.8)	$44.8
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$380.1	$552.9
Accounts receivable, net	427.3	451.7
Contract assets	39.9	42.0
Inventories	12.7	7.6
Prepaid expenses and other current assets	94.1	78.8
Total current assets	954.1	1,133.0
Properties	462.6	468.0
Less-accumulated depreciation and amortization	381.9	381.5
Properties, net	80.7	86.5
Outsourcing assets, net	92.8	124.6
Marketable software, net	170.1	176.2
Operating lease right-of-use assets	56.7	62.7
Prepaid postretirement assets	160.5	159.7
Deferred income taxes	109.9	125.3
Goodwill	286.8	315.0
Intangible assets, net	57.2	34.9
Restricted cash	9.2	7.7
Assets held-for-sale	20.0	20.0
Other long-term assets	156.4	173.9
Total assets	$2,154.4	$2,419.5
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$17.8	$18.2
Accounts payable	149.2	180.2
Deferred revenue	227.5	253.2
Other accrued liabilities	251.3	300.9
Total current liabilities	645.8	752.5
Long-term debt	501.8	511.2
Long-term postretirement liabilities	884.5	976.2
Long-term deferred revenue	137.4	150.7
Long-term operating lease liabilities	40.4	46.1
Other long-term liabilities	43.0	47.2
Commitments and contingencies (see Note 15)
Deficit:
Common stock, shares issued: 2022; 73.3, 2021; 72.5	0.7	0.7
Accumulated deficit	(1,483.4)	(1,409.0)
Treasury stock, shares at cost: 2022; 5.5, 2021; 5.3	(155.9)	(152.2)
Paid-in capital	4,721.9	4,710.9
Accumulated other comprehensive loss	(3,230.5)	(3,264.1)
Total Unisys Corporation stockholders’ deficit	(147.2)	(113.7)
Noncontrolling interests	48.7	49.3
Total deficit	(98.5)	(64.4)
Total liabilities and deficit	$2,154.4	$2,419.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Consolidated net loss	$(73.8)	$(299.8)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
Foreign currency losses	0.4	1.2
Non-cash interest expense	0.7	1.2
Employee stock compensation	10.3	7.0
Depreciation and amortization of properties	19.2	15.2
Depreciation and amortization of outsourcing assets	36.0	33.2
Amortization of marketable software	29.6	34.4
Amortization of intangible assets	5.3	0.5
Other non-cash operating activities	0.2	(0.2)
Loss on disposal of capital assets	0.6	1.2
Postretirement contributions	(25.1)	(32.1)
Postretirement expense	22.7	394.7
Deferred income taxes, net	3.1	(65.2)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	22.7	96.1
Inventories	(5.4)	7.4
Other assets	(9.3)	(5.5)
Accounts payable and current liabilities	(108.2)	(207.2)
Other liabilities	4.3	16.9
Net cash used for operating activities	(66.7)	(1.0)
Cash flows from investing activities
Purchase of businesses, net of cash acquired	(0.3)	(150.1)
Proceeds from investments	1,668.0	2,261.6
Purchases of investments	(1,697.6)	(2,262.4)
Investment in marketable software	(23.6)	(29.7)
Capital additions of properties	(14.0)	(12.0)
Capital additions of outsourcing assets	(6.5)	(8.7)
Other	(0.4)	(0.4)
Net cash used for investing activities	(74.4)	(201.7)
Cash flows from financing activities
Payments of long-term debt	(11.2)	(95.4)
Proceeds from issuance of long-term debt	—	1.5
Proceeds from exercise of stock options	—	3.7
Other	(3.8)	(7.7)
Net cash used for financing activities	(15.0)	(97.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.2)	0.1
Decrease in cash, cash equivalents and restricted cash	(171.3)	(300.5)
Cash, cash equivalents and restricted cash, beginning of period	560.6	906.7
Cash, cash equivalents and restricted cash, end of period	$389.3	$606.2
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(57.0)	(57.3)		(57.3)				0.3
Stock-based activity	2.2	2.2			(3.5)	5.7
Translation adjustments	(17.7)	(14.9)					(14.9)	(2.8)
Postretirement plans	57.3	55.7					55.7	1.6
Balance at March 31, 2022	$(79.6)	$(128.0)	$0.7	$(1,466.3)	$(155.7)	$4,716.6	$(3,223.3)	$48.4
Consolidated net income (loss)	(16.8)	(17.1)		(17.1)				0.3
Stock-based activity	5.1	5.1			(0.2)	5.3
Translation adjustments	(95.6)	(92.3)					(92.3)	(3.3)
Postretirement plans	88.4	85.1					85.1	3.3
Balance at June 30, 2022	$(98.5)	$(147.2)	$0.7	$(1,483.4)	$(155.9)	$4,721.9	$(3,230.5)	$48.7

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net (loss) income	(157.5)	(157.8)		(157.8)				0.3
Capped call on conversion of notes	—	—			(30.8)	30.8
Stock-based activity	(1.3)	(1.3)			(6.7)	5.4
Translation adjustments	(17.1)	(17.9)					(17.9)	0.8
Postretirement plans	202.2	202.2					202.2	—
Balance at March 31, 2021	$(285.8)	$(331.6)	$0.7	$(1,118.3)	$(151.9)	$4,693.1	$(3,755.2)	$45.8
Consolidated net loss	(142.3)	(140.8)		(140.8)				(1.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	16.8	16.4					16.4	0.4
Postretirement plans	143.0	142.7					142.7	0.3
Balance at June 30, 2021	$(263.8)	$(308.8)	$0.7	$(1,259.1)	$(152.1)	$4,697.8	$(3,596.1)	$45.0

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
Note 3 - Acquisitions
On December 14, 2021, the company acquired 100% of CompuGain LLC (CompuGain), a leading cloud solutions provider, for a purchase price consideration of $85.3 million on a cash-free, debt-free basis. The company funded the cash consideration and acquisition-related costs with cash on hand.
The acquisition enhanced the company’s delivery of rapid and agile cloud migration, application modernization and data value realization to our clients.

The fair values of the total net assets acquired was as follows:

Receivables	$7.8
Prepaid expenses and other current assets	0.7
Properties and other long-term assets	0.2
Operating lease right-of-use assets	0.2
Accounts payable and accruals	(7.4)
Long-term operating lease liabilities	(0.1)
Intangible assets	45.9
Goodwill	38.0
Total	$85.3
During the three months ended June 30, 2022, the company finalized its valuation of assets acquired and liabilities assumed resulting in measurement period adjustments that decreased goodwill by $27.5 million primarily related to an increase of $27.6 million in the fair value of the acquired intangible assets.
Goodwill is the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. The goodwill represents expected synergies, intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Goodwill determined by the allocation of the purchase price was recorded in the company’s Cloud, Applications and Infrastructure Solutions segment and is deductible for tax purposes.
The following table summarizes the fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years	Fair Value
Customer relationships	12.0	$44.6
Trademark	4.0	1.3
Total		$45.9
The company’s consolidated financial statements include the results of CompuGain commencing as of the acquisition date. Revenue and earnings for CompuGain have not been presented as the impact is not material to the company’s consolidated financial statements.
For the six months ended June 30, 2022, the company incurred and expensed acquisition-related costs of $0.4 million, Acquisition-related costs are included within selling, general and administrative expenses on the consolidated statements of income (loss).
Note 4 - Cost-Reduction Actions
During the three months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $3.1 million. The credit related to work-force reductions was $0.3 million for changes in estimates. In addition, the company recorded charges of $3.4 million comprised of a charge of $1.8 million for net foreign currency losses related to exiting foreign countries, a charge of $0.9 million for asset impairments and a charge of $0.7 million for other expenses related to cost-reduction efforts.
During the three months ended June 30, 2021, the company recognized net cost-reduction charges and other costs of $5.1 million. The net credits related to work-force reductions were $0.3 million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $3.2 million for changes in estimates. In addition, the company recorded net charges of $5.4 million comprised of a credit of $0.7 million for net foreign currency gains related to exiting foreign countries, a charge of $4.4 million for asset impairments and a charge of $1.7 million for other expenses related to cost-reduction efforts.
During the six months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $6.1 million. The credit related to work-force reductions was $0.9 million for changes in estimates. In addition, the company recorded net charges of $7.0 million comprised of a charge of $2.9 million for net foreign currency losses related to exiting foreign countries, a charge of $4.7 million for asset impairments and a credit of $0.6 million for changes in estimates related to cost-reduction efforts.

During the six months ended June 30, 2021, the company recognized net cost-reduction charges and other costs of $13.6 million. The net credits related to work-force reductions were $1.9 million, principally related to severance costs, and were comprised of: (a) a charge of $5.8 million and (b) a credit of $7.7 million for changes in estimates. In addition, the company recorded charges of $15.5 million comprised of $1.6 million for net foreign currency losses related to exiting foreign countries, $6.8 million for asset impairments and $7.1 million for other expenses related to cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$0.8	$2.8	$3.5	$1.1
Selling, general and administrative	0.5	2.6	(0.2)	8.8
Research and development	—	0.4	(0.1)	2.1
Other (expense), net	1.8	(0.7)	2.9	1.6
Total	$3.1	$5.1	$6.1	$13.6
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2021	$16.3	$5.7	$10.6
Payments	(6.4)	(2.8)	(3.6)
Changes in estimates	(0.9)	(0.9)	—
Translation adjustments	(0.7)	—	(0.7)
Balance at June 30, 2022	$8.3	$2.0	$6.3
Expected future utilization on balance at June 30, 2022:
Short-term	$8.3	$2.0	$6.3

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.5	$—	$0.5	$0.5	$—	$0.5
Interest cost	39.1	29.0	10.1	38.4	29.4	9.0
Expected return on plan assets	(67.3)	(47.4)	(19.9)	(68.4)	(48.5)	(19.9)
Amortization of prior service benefit	(1.3)	(0.7)	(0.6)	(1.4)	(0.6)	(0.8)
Recognized net actuarial loss	41.9	32.3	9.6	46.6	34.6	12.0
Settlement losses (ii)	—	—	—	210.7	—	210.7
Net periodic pension expense (income)	$12.9	$13.2	$(0.3)	$226.4	$14.9	$211.5

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.0	$—	$1.0	$1.7	$—	$1.7
Interest cost	78.0	57.3	20.7	78.0	58.8	19.2
Expected return on plan assets	(135.7)	(94.9)	(40.8)	(142.5)	(99.9)	(42.6)
Amortization of prior service benefit	(2.6)	(1.3)	(1.3)	(2.7)	(1.2)	(1.5)
Recognized net actuarial loss	82.8	63.0	19.8	92.8	67.8	25.0
Settlement losses (ii) (iii)	—	—	—	368.7	158.0	210.7
Net periodic pension expense (income)	$23.5	$24.1	$(0.6)	$396.0	$183.5	$212.5

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other (expense), net in the consolidated statements of income (loss).

(ii)In the second quarter of 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multi-client circle within a multi-employer fund. This action resulted in a pre-tax settlement loss of $182.6 million for both the three and six months ended June 30, 2021. Additionally, the company’s Swiss subsidiary transferred its defined benefit pension plans to a multiple-employer collective foundation. This action resulted in a pre-tax settlement loss of $28.1 million for both the three and six months ended June 30, 2021.

(iii)In January 2021, the company purchased a group annuity contract to transferred projected benefit obligations related to its U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $158.0 million.

In 2022, the company expects to make cash contributions of approximately $39.3 million primarily for the company’s international defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million to its worldwide defined benefit pension plans. During the six months ended June 30, 2022 and 2021, the company made cash contributions of $23.3 million and $30.3 million, respectively.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.

Net periodic postretirement benefit income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost(i)	$0.1	$0.1	$0.1	$0.2
Interest cost	0.5	0.4	1.0	0.8
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial gain	(0.5)	(0.7)	(1.0)	(1.3)
Amortization of prior service cost	(0.4)	(0.4)	(0.7)	(0.8)
Net periodic postretirement benefit income	$(0.4)	$(0.7)	$(0.8)	$(1.3)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $6 million to its postretirement benefit plan in 2022. In 2021, the company made cash contributions of $4.0 million to its postretirement benefit plan. For the six months ended June 30, 2022 and 2021, the company made cash contributions of $1.8 million each period.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of June 30, 2022, the company has granted non-qualified stock options, restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2022 and 2021, the company recorded $10.3 million and $7.0 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the six months ended June 30, 2022 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	2,124	$22.73
Granted	1,159	24.75
Vested	(785)	22.22
Forfeited and expired	(126)	24.75
Outstanding at June 30, 2022	2,372	23.78

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the six months ended June 30, 2022 and 2021 was $26.7 million and $32.2 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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
As of June 30, 2022, there was $39.5 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the six months ended June 30, 2022 and 2021 was $16.6 million and $14.7 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 7 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Postretirement expense*	$(11.9)	$(225.1)	$(21.6)	$(392.8)
Foreign exchange (losses) gains**	(2.6)	2.0	(0.4)	(0.9)
Environmental costs and other, net	(7.4)	(4.7)	(20.9)	(16.7)
Total other (expense), net	$(21.9)	$(227.8)	$(42.9)	$(410.4)
*Includes $210.7 million and $368.7 million in the three and six months ended June 30, 2021 of settlement losses related to defined benefit pension plans. See Note 5.
**Includes net foreign losses of $1.8 million and net foreign currency gains of $0.7 million, respectively, in the three months ended June 30, 2022 and 2021, related to substantial completion of liquidation of foreign subsidiaries. Includes net foreign currency losses of $2.9 million and $1.6 million, respectively, in the six months ended June 30, 2022 and 2021, related to substantial completion of liquidation of foreign subsidiaries.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The realization of the company’s net deferred tax assets as of June 30, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Note 9 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(17.1)	$(140.8)	$(74.4)	$(298.6)
Weighted average shares	67,694	67,080	67,541	65,752
Basic loss per common share	$(0.25)	$(2.10)	$(1.10)	$(4.54)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(17.1)	$(140.8)	$(74.4)	$(298.6)
Weighted average shares	67,694	67,080	67,541	65,752
Plus incremental shares from assumed conversions of employee stock plans	—	—	—	—
Adjusted weighted average shares	67,694	67,080	67,541	65,752
Diluted loss per common share	$(0.25)	$(2.10)	$(1.10)	$(4.54)

Anti-dilutive weighted-average stock options and restricted stock units(i)	418	740	628	903

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
Net contract assets (liabilities) are as follows:

	June 30, 2022	December 31, 2021
Contract assets - current	$39.9	$42.0
Contract assets - long-term(i)	15.0	17.4
Deferred revenue - current	(227.5)	(253.2)
Deferred revenue - long-term	(137.4)	(150.7)

(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized that was included in deferred revenue at the beginning of the period	$61.9	$63.8	$144.8	$162.9
Note 11 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At June 30, 2022 and December 31, 2021, the company had $5.0 million and $6.7 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Deferred commissions - amortization expense(i)	$0.8	$0.8	$1.9	$1.6

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at June 30, 2022 and December 31, 2021 was $43.4 million and $56.2 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Costs to fulfill a contract - amortization expense	$7.5	$6.8	$16.4	$12.7
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 12 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2022 and December 31, 2021, the notional amount of these contracts was $506.2 million and $552.2 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	June 30, 2022	December 31, 2021
Balance Sheet Location
Prepaid expenses and other current assets	$0.4	$3.6
Other accrued liabilities	9.5	2.1
Total fair value	$(9.1)	$1.5
The following table summarizes the location and amount of gains and (losses) recognized on foreign exchange forward contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statement of Income Location
Other (expense), net	$(29.3)	$4.5	$(40.2)	$(4.3)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$478.7	$427.9	$478.1	$527.0
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.

Note 13 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2021	$315.0	$140.9	$65.5	$98.3	$10.3
Acquisition - Measurement period adjustment (see Note 3)	(27.5)	—	(27.5)	—	—
Translation adjustments	(0.7)	(0.7)	—	—	—
Balance at June 30, 2022	$286.8	$140.2	$38.0	$98.3	$10.3
At June 30, 2022, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Intangible Assets, Net
Intangible assets, net at June 30, 2022 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$3.4	$6.6
Customer relationships (ii)	54.2	4.7	49.5
Marketing (ii)	1.3	0.2	1.1
Total	$65.5	$8.3	$57.2
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss). See Note 3 for measurement period adjustment.
For the three months ended June 30, 2022 and 2021 amortization expense was $2.9 million and $0.5 million, respectively. For the six months ended June 30, 2022 and 2021 amortization expense was $5.3 million and $0.5 million, respectively.
The future amortization relating to acquired intangible assets at June 30, 2022 was estimated as follows:

Future Amortization Expense
Remainder of 2022	$4.8
2023	9.7
2024	7.2
2025	4.3
2026	4.0
Thereafter	27.2
Total	$57.2

Note 14 - Debt
Long-term debt is comprised of the following:

	June 30, 2022	December 31, 2021
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $6.3 and $6.9 million at June 30, 2022 and at December 31, 2021)	$478.7	$478.1
Finance leases	1.6	2.7
Other debt	39.3	48.6
Total	519.6	529.4
Less – current maturities	17.8	18.2
Total long-term debt	$501.8	$511.2

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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest coupon	$8.4	$8.4	$16.7	$16.7
Amortization of issuance costs	0.3	0.3	0.6	0.6
Total	$8.7	$8.7	$17.3	$17.3
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

Six Months Ended June 30,
2021
Contractual interest coupon	$0.8
Amortization of debt discount	0.5
Amortization of debt issuance costs	0.1
Total	$1.4
Other Debt
The company has a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At June 30, 2022, $5.3 million was reported in current maturities of long-term debt.
The company has a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At June 30, 2022, $4.0 million was reported in current maturities of long-term debt.
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2022, the company had no borrowings and $6.3 million of letters of credit outstanding, and availability under the facility was $74.7 million net of letters of credit issued.
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
At June 30, 2022, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next twelve months, the company expects to continue to meet these covenants and conditions.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2022, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $84 million.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2022, it has adequate provisions for any such matters.

Note 16 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2021	$(3,264.1)	$(866.2)	$(2,397.9)
Other comprehensive (loss) income before reclassifications	(43.7)	(110.1)	66.4
Amounts reclassified from accumulated other comprehensive loss	77.3	2.9	74.4
Current period other comprehensive income (loss)	33.6	(107.2)	140.8
Balance at June 30, 2022	$(3,230.5)	$(973.4)	$(2,257.1)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$1.8	$0.7	$2.9	$(1.6)
Postretirement plans(ii):
Amortization of prior service cost	(1.2)	(1.6)	(2.9)	(3.1)
Amortization of actuarial losses	40.1	45.2	80.5	90.0
Settlement losses	—	142.7	—	300.7
Total before tax	40.7	187.0	80.5	386.0
Income tax	(1.5)	(36.9)	(3.2)	(38.6)
Total reclassifications for the period	$39.2	$150.1	$77.3	$347.4

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 5).
Note 17 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$29.3	$32.5
Interest	$18.7	$21.8
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$380.1	$552.9
Restricted cash	9.2	7.7
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$389.3	$560.6
Cash and cash equivalents subject to contractual restrictions and are therefore not readily available are classified as restricted cash.

Note 18 - Segment Information
Effective January 1, 2022, the company changed the grouping of certain immaterial revenue streams. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation. In addition, during the second quarter of 2022, the company renamed its Cloud and Infrastructure Solutions segment as Cloud, Applications and Infrastructure Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides modern and traditional workplace solutions;
•Cloud, Applications and Infrastructure Solutions (CA&I), which provides digital platform, applications, and infrastructure solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income (loss), the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three and six months ended June 30, 2021 was $0.4 million and $1.1 million, respectively. The sales and profit on these transactions are eliminated in consolidation.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in other gross profit.

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended June 30, 2022
Customer revenue	$443.1	$127.2	$130.1	$185.8
Intersegment	—	—	—	—
Total revenue	$443.1	$127.2	$130.1	$185.8
Gross profit	$146.6	$16.5	$7.1	$123.0

Three Months Ended June 30, 2021
Customer revenue	$441.6	$148.4	$121.7	$171.5
Intersegment	0.4	—	—	0.4
Total revenue	$442.0	$148.4	$121.7	$171.9
Gross profit	$142.3	$22.9	$13.5	$105.9

	Total Segments	DWS	CA&I	ECS
Six Months Ended June 30, 2022
Customer revenue	$817.6	$252.0	$259.2	$306.4
Intersegment	—	—	—	—
Total revenue	$817.6	$252.0	$259.2	$306.4
Gross profit	$232.4	$32.5	$14.1	$185.8

Six Months Ended June 30, 2021
Customer revenue	$874.5	$291.3	$242.4	$340.8
Intersegment	1.4	—	—	1.4
Total revenue	$875.9	$291.3	$242.4	$342.2
Gross profit	$276.1	$42.0	$23.4	$210.7

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment revenue	$443.1	$442.0	$817.6	$875.9
Other revenue	71.9	75.7	144.1	152.6
Elimination of intercompany revenue	—	(0.4)	—	(1.4)
Total consolidated revenue	$515.0	$517.3	$961.7	$1,027.1
Presented below is a reconciliation of total segment gross profit to consolidated loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total segment gross profit	$146.6	$142.3	$232.4	$276.1
Other gross profit	1.5	(0.1)	3.1	5.3
Total gross profit	148.1	142.2	235.5	281.4
Selling, general and administrative expense	(109.6)	(94.6)	(214.0)	(184.6)
Research and development expense	(4.8)	(6.8)	(11.3)	(12.4)
Interest expense	(8.3)	(8.4)	(16.7)	(18.5)
Other (expense), net	(21.9)	(227.8)	(42.9)	(410.4)
Total earnings (loss) before income taxes	$3.5	$(195.4)	$(49.4)	$(344.5)
Other revenue and other gross profit are comprised of an aggregation of a number of immaterial business activities that principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$235.6	$201.6	$434.6	$436.1
United Kingdom	69.8	104.1	122.7	172.1
Other foreign	209.6	211.6	404.4	418.9
Total	$515.0	$517.3	$961.7	$1,027.1
Note 19 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At June 30, 2022, the company had approximately $0.6 billion of remaining performance obligations of which approximately 19% is estimated to be recognized as revenue by the end of 2022 and an additional 35% by the end of 2023.

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
Overview
For the three months ended June 30, 2022, the company reported net loss attributable to Unisys Corporation of $17.1 million, or $0.25 per diluted share, compared with a loss of $140.8 million, or $2.10 per diluted share, for the three months ended June 30, 2021. Included in the loss for the three months ended June 30, 2021 were pension plan settlement losses net of tax of $159.0 million.
For the six months ended June 30, 2022, the company reported net loss attributable to Unisys Corporation of $74.4 million, or $1.10 per diluted share, compared with a loss of $298.6 million, or $4.54 per diluted share, for the six months ended June 30, 2021. Included in the loss for the six months ended June 30, 2021 were pension plan settlement losses net of tax of $317.0 million.
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
Results of operations
Company results
Three months ended June 30, 2022 compared with the three months ended June 30, 2021
Revenue for the three months ended June 30, 2022 was $515.0 million compared with $517.3 million for the three months of 2021, a decrease of 0.4% from the prior year. Foreign currency fluctuations had a 3 percentage-point negative impact on revenue in the current period compared with the year-ago period.
U.S. revenue increased 16.9% in the current period compared with the year-ago period. International revenue decreased 11.5% in the current period compared with the prior-year period principally due to decreases in Europe and Asia/Pacific. Foreign currency had a 5 percentage-point negative impact on international revenue in the three months ended June 30, 2022 compared with the three months ended June 30, 2021.
During the three months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $3.1 million. The credit related to work-force reductions was $0.3 million for changes in estimates. In addition, the company recorded net charges of $3.4 million comprised of a charge of $1.8 million for net foreign currency losses related to exiting foreign countries, a charge of $0.9 million for asset impairments and a charge of $0.7 million for other expenses related to cost-reduction efforts.
During the three months ended June 30, 2021, the company recognized net cost-reduction charges and other costs of $5.1 million. The net credits related to work-force reductions were $0.3 million, principally related to severance costs, and were comprised of: (a) a charge of $2.9 million and (b) a credit of $3.2 million for changes in estimates. In addition, the company recorded net charges of $5.4 million comprised of a credit of $0.7 million for net foreign currency gains related to exiting foreign countries, a charge of $4.4 million for asset impairments and a charge of $1.7 million for other expenses related to cost reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended June 30,
	2022	2021
Cost of revenue	$0.8	$2.8
Selling, general and administrative	0.5	2.6
Research and development	—	0.4
Other (expense), net	1.8	(0.7)
Total	$3.1	$5.1
Gross profit margin was 28.8% in the three months ended June 30, 2022 compared with 27.5% in the three months ended June 30, 2021. The increase was principally due to higher software license renewals.
Selling, general and administrative expense in the three months ended June 30, 2022 was $109.6 million (21.3% of revenue) compared with $94.6 million (18.3% of revenue) in the year-ago period. The change was primarily due to increased investments in sales and marketing.
Research and development (R&D) expense for the three months ended June 30, 2022 and 2021 was $4.8 million and $6.8 million, respectively.
For the three months ended June 30, 2022, the company reported an operating profit of $33.7 million compared with an operating profit of $40.8 million for prior year period. The decrease was largely driven by increased investments in sales and marketing as noted above.
Interest expense for the three months ended June 30, 2022 was $8.3 million compared with $8.4 million for the three months ended June 30, 2021.
Other (expense), net was expense of $21.9 million for the three months ended June 30, 2022 compared with expense of $227.8 million for the three months ended June 30, 2021. Other (expense), net for the three months ended June 30, 2021 included $210.7 million of pension settlement losses. See Note 7 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The income before income taxes for the three months ended June 30, 2022 was $3.5 million compared with a loss of $195.4 million for the three months ended June 30, 2021. Included in the loss for the three months ended June 30, 2021 were pension plan settlement losses of $210.7 million.
The provision for income taxes was $20.3 million for the three months ended June 30, 2022 compared with a benefit of $53.1 million for the three months ended June 30, 2021. The prior year period included income tax benefits of $51.7 million related to the pension plan settlement losses in the Netherlands and Switzerland.
Net loss attributable to Unisys Corporation for the three months ended June 30, 2022 was $17.1 million, or $0.25 per diluted share, compared with a loss of $140.8 million, or $2.10 per diluted share, for the three months ended June 30, 2021. Included in the loss for the three months ended June 30, 2021 were pension plan settlement losses net of tax of $159.0 million.
Six months ended June 30, 2022 compared with the six months ended June 30, 2021
Revenue for the six months ended June 30, 2022 was $961.7 million compared with $1,027.1 million for the six months of 2021, a decrease of 6.4% from the prior year period. The decrease was primarily due to lower software license renewals. Foreign currency fluctuations had a 3 percentage-point negative impact on revenue in the current period compared with the year-ago period.
U.S. revenue decreased 0.3% in the current period compared with the year-ago period. International revenue decreased 10.8% in the current period compared with the prior-year period due to decreases in Europe and Asia/Pacific. Foreign currency had a 5 percentage-point negative impact on international revenue in the six months ended June 30, 2022 compared with the six months ended June 30, 2021.
During the six months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $6.1 million. The credit related to work-force reductions was $0.9 million for changes in estimates. In addition, the company recorded net charges of $7.0 million comprised of a charge of $2.9 million for net foreign currency losses related to exiting foreign countries, a charge of $4.7 million for asset impairments and a credit of $0.6 million for changes in estimates related to cost-reduction efforts.

During the six months ended June 30, 2021, the company recognized net cost-reduction charges and other costs of $13.6 million. The net credits related to work-force reductions were $1.9 million, principally related to severance costs, and were comprised of: (a) a charge of $5.8 million and (b) a credit of $7.7 million for changes in estimates. In addition, the company recorded charges of $15.5 million comprised of $1.6 million for net foreign currency losses related to exiting foreign countries, $6.8 million for asset impairments and $7.1 million for other expenses related to cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Six Months Ended June 30,
	2022	2021
Cost of revenue	$3.5	$1.1
Selling, general and administrative	(0.2)	8.8
Research and development	(0.1)	2.1
Other (expense), net	2.9	1.6
Total	$6.1	$13.6
Gross profit margin was 24.5% in the six months ended June 30, 2022 compared with 27.4% in the six months ended June 30, 2021. The decrease was primarily due to lower software license renewals.
Selling, general and administrative expense in the six months ended June 30, 2022 was $214.0 million (22.3% of revenue) compared with $184.6 million (18.0% of revenue) in the year-ago period. The change was primarily due to increased investments in sales and marketing.
Research and development (R&D) expense for the six months ended June 30, 2022 and 2021 was $11.3 million and $12.4 million, respectively.
For the six months ended June 30, 2022, the company reported an operating profit of $10.2 million compared with an operating profit of $84.4 million for the prior-year period. The decrease was due in part by lower software license renewals and increased investments in sales and marketing.
Interest expense for the six months ended June 30, 2022 was $16.7 million compared with $18.5 million for the six months ended June 30, 2021.
Other (expense), net was expense of $42.9 million for the six months ended June 30, 2022 compared with expense of $410.4 million for the six months ended June 30, 2021. Other (expense), net for the six months ended June 30, 2021 included $368.7 million of pension plan settlement losses. See Note 7 of the Notes to Consolidated Financial Statements.
The loss before income taxes for the six months ended June 30, 2022 was $49.4 million compared with a loss of $344.5 million for the six months ended June 30, 2021. Included in the loss for the six months ended June 30, 2021 were pension plan settlement losses of $368.7 million.
The provision for income taxes was $24.4 million for the six months ended June 30, 2022 compared with a benefit of $44.7 million for the six months ended June 30, 2021. The prior year period included income tax benefits of $51.7 million related to the pension plan settlement losses in the Netherlands and Switzerland.
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

The realization of the company’s net deferred tax assets as of June 30, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
Net loss attributable to Unisys Corporation for the six months ended June 30, 2022 was $74.4 million, or $1.10 per diluted share, compared with a loss of $298.6 million, or $4.54 per diluted share, for the six months ended June 30, 2021. Included in the loss for the six months ended June 30, 2021 were pension plan settlement losses net of tax of $317.0 million.
Segment results
Effective January 1, 2022, the company changed the grouping of certain immaterial revenue streams. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation. In addition, during the second quarter of 2022, the company renamed its Cloud and Infrastructure Solutions segment as Cloud, Applications and Infrastructure Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides modern and traditional workplace solutions;
•Cloud, Applications and Infrastructure Solutions (CA&I), which provides digital platform, applications, and infrastructure solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three and six months ended June 30, 2021 was $0.4 million and $1.1 million, respectively. The sales and profit on these transactions are eliminated in consolidation.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in other gross profit.

Three months ended June 30, 2022 compared with the three months ended June 30, 2021
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended June 30, 2022
Customer revenue	$443.1	$127.2	$130.1	$185.8
Intersegment	—	—	—	—
Total revenue	$443.1	$127.2	$130.1	$185.8
Gross profit percent	33.1%	13.0%	5.5%	66.2%

Three Months Ended June 30, 2021
Customer revenue	$441.6	$148.4	$121.7	$171.5
Intersegment	0.4	—	—	0.4
Total revenue	$442.0	$148.4	$121.7	$171.9
Gross profit percent	32.2%	15.4%	11.1%	61.6%

Gross profit percent is as a percent of total revenue.
DWS revenue was $127.2 million for the three months ended June 30, 2022, a decline of 14.3% compared with the three months ended June 30, 2021. Revenue for the three months ended June 30, 2022 was negatively impacted by the run-off effect of certain non-strategic contracts that the company exited in 2021. Foreign currency fluctuations had a 3 percentage-point negative impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 13.0% in the current period compared with 15.4% in the year-ago period. The decrease in gross profit for the three months ended June 30, 2022 compared with the year-ago period was largely driven by higher cost of labor due to the competitive talent market.
CA&I revenue was $130.1 million for the three months ended June 30, 2022, an increase of 6.9% compared with the three months ended June 30, 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on CA&I revenue in the current period compared with the year-ago period. Gross profit percent was 5.5% in the current period compared with 11.1% in the year-ago period. The decrease in gross profit was primarily due to higher labor costs.
ECS revenue was $185.8 million for the three months ended June 30, 2022, an increase of 8.3% compared with the three months ended June 30, 2021. Foreign currency fluctuations had a 3 percentage-point negative impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 66.2% in the current period compared with 61.6% in the year ago period. The increase in both revenue and gross profit was principally due to higher software license renewals.
Six months ended June 30, 2022 compared with the six months ended June 30, 2021
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Six Months Ended June 30, 2022
Customer revenue	$817.6	$252.0	$259.2	$306.4
Intersegment	—	—	—	—
Total revenue	$817.6	$252.0	$259.2	$306.4
Gross profit percent	28.4%	12.9%	5.4%	60.6%

Six Months Ended June 30, 2021
Customer revenue	$874.5	$291.3	$242.4	$340.8
Intersegment	1.4	—	—	1.4
Total revenue	$875.9	$291.3	$242.4	$342.2
Gross profit percent	31.5%	14.4%	9.7%	61.6%
Gross profit percent is as a percent of total revenue.

DWS revenue was $252.0 million for the six months ended June 30, 2022, a decline of 13.5% compared with the six months ended June 30, 2021. Revenue for the six months ended June 30, 2022 was negatively impacted by the run-off effect of certain non-strategic contracts that the company exited in 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 12.9% in the current period compared with 14.4% in the year-ago period. The decrease in gross profit for the six months ended June 30, 2022 compared with the year-ago period was largely driven by higher cost of labor due to the competitive talent market.
CA&I revenue was $259.2 million for the six-months ended June 30, 2022, an increase of 6.9% compared with the six months ended June 30, 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on CA&I revenue in the current period compared with the year-ago period. Gross profit percent was 5.4% in the current period compared with 9.7% in the year ago period. The decrease in gross profit was primarily due to higher labor costs and additional expense recognized associated with certain contracts.
ECS revenue was $306.4 million for the six months ended June 30, 2022, an decline of 10.1% compared with the six months ended June 30, 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 60.6% in the current period compared with 61.6% in the year ago period. The decrease in both revenue and gross profit was principally due to lower software license renewals.
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
Cash and cash equivalents at June 30, 2022 were $380.1 million compared to $552.9 million at December 31, 2021.
As of June 30, 2022, $294.9 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the six months ended June 30, 2022, cash used for operations was $66.7 million compared to cash usage of $1.0 million during the six months ended June 30, 2021.
Cash used for investing activities during the six months ended June 30, 2022 was $74.4 million compared to cash usage of $201.7 million during the six months ended June 30, 2021. Cash usage during the six months ended June 30, 2021 included $150.1 million for acquisitions. Net purchases of investments were $29.6 million for the six months ended June 30, 2022 compared with net purchases of $0.8 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $23.6 million compared with $29.7 million in the year-ago period, capital additions of properties were $14.0 million compared with $12.0 million in the year-ago period and capital additions of outsourcing assets were $6.5 million compared with $8.7 million in the year-ago period.
Cash used for financing activities during the six months ended June 30, 2022 was $15.0 million compared to cash used of $97.9 million during the six months ended June 30, 2021. The decrease in cash used was principally due to redemptions of debt in the prior year period.
In 2022, the company expects to make cash contributions of approximately $39.3 million primarily for its international defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2022 and 2021, the company made cash contributions of $23.3 million and $30.3 million, respectively.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans.
At June 30, 2022, total debt was $519.6 million compared to $529.4 million at December 31, 2021.

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
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2022, the company had no borrowings and $6.3 million of letters of credit outstanding, and availability under the facility was $74.7 million net of letters of credit issued.
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
At June 30, 2022, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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

Item 4. Controls and Procedures
The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective. There were no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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
•our ability to grow revenue and expand margin in our Digital Workplace Solutions and Cloud, Applications and Infrastructure Solutions businesses;
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
Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2017)

3.4	Bylaws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Debra McCann required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Debra McCann required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: August 3, 2022	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Erin Mannix
Erin Mannix
Vice President and Chief Accounting Officer
(Principal Accounting Officer)