Form 10-K/A
period 2021-12-31
UNISYS CORP
filed 2022-11-23
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K
/A
(Amendment No. 1)

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
801 Lakeview Drive, Suite 100
Blue Bell, Pennsylvania 19422
(215)
986-4011
(Address, zip code and telephone number, including area code of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $.01	UIS	New York Stock Exchange
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

EXPLANATORY NOTE
Unisys Corporation is filing this Amendment No. 1 on Form 10-K/A (this amendment) to its Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (SEC) on February 22, 2022 (the original filing) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting. The material weaknesses did not result in any change to the company’s consolidated financial statements as set forth in the original filing. This amendment is limited in scope to make the following changes to the original filing:

•	To amend Part II - Item 9A. Controls and Procedures related to the effectiveness of our disclosure controls and procedures.

•
To amend Part I - Item 1A. Risk Factors to add an additional risk factor regarding the potential adverse impact that the failure to remediate the material weaknesses could have on our timely and accurate reporting of financial results and to amend a risk factor in the original filing regarding the potential adverse impacts of cybersecurity incidents and vulnerabilities.

•
To amend Part II - Item 8. Financial Statements and Supplementary Data to restate (i) Management’s Report on Internal Control Over Financial Reporting, and (ii) the Report of Independent Registered Public Accounting Firm, on the company’s internal control over financial reporting as of December 31, 2021.

•
To amend Part IV - Item 15. Exhibits and Financial Statement Schedules to include currently dated (i) auditor consents, which are filed herewith as Exhibits 23.1 and 23.2 and (ii) certifications from the company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

This amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the original filing and any of the company’s other filings with the SEC subsequent to the original filing, together with any amendments to those filings. Other than the filing of the information identified above, this amendment does not modify or update the disclosure in the original filing in any way.

Disclosure Regarding Forward-Looking Statements

In this Annual Report on Form 10-K/A, we have included information that may constitute “forward-looking” statements, as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations of future events and include any statement that does not directly relate to any historical or current fact. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. Words such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements.

Factors that could affect our future results include, but are not limited to, the following:

Implementation of Business Strategy in Information Technology Market

•	our ability to attract and retain experienced personnel in key positions;

•	our ability to grow revenue and expand margin in our Digital Workplace Solutions and Cloud, Applications & Infrastructure Solutions businesses;

•	our ability to maintain our installed base and sell new solutions and related services;

•	the business and financial risk in implementing acquisitions or dispositions;

•	the potential adverse effects of aggressive competition in the information services and technology market;

•	our ability to effectively anticipate and respond to rapid technological innovation in our industry;

•	our ability to retain significant clients and attract new clients;

•	our contracts may not be as profitable as expected or provide the expected level of revenues;

•	our ability to develop or acquire the capabilities to enhance the company’s solutions;

Defined Benefit Pension Plans

•	we have significant underfunded pension obligations;

General Business Risks

•	the impact of the Audit & Finance Committee’s investigation;

•

the impact of management’s conclusion, in consultation with the Audit & Finance Committee, that material weaknesses existed in our disclosure controls and procedures and internal control over financial reporting;

•	the evaluation and implementation of remediation efforts designed and implemented to enhance our control environment;

•	the potential identification of one or more additional material weaknesses in our internal control over financial reporting of which we are not currently aware or that have not been detected;

•	the impact of COVID-19 on our business, growth, reputation, projections, financial condition, operations, cash flows and liquidity;

•	the performance and capabilities of third parties with whom we have commercial relationships;

•	cybersecurity incidents could result in incurring significant costs and could harm our business and reputation;

•	a failure to meet standards or expectations with respect to the company’s environmental, social and governance practices;

•	the risks of doing business internationally when a significant portion of our revenue is derived from international operations;

•	our ability to access financing markets;

•	a reduction in our credit rating;

•	the adverse effects of global economic conditions, acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;

•	a significant disruption in our IT systems could adversely affect our business and reputation;

•	we may face damage to our reputation or legal liability if our clients are not satisfied with our services or products;

•	the potential for intellectual property infringement claims to be asserted against us or our clients;

•	the possibility that legal proceedings could affect our results of operations or cash flow or may adversely affect our business or reputation; and

Tax Assets

•	our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Any forward-looking statement should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A and in our other filings made with the U.S. Securities and Exchange Commission (SEC) from time to time, which are available at the SEC’s website at www.sec.gov. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause the company’s actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A of this Form 10-K/A. Any forward-looking statement speaks only as of the date on which that statement is made. Unisys Corporation assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

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

GENERAL BUSINESS RISKS

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Failure to remediate the material weaknesses or any other material weaknesses that we identify in the future could result in material misstatements in our financial statements.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.

Subsequent to the original filing, following an investigation by the company’s Audit & Finance Committee (Audit Committee) into the company’s internal control environment, the company has reevaluated the effectiveness of the company’s disclosure controls and procedures and internal control over financial reporting and identified material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. For further discussion of the material weaknesses, see Item 9A, Controls and Procedures.

Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. We may not be successful in promptly remediating the material weaknesses identified by management, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.

The company has received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. Professional costs resulting from the investigation that resulted in the identification of the material weaknesses have been significant and are expected to continue to be significant, in particular if litigation costs relating to these regulatory, investigative and enforcement inquiries, subpoenas and demands grow. Although we believe that no significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation and the material weaknesses. In addition, as a result of the investigation and remediation efforts, certain operational changes have occurred and may continue to occur in the future. Any or all of these impacts based on the findings of the investigation and related matters and the surrounding circumstances could exacerbate the other risks described herein and directly or indirectly have a material adverse effect on our operations and/or financial performance.

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

Cybersecurity incidents could result in the company incurring significant costs and could harm the company’s business and reputation.

The company’s business includes managing, processing, storing and transmitting proprietary and confidential data, including personal information, intellectual property and proprietary business information, within the company’s own IT systems and those that the company designs, develops, hosts or manages for clients. These systems are critical to the company’s business activities, and shutdowns or disruptions of, and cybersecurity attacks on, these systems pose increasing risks. Cybersecurity incidents and network security incidents may include, but are not limited to, attempts to access or unauthorized access of information, exploitation of vulnerabilities (including those of third-party software or systems), computer viruses, ransomware, denial of service and other electronic security incidents. Attacks also include social engineering and cyber extortion to induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. Cyberattacks from computer hackers and cyber criminals and other malicious internet-based activity continue to increase generally, and the company’s services and systems, including the systems of the company’s outsourced service providers, have been and may in the future continue to be the target of various forms of cybersecurity incidents such as DNS attacks, wireless network attacks, viruses and worms, malicious software, ransomware, cyber extortion, misconfigurations, supply chain attacks, application centric attacks, peer-to-peer attacks, phishing attempts, backdoor trojans and distributed denial of service attacks.

The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and are growing in sophistication, and these new techniques generally are not detected until after an incident has occurred. Cybersecurity incidents involving the company’s systems, despite established security controls, could result in disruption of the company’s services, misappropriation, misuse, alteration, theft, loss, corruption, leakage, falsification, and accidental or premature release or improper disclosure or misuse of confidential or other information, including intellectual property and personal information (of the company, third parties, employees, clients or others). The company could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to the company’s brand and reputation, damage to the company’s competitive position, and other financial loss, any of which could have a material adverse effect on the company’s business, financial condition and results of operations. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In the company’s industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for the company.

Although the company continuously takes significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security, and the company has experienced and expects to continue to experience cyberattacks on its information systems. While there have not been cybersecurity incidents or vulnerabilities that have had a material adverse effect on the company, there is no assurance that there will not be cybersecurity incidents or vulnerabilities that will have a material adverse effect in the future.

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

The company relies extensively on its IT systems to conduct its business and perform services for its clients. The company’s systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, cybersecurity incidents and catastrophic events. If the company’s systems are accessed without its authorization, damaged or fail to function properly, the company could incur substantial repair or replacement costs, experience data loss and impediments to its ability to conduct its business, and damage the market’s perception of the company’s services and products. In addition, a disruption could result in the company failing to meet performance standards and obligations in its client contracts, which could subject the company to liability, penalties and contract termination. This may adversely affect the company’s reputation and financial results.

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

PART II

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
The Board of Directors, through its Audit & Finance Committee, which is composed entirely of independent directors, oversees management’s responsibilities in the preparation of the financial statements and selects the independent registered public accounting firm, subject to stockholder ratification. The Audit & Finance Committee meets regularly with the independent registered public accounting firm, representatives of management, and the internal auditors to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, the internal auditors and representatives of PricewaterhouseCoopers LLP have full access to meet with the Audit & Finance Committee, with or without management representatives present, to discuss the results of their audits and their observations on the adequacy of internal controls and the quality of financial reporting.
Management’s Report on Internal Control Over Financial Reporting (as restated)
The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
In Management’s Report on Internal Control Over Financial Reporting included in the original filing, management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.
The company has reevaluated the effectiveness of the company’s internal control over financial reporting and identified material weaknesses in the company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, subsequent to the original filing, management concluded that our internal control over financial reporting was not effective as of December 31, 2021. The company did not design and maintain effective formal policies and procedures to ensure appropriate information is communicated from the IT function and the legal and compliance function to the accounting function and those responsible for governance on a timely basis so as to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These material weaknesses did not result in a misstatement of the company’s financial statements, however, they could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.
Management subsequently concluded that the material weaknesses described above existed as of December 31, 2021. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria in
Internal Control - Integrated Framework (2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has revised its report on internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Plan for Remediation of Material Weaknesses
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting identified above. Management intends to implement remediation steps, including the following:

•
The company will enhance its written policy regarding information escalation for cyber-incidents. In addition, the company completed an assessment of staffing within the company’s incident response team.

•	The company will enhance its disclosure committee (the Disclosure Committee) and the disclosure working group that supports the Disclosure Committee.

•
The company will require all direct reports to the CEO to confirm that they have made the Disclosure Committee aware of any matters under their purview that the Disclosure Committee should be considering in advance of applicable SEC filings.

•	The company will provide training and policies (including any policy revisions) to non-finance executives regarding escalation of significant matters related to SEC reporting requirements.

•	Procedures will be drafted to address the proper handling of information so that the Security & Risk Committee and Audit Committee are properly informed.

•
Management has revised its Speak Up Policy to make all associates aware that they have direct access to, and may approach, company executives and the Board of Directors, and that they have access to the company’s whistleblower hotline.

Management believes the measures described above and others that have been, or may be, implemented will remediate the material weaknesses that we have identified. As management continues to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, the company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

/s/ Peter A. Altabef	/s/ Debra McCann
Peter A. Altabef	Debra McCann
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Stockholders of Unisys Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Unisys Corporation and its subsidiaries
(the “Company”) as of December 31, 2021 and 2020,
and the related consolidated statements of income (loss), of comprehensive income (loss), of deficit and of cash flows for each of the two years in the period ended December 31, 2021 , including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2021 listed under Item 15(1) (collectively referred to as the “consolidated financial statements”).
We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control—Integrated Framework
(2013) issued by the COSO because
material weaknesses in internal control over financial reporting existed as of that date related to the design and maintenance of effective formal policies and procedures to ensure appropriate information is communicated from
 the IT function and the legal and compliance function to the accounting function and those responsible for governance on a timely basis.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the accompanying
Management’s Report on Internal Control over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. However, management has subsequently determined that material weaknesses in internal control over financial reporting related to the design and maintenance of effective formal policies and procedures to ensure appropriate information is communicated from
 the IT function and the legal and compliance function to the accounting function and those responsible for governance on a timely basis existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Change in Accounting Principle
As discussed in Note 3 of the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

1
3

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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2022, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter discussed in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 23, 2022
We have served as the Company’s auditor since 2020.

1
4

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

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu- lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu- lated Other Compre- hensive Loss	Non- controlling Interests
Balance at December 31, 2018	$(1,299.6)	$(1,343.5)	$0.5	$(1,694.0)	$(105.0)	$4,539.8	$(4,084.8)	$43.9
Consolidated net income (loss)	(13.3)	(17.2)		(17.2)				3.9
Stock-based activity	8.0	8.0	0.1		(4.6)	12.5
Debt exchange	83.9	83.9	0.1			83.8
Capped call on debt exchange	7.2	7.2				7.2
Translation adjustments	24.4	23.8					23.8	0.6
Postretirement plans	(38.9)	(27.6)					(27.6)	(11.3)

Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	751.2	750.7		750.7				0.5
Stock-based activity	8.8	8.8			(4.8)	13.6
Translation adjustments	49.3	46.3					46.3	3.0
Postretirement plans	106.9	102.8					102.8	4.1

Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net loss	(449.8)	(448.5)		(448.5)				(1.3)
Capped call on conversion of debt	—	—			(30.8)	30.8
Stock-based activity	16.2	16.2			(7.0)	23.2
Translation adjustments	(40.5)	(39.6)					(39.6)	(0.9)
Postretirement plans	721.8	715.0					715.0	6.8

Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3

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

2
4

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

2
5

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

The following table summarizes the fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years
Technology	3.2	$10.0
Customer Relationships—Software and Software Solutions	3.0	6.6
Customer Relationships—Consulting	10.0	3.0

Total		$19.6

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

3
0

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

*
Includes $499.4 million of settlement losses in 2021 related to the company’s defined benefit pension plans and $142.1 million settlement loss in 2020 related to the U.S. defined benefit pension plans. See Note 18, “Employee plans.”

**	Includes charges of $4.0 million and $32.3 million, respectively, in 2021 and 2020 for net foreign currency losses related to substantial completion of liquidation of foreign subsidiaries.

Note 8 — Income taxes
Following is the total loss from continuing operations before income taxes and the provision (benefit) for income taxes.

Year ended December 31,	2021	2020	2019
Income (loss) from continuing operations before income taxes
United States	$(443.5)	$(316.3)	$(148.4)
Foreign	(18.2)	44.5	87.8

Total income (loss) from continuing operations before income taxes	$(461.7)	$(271.8)	$(60.6)

Provision (benefit) for income taxes
Current
United States	$9.1	$7.3	$(17.7)
Foreign	38.1	51.5	41.0

Total	47.2	58.8	23.3

Deferred
Foreign	(59.1)	(13.4)	4.4

Total (benefit) provision for income taxes	$(11.9)	$45.4	$27.7

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

Year ended December 31,	2021	2020	2019
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(448.5)	$(317.7)	$(92.2)
Income from discontinued operations, net of tax	—	1,068.4	75.0

Net (loss) income attributable to Unisys Corporation	$(448.5)	$750.7	$(17.2)

Weighted average shares	66,451	62,932	55,961
Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(6.75)	$(5.05)	$(1.65)
Discontinued operations	—	16.98	1.34

Total	$(6.75)	$11.93	$(0.31)

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(448.5)	$(317.7)	$(92.2)
Add interest expense on convertible senior notes, net of tax of zero	—	—	—

Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(448.5)	(317.7)	(92.2)
Income from discontinued operations, net of tax	—	1,068.4	75.0

Net (loss) income attributable to Unisys Corporation for diluted earnings per share	$(448.5)	$750.7	$(17.2)

Weighted average shares	66,451	62,932	55,961
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	—
Convertible senior notes	—	—	—

Adjusted weighted average shares	66,451	62,932	55,961

Diluted earnings (loss) per common share attributable to Unisys Corporation
Continuing operations	$(6.75)	$(5.05)	$(1.65)
Discontinued operations	—	16.98	1.34

Total	$(6.75)	$11.93	$(0.31)

Anti-dilutive weighted-average stock options and restricted stock units (i)	871	579	1,393
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes (i) (see Note 16, “Debt”)	557	3,425	16,578

(i)	Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
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
Net contract assets (liabilities) are as follows:

As of December 31,	2021	2020
Contract assets—current	$42.0	$44.3
Contract assets—long-term (i)	17.4	20.7
Deferred revenue—current	(253.2)	(257.1)
Deferred revenue—long-term	(150.7)	(137.9)

(i)	Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes in the above contract liability balances were as follows:

Year ended December 31,	2021	2020
Revenue recognized that was included in deferred revenue at the beginning of the period	$245.8	$236.1
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
Deferred commissions were as follows:

As of December 31,	2021	2020
Deferred commissions	$6.7	$8.7
Amortization expense related to deferred commissions was as follows:

Year ended December 31,	2021	2020	2019
Deferred commissions—amortization expense (i)	$2.9	$3.2	$3.1

(i)	Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss)
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

Costs to fulfill a contract were as follows:

As of December 31,	2021	2020
Costs to fulfill a contract	$56.2	$74.4
Amortization expense related to costs to fulfill a contract was as follows:

Year ended December 31,	2021	2020	2019
Costs to fulfill a contract—amortization expense	$27.9	$27.5	$24.2
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
Note 15 — Goodwill and intangible assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit were as follows:

	Total	DWS	C&I	ECS	Other
Balance at December 31, 2019	$110.4	$—	$—	$98.3	$12.1
Translation adjustments	(1.8)	—	—	—	(1.8)

Balance at December 31, 2020	108.6	—	—	98.3	10.3
Acquisitions (i)	206.3	140.8	65.5	—	—
Translation adjustments	0.1	0.1	—	—	—

Balance at December 31, 2021	$315.0	$140.9	$65.5	$98.3	$10.3

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

Year ended December 31,	2021	2020
Weighted-average fair value of grant	$40.02	$28.33
Risk-free interest rate (i)	0.27%	1.35%
Expected volatility (ii)	57.08%	51.81%
Expected life of restricted stock units in years (iii)	2.84	2.86
Expected dividend yield	—%	—%

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
pre-tax
settlement charge of $142.1 million.

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets follows:

	U.S. Plans		International Plans
As of December 31,	2021	2020	2021	2020
Change in projected benefit obligation
Benefit obligation at beginning of year	$4,545.3	$4,755.6	$3,468.0	$3,143.8
Service cost	—	—	3.0	2.8
Interest cost	117.6	162.5	36.7	53.4
Plan participants’ contributions	—	—	1.0	1.1
Plan curtailment	—	—	—	(1.6)
Plan settlement	(513.8)	(277.3)	(726.8)	—
Actuarial loss	(108.4)	253.9	2.0	226.5
Benefits paid	(331.1)	(349.4)	(106.5)	(119.0)
Foreign currency translation adjustments	—	—	(63.0)	161.0

Benefit obligation at end of year	$3,709.6	$4,545.3	$2,614.4	$3,468.0

Change in plan assets
Fair value of plan assets at beginning of year	$3,847.8	$3,334.2	$3,129.4	$2,816.4
Actual return on plan assets	130.4	347.2	134.0	254.7
Employer contribution	6.0	793.1	46.4	33.1
Plan participants’ contributions	—	—	1.0	1.1
Plan settlement	(513.8)	(277.3)	(726.8)	—
Benefits paid	(331.1)	(349.4)	(106.5)	(119.0)
Foreign currency translation adjustments	—	—	(45.9)	143.1

Fair value of plan assets at end of year	$3,139.3	$3,847.8	$2,431.6	$3,129.4

Funded status at end of year	$(570.3)	$(697.5)	$(182.8)	$(338.6)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$33.9	$27.2	$125.8	$160.3
Other accrued liabilities	(5.9)	(6.1)	(0.1)	(0.2)
Long-term postretirement liabilities	(598.3)	(718.6)	(308.5)	(498.7)

Total funded status	$(570.3)	$(697.5)	$(182.8)	$(338.6)

Accumulated other comprehensive loss, net of tax
Net loss	$2,047.6	$2,510.4	$797.6	$1,116.9
Prior service credit	$(29.7)	$(32.3)	$(40.2)	$(45.9)
Accumulated benefit obligation	$3,709.6	$4,545.3	$2,612.7	$3,360.4
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets follows:

As of December 31,	2021	2020
Accumulated benefit obligation	$4,498.8	$6,060.7
Fair value of plan assets	$3,587.7	$4,839.5
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets follows:

As of December 31,	2021	2020
Projected benefit obligation	$4,500.5	$6,063.0
Fair value of plan assets	$3,587.7	$4,839.5

Net periodic pension cost (income) includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2021	2020	2019	2021	2020	2019
Service cost (i)	$—	$—	$—	$3.0	$2.8	$2.8
Interest cost	117.6	162.5	197.5	36.7	53.4	68.3
Expected return on plan assets	(199.8)	(208.6)	(218.2)	(81.6)	(90.6)	(104.6)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.8)	(2.5)	(2.5)
Recognized net actuarial loss	135.6	135.5	116.6	48.3	43.2	34.2
Curtailment gain	—	—	—	—	—	(0.1)
Settlement loss	288.1	142.1	—	211.3	—	1.2

Net periodic pension cost (income)	$339.0	$229.0	$93.4	$214.9	$6.3	$(0.7)

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

In 2022, the company expects to make cash contributions of $40.2 million, primarily for international defined benefit pension plans.
As of December 31, 2021, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year	U.S.	International
2022	$308.6	$87.9
2023	302.4	90.9
2024	295.5	94.4
2025	287.6	96.1
2026	279.1	99.6
2027 - 2030	1,240.5	538.2
Other postretirement benefits
A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans follows:

As of December 31,	2021	2020
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$80.2	$95.7
Service cost	0.4	0.5
Interest cost	1.8	4.4
Plan participants’ contributions	1.7	2.3
Amendments	1.2	—
Actuarial loss (gain)	1.8	(13.8)
Benefits paid	(5.9)	(8.8)
Foreign currency translation and other adjustments	(0.1)	(0.1)

Benefit obligation at end of year	$81.1	$80.2

Change in plan assets
Fair value of plan assets at beginning of year	$6.0	$6.9
Actual return on plan assets	(0.2)	(0.4)
Employer contributions	4.0	6.0
Plan participants’ contributions	1.7	2.3
Benefits paid	(5.9)	(8.8)

Fair value of plan assets at end of year	$5.6	$6.0

Funded status at end of year	$(75.5)	$(74.2)

Amounts recognized in the consolidated balance sheets consist of:
Other accrued liabilities	$(6.1)	$(5.4)
Long-term postretirement liabilities	(69.4)	(68.8)

Total funded status	$(75.5)	$(74.2)

Accumulated other comprehensive loss, net of tax
Net loss (income)	$1.4	$(3.0)
Prior service credit	(2.1)	(4.9)
Net periodic postretirement benefit cost follows:

Year ended December 31,	2021	2020	2019
Service cost (i)	$0.4	$0.5	$0.5
Interest cost	1.8	4.4	4.8
Expected return on assets	(0.3)	(0.4)	(0.4)
Amortization of prior service cost	(1.7)	(1.6)	(1.7)
Recognized net actuarial (gain) loss	(2.1)	1.0	0.7

Net periodic benefit cost	$(1.9)	$3.9	$3.9

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

Assumed health care cost trend rates at December 31,	2021	2020
Health care cost trend rate assumed for next year	6.5%	5.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2033	2025
As of December 31, 2021, the following benefits are expected to be paid from the company’s postretirement plans:

Year	Expected Payments
2022	$7.1
2023	6.7
2024	6.2
2025	5.7
2026	5.3
2027 - 2031	21.1

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
Private Real Estate and Private Equity – These investments represent interests in limited partnerships which invest in privately-held companies or privately-held real estate or other real assets. Net asset values are developed and reported by the general partners that manage the partnerships. These valuations are based on property appraisals, utilization of market transactions that provide valuation information for comparable companies, discounted cash flows, and other methods. These valuations are reported quarterly and adjusted as necessary at year end based on cash flows within the most recent period.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2021.

	U.S. Plans				International Plans
As of December 31, 2021	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$654.3	$652.4	$1.9	$—	$—	$—	$—	$—
Commingled Funds	398.9		398.9		34.1		34.1
Debt Securities
U.S. Govt. Securities	413.2	413.2
Other Fixed Income	479.3		479.3		3.0		3.0
Insurance Contracts					110.2			110.2
Commingled Funds	525.2		525.2		383.8		383.8
Real Estate
Real Estate Investment Trusts	154.1	154.1
Other
Derivatives (i)	(53.7)	5.8	(59.5)
Commingled Funds					390.0		390.0
Pooled Funds	108.4		108.4
Cumulative futures contracts variation margin paid to brokers	(5.8)	(5.8)
Cash	0.2	0.2			28.7	28.7
Receivables	15.7	15.7
Payables	(1.1)	(1.1)

Total plan assets in fair value hierarchy	$2,688.7	$1,234.5	$1,454.2	$—	$949.8	$28.7	$810.9	$110.2

Plan assets measured using NAV as a practical expedient (ii):
Commingled Funds
Equity	$—				$404.5
Debt	78.6				1,077.3
Other	112.5
Private Real Estate	234.2
Private Equity	25.3

Total pension plan assets	$3,139.3				$2,431.6

Other postretirement plans
Insurance Contracts	$5.6			$5.6

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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2020.

	U.S. Plans				International Plans
As of December 31, 2020	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$774.1	$771.2	$2.9	$—	$—	$—	$—	$—
Commingled Funds	640.6		640.6		153.4		153.4
Debt Securities
U.S. Govt. Securities	388.5	388.5
Other Fixed Income	589.9		589.9		125.8		125.8
Insurance Contracts					127.5			127.5
Commingled Funds	689.9		689.9		471.2		471.2
Real Estate
Real Estate Investment Trusts	112.1	112.1			2.0		2.0
Other
Derivatives (i)	(67.3)	5.0	(72.3)		20.5		20.5
Commingled Funds					381.4		381.4
Pooled Funds	233.4		233.4		178.0		178.0
Cumulative futures contracts variation margin received from brokers	(1.1)	(1.1)
Cash	21.8	21.8			111.7	111.7
Receivables	28.8	28.8			2.1	2.1
Payables	(7.3)	(7.3)			(20.7)	(20.7)

Total plan assets in fair value hierarchy	$3,403.4	$1,319.0	$2,084.4	$—	$1,552.9	$93.1	$1,332.3	$127.5

Plan assets measured using NAV as a practical expedient (ii):
Commingled Funds
Equity	$—				$429.9
Debt	121.7				1,067.4
Other	104.2				27.4
Private Real Estate	208.0				51.8
Private Equity	10.5

Total pension plan assets	$3,847.8				$3,129.4

Other postretirement plans
Insurance Contracts	$6.0			$6.0

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

	2021				2020
	Fair Value	Unfunded Commit- ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit- ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$78.6	$—	Monthly	45 days	$121.7	$—	Monthly	45 days
Other	112.5	—	Monthly	5 days	104.2	—	Monthly	5 days
Private Real Estate (i)	234.2	—	Quarterly	60-90 days	208.0	15.7	Quarterly	60-90 days
Private Equity (ii)	25.3	28.6			10.5	20.9

Total	$450.6	$28.6			$444.4	$36.6

International pension plans
Commingled Funds
Equity	$404.5	$—	Weekly	Up to 2 days	$429.9	$—	Weekly	Up to 2 days
Debt	1,077.3	138.9	Weekly, Monthly, Quarterly	Up to 120 days	1,067.4	86.2	Weekly, Bimonthly, Monthly, Quarterly	Up to 120 days
Other	—	—			27.4	—	Monthly	Up to 30 days
Private Real Estate	—	—			51.8	—	Monthly	Up to 90 days

Total	$1,481.8	$138.9			$1,576.5	$86.2

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
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2018	$(4,084.8)	$(896.7)	$(3,188.1)
Other comprehensive income before reclassifications	136.8	23.8	113.0
Amounts reclassified from accumulated other comprehensive loss	(140.6)	—	(140.6)

Current period other comprehensive (loss) income	(3.8)	23.8	(27.6)

Balance at December 31, 2019	(4,088.6)	(872.9)	(3,215.7)
Other comprehensive income before reclassifications	489.4	78.6	410.8
Amounts reclassified from accumulated other comprehensive loss	(340.3)	(32.3)	(308.0)

Current period other comprehensive income	149.1	46.3	102.8

Balance at December 31, 2020	(3,939.5)	(826.6)	(3,112.9)
Other comprehensive income (loss) before reclassifications	58.6	(43.6)	102.2
Amounts reclassified from accumulated other comprehensive loss	616.8	4.0	612.8

Current period other comprehensive income (loss)	675.4	(39.6)	715.0

Balance at December 31, 2021	$(3,264.1)	$(866.2)	$(2,397.9)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Year ended December 31,	2021	2020	2019
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries (i)	$4.0	$(32.3)	$—
Postretirement Plans:
Amortization of prior service cost (ii)	(6.2)	5.9	5.9
Amortization of actuarial losses (ii)	178.9	(177.3)	(149.7)
Settlement loss (ii)	499.4	(142.1)	(1.1)

Total before tax	676.1	(345.8)	(144.9)
Income tax benefit	(59.3)	5.5	4.3

Total reclassifications for the period	$616.8	$(340.3)	$(140.6)

(i)	Reported in other (expense), net in the consolidated statements of income (loss)
(ii)	Included in net periodic postretirement cost (see Note 18, “Employee plans”)
The following table summarizes the changes in shares of common stock and treasury stock:

	Common Stock	Treasury Stock
Balance at December 31, 2018	54.2	3.1
Debt exchange	10.6	—
Stock-based compensation	1.1	0.4

Balance at December 31, 2019	65.9	3.5
Stock-based compensation	0.9	0.3

Balance at December 31, 2020	66.8	3.8
Debt exchange	4.6	1.2
Stock-based compensation	1.1	0.3

Balance at December 31, 2021	72.5	5.3

Note 21 — Segment information
In January 2021, the company changed its organizational structure to more effectively address evolving client needs. With these changes, the company changed its reportable segments, but this did not impact the consolidated financial statements as of December 31, 2020 and 2019.
The company’s reportable segments are as follows:

•	Digital Workplace Solutions (DWS), which provides solutions that transform digital workplaces securely and create exceptional end-user experiences;

•	Cloud and Infrastructure Solutions (C&I), which provides solutions that drive modern IT service platforms, cloud applications development, intelligent services, and cybersecurity services; and

•	Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
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

5
7

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

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures (as restated)
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). At the time the company filed the original filing, the CEO and the CFO concluded that the company’s disclosure controls and procedures were effective as of December 31, 2021.
The company has reevaluated the effectiveness of the company’s disclosure controls and procedures and identified material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, subsequent to the original filing, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2021 as the company did not design and maintain effective formal policies and procedures over information being communicated by the IT function and the legal and compliance function to those responsible for governance, including the CEO and CFO, to allow timely decisions related to both financial reporting, as further discussed in Management’s Report on Internal Control Over Financial Reporting under Item 8, and other non-financial reporting in the reports that the company files or submits under the Exchange Act.
Notwithstanding the material weaknesses, the CEO and CFO have concluded that the company’s consolidated financial statements included in the Annual Report were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.
Management’s Report on Internal Control Over Financial Reporting (as restated)
Refer to Part II - Item 8—Management’s Report on Internal Control Over Financial Reporting (as restated).

Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Unisys Corporation’s consolidated financial statements are filed as a part of this report on Form 10-K/A in Item 8, Financial Statements and Supplementary Data, and a list of Unisys Corporation’s consolidated financial statements are found on page 11 on this report. Schedule II, Valuation and Qualifying Accounts, is found on page 66 on this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
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
10-K
for the year ended December 31, 1982
(File No. 1-145))

4.2
Indenture, dated as of October 29, 2020, among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 29, 2020)

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

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022)

23.1	Consent of PricewaterhouseCoopers LLP (PCAOB ID 238)

23.2	Consent of KPMG LLP, Philadelphia, PA (PCAOB ID 185)

24	Power of Attorney (incorporated by reference to Exhibit 24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 22, 2022)

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Debra McCann required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Debra McCann required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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
Peter A. Altabef Chair and Chief Executive Officer

Date: November 23, 2022

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for credit losses (deducted from accounts receivable):
Year Ended December 31, 2019	$13.7	$(1.6)	$(0.3)	$11.8
Year Ended December 31, 2020	$11.8	$(0.3)	$(2.3)	$9.2
Year Ended December 31, 2021	$9.2	$(0.6)	$(0.6)	$8.0

(i)	Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.