Form 10-Q/A
period 2022-03-31
UNISYS CORP
filed 2022-11-23
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
March 31, 2022:
67,637,858

EXPLANATORY NOTE
Unisys Corporation is filing this Amendment No. 1 on Form 10-Q/A (this amendment) to its Quarterly Report on Form 10-Q for the period ended March 31, 2022, originally filed with the Securities and Exchange Commission (SEC) on April 27, 2022 (the original filing) to address management’s re-evaluation of disclosure controls and procedures and to reflect the identification of material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting. The material weaknesses did not result in any change to the company’s consolidated financial statements as set forth in the original filing. This amendment is limited in scope to make the following changes to the original filing:

•	To amend Part I - Item 4. Controls and Procedures related to the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

•
To amend Part II - Item 1A. Risk Factors to add an additional risk factor regarding the potential adverse impact that the failure to remediate the material weaknesses could have on our timely and accurate reporting of financial results and to amend a risk factor in the original filing regarding the potential adverse impacts of cybersecurity incidents and vulnerabilities.

•
To amend Part II - Item 6. Exhibits to include currently dated certifications from the company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). At the time the company filed the original filing, the CEO and the CFO concluded that the company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Specifically, subsequent to the original filing, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as the company did not design and maintain effective formal policies and procedures over information being communicated by the IT function and the legal and compliance function to those responsible for governance, including the CEO and CFO, to allow timely decisions related to both financial reporting, as further described below, and other non-financial reporting in the reports that the company files or submits under the Exchange Act.

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

Notwithstanding such material weaknesses, the CEO and CFO have concluded that the company’s consolidated financial statements included in the Quarterly Report were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company’s 2021 Form 10-K filed with the SEC on February 22, 2022, except for the following:

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

Subsequent to the original filing, following an investigation by the company’s Audit & Finance Committee (Audit Committee) into the company’s internal control environment, the company has reevaluated the effectiveness of the company’s disclosure controls and procedures and internal control over financial reporting and identified material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal control over financial reporting. For further discussion of the material weaknesses, see Item 4, Controls and Procedures.

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

Item 6. Exhibits

See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 30, 2010)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2011)

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on April 28, 2017)

3.4	Bylaws of Unisys Corporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on May 15, 2019)

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Debra McCann required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Debra McCann required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101	The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (the cover page XBRL tags are embedded within the iXBRL (Inline Extensible Business Reporting Language) document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

Date: November 23, 2022	By:	/s/ Peter A. Altabef
Peter A. Altabef
Chair and Chief Executive Officer
(principal executive officer)