Form 10-Q
period 2022-09-30
UNISYS CORP
filed 2022-11-23
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of September 30, 2022: 67,787,549

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Services	$395.2	$417.9	$1,187.6	$1,268.8
Technology	66.0	70.1	235.3	246.3
	461.2	488.0	1,422.9	1,515.1
Costs and expenses
Cost of revenue
Services	318.2	343.1	961.6	1,019.7
Technology	38.7	18.0	121.5	87.1
	356.9	361.1	1,083.1	1,106.8
Selling, general and administrative	106.3	95.1	320.3	279.7
Research and development	6.0	6.7	17.3	19.1
	469.2	462.9	1,420.7	1,405.6
Operating (loss) income	(8.0)	25.1	2.2	109.5
Interest expense	7.9	8.5	24.6	27.0
Other (expense), net	(23.3)	(24.2)	(66.2)	(434.6)
Loss before income taxes	(39.2)	(7.6)	(88.6)	(352.1)
Provision for (benefit from) income taxes	0.7	10.9	25.1	(33.8)
Consolidated net loss	(39.9)	(18.5)	(113.7)	(318.3)
Net income (loss) attributable to noncontrolling interests	0.2	0.2	0.8	(1.0)
Net loss attributable to Unisys Corporation	$(40.1)	$(18.7)	$(114.5)	$(317.3)
Loss per share attributable to Unisys Corporation
Basic	$(0.59)	$(0.28)	$(1.69)	$(4.79)
Diluted	$(0.59)	$(0.28)	$(1.69)	$(4.79)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated net loss	$(39.9)	$(18.5)	$(113.7)	$(318.3)
Other comprehensive income (loss)
Foreign currency translation	(90.9)	(36.5)	(204.2)	(36.8)
Postretirement adjustments, net of tax of $14.4 and $35.2 in 2022 and $7.4 and $45.2 in 2021	89.1	63.4	234.8	408.6
Total other comprehensive (loss) income	(1.8)	26.9	30.6	371.8
Comprehensive (loss) income	(41.7)	8.4	(83.1)	53.5
Less comprehensive income (loss) attributable to noncontrolling interests	0.1	(0.8)	(0.5)	(0.5)
Comprehensive (loss) income attributable to Unisys Corporation	$(41.8)	$9.2	$(82.6)	$54.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2022		December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$351.4		$552.9
Accounts receivable, net	404.6		451.7
Contract assets	26.3		42.0
Inventories	12.4		7.6
Prepaid expenses and other current assets	83.7		78.8
Total current assets	878.4		1,133.0
Properties	436.8		468.0
Less-accumulated depreciation and amortization	359.1		381.5
Properties, net	77.7		86.5
Outsourcing assets, net	78.7		124.6
Marketable software, net	168.6		176.2
Operating lease right-of-use assets	48.0		62.7
Prepaid postretirement assets	170.7	*	159.7
Deferred income taxes	109.9		125.3
Goodwill	286.2		315.0
Intangible assets, net	54.8		34.9
Restricted cash	13.6		7.7
Assets held-for-sale	20.0		20.0
Other long-term assets	151.5		173.9
Total assets	$2,058.1	*	$2,419.5
Liabilities and deficit
Current liabilities:
Current maturities of long-term-debt	$17.5		$18.2
Accounts payable	157.3		180.2
Deferred revenue	206.2		253.2
Other accrued liabilities	261.0		300.9
Total current liabilities	642.0		752.5
Long-term debt	498.4		511.2
Long-term postretirement liabilities	851.0	*	976.2
Long-term deferred revenue	127.2		150.7
Long-term operating lease liabilities	34.0		46.1
Other long-term liabilities	40.8		47.2
Commitments and contingencies (see Note 15)
Deficit:
Common stock, shares issued: 2022; 73.3, 2021; 72.5	0.7		0.7
Accumulated deficit	(1,523.5)		(1,409.0)
Treasury stock, shares at cost: 2022; 5.5, 2021; 5.3	(155.9)		(152.2)
Paid-in capital	4,726.8		4,710.9
Accumulated other comprehensive loss	(3,232.2)		(3,264.1)
Total Unisys Corporation stockholders’ deficit	(184.1)		(113.7)
Noncontrolling interests	48.8		49.3
Total deficit	(135.3)		(64.4)
Total liabilities and deficit	$2,058.1	*	$2,419.5
*These consolidated financial statements reflect a change of $15.2 million to increase both assets and liabilities, as compared to the previously filed consolidated financial statements on November 7, 2022.
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Consolidated net loss	$(113.7)	$(318.3)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Foreign currency losses	6.3	3.2
Non-cash interest expense	1.0	1.5
Employee stock compensation	15.2	11.5
Depreciation and amortization of properties	29.3	23.2
Depreciation and amortization of outsourcing assets	48.8	50.8
Amortization of marketable software	42.7	50.9
Amortization of intangible assets	7.7	1.7
Other non-cash operating activities	0.2	(0.1)
Loss on disposal of capital assets	1.6	1.5
Postretirement contributions	(33.9)	(43.6)
Postretirement expense	34.1	407.7
Deferred income taxes, net	(6.5)	(65.3)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	48.4	135.0
Inventories	(5.6)	2.2
Other assets	(2.5)	(4.1)
Accounts payable and current liabilities	(101.5)	(229.6)
Other liabilities	6.2	36.3
Net cash (used for) provided by operating activities	(22.2)	64.5
Cash flows from investing activities
Purchase of businesses, net of cash acquired	(0.3)	(150.4)
Proceeds from investments	2,441.0	3,286.4
Purchases of investments	(2,499.4)	(3,294.6)
Investment in marketable software	(35.2)	(42.1)
Capital additions of properties	(21.5)	(19.7)
Capital additions of outsourcing assets	(8.1)	(14.7)
Other	(0.9)	(0.9)
Net cash used for investing activities	(124.4)	(236.0)
Cash flows from financing activities
Payments of long-term debt	(14.6)	(99.1)
Proceeds from issuance of long-term debt	—	1.5
Proceeds from exercise of stock options	—	4.5
Other	(3.8)	(7.7)
Net cash used for financing activities	(18.4)	(100.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30.6)	(9.9)
Decrease in cash, cash equivalents and restricted cash	(195.6)	(282.2)
Cash, cash equivalents and restricted cash, beginning of period	560.6	906.7
Cash, cash equivalents and restricted cash, end of period	$365.0	$624.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF DEFICIT (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(57.0)	(57.3)		(57.3)				0.3
Stock-based activity	2.2	2.2			(3.5)	5.7
Translation adjustments	(17.7)	(14.9)					(14.9)	(2.8)
Postretirement plans	57.3	55.7					55.7	1.6
Balance at March 31, 2022	$(79.6)	$(128.0)	$0.7	$(1,466.3)	$(155.7)	$4,716.6	$(3,223.3)	$48.4
Consolidated net income (loss)	(16.8)	(17.1)		(17.1)				0.3
Stock-based activity	5.1	5.1			(0.2)	5.3
Translation adjustments	(95.6)	(92.3)					(92.3)	(3.3)
Postretirement plans	88.4	85.1					85.1	3.3
Balance at June 30, 2022	$(98.5)	$(147.2)	$0.7	$(1,483.4)	$(155.9)	$4,721.9	$(3,230.5)	$48.7
Consolidated net (loss) income	(39.9)	(40.1)		(40.1)				0.2
Stock-based activity	4.9	4.9				4.9
Translation adjustments	(90.9)	(87.4)					(87.4)	(3.5)
Postretirement plans	89.1	85.7					85.7	3.4
Balance at September 30, 2022	$(135.3)	$(184.1)	$0.7	$(1,523.5)	$(155.9)	$4,726.8	$(3,232.2)	$48.8

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net (loss) income	(157.5)	(157.8)		(157.8)				0.3
Capped call on conversion of notes	—	—			(30.8)	30.8
Stock-based activity	(1.3)	(1.3)			(6.7)	5.4
Translation adjustments	(17.1)	(17.9)					(17.9)	0.8
Postretirement plans	202.2	202.2					202.2	—
Balance at March 31, 2021	$(285.8)	$(331.6)	$0.7	$(1,118.3)	$(151.9)	$4,693.1	$(3,755.2)	$45.8
Consolidated net loss	(142.3)	(140.8)		(140.8)				(1.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	16.8	16.4					16.4	0.4
Postretirement plans	143.0	142.7					142.7	0.3
Balance at June 30, 2021	$(263.8)	$(308.8)	$0.7	$(1,259.1)	$(152.1)	$4,697.8	$(3,596.1)	$45.0
Consolidated net (loss) income	(18.5)	(18.7)		(18.7)				0.2
Stock-based activity	5.3	5.3			—	5.3
Translation adjustments	(36.5)	(33.9)					(33.9)	(2.6)
Postretirement plans	63.4	61.8					61.8	1.6
Balance at September 30, 2021	$(250.1)	$(294.3)	$0.7	$(1,277.8)	$(152.1)	$4,703.1	$(3,568.2)	$44.2

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
In the second quarter of 2022, the company finalized its valuation of assets acquired and liabilities assumed resulting in measurement period adjustments that decreased goodwill by $27.5 million primarily related to an increase of $27.6 million in the fair value of the acquired intangible assets.
Goodwill is the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. The goodwill represents expected synergies, intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Goodwill determined by the allocation of the purchase price was recorded in the company’s Cloud, Applications & Infrastructure Solutions segment and is deductible for tax purposes.
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
For the nine months ended September 30, 2022, the company incurred and expensed acquisition-related costs of $0.4 million, Acquisition-related costs are included within selling, general and administrative expenses on the consolidated statements of income (loss).
Note 4 - Cost-Reduction Actions
During the three months ended September 30, 2022, the company recognized cost-reduction charges and other costs of $8.1 million. The charges related to work-force reductions were $0.5 million for changes in estimates. In addition, the company recorded charges of $7.6 million comprised of $1.9 million for net foreign currency losses related to exiting foreign countries, $4.7 million for asset impairments and $1.0 million for other expenses related to cost-reduction efforts.
During the three months ended September 30, 2021, the company recognized net cost-reduction charges and other costs of $0.8 million. The net credits related to work-force reductions were $0.6 million, principally related to severance costs, and were comprised of: (a) a charge of $0.7 million and (b) a credit of $1.3 million for changes in estimates. In addition, the company recorded net charges of $1.4 million comprised of a charge of $1.3 million for net foreign currency losses related to exiting foreign countries, a charge of $0.5 million for asset impairments and a credit of $0.4 million related to other cost-reduction efforts.
During the nine months ended September 30, 2022, the company recognized net cost-reduction charges and other costs of $14.2 million. The credit related to work-force reductions was $0.4 million for changes in estimates. In addition, the company recorded charges of $14.6 million comprised of $4.8 million for net foreign currency losses related to exiting foreign countries, $9.4 million for asset impairments and a net charge of $0.4 million for other expenses related to cost-reduction efforts.

During the nine months ended September 30, 2021, the company recognized net cost-reduction charges and other costs of $14.4 million. The net credits related to work-force reductions were $2.5 million, principally related to severance costs, and were comprised of: (a) a charge of $6.5 million and (b) a credit of $9.0 million for changes in estimates. In addition, the company recorded charges of $16.9 million comprised of $2.9 million for net foreign currency losses related to exiting foreign countries, $7.3 million for asset impairments and $6.7 million for other expenses related to cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$3.9	$(0.2)	$7.4	$0.9
Selling, general and administrative	2.4	(0.1)	2.2	8.7
Research and development	(0.1)	(0.2)	(0.2)	1.9
Other (expense), net	1.9	1.3	4.8	2.9
Total	$8.1	$0.8	$14.2	$14.4
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2021	$16.3	$5.7	$10.6
Payments	(8.6)	(3.4)	(5.2)
Changes in estimates	(0.4)	(1.0)	0.6
Translation adjustments	(1.0)	—	(1.0)
Balance at September 30, 2022	$6.3	$1.3	$5.0
Expected future utilization on balance at September 30, 2022:
Short-term	$6.3	$1.3	$5.0

Note 5 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.4	$—	$0.4	$0.7	$—	$0.7
Interest cost	38.2	28.7	9.5	38.2	29.4	8.8
Expected return on plan assets	(66.1)	(47.4)	(18.7)	(69.8)	(50.0)	(19.8)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)	(1.3)	(0.7)	(0.6)
Recognized net actuarial loss	40.5	31.4	9.1	45.8	34.0	11.8
Net periodic pension expense (income)	$11.8	$12.1	$(0.3)	$13.6	$12.7	$0.9

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.4	$—	$1.4	$2.4	$—	$2.4
Interest cost	116.2	86.0	30.2	116.2	88.2	28.0
Expected return on plan assets	(201.8)	(142.3)	(59.5)	(212.3)	(149.9)	(62.4)
Amortization of prior service benefit	(3.8)	(1.9)	(1.9)	(4.0)	(1.9)	(2.1)
Recognized net actuarial loss	123.3	94.4	28.9	138.6	101.8	36.8
Settlement losses (ii) (iii)	—	—	—	368.7	158.0	210.7
Net periodic pension expense (income)	$35.3	$36.2	$(0.9)	$409.6	$196.2	$213.4

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

(ii)In the second quarter of 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multi-client circle within a multi-employer fund. This action resulted in a pre-tax settlement loss of $182.6 million for the nine months ended September 30, 2021. Additionally, the company’s Swiss subsidiary transferred its defined benefit pension plans to a multiple-employer collective foundation. This action resulted in a pre-tax settlement loss of $28.1 million for the nine months ended September 30, 2021.

(iii)In January 2021, the company purchased a group annuity contract to transferred projected benefit obligations related to its U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $158.0 million for the nine months ended September 30, 2021.

In 2022, the company expects to make cash contributions of approximately $38.5 million primarily for the company’s international defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million to its worldwide defined benefit pension plans. During the nine months ended September 30, 2022 and 2021, the company made cash contributions of $30.9 million and $40.3 million, respectively.
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

Net periodic postretirement benefit income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost(i)	$0.1	$0.1	$0.2	$0.3
Interest cost	0.4	0.5	1.4	1.3
Expected return on assets	—	(0.1)	(0.2)	(0.3)
Recognized net actuarial gain	(0.5)	(0.7)	(1.5)	(2.0)
Amortization of prior service cost	(0.4)	(0.4)	(1.1)	(1.2)
Net periodic postretirement benefit income	$(0.4)	$(0.6)	$(1.2)	$(1.9)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of approximately $6 million to its postretirement benefit plan in 2022. In 2021, the company made cash contributions of $4.0 million to its postretirement benefit plan. For the nine months ended September 30, 2022 and 2021, the company made cash contributions of $3.0 million and $3.3 million, respectively.
Note 6 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of September 30, 2022, the company has granted non-qualified stock options, restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2022 and 2021, the company recorded $15.2 million and $11.5 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the nine months ended September 30, 2022 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2021	2,124	$22.73
Granted	1,174	24.73
Vested	(787)	22.23
Forfeited and expired	(163)	25.23
Outstanding at September 30, 2022	2,348	23.71

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the nine months ended September 30, 2022 and 2021 was $27.0 million and $32.4 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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
As of September 30, 2022, there was $34.0 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2022 and 2021 was $16.6 million and $14.8 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 7 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Postretirement expense*	$(10.9)	$(12.2)	$(32.5)	$(405.0)
Foreign exchange losses**	(5.9)	(2.1)	(6.3)	(3.0)
Environmental costs and other, net	(6.5)	(9.9)	(27.4)	(26.6)
Total other (expense), net	$(23.3)	$(24.2)	$(66.2)	$(434.6)
*Includes $368.7 million in the nine months ended September 30, 2021 of settlement losses related to defined benefit pension plans. See Note 5.
**Includes net foreign losses of $1.9 million and $1.3 million, respectively, in the three months ended September 30, 2022 and 2021, related to substantial completion of liquidation of foreign subsidiaries. Includes net foreign currency losses of $4.8 million and $2.9 million, respectively, in the nine months ended September 30, 2022 and 2021, related to substantial completion of liquidation of foreign subsidiaries.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The realization of the company’s net deferred tax assets as of September 30, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. As a result of its projections of future taxable income, the company has determined that a portion of its non-U.S. net deferred tax assets no longer requires a valuation allowance as of September 30, 2022. The release of the valuation allowance for the three and nine months ended September 30, 2022 was approximately $10.4 million and $12.1 million, respectively, primarily in the United Kingdom and other European jurisdictions.
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
Note 9 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(40.1)	$(18.7)	$(114.5)	$(317.3)
Weighted average shares	67,787	67,131	67,623	66,211
Basic loss per common share	$(0.59)	$(0.28)	$(1.69)	$(4.79)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(40.1)	$(18.7)	$(114.5)	$(317.3)
Weighted average shares	67,787	67,131	67,623	66,211
Plus incremental shares from assumed conversions of employee stock plans	—	—	—	—
Adjusted weighted average shares	67,787	67,131	67,623	66,211
Diluted loss per common share	$(0.59)	$(0.28)	$(1.69)	$(4.79)

Anti-dilutive weighted-average stock options and restricted stock units(i)	339	764	531	857

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
Net contract assets (liabilities) are as follows:

	September 30, 2022	December 31, 2021
Contract assets - current	$26.3	$42.0
Contract assets - long-term(i)	13.6	17.4
Deferred revenue - current	(206.2)	(253.2)
Deferred revenue - long-term	(127.2)	(150.7)

(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized that was included in deferred revenue at the beginning of the period	$40.7	$47.5	$185.5	$210.4
Note 11 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At September 30, 2022 and December 31, 2021, the company had $4.1 million and $6.7 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Deferred commissions - amortization expense(i)	$0.5	$0.6	$2.4	$2.2

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at September 30, 2022 and December 31, 2021 was $38.8 million and $56.2 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Costs to fulfill a contract - amortization expense	$5.1	$7.7	$21.5	$20.4
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 12 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2022 and December 31, 2021, the notional amount of these contracts was $484.9 million and $552.2 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	September 30, 2022	December 31, 2021
Balance Sheet Location
Prepaid expenses and other current assets	$0.1	$3.6
Other accrued liabilities	13.4	2.1
Total fair value	$(13.3)	$1.5
The following table summarizes the location and amount of gains and (losses) recognized on foreign exchange forward contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statement of Income Location
Other (expense), net	$(33.1)	$(11.4)	$(73.3)	$(15.7)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$479.0	$381.9	$478.1	$527.0
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.

Note 13 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2021	$315.0	$140.9	$65.5	$98.3	$10.3
Acquisition - Measurement period adjustment (see Note 3)	(27.5)	—	(27.5)	—	—
Translation adjustments	(1.3)	(1.3)	—	—	—
Balance at September 30, 2022	$286.2	$139.6	$38.0	$98.3	$10.3
At September 30, 2022, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Intangible Assets, Net
Intangible assets, net at September 30, 2022 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$4.2	$5.8
Customer relationships (ii)	54.2	6.3	47.9
Marketing (ii)	1.3	0.2	1.1
Total	$65.5	$10.7	$54.8
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss). See Note 3 for measurement period adjustment.
For the three months ended September 30, 2022 and 2021 amortization expense was $2.4 million and $1.2 million, respectively. For the nine months ended September 30, 2022 and 2021 amortization expense was $7.7 million and $1.7 million, respectively.
The future amortization relating to acquired intangible assets at September 30, 2022 was estimated as follows:

Future Amortization Expense
Remainder of 2022	$2.4
2023	9.7
2024	7.2
2025	4.3
2026	4.0
Thereafter	27.2
Total	$54.8

Note 14 - Debt
Long-term debt is comprised of the following:

	September 30, 2022	December 31, 2021
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $6.0 and $6.9 million at September 30, 2022 and at December 31, 2021)	$479.0	$478.1
Finance leases	1.4	2.7
Other debt	35.5	48.6
Total	515.9	529.4
Less – current maturities	17.5	18.2
Total long-term debt	$498.4	$511.2

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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest coupon	$8.3	$8.3	$25.0	$25.0
Amortization of issuance costs	0.3	0.3	0.9	0.9
Total	$8.6	$8.6	$25.9	$25.9
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

Nine Months Ended September 30, 2021
Contractual interest coupon	$0.8
Amortization of debt discount	0.5
Amortization of debt issuance costs	0.1
Total	$1.4
Other Debt
The company has a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At September 30, 2022, $5.4 million was reported in current maturities of long-term debt.
The company has a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At September 30, 2022, $4.0 million was reported in current maturities of long-term debt.
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2022, the company had no borrowings and $6.3 million of letters of credit outstanding, and availability under the facility was $66.3 million net of letters of credit issued.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the amount of such pension payments, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
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
At September 30, 2022, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2022, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $103.3 million.
On November 11, 2022, a purported stockholder of the company filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against the company and certain of its current officers, alleging violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements related to projections and certain other statements positively characterizing the company’s momentum, business, prospects and operations, and the effectiveness of the company’s internal control over financial reporting and the company’s disclosure controls and procedures. The plaintiff seeks an award of compensatory damages, among other relief, and costs and attorneys’ and experts’ fees.
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

Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2022, it has adequate provisions for any such matters.
Note 16 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2021	$(3,264.1)	$(866.2)	$(2,397.9)
Other comprehensive (loss) income before reclassifications	(84.3)	(199.4)	115.1
Amounts reclassified from accumulated other comprehensive loss	116.2	4.8	111.4
Current period other comprehensive income (loss)	31.9	(194.6)	226.5
Balance at September 30, 2022	$(3,232.2)	$(1,060.8)	$(2,171.4)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$1.9	$(1.3)	$4.8	$(2.9)
Postretirement plans(ii):
Amortization of prior service cost	(1.6)	(1.6)	(4.5)	(4.7)
Amortization of actuarial losses	40.0	44.3	120.5	134.3
Settlement losses	—	—	—	300.7
Total before tax	40.3	41.4	120.8	427.4
Income tax	(1.4)	(1.4)	(4.6)	(40.0)
Total reclassifications for the period	$38.9	$40.0	$116.2	$387.4

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 5).
Note 17 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2022	2021
Cash paid during the period for:
Income taxes, net of refunds	$36.4	$43.5
Interest	$19.3	$22.7
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$351.4	$552.9
Restricted cash	13.6	7.7
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$365.0	$560.6
Cash and cash equivalents subject to contractual restrictions and are therefore not readily available are classified as restricted cash.

Note 18 - Segment Information
Effective January 1, 2022, the company changed the grouping of certain immaterial revenue streams. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation. In addition, during the second quarter of 2022, the company renamed its Cloud and Infrastructure Solutions segment as Cloud, Applications & Infrastructure Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides modern and traditional workplace solutions;
•Cloud, Applications & Infrastructure Solutions (CA&I), which provides digital platform, applications, and infrastructure solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income (loss), the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three and nine months ended September 30, 2021 was $0.3 million and $1.4 million, respectively. The sales and profit on these transactions are eliminated in consolidation.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in other gross profit.

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2022
Customer revenue	$390.1	$130.1	$122.3	$137.7
Intersegment	—	—	—	—
Total revenue	$390.1	$130.1	$122.3	$137.7
Gross profit	$107.3	$19.7	$6.8	$80.8

Three Months Ended September 30, 2021
Customer revenue	$410.4	$143.2	$115.9	$151.3
Intersegment	—	—	—	—
Total revenue	$410.4	$143.2	$115.9	$151.3
Gross profit	$123.2	$17.7	$6.8	$98.7

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2022
Customer revenue	$1,207.7	$382.1	$381.5	$444.1
Intersegment	—	—	—	—
Total revenue	$1,207.7	$382.1	$381.5	$444.1
Gross profit	$339.7	$52.2	$20.9	$266.6

Nine Months Ended September 30, 2021
Customer revenue	$1,284.9	$434.5	$358.3	$492.1
Intersegment	1.4	—	—	1.4
Total revenue	$1,286.3	$434.5	$358.3	$493.5
Gross profit	$399.3	$59.7	$30.2	$309.4

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment revenue	$390.1	$410.4	$1,207.7	$1,286.3
Other revenue	71.1	77.6	215.2	230.2
Elimination of intercompany revenue	—	—	—	(1.4)
Total consolidated revenue	$461.2	$488.0	$1,422.9	$1,515.1
Presented below is a reconciliation of total segment gross profit to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total segment gross profit	$107.3	$123.2	$339.7	$399.3
Other gross profit	(3.0)	3.7	0.1	9.0
Total gross profit	104.3	126.9	339.8	408.3
Selling, general and administrative expense	(106.3)	(95.1)	(320.3)	(279.7)
Research and development expense	(6.0)	(6.7)	(17.3)	(19.1)
Interest expense	(7.9)	(8.5)	(24.6)	(27.0)
Other (expense), net	(23.3)	(24.2)	(66.2)	(434.6)
Total earnings (loss) before income taxes	$(39.2)	$(7.6)	$(88.6)	$(352.1)
Other revenue and other gross profit are comprised of an aggregation of a number of immaterial business activities that principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$208.9	$191.1	$643.5	$627.2
United Kingdom	59.0	53.1	181.7	225.2
Other foreign	193.3	243.8	597.7	662.7
Total	$461.2	$488.0	$1,422.9	$1,515.1
Note 19 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2022, the company had approximately $0.5 billion of remaining performance obligations of which approximately 9% is estimated to be recognized as revenue by the end of 2022, 34% by the end of 2023, 24% by the end of 2024, 13% by the end of 2025 and 20% thereafter.
Note 20 - Subsequent Event
Subsequent to quarter-end and through the date of this filing, the company has experienced a significant decline in its market capitalization, from $0.5 billion to $0.3 billion. Management is evaluating whether this decline represents a triggering event for assessing the goodwill and intangible asset balances for impairment in the fourth quarter of 2022. As of September 30, 2022, the balances of the company’s goodwill and intangible asset were $286.2 million and $54.8 million, respectively.

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
Overview
For the three months ended September 30, 2022, the company reported net loss attributable to Unisys Corporation of $40.1 million, or $0.59 per diluted share, compared with a loss of $18.7 million, or $0.28 per diluted share, for the three months ended September 30, 2021.
For the nine months ended September 30, 2022, the company reported net loss attributable to Unisys Corporation of $114.5 million, or $1.69 per diluted share, compared with a loss of $317.3 million, or $4.79 per diluted share, for the nine months ended September 30, 2021. Included in the loss for the nine months ended September 30, 2021 were pension plan settlement losses net of tax of $317.0 million.
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
Results of operations
Company results
Three months ended September 30, 2022 compared with the three months ended September 30, 2021
Revenue for the three months ended September 30, 2022 was $461.2 million compared with $488.0 million for the three months of 2021, a decrease of 5.5% from the prior year. Foreign currency fluctuations had a 6 percentage-point negative impact on revenue in the current period compared with the year-ago period.
U.S. revenue increased 9.3% in the current period compared with the year-ago period. International revenue decreased 15.0% in the current period compared with the prior-year period principally due to decreases in Europe, Asia/Pacific and Latin America. Foreign currency had a 9 percentage-point negative impact on international revenue in the three months ended September 30, 2022 compared with the three months ended September 30, 2021.
During the three months ended September 30, 2022, the company recognized cost-reduction charges and other costs of $8.1 million. The charges related to work-force reductions were $0.5 million for changes in estimates. In addition, the company recorded charges of $7.6 million comprised of $1.9 million for net foreign currency losses related to exiting foreign countries, $4.7 million for asset impairments and $1.0 million for other expenses related to cost-reduction efforts.
During the three months ended September 30, 2021, the company recognized net cost-reduction charges and other costs of $0.8 million. The net credits related to work-force reductions were $0.6 million, principally related to severance costs, and were comprised of: (a) a charge of $0.7 million and (b) a credit of $1.3 million for changes in estimates. In addition, the company recorded net charges of $1.4 million comprised of a charge of $1.3 million for net foreign currency losses related to exiting foreign countries, a charge of $0.5 million for asset impairments and a credit of $0.4 million related to other cost reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,
	2022	2021
Cost of revenue	$3.9	$(0.2)
Selling, general and administrative	2.4	(0.1)
Research and development	(0.1)	(0.2)
Other (expense), net	1.9	1.3
Total	$8.1	$0.8
Gross profit margin was 22.6% in the three months ended September 30, 2022 compared with 26.0% in the three months ended September 30, 2021. The decrease was principally due to lower software license renewals.
Selling, general and administrative expense in the three months ended September 30, 2022 was $106.3 million (23.0% of revenue) compared with $95.1 million (19.5% of revenue) in the year-ago period. The change was primarily due one-time charges related to cost reduction activities and other non-recurring expenses.
Research and development (R&D) expense for the three months ended September 30, 2022 and 2021 was $6.0 million and $6.7 million, respectively.
For the three months ended September 30, 2022, the company reported an operating loss of $8.0 million compared with an operating profit of $25.1 million for prior year period. The decrease was primarily driven by lower software license renewals, one-time charges related to cost reduction activities and other non-recurring expenses.
Interest expense for the three months ended September 30, 2022 was $7.9 million compared with $8.5 million for the three months ended September 30, 2021.
Other (expense), net was expense of $23.3 million for the three months ended September 30, 2022 compared with expense of $24.2 million for the three months ended September 30, 2021. See Note 7 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended September 30, 2022 was $39.2 million compared with a loss of $7.6 million for the three months ended September 30, 2021.
The provision for income taxes was $0.7 million for the three months ended September 30, 2022 compared with a provision of $10.9 million for the three months ended September 30, 2021. The change in the tax provision is described below.
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
The realization of the company’s net deferred tax assets as of September 30, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. As a result of its projections of future taxable income, the company has determined that a portion of its non-U.S. net deferred tax assets no longer requires a valuation allowance as of September 30, 2022. The release of the valuation allowance for the three months ended September 30, 2022 was approximately $10.4 million, primarily in the United Kingdom and other European jurisdictions.
Net loss attributable to Unisys Corporation for the three months ended September 30, 2022 was $40.1 million, or $0.59 per diluted share, compared with a loss of $18.7 million, or $0.28 per diluted share, for the three months ended September 30, 2021.
Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021
Revenue for the nine months ended September 30, 2022 was $1,422.9 million compared with $1,515.1 million for the nine months ended September 30, 2021, a decrease of 6.1% from the prior year period. Foreign currency fluctuations had a 4 percentage-point negative impact on revenue in the current period compared with the year-ago period.

U.S. revenue increased 2.6% in the current period compared with the year-ago period. International revenue decreased 12.2% in the current period compared with the prior-year period due to decreases in Europe and Asia/Pacific. Foreign currency had a 6 percentage-point negative impact on international revenue in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.
During the nine months ended September 30, 2022, the company recognized net cost-reduction charges and other costs of $14.2 million. The credit related to work-force reductions was $0.4 million for changes in estimates. In addition, the company recorded charges of $14.6 million comprised of $4.8 million for net foreign currency losses related to exiting foreign countries, $9.4 million for asset impairments and a net charge of $0.4 million for other expenses related to cost-reduction efforts.
During the nine months ended September 30, 2021, the company recognized net cost-reduction charges and other costs of $14.4 million. The net credits related to work-force reductions were $2.5 million, principally related to severance costs, and were comprised of: (a) a charge of $6.5 million and (b) a credit of $9.0 million for changes in estimates. In addition, the company recorded charges of $16.9 million comprised of $2.9 million for net foreign currency losses related to exiting foreign countries, $7.3 million for asset impairments and $6.7 million for other expenses related to cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Nine Months Ended September 30,
	2022	2021
Cost of revenue	$7.4	$0.9
Selling, general and administrative	2.2	8.7
Research and development	(0.2)	1.9
Other (expense), net	4.8	2.9
Total	$14.2	$14.4
Gross profit margin was 23.9% in the nine months ended September 30, 2022 compared with 26.9% in the nine months ended September 30, 2021. The decrease was primarily due to lower software license renewals.
Selling, general and administrative expense in the nine months ended September 30, 2022 was $320.3 million (22.5% of revenue) compared with $279.7 million (18.5% of revenue) in the year-ago period. The change was primarily due to increased investments in marketing, one-time charges related to cost reduction activities and other non-recurring expenses.
Research and development (R&D) expense for the nine months ended September 30, 2022 and 2021 was $17.3 million and $19.1 million, respectively.
For the nine months ended September 30, 2022, the company reported an operating profit of $2.2 million compared with an operating profit of $109.5 million for the prior-year period. The decrease was primarily driven by lower software license renewals and the increased selling, general and administrative expenses discussed above.
Interest expense for the nine months ended September 30, 2022 was $24.6 million compared with $27.0 million for the nine months ended September 30, 2021.
Other (expense), net was expense of $66.2 million for the nine months ended September 30, 2022 compared with expense of $434.6 million for the nine months ended September 30, 2021. Other (expense), net for the nine months ended September 30, 2021 included $368.7 million of pension plan settlement losses. See Note 7 of the Notes to Consolidated Financial Statements.
The loss before income taxes for the nine months ended September 30, 2022 was $88.6 million compared with a loss of $352.1 million for the nine months ended September 30, 2021. Included in the loss for the nine months ended September 30, 2021 were pension plan settlement losses of $368.7 million.
The provision for income taxes was $25.1 million for the nine months ended September 30, 2022 compared with a benefit of $33.8 million for the nine months ended September 30, 2021. Included in the provision for the nine months ended September 30, 2022 was a partial release of valuation allowances of approximately $12.1 million. See Note 8 of the Notes to the Consolidated Financial Statements. The prior year period included income tax benefits of $51.7 million related to the pension plan settlement losses in the Netherlands and Switzerland.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2022 was $114.5 million, or $1.69 per diluted share, compared with a loss of $317.3 million, or $4.79 per diluted share, for the nine months ended September 30, 2021. Included in the loss for the nine months ended September 30, 2021 were pension plan settlement losses net of tax of $317.0 million.

Segment results
Effective January 1, 2022, the company changed the grouping of certain immaterial revenue streams. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation. In addition, during the second quarter of 2022, the company renamed its Cloud and Infrastructure Solutions segment as Cloud, Applications & Infrastructure Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides modern and traditional workplace solutions;
•Cloud, Applications & Infrastructure Solutions (CA&I), which provides digital platform, applications, and infrastructure solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income, the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the three and nine months ended September 30, 2021 was $0.3 million and $1.4 million, respectively. The sales and profit on these transactions are eliminated in consolidation.
The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in other gross profit.
Three months ended September 30, 2022 compared with the three months ended September 30, 2021
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2022
Customer revenue	$390.1	$130.1	$122.3	$137.7
Intersegment	—	—	—	—
Total revenue	$390.1	$130.1	$122.3	$137.7
Gross profit percent	27.5%	15.1%	5.6%	58.7%

Three Months Ended September 30, 2021
Customer revenue	$410.4	$143.2	$115.9	$151.3
Intersegment	—	—	—	—
Total revenue	$410.4	$143.2	$115.9	$151.3
Gross profit percent	30.0%	12.4%	5.9%	65.2%

Gross profit percent is as a percent of total revenue.
DWS revenue was $130.1 million for the three months ended September 30, 2022, a decline of 9.1% compared with the three months ended September 30, 2021. Revenue for the three months ended September 30, 2022 was negatively impacted by the run-off effect of certain non-strategic contracts that the company exited in 2021. Foreign currency fluctuations had a 5 percentage-point negative impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 15.1% in the current period compared with 12.4% in the year-ago period. The increase in gross profit for the three months ended September 30, 2022 compared with the year-ago period reflected automation and productivity improvements.
CA&I revenue was $122.3 million for the three months ended September 30, 2022, an increase of 5.5% compared with the three months ended September 30, 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on CA&I revenue in the current period compared with the year-ago period. Gross profit percent was 5.6% in the current period compared with 5.9% in the year-ago period.
ECS revenue was $137.7 million for the three months ended September 30, 2022, a decline of 9.0% compared with the three months ended September 30, 2021. Foreign currency fluctuations had a 6 percentage-point negative impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 58.7% in the current period compared with 65.2% in the year-ago period. The decrease in both revenue and gross profit was principally due to lower software license renewals.
Nine months ended September 30, 2022 compared with the nine months ended September 30, 2021
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2022
Customer revenue	$1,207.7	$382.1	$381.5	$444.1
Intersegment	—	—	—	—
Total revenue	$1,207.7	$382.1	$381.5	$444.1
Gross profit percent	28.1%	13.7%	5.5%	60.0%

Nine Months Ended September 30, 2021
Customer revenue	$1,284.9	$434.5	$358.3	$492.1
Intersegment	1.4	—	—	1.4
Total revenue	$1,286.3	$434.5	$358.3	$493.5
Gross profit percent	31.0%	13.7%	8.4%	62.7%
Gross profit percent is as a percent of total revenue.
DWS revenue was $382.1 million for the nine months ended September 30, 2022, a decline of 12.1% compared with the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 was negatively impacted by the run-off effect of certain non-strategic contracts that the company exited in 2021. Foreign currency fluctuations had a 3 percentage-point negative impact on DWS revenue in the current period compared with the year-ago period. Gross profit percent was 13.7% in both the nine months ended September 30, 2022 and 2021.
CA&I revenue was $381.5 million for the nine-months ended September 30, 2022, an increase of 6.5% compared with the nine months ended September 30, 2021. Foreign currency fluctuations had a 2 percentage-point negative impact on CA&I revenue in the current period compared with the year-ago period. Gross profit percent was 5.5% in the current period compared with 8.4% in the year-ago period. The decrease in gross profit was primarily due to higher labor costs and additional expense recognized associated with certain contracts.
ECS revenue was $444.1 million for the nine months ended September 30, 2022, a decline of 9.8% compared with the nine months ended September 30, 2021. Foreign currency fluctuations had a 3 percentage-point negative impact on ECS revenue in the current period compared with the year-ago period. Gross profit percent was 60.0% in the current period compared with 62.7% in the year-ago period. The decrease in both revenue and gross profit was principally due to lower software license renewals.
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
Cash and cash equivalents at September 30, 2022 were $351.4 million compared to $552.9 million at December 31, 2021.
As of September 30, 2022, $276.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer up to one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.

During the nine months ended September 30, 2022, cash used for operations was $22.2 million compared to cash provided $64.5 million during the nine months ended September 30, 2021, primarily driven by the change in accounts receivable.
Cash used for investing activities during the nine months ended September 30, 2022 was $124.4 million compared to cash usage of $236.0 million during the nine months ended September 30, 2021. Cash usage during the nine months ended September 30, 2021 included $150.4 million for acquisitions. Net purchases of investments were $58.4 million for the nine months ended September 30, 2022 compared with net purchases of $8.2 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $35.2 million compared with $42.1 million in the year-ago period, capital additions of properties were $21.5 million compared with $19.7 million in the year-ago period and capital additions of outsourcing assets were $8.1 million compared with $14.7 million in the year-ago period.
Cash used for financing activities during the nine months ended September 30, 2022 was $18.4 million compared to cash used of $100.8 million during the nine months ended September 30, 2021. The decrease in cash used was principally due to redemptions of debt in the prior year period.
In 2022, the company expects to make cash contributions of approximately $38.5 million primarily for its international defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2022 and 2021, the company made cash contributions of $30.9 million and $40.3 million, respectively.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. qualified defined benefit pension plans. Based upon current estimates, the company does not expect to make mandatory cash contributions to its U.S. qualified defined benefit pension plans until 2025.
At September 30, 2022, total debt was $515.9 million compared to $529.4 million at December 31, 2021.
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
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2022, the company had no borrowings and $6.3 million of letters of credit outstanding, and availability under the facility was $66.3 million net of letters of credit issued.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the amount of such pension payments, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
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
At September 30, 2022, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
The company has evaluated the effectiveness of the company’s disclosure controls and procedures and identified material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2022 as the company did not design and maintain effective formal policies and procedures over information being communicated by the IT function and the legal and compliance function to those responsible for governance, including the CEO and CFO, to allow timely decisions related to both financial reporting, as further described below, and other non-financial reporting in the reports that the company files or submits under the Exchange Act.
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
Notwithstanding such material weaknesses, the CEO and CFO have concluded that the company’s consolidated financial statements included in the Quarterly Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.
Plan for Remediation of Material Weaknesses
Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses in the company’s disclosure controls and procedures and internal control over financial reporting identified above. Management intends to implement remediation steps, including the following:

•The company will enhance its written policy regarding information escalation for cyber-incidents. In addition, the company completed an assessment of staffing within the company’s incident response team.
•The company will enhance its disclosure committee (the Disclosure Committee) and the disclosure working group that supports the Disclosure Committee.
•The company will require all direct reports to the CEO to confirm that they have made the Disclosure Committee aware of any matters under their purview that the Disclosure Committee should be considering in advance of applicable SEC filings.
•The company will provide training and policies (including any policy revisions) to non-finance executives regarding escalation of significant matters related to SEC reporting requirements.
•Procedures will be drafted to address the proper handling of information so that the Security & Risk Committee and Audit Committee are properly informed.
•Management has revised its Speak Up Policy to make all associates aware that they have direct access to, and may approach, company executives and the Board of Directors, and that they have access to the company's whistleblower hotline.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The company has significant underfunded obligations under its U.S. and non-U.S. defined benefit pension plans. In 2021, the company made cash contributions of $52.4 million, primarily for its international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2022 the company expects to make cash contributions of approximately $38.5 million, primarily for its international defined benefit pension plans. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. The company may need to obtain additional funding in order to make future contributions. In this event, there is no assurance that the company would be able to obtain such funding or that the company will have enough cash on hand to pay the required cash contributions.
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
General Business Risks
•the impact of the Audit & Finance Committee’s investigation;
•the impact of management’s conclusion, in consultation with the Audit & Finance Committee, that material weaknesses existed in our disclosure controls and procedures and internal control over financial reporting;
•the evaluation and implementation of remediation efforts designed and implemented to enhance our control environment;
•the potential identification of one or more additional material weaknesses in our internal control over financial reporting of which we are not currently aware or that have not been detected;
•the impact of COVID-19 on our business, growth, reputation, projections, financial condition, operations, cash flows and liquidity;
•the performance and capabilities of third parties with whom we have commercial relationships;
•cybersecurity incidents could result in incurring significant costs and could harm our business and reputation;
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

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Deficit, and (vi) Notes to Consolidated Financial Statements

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