Form 10-K
period 2022-12-31
UNISYS CORP
filed 2023-03-01
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $796.0 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2022. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2023: 67,809,636
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•our ability to attract and retain experienced personnel in key positions;
•the potential adverse effects of aggressive competition;
•our ability to effectively anticipate and respond to rapid technological innovation in our industry;
•our ability to retain significant clients and attract new clients;
•our contracts may not be as profitable as expected or provide the expected level of revenues;
•the business and financial risk in implementing acquisitions or dispositions;
Defined Benefit Pension Plans
•we have significant underfunded pension obligations;
General Business Risks
•cybersecurity incidents could result in incurring significant costs and harm to our business and reputation;
•our failure to remediate material weaknesses in our disclosure controls and procedures and internal controls over financial reporting or any other material weaknesses in the future could result in material misstatements in our financial statements;
•our ability to access financing markets;
•the risks of doing business internationally when a significant portion of our revenue is derived from international operations;
•the adverse effects of global economic conditions, acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;
•a reduction in our credit rating;
•a significant disruption in our IT systems could adversely affect our business and reputation;
•the performance and capabilities of third parties with whom we have commercial relationships;
•if our clients are not satisfied with our services or products, we may face damage to our reputation or legal liability;
•the potential for intellectual property infringement claims to be asserted against our clients or us;
•the possibility that legal proceedings could affect our results of operations or cash flow or may adversely affect our business or reputation;
•a potential impairment of goodwill or intangible assets;
•a failure to meet standards or expectations with respect to our environmental, social and governance practices; and
•our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Any forward-looking statement should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K and in our other filings made with the U.S. Securities and Exchange Commission (SEC) from time to time, which are available at the SEC’s website at www.sec.gov. All forward-looking statements rely on assumptions and are subject to risks, uncertainties and other factors that could cause our actual results to differ materially from expectations. Factors that could affect future results include, but are not limited to, those discussed in “Risk Factors” in Part I, Item 1A of this Form 10-K. Any forward-looking statement speaks only as of the date on which that statement is made. Unisys Corporation assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.

PART I
ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology (IT) solutions company that powers breakthroughs for the world’s leading organizations. Our clients rely on us to help solve many of their toughest business and technology challenges in highly complex, regulated and heterogeneous environments. From our origins dating back to 1873 through the formation of Unisys in 1986, we have built a legacy of innovation and a reputation of trust.
Our solutions and services are provided through scaled, global delivery platforms which allow us to execute large-scale, rapid technology migration and modernization projects. We have a long track record of delivering and integrating solutions to simplify and accelerate digital transformation.
In recent decades, the rise of the internet and new online platforms has led to an accelerated shift of enterprise and government transactions and interactions with customers, suppliers, employees, and citizens to digital channels. At the same time, market incumbents have been challenged by cloud-native competitors pushing the pace of innovation. Businesses and governments are also facing rising costs and complexity of managing enterprise infrastructure, data, security, and compliance.
The COVID-19 pandemic and a rapid shift to hybrid and remote work models have amplified these challenges. During this time, customers and employees have increasingly come to expect seamless and personalized digital experiences. Unisys partners with clients to transform the mission-critical systems that support their daily operations in this rapidly evolving digital age.
In 2022, we launched our new Unisys brand, which marked the most significant brand transformation for the company since 1986. Our new brand is all about progress and embodies our entrepreneurial spirit and the aspirations we help our clients achieve. It is about Unisys being the catalyst that pushes people and organizations to break through to the next big innovation.
Our Services and Solutions
Our global clients look to us to provide independent advisement, quality solutions, and essential capabilities to ensure their mission-critical projects succeed. Our services may be delivered through standalone solutions or integrated solutions that may incorporate proprietary Unisys products, a Unisys-managed service offering, and/or solutions of our trusted partners. We regularly collaborate with Unisys Alliance Partners, our global network of channel and alliance partners, to develop new joint solution offerings and may build, market and co-sell these joint solutions with our partners.
Our organizational structure aligns with our clients’ evolving needs, reflected in the following reportable segments:
•Digital Workplace Solutions
•Cloud, Applications & Infrastructure Solutions
•Enterprise Computing Solutions
Digital Workplace Solutions (DWS)
We help clients shape the future of their workplace – in-office, remote, or hybrid – to help employees be more efficient and productive, which improves retention, collaboration, and company performance. We advise and execute the deployment, integration and management of enterprise technologies, applications, and data-driven management to orchestrate a seamless workplace experience. We classify our solutions within DWS as either “Modern Workplace” or “Traditional Workplace.”
•Modern Workplace. Proactive, experience-based digital solutions that transform technology support, employee experience, communications & collaboration, and device management. We modernize technology support through hybrid virtual desktop, device subscriptions, and next generation service desk solutions. We also provide employee experience solutions by leveraging our Unisys Unified Experience Management platform that integrates a managed service offering with our proprietary software and artificial intelligence to centralize identification and support to remediate future issues before they occur. We also deliver communications and collaboration solutions for management and optimization of unified communications and collaboration (UCC) applications with governance and policy enforcement without hindering employee productivity. Lastly, we deploy third-party unified endpoint management solutions for our clients, enabling central device management across the entire lifecycle for smartphones, tablets, laptops, and internet of things devices.

•Traditional Workplace. Convenient, efficient technology support services provided at scale. Our solutions in areas such as traditional service desk, device management, and field services help clients elevate employee experience and productivity while simultaneously reducing the cost of support.
Cloud, Applications & Infrastructure Solutions (CA&I)
We accelerate digital transformation in the critical areas of cloud migration and management as well as application and infrastructure modernization. Our solutions accelerate hybrid and multi-cloud adoption and help our clients leverage the flexibility and efficiency of the cloud to deliver business growth. Our technologists also build customized enterprise applications that effectively address our clients’ needs with long-term support to manage and evolve applications over time. Our CA&I offerings integrate cybersecurity services to deliver highly secure environments. We classify our solutions within CA&I as either “Digital Platforms and Applications” or “Infrastructure.”
•Digital Platforms and Applications (DP&A). Next generation cloud solutions for modern applications, data and analytics, cloud management, hybrid infrastructure, and cyber security. We transform and manage enterprise applications by deploying a range of capabilities to refactor, rebuild, or rearchitect legacy applications for cloud environments. We accelerate cloud data and analytics with solutions for modernizing, migrating, and managing data to unlock powerful insights and drive business performance. We deliver cloud management with services that monitor and manage complex cloud environments to control costs and uphold compliance. We provide hybrid infrastructure solutions such as IT estate modernization and cloud migration to shed legacy technology. Lastly, we help clients streamline security environments and meet rapidly evolving security challenges.
•Infrastructure. Traditional technology infrastructure management solutions spanning design, implementation, monitoring, automation, and management of dedicated on-premises or hosted infrastructure.
Enterprise Computing Solutions (ECS)
We deliver high-intensity software-defined operating environments and solutions in the cloud, and on premise. We partner with clients to evolve compute architectures as part of digital transformation in industries including financial services, travel and transportation, and telecommunications, among others. We classify our solutions within ECS as either “License and Support” or “Specialized Services and Next-Gen Compute.”
•Specialized Services and Next-Gen Compute (SS&C). This includes enterprise applications development services, managed technology services, workflow-based industry solutions, and computing innovation to enable workload execution in diverse environments. We provide application services that help clients overcome large-scale transformation challenges by modernizing legacy applications and ecosystems for clients utilizing both ClearPath Forward® and competitor compute environments. We deploy specialized industry solutions for workflow analytics and optimization (e.g., freight management and distribution for transportation clients). We also help clients explore and diversify computing capabilities in areas including serverless, edge, and quantum computing.
•License and Support (L&S). This includes ClearPath Forward and other Unisys IP-related licenses and associated support services. ClearPath Forward is a secure, scalable software operating environment for high-intensity enterprise computing.
Other Solutions
We also provide clients with a wide range and variety of micro-market and business process solutions. Through local market-savvy teams, we enable mission critical functions spanning digital mortgage processing for financial services clients, integrated portfolio and investment management for clients with large capital investments, and data aggregation and presentation solutions for public and local law enforcement agencies, among other solutions. These solutions often involve a high level of customization, automation, and in many cases, technology and knowledge that is proprietary to Unisys. Many of our business process solutions clients seek to meet requirements for 24x7 operations or to increase business flexibility and operational efficiency through process automation, especially for high-volume or labor and time-intensive workflows.
Next-Gen Solutions
We classify our Modern Workplace, DP&A, SS&C and certain micro-market solutions as our “Next-Gen solutions,” which we believe provide us a competitive advantage within the marketplace. These solutions serve fast-growing segments of the IT services market where we believe we deliver strong product and service differentiation. These value-added solutions may incorporate advanced technologies such as artificial intelligence, machine learning, hyper-automation, or quantum computing and encryption, among others. We believe our Next-Gen solutions create significant cross-sell and up-sell opportunities with our existing clients as well as attract new clients to the Unisys platform of services. We plan to continue to invest in our Next-Gen solutions to develop and deliver innovative products and services to effectively support our clients on their business transformation and modernization journeys.

Products
We have developed a portfolio of proprietary platforms, enterprise software and technology products that support the delivery of our primary solutions. This ecosystem differentiates our offerings and may be sold as part of our solutions or, in some cases provided by our channel partners directly. The primary elements of our proprietary ecosystem are:
•Unisys InteliServeTM.
An integrated suite of technologies for omnichannel support, advanced analytics, automation, artificial intelligence, machine learning and identity authentication that transforms traditional service desks into intelligent, user-centric experiences for the modern workplace.
•PowerSuite™
Communication and collaboration software that empowers enterprise IT teams to manage, optimize and secure multi-platform UCC environments from a unified set of dashboards. PowerSuite integrates six key areas critical to UCC platform success: user experience, administration and automation, governance, intelligent reporting, monitoring and security analytics.
•CloudForte®
Available for hybrid and multi-cloud environments, CloudForte® is a framework and platform that helps accelerate the secure movement of data and applications to the cloud, enhancing our CA&I capabilities. It features an automated software-as-a-service platform to identify and provision private, public and hybrid cloud services, real-time analytics, and capabilities for industrial grade modernization of legacy applications.
•ClearPath Forward®
A secure, scalable operating environment for high-intensity enterprise computing, ClearPath Forward® is hardware-independent and provides a tested, integrated stack of software products that run on a range of modern, commonly-deployed Intel x86 server platforms and select virtualization environments. Clients have the flexibility to deploy it either as an integrated system, as a private cloud via software services or in a public cloud, starting with Microsoft Azure. Revenue from ClearPath Forward licenses and associated support services is reported within the ECS segment.
•Unisys Stealth®
Unisys Stealth, a proprietary security software, enables trusted identities to access micro-segmented critical assets and safely communicate through encrypted channels. It establishes user authentication, prevents lateral attacker movement and reduces data center, mobile and cloud attack surfaces. Unisys Stealth® reduces the cost and complexity of securing information and operation technology, allowing organizations to meet compliance and security mandates.
Go-to-Market
We market our products and solutions primarily through a direct sales force and a central marketing department focused on increasing awareness and visibility for our portfolio of services and solutions within the industry, including managing our relationships with industry analysts and consultants who can influence client decisions. Complementing our direct sales force, we make use of a select group of resellers and alliance partners to market our services and product portfolio. In many cases, we may jointly develop integrated solutions with our partners that we directly or jointly sell to our clients. In certain countries, we market primarily through distributors.
Our direct sales force consists of a combination of global sales specialists focused on attracting new clients and cross-selling solutions, client specialists responsible for account retention and services growth, and client satisfaction and industry solution specialists responsible for supporting the specialized nature of some of our solutions and services within each of our segments.
To support collaboration and cross-selling across our global client teams, our incentive compensation structure is based on a combination of individual, operating segment, and overall company performance. We also use a variety of shared commission structures to incentivize go-to-market collaboration.
Our Market
The markets in which we operate are broad and rapidly evolving, encompassing a wide range of technologies, services and solutions aimed at helping organizations leverage technology to improve their operations and achieve their business objectives. Organizations across the globe are harnessing technology to reimagine their businesses models and to create competitive advantages across the full spectrum of their businesses from how they interact with their clients and deliver products and services to how they develop and engage their employees. In addition to the technical expertise required to implement digital transformation efforts, our clients look to us for industry-specific subject matter expertise that will help them apply and implement our solutions to maximize the benefits.
We believe our portfolio of solutions is well-aligned with the markets we serve. A few of the broader trends in the technology services and solutions market are as follows:
•Work of the Future. Hybrid work has become the new standard of working. However, organizations are challenged by the constantly evolving workforce dynamics and finding the right balance between flexibility, collaboration, corporate culture, employee morale, productivity, and financial results. Organizations are urgently looking to technology solutions to help them facilitate a work-from-anywhere environment where collaboration, culture, and productivity are not sacrificed. Unified communications as a service, modern device management, virtual desktop interface, and service desk proactive self-healing are just some of the technology organizations are implementing to enhance the overall workplace experience.
•Hybrid and Multi-Cloud adoption. Organizations migrating workloads to the cloud are seeking flexibility in the form of hybrid and multi-cloud deployments. This flexibility enables organizations to strike the most appropriate balance between resiliency, cost, scalability, and security for their data and applications. Additionally, organizations expect their cloud service providers to understand their business model and industry and to provide a flavor of cloud implementation and application development that addresses specific challenges within the industries in which they operate.
•Proliferation of Data. Due to advancements in technology and the widespread use of connected devices, social media, and the internet of things, vast amounts of data are being generated every day, and this trend is only expected to continue. Next generation computing plays a crucial role in turning data into insights, as it provides the tools and infrastructure necessary for storing, processing, and analyzing large amounts of data. Machine learning algorithms and artificial intelligence can be used to identify patterns and relationships within data sets, and natural language processing can be used to extract insights from unstructured text data.
•Process Automation. In today’s economic environment, organizations are increasingly turning to technology solutions to automate repetitive, routine tasks and processes. These solutions can take several forms - robotic process automation, artificial intelligence, or workflow automation - but they all center around improving efficiency and consistency, reducing costs, and reducing the amount of time employees spend on mundane, low-value tasks and processes.
•Cybersecurity remains a top priority. Increased reliance on technology, growth of the internet, remote work adoption, increased cloud adoption, and the evolving sophistication of cyber attackers have all contributed to the proliferation of cyber-attacks. Now more than ever, an organization’s security posture is critically important to its ongoing ability to operate successfully. Organizations are placing a growing emphasis on end-to-end security, implementing cybersecurity solutions across the organizations from laptops, desktops, tablets, and sensors to servers, networks, and the cloud.
Our Clients
We deliver advanced IT solutions to some of the largest commercial and public sector clients around the world. Our public sector clients primarily consist of state and local and non-U.S. governments and agencies, as well as global not-for-profit organizations. Overall, our commercial clients are well-diversified across sectors; although certain of our industry computing and business process solutions have a more concentrated client base, particularly in the areas of travel and transportation, financial services, energy, and healthcare. In 2022, no single client accounted for more than 10% of our revenue.
Competitive Landscape
We operate in a highly competitive market that is affected by rapid change in technology in the information services and technology industries. We face competition from many domestic and foreign companies. Our primary competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers.
We compete primarily on the basis of service quality, product performance, technological innovation, price, and reputation, among other factors. We believe that our continued investment in enhancing and expanding our Next-Gen solution portfolio through our build/partner/buy strategy, coupled with investment in our go-to-market capabilities, will have a favorable impact on our competitive position. For more information on the competitive risks we face, see “Risk Factors” (Part I, Item 1A of this Form 10-K).

Our Strategy
Our growth strategy is focused on increasing the value we create for our clients, which we believe will ultimately enable us to achieve our financial objectives of improving our revenue growth, margins, and free cash flow. We create value for our clients by delivering innovative solutions tailored to meet the needs of each client by leveraging our platforms and processes that include both internal products and technology that are either proprietary to Unisys or draw from best of breed solutions embedded in our partner ecosystem.
In that spirit, we continually evolve our solutions to enable our clients to continue making breakthroughs, optimizing their processes and furthering our mission to grow through our clients’ successes.
We are investing in increasing the awareness and penetration of our Next-Gen solutions in order to build relationships with analysts, third party advisors as well as new and existing clients to expand our relationships with all go-to-market parties. We are also committed to growing our partner ecosystem to ensure we are able to deliver or integrate with the latest technology, applications, and platforms.
Our solutions are supported by our delivery organization, which provides comprehensive, mission-critical services that address the evolving needs of our clients who operate in complex, highly regulated industries worldwide. We continually work to optimize our global workforce and delivery model, which is a critical component to achieving the speed and cost needs of our clients in today’s marketplace. Finally, our associates are at the core of everything we do. We are committed to developing, evolving and upskilling our global associate workforce as the catalysts that drive our ability to relentlessly reimagine the status quo.
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
Patents, Trademarks and Licenses
As of January 31, 2023, Unisys owns over 455 active U.S. patents and over 35 active patents granted in eight non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents, and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. Our business is not materially dependent upon any single patent, patent license, or related group thereof.
Unisys also maintains 24 U.S. trademark and service mark registrations, and over 340 additional trademark and service mark registrations in seventy non-U.S. jurisdictions as of January 31, 2023. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored, policed and protected by Unisys and its agents.
Seasonality
Our revenue is affected by such factors as the introduction of new services and products, the length of sales cycles and the seasonality of purchases. Seasonality generally has not resulted in material quarterly revenue changes. Changes in timing or terms of renewals from client to client can lead to fluctuations in software license revenue from period to period since accounting rules require that software license revenue be recognized when the license term begins.
Backlog
At December 31, 2022, firm order backlog was $2.9 billion, compared to $3.0 billion at December 31, 2021. Approximately $1.3 billion (45%) of 2022 backlog is expected to be converted to revenue in 2023. Although we believe that this backlog is firm, we may, for commercial reasons, allow the orders to be canceled, with or without penalty.
Human Capital
At December 31, 2022, we employed approximately 16,200 professionals, of which 16% are located in the United States and 84% are located in other countries around the world. Our associates ensure our success, and we are committed to providing a productive, ethical, diverse and safe working environment for each and every one of them.

We welcome qualified associates and do not discriminate on any legally protected characteristics. We are committed to our culture of Diversity, Equity and Inclusion (DEI) not only as the “right thing to do,” but also as a business imperative. Creating an equitable workplace improves our organization, local communities and society.
At Unisys, we are focused on having a workforce that represents the diverse communities in which we live and serve. Based on our continued efforts to improve diverse representation, women now make up 33% of our workforce globally and associates from Underrepresented Ethnic Groups (UREG) make up 31% within the U.S. Although we are proud of our progress, the ultimate goal is to create a belonging culture, and we continue to focus on efforts to increase the diverse representation in our workforce.
In addition to our efforts focused on representation, understanding our associates’ perspectives and experiences - their engagement - is critical to our success. Each year we measure associate engagement and develop action plans to improve based on feedback. This year, more than 80% of our associates participated in the survey with 75% of participating associates indicating they are engaged. Fostering an inclusive culture is a key component of engagement and 81% of participating associates indicated they “feel comfortable being themselves at work.” Our DEI initiatives are supported by our Diversity, Equity and Inclusion Council, which consists of more than 15 associates from around the world who work to ensure that the DEI strategy truly reflects the needs of our associates. Since 2020, we have launched several Associate Impact Groups, which are associate-led groups that provide support, career development, and professional networking for their members. These groups focus mainly on underrepresented groups at Unisys and are centered on gender, race and ethnicity, LGBTQ+, veterans and people with disabilities.
We recognize that continuous learning and professional development are key factors for our success. We offer a range of development programs and opportunities that focus on leadership/management, digital transformation skills, information technology skills, cybersecurity, regulatory compliance, diversity, anti-harassment, ethics and more.
We are committed to the health, safety, and wellness of our employees. We provide our associates a wide range of offerings through a range of benefits and resources including health and welfare benefits, flexible time-off and employee assistance programs.
We also promote a culture of ethics and integrity through our Code of Ethics and Business Conduct, policies, and training and all associates must adhere to our Code. We assess risk using data analytics, an annual risk assessment, investigations, and other compliance-related initiatives.
Available Information
Our investor website is located at www.unisys.com/investor. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after this material is electronically filed with or furnished to the U.S. SEC. We also make available on our website our Guidelines on Significant Corporate Governance Issues, the charters of the Audit and Finance Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee and Security and Risk Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our website to be part of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning the executive officers of Unisys as of February 15, 2023 is set forth below.

Name	Age	Position with Unisys
Peter A. Altabef	63	Chair and Chief Executive Officer
Michael M. Thomson	54	President and Chief Operating Officer
Debra McCann	50	Executive Vice President and Chief Financial Officer
Dwayne Allen	61	Senior Vice President, Solution Innovation and Architecture and Chief Technology Officer
Katie Ebrahimi	53	Senior Vice President and Chief Human Resources Officer
Teresa Poggenpohl	61	Senior Vice President and Chief Marketing Officer
Claudius Sokenu	55	Senior Vice President, General Counsel and Secretary and Chief Administrative Officer
Shalabh Gupta	61	Vice President and Treasurer
Erin Mannix	39	Vice President, Chief Accounting Officer and Corporate Controller
There is no family relationship among any of the above-named executive officers. Our Corporate By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef has served as Chair of the Board of Directors since 2018 and as Chief Executive Officer since 2015. He also served as President of the Company from 2015 to March 2020 and from December 2021 to May 2022. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer, and a member of the board of directors, of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef is a member of the Boards of Directors of NiSource Inc. and Petrus Trust Company, L.T.A., and the Advisory Board of Merit Energy Company, LLC. He is also a member of the President’s National Security Telecommunications Advisory Committee, where he has served as co-chair of its Cybersecurity Moonshot subcommittee, and a trustee of the Committee for Economic Development (CED) of The Conference Board, where he serves as co-chair of the CED’s Technology and Innovation Committee. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an executive officer since 2015.
Mr. Thomson has been President and Chief Operating Officer since May 2022. Prior to this role, Mr. Thomson served as Chief Financial Officer since 2019 and as Executive Vice President since 2021 after having served as Senior Vice President since 2019. Mr. Thomson served as Vice President and Corporate Controller from 2015 to 2019. Mr. Thomson served as Controller of Towers Watson & Co. from 2010 until 2015, and he previously held the same position at Towers Perrin from 2007 until the consummation of that firm’s merger with Watson Wyatt in 2010. He also served as principal accounting officer of Towers Watson from 2012 until 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an executive officer since 2015.
Ms. McCann has been Executive Vice President and Chief Financial Officer since May 2022. Prior to joining Unisys, Ms. McCann was at Dun & Bradstreet, Inc. from 2009 until 2022, where she most recently served as Treasurer and Senior Vice President, Investor Relations and Corporate Financial Planning and Analysis from 2020 to 2022. Prior to Dun & Bradstreet, Ms. McCann held leadership roles at Cegedim and AT&T, Inc. Ms. McCann has been an executive officer since May 2022.
Mr. Allen has been Senior Vice President, Solution Innovation and Architecture and Chief Technology Officer since 2021. Prior to joining Unisys, Mr. Allen was a Global Digital Strategist at Microsoft Corporation from 2019 to 2021. From 2017 to 2019, Mr. Allen served as Chief Information Officer at Masonite International. Mr. Allen has also held senior leadership positions in IT at Cummins (2009 to 2017), Fifth Third Bank (2003 to 2009) and Wells Fargo (1998 to 2003). Mr. Allen began his career at Marriott International. Mr. Allen has been an executive officer since 2021.
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

Ms. Poggenpohl has been Senior Vice President and Chief Marketing Officer since 2021. Prior to joining Unisys, she ran a consulting firm, Poggenpohl Consulting, which she founded in 2020. Ms. Poggenpohl served as the Chief Marketing and Communications Officer for North America at Accenture from 2017 to 2020. Prior to this role, Ms. Poggenpohl held senior leadership positions within Accenture for more than twenty years. Ms. Poggenpohl has been an executive officer since 2021.
Mr. Sokenu has been Senior Vice President, General Counsel and Secretary since May 2022 and Chief Administrative Officer since October 2022. Prior to joining Unisys, he served as Senior Vice President, Global Deputy General Counsel and Chief of Staff to the General Counsel at Cognizant Technology Solutions Corporation from 2020 to 2022. Prior to that, Mr. Sokenu served as Deputy General Counsel, Global Head of Litigation, Investigations, and Ethics & Compliance at Andeavor. Prior to going in-house, Mr. Sokenu was an equity partner with two AmLaw 100 law firms, Shearman & Sterling LLP and Arnold & Porter LLP, and an associate and partner at Mayer Brown. Earlier in his career, he served in the Honors Program at the U.S. Securities and Exchange Commission’s Division of Enforcement, first as a staff attorney before concluding his government service as senior counsel. Mr. Sokenu has been an executive officer since May 2022.
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
Ms. Mannix has been Vice President, Chief Accounting Officer and Corporate Controller since 2021. Ms. Mannix joined the company in 2018 as Global Assistant Controller and was elected Vice President and Corporate Controller in 2019. Prior to joining Unisys, she served as Head of Risk & Compliance Finance at FIS, an international provider of financial services technology and outsourcing services, from 2015 to 2018. From 2009 to 2015, Ms. Mannix held senior accounting positions at Laureate Education and Integral Systems, Inc. (acquired by Kratos in 2011). Earlier in her career, Ms. Mannix was an auditor at Grant Thornton LLP and a staff accountant at Haefele Flanagan. Ms. Mannix has been an executive officer since 2021.

ITEM 1A. RISK FACTORS
Factors that could affect future results include the following:
IMPLEMENTATION OF BUSINESS STRATEGY IN INFORMATION TECHNOLOGY MARKET
Future results may be adversely impacted if we are unable to grow revenue and expand margin in our Digital Workplace Solutions and Cloud, Applications & Infrastructure Solutions businesses.
Our strategy places an emphasis on growing revenue, including specifically from higher-value and higher-margin offerings in our Digital Workplace Solutions and Cloud, Applications & Infrastructure Solutions businesses. Our ability to grow revenue and profitability in these businesses will depend our ability to win contracts with clients for higher growth and higher-margin user experience-based solutions, which in turn depends on our ability to offer differentiated solutions that meet client needs. It will also depend on an efficient utilization of delivery personnel. Revenue and profit margins in these businesses are a function of both the portfolio of solutions sold and the rates we are able to charge for solutions. The rates we are able to charge for our solutions are affected by a number of factors, including clients’ perception of our ability to add value through our solutions, introduction of new offerings by us or our partner eco-system, market pricing pressure, and general economic conditions such as inflation or an economic downturn, or the perception of the risk of these occurrences. Chargeability is also affected by a number of factors, including our ability to transition resources from completed projects to new engagements and across geographies, and our ability to forecast demand for services and thereby maintain appropriate resource levels. Our results of operations and financial condition may be adversely impacted if sales of higher-margin offerings do not offset declines in revenue and profitability of lower-margin offerings, including lower-margin contracts that we voluntarily exit.
Future results may be adversely impacted if we are unable to maintain our installed base and sell new solutions and related services.
We continue to invest in our ClearPath Forward operating system software in order to retain and extend our existing client base included in our Enterprise Computing Solutions business. If clients do not believe in the value proposition provided by ClearPath Forward or choose not to renew their contracts, there may not be a meaningful return on these investments, and revenue could decline meaningfully. Furthermore, if ClearPath Forward is sold in the form of Software as a Service (SaaS) at an accelerated pace, this would have a negative impact on our short- and medium-term cash position and could adversely impact our operations, financial condition and liquidity. Additionally, we also continue to invest in other software and solutions and related services. If we are unsuccessful in selling these other solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by other solutions and related services may be insufficient to offset any revenue declines caused if we are unable to retain our installed base.
If we are unable to attract and retain experienced personnel in key positions, our future results could be adversely impacted.
Our ability to retain, train and develop our existing associate base in the skills and solutions required to service our clients is critical to our future success. We also need to attract new talent to augment the skills required to deliver our solutions to our clients. Our failure to retain, train and develop existing personnel or attract new talent with the requisite skill set, retain key personnel or implement an appropriate succession plan for such personnel could adversely impact our ability to successfully carry out our business strategy.
We face aggressive competition, which could lead to reduced demand for our solutions and related services and could have an adverse effect on our business.
The market in which we operate includes a large number of companies vying for customers and market share both domestically and internationally. Our competitors include systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. If we are unable to differentiate our offerings from those of our competitors and renew existing contracts and win new contracts, our revenues may decline. Some of our competitors may develop competing services and products that offer better price for performance or that reach the market in advance of our offerings. Some competitors also have or may develop greater financial and other resources than us, providing them with the enhanced ability to compete for market share, in some instances through significant economic incentives to secure contracts. Some also may be better able to compete for skilled professionals. Any of these factors could lead to reduced demand for our solutions and related services and could have an adverse effect on our business. Future results will depend on our ability to mitigate the effects of aggressive competition on revenues, pricing and margins.
Our future results may be adversely impacted if we are unable to effectively anticipate and respond to rapid technological innovation in our industry.

We operate in an industry characterized by rapid technological innovation, evolving technology standards, short product life cycles and continually changing customer demand patterns. Future success will depend in part on our ability to anticipate and respond to these market trends and to design, develop, introduce, deliver or obtain new and innovative services and products on a timely and cost-effective basis using newer delivery models. Additionally, we may not be successful in anticipating or responding to changes in technology, industry standards or customer preferences, and the market may not demand or accept our services and product offerings. In addition, services and products developed by competitors may make our offerings less competitive.
Our future results will depend on our ability to retain significant clients and attract new clients.
We have a number of significant long-term contracts with clients, including governmental entities, and our future success will depend, in part, on retaining our relationships with these clients and attracting new clients. We could lose clients for reasons such as contract expiration, conversion to a competing service provider, disputes with clients or a decision to in-source services. We could also lose clients as a result of their merger, acquisition or business failure. We may not be able to replace the revenue and earnings from any such lost client. We are expecting revenue, margin and market share expansion due to our differentiated solutions and the decisions by some of our competitors to exit or de-emphasize their focus on our target markets. If such competitors change that position, it could impact our ability to gain market share.
Our contracts may not be as profitable as expected or provide the expected level of revenues.
In a number of our long-term services contracts, our revenue is based on the volume of services and products provided. As a result, revenue levels anticipated at contract inception are not guaranteed. Our contracts with governmental entities are subject to the availability of appropriated funds and appropriations may be delayed or may not be made at all. Further, appropriations are subject to many different factors, including budget priorities, economic cycles, change in political administrations and other circumstances beyond our control that may impact our revenues from government contracts. In addition, some of our contracts may permit termination at the customer’s discretion before the end of the contract term or may permit termination or impose other penalties if we do not meet the performance levels specified in the contracts.
Some of our services contracts are fixed-price contracts under which we assume the risk for delivery of the contracted services and products at an agreed-upon fixed price. Should we experience problems in performing fixed-price contracts on a profitable basis, adjustments to the estimated cost to complete may be required and may or may not be obtained. Future results will depend on our ability to perform these services contracts profitably.
We could face business and financial risk in implementing acquisitions or dispositions.
As part of our business strategy, we may from time to time acquire complementary technologies, products and businesses, or dispose of existing technologies, products and businesses, including transactions of a material size. Any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Additional potential risks associated with acquisitions include technical, cultural and operational integration challenges; difficulties in maintaining or enhancing the profitability of any acquired business; risks of entering markets in which we have no or limited prior experience; potential loss of employees or failure to maintain or renew any contracts of any acquired business; and expenses of any undiscovered or potential liabilities of the acquired product or business, including relating to employee benefits contribution obligations or environmental requirements. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. Further, with respect to both acquisitions and dispositions, management’s attention could be diverted from other business concerns. Adverse credit conditions could also affect our ability to consummate acquisitions or dispositions. The risks associated with acquisitions and dispositions could have a material adverse effect upon our business, financial condition and results of operations. There can be no assurance that we will be successful in consummating future acquisitions or dispositions on favorable terms or at all.

DEFINED BENEFIT PENSION PLANS
We have significant underfunded pension obligations.
We have significant underfunded obligations under our U.S. and non-U.S. defined benefit pension plans. In 2022, we made cash contributions of $39.3 million, primarily for our international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, in 2023 we expect to make cash contributions of approximately $40 million, primarily for our international defined benefit pension plans. Based upon our most current estimates as of December 31, 2022, we do not expect to make mandatory cash contributions to our U.S. qualified defined benefit pension plans until 2025. Estimates for future cash contributions are likely to change based on a number of factors including market conditions and changes in discount rates. We may need to obtain additional funding in order to make future contributions. In this event, there is no assurance that we would be able to obtain such funding or that we will have enough cash on hand to pay the required cash contributions.
Deterioration in the value of our worldwide defined benefit pension plan assets, as well as discount rate changes, asset return changes, or changes in economic or demographic trends, could require us to make cash contributions to our defined benefit pension plans in the future in an amount larger than currently anticipated. Increased cash contribution requirements or an acceleration in the due date of such cash contributions would further reduce the cash available for working capital, capital expenditures and other corporate uses and may worsen the adverse impact on our operations, financial condition and liquidity.
GENERAL BUSINESS RISKS
Cybersecurity incidents have occurred and may continue to occur and could result in the incurrence of significant costs and harm to our business and reputation.
Our business includes managing, processing, storing and transmitting proprietary and confidential data, including personal information, intellectual property and proprietary business information, within our own IT systems and those that we design, develop, host or manage for clients. These systems are critical to our business activities, and unauthorized access to or disruptions of, and cybersecurity attacks on, these systems pose increasing risks. Like other companies, we have experienced cybersecurity attacks and have had to expend increasing human and financial resources to respond. Cyberattacks from computer hackers and cyber criminals and other malicious internet-based activity continue to increase generally, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cybersecurity incidents such as DNS attacks, wireless network attacks, viruses and worms, malicious software, ransomware, cyber extortion, misconfigurations, supply chain attacks, application centric attacks, peer-to-peer attacks, phishing attempts, backdoor trojans and distributed denial of service attacks, among other cybersecurity threats. Attacks also may include social engineering and cyber extortion to induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds, or unwittingly provide access to systems or data. As a known provider of IT solutions, we pose an attractive target for such attacks.
The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and are growing in sophistication, and these new techniques may not be detected until after an incident has occurred. Despite established security controls, cybersecurity incidents involving our systems could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, corruption, leakage, falsification, and accidental or premature release or improper disclosure or misuse of confidential or other information, including intellectual property, personal information, and other confidential information (of the company, third parties, employees, clients or others). We could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to our brand and reputation, damage to our competitive position, and other financial loss, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, the cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In our industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for us.
Although we continuously take significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security, and we have experienced and expect to continue to experience cyberattacks on our information systems.
The failure of our internal control over financial reporting and disclosure controls and procedures to be effective and the potential for material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements.

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
Following an investigation by our Audit & Finance Committee into our internal control environment, during the fourth quarter of 2022, we reevaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting and identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In response to these material weaknesses, management implemented remedial actions to improve controls, which included enhancing our written policy regarding information escalation for cyber-incidents, enhancing our disclosure committee, and other measures described under “Status of Remediation Plan for Material Weaknesses” in the “Report of Management” subsection of “Financial Statements and Supplementary Data” (Part II, Item 8 of this Form 10K). Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. However, due to the timing of the design and implementation of our remediation efforts during the fourth quarter of 2022, there has been insufficient time for us to demonstrate consistent execution against all newly implemented actions. As such, management is unable to determine whether the implemented remedial actions are operating effectively at December 31, 2022, and as a result, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022. We expect to continue to enhance our internal controls and assess our operating effectiveness in 2023.
We may nevertheless be unsuccessful in remediating the material weaknesses identified by management, or we may be unable to identify and remediate additional control deficiencies, including material weaknesses, in the future. If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our common stock.
We have received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters. Professional costs resulting from the investigation that resulted in the identification of the material weaknesses have been significant and are expected to continue to be significant, in particular if litigation costs relating to these regulatory, investigative and enforcement inquiries, subpoenas and demands grow. Although we believe that no significant business has been lost to date, it is possible that a change in the perceptions of our business partners could occur as a result of the investigation and the material weaknesses. In addition, as a result of the investigation and remediation efforts, certain operational changes have occurred and may continue to occur in the future. Any or all of these impacts based on the findings of the investigation and related matters and the surrounding circumstances could exacerbate the other risks described herein and directly or indirectly have a material adverse effect on our operations and/or financial performance.
If we are unable to access the financing markets, it may adversely impact our business and liquidity.
Market conditions may impact our ability to access the financing markets on terms acceptable to us or at all. If we are unable to access the financing markets, we would be required to use cash on hand to fund operations and our required pension contributions and repay outstanding debt as it comes due. There is no assurance that we will generate sufficient cash to fund our operations and required pension contributions and refinance such debt. A failure by us to generate such cash would have a material adverse effect on our business if we were unable to access financing markets and may result in a default with respect to our pension obligation and under our debt agreements. Market conditions may also impact our ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments we use to conduct our business.

A significant portion of our revenue is derived from international operations, and we are subject to the risks of doing business internationally.
A significant amount of our total revenue is derived from international operations. The risks of doing business internationally include foreign currency exchange rate fluctuations, changing and increasingly more stringent global data privacy regulations, currency restrictions and devaluations, changes in political or economic conditions, increases in inflation rate, trade protection measures, import or export licensing requirements, multiple and possibly overlapping and conflicting tax laws, new tax legislation, weaker intellectual property protections in some jurisdictions and additional legal and regulatory compliance requirements applicable to businesses that operate internationally, including the U.S. Foreign Corrupt Practices Act, economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, regulations in the European Union such as the General Data Protection Regulation, the U.K. Bribery Act and other U.S. and non-U.S. laws and regulations.
Our business may be adversely affected by global economic conditions, acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases.
If global economic conditions deteriorate, or clients anticipate that they could deteriorate, we could see reductions in demand and increased pressure on revenue and profit margins. We could also see a further consolidation of clients, which could also result in a decrease in demand. Our business could also be affected by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases. Geopolitical conditions could escalate, and this could have unpredictable consequences on the world economy and on our business. If, as a result of such an event, our clients in a particular industry were to suffer material adverse impacts, we may experience a reduction in demand for our services and products from such clients, which may materially and adversely affect our business, results of operations and financial condition.
A reduction in our credit rating could adversely affect our business and/or the holders of our securities.
The credit rating agencies rating our indebtedness regularly evaluate us, and credit ratings are based on a number of factors, including our financial strength and ability to generate earnings, as well as factors not entirely within our control, including conditions affecting the information technology industry and the economy and changes in rating methodologies. There can be no assurance that we will maintain our current credit ratings. A downgrade of our credit ratings could adversely affect our access to liquidity and capital, and could significantly increase our cost of funds, decrease the number of investors and counterparties willing to lend to us or purchase our securities and impact our ability to utilize surety bonds or other financial instruments we use to conduct our business. This could affect our growth, profitability, and financial condition, including liquidity.
A significant disruption in our IT systems could adversely affect our business and reputation.
We rely extensively on our IT systems to conduct our business and perform services for our clients. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, cybersecurity breaches and catastrophic events. If our systems are accessed without our authorization, damaged or fail to function properly, we could incur substantial repair or replacement costs, experience data loss and impediments to our ability to conduct our business, and damage the market’s perception of our services and products. In addition, a disruption could result in our failure to meet performance standards and obligations in our client contracts, which could subject us to liability, penalties and contract termination. This may adversely affect our reputation and financial results.
Future results will depend in part on the performance and capabilities of third parties with whom we have commercial relationships.
We maintain business relationships with key partners, suppliers, channel partners and other parties that have complementary products, services or skills. Future results will depend, in part, on the performance and capabilities of these third parties, on the ability of external suppliers to deliver components at reasonable prices and in a timely manner, and on the financial condition of, and our relationship with, distributors and other indirect channel partners, which can affect our capacity to effectively and efficiently serve current and potential customers and end users. Additionally, cost inflation and supply chain disruptions may lead to higher labor and other costs, as well as an inability to procure products needed to deliver our solutions, which could adversely affect our results of operations.
Our reputation and relationship with our clients are critical to our business and any harm to our reputation could have a material adverse effect on our future revenue and profitability.

The success of our business is dependent on strong, long-term client relationships and on our reputation for responsiveness and quality. As a result, if a client is not satisfied with our services or products, our reputation could be damaged and our business adversely affected. Allegations by private litigants or regulators of improper conduct, as well as negative publicity and press speculation about us, whatever the outcome and whether or not valid, may harm our reputation. In addition to harm to reputation, if we fail to meet our contractual obligations, we could be subject to legal liability, which could adversely affect our business, operating results and financial condition.
Our services or products may infringe upon the intellectual property rights of others.
We cannot be sure that our services and products do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or against our clients. These claims could cost us money, prevent us from offering some services or products, or damage our reputation.
Legal proceedings could affect our results of operations or cash flow or may adversely affect our business or reputation.
Various lawsuits, claims, investigations and proceedings have been brought or asserted against us in the past relating to matters arising in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, securities matters, intellectual property and non-income tax matters. We believe that we have valid defenses with respect to legal matters pending against us. Litigation is inherently unpredictable, however, and it is possible that our results of operations or cash flows could be materially affected in any particular period as a result of future developments of the legal matters pending against us, including the resolution of any such matters. In addition, legal proceedings or environmental matters may arise in the future with respect to our existing and legacy operations that may adversely affect our business or reputation.
Impairment of goodwill or intangible assets may negatively impact our results of operations.
On an annual basis, and whenever circumstances arise, we review goodwill and intangible assets for impairment. The impairment test is based on several factors, estimates and assumptions, including macroeconomic conditions, industry and market consideration, overall financial performance, market capitalization and relevant entity-specific events. Significant changes to these factors could impact the assumptions used in calculating the fair value of goodwill or intangible assets and may indicate potential impairment. An impairment of a significant portion of our goodwill or intangible assets could adversely affect our results of operations.
A failure to meet standards or expectations with respect to our environmental, social and governance practices could adversely impact our business and reputation.
Many governmental bodies and current and prospective investors, clients, partners, and employees are increasing their focus on corporate environmental, social and governance (ESG) practices. If we fail to meet the standards or expectations of any of these groups, we may suffer reputational damage, our business may be adversely impacted and we may find it more difficult to recruit or retain key personnel.
Our ability to use our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.
A corporation’s ability to deduct its federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the U.S. Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382 or future changes in tax laws that impose tax attribute utilization limitations may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes.
Other factors discussed in this report, although not listed here, also could materially affect our future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
As of December 31, 2022, the company did not own or lease any physical properties that are material to its business.
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
Holders of Record
At January 31, 2023, there were approximately 4,200 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.

Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2022, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2017, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2017	2018	2019	2020	2021	2022
Unisys Corporation	$100	$143	$146	$241	$252	$63
S&P 500	$100	$96	$126	$149	$192	$157
S&P 500 IT Services	$100	$105	$147	$180	$189	$154

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For a discussion of 2021 compared with 2020, refer to Part II, Item 7 contained in the company’s Form 10-K for the fiscal year ended December 31, 2021.)
Overview
In 2022, the company recorded a net loss attributable to Unisys Corporation of $106.0 million, or $1.57 per diluted share, compared with a loss of $448.5 million, or $6.75 per diluted share, in 2021.
In 2022, the company recorded cost-reduction charges and other costs of $54.9 million compared with $23.2 million in 2021. Included in the 2021 results were defined benefit pension plan settlement losses of $499.4 million compared with zero in 2022. The provision for income tax comparison for 2022 compared with 2021 was impacted by a $51.5 million tax benefit recorded in 2021 related to the pension plan settlement losses compared with zero in 2022.
Results of operations
Company results
Revenue for 2022 was $1.98 billion compared with $2.05 billion for 2021, a decrease of 3.6%. Foreign currency fluctuations had a 3.7-percentage-point negative impact on revenue in the current year compared with the year-ago period.
Revenue from international operations for 2022 was $1.13 billion compared with $1.20 billion for 2021, a decrease of 6.1% principally due to decreases in Europe and Asia/Pacific. Foreign currency had a 6.4-percentage-point negative impact on international revenue in 2022 compared with 2021. Revenue from U.S. operations was $854.9 million for 2022 compared with $856.2 million for 2021, a decrease of 0.2%.
During 2022, the company recognized cost-reduction charges and other costs of $54.9 million. The net charges related to work-force reductions were $7.5 million, principally related to severance costs, and were comprised of: (a) a charge of $7.1 million and (b) a charge of $0.4 million for changes in estimates. In addition, the company recorded net charges of $47.4 million comprised of $35.8 million for asset impairments, $8.7 million for other expenses related to cost-reduction efforts and $2.9 million for net foreign currency losses related to exiting foreign countries. See Note 5, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements for details of the cost reduction activities.
During 2021, the company recognized cost-reduction charges and other costs of $23.2 million. The net charges related to work-force reductions were $0.4 million, principally related to severance costs, and were comprised of: (a) a charge of $12.3 million and (b) a credit of $11.9 million for changes in estimates. In addition, the company recorded charges of $22.8 million comprised of $12.6 million for asset impairments, $6.2 million for other expenses related to cost-reduction efforts and $4.0 million for net foreign currency losses related to exiting foreign countries.
The cost reduction charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2022	2021
Cost of revenue
Services	$19.1	$(2.5)
Technology	7.6	7.6
Selling, general and administrative	24.7	11.1
Research and development	0.6	3.0
Other (expenses), net	2.9	4.0
Total	$54.9	$23.2
Gross profit and gross profit margin were $529.6 million and 26.7% in 2022, respectively, and $572.0 million and 27.8% in 2021, respectively. The decrease in gross profit and gross profit margin in 2022 was primarily due to higher cost-reduction charges in the current year compared with the year-ago period and the impact from non-strategic contracts exited in 2021.
Selling, general and administrative expenses were $453.2 million in 2022 (22.9% of revenue) and $389.5 million in 2021 (19.0% of revenue). The change was primarily due to increased investments in marketing and higher cost-reduction charges and other expenses.
Research and development (R&D) expenses in 2022 were $24.2 million compared with $28.5 million in 2021.

In 2022, the company reported an operating profit of $52.2 million compared with an operating profit of $154.0 million in 2021. The decrease in 2022 was primarily driven by increased investments in marketing and higher cost-reduction charges and other non-recurring expenses.
Interest expense was $32.4 million in 2022 compared with $35.4 million in 2021.
Other (expense), net was expense of $82.4 million in 2022 compared with expense of $580.3 million in 2021. Other (expense), net in 2021 includes $499.4 million of pension settlement losses. See Note 7, “Other (expense), net,” of the Notes to Consolidated Financial Statements for details of other (expense), net.
Pension expense in 2022 was $47.1 million compared with $553.9 million in 2021. Pension expense in 2021 included $499.4 million of settlement losses related to defined benefits plans in the Netherlands, the United States and Switzerland. See Note 18, “Employee plans,” of the Notes to Consolidated Financial Statements for details of the settlement losses.
The loss from continuing operations before income taxes in 2022 was $62.6 million compared with a loss of $461.7 million in 2021, which included $499.4 million of settlement losses related to the company’s defined benefit pension plans. Additionally, 2022 was impacted by investments in marketing and higher cost-reduction charges and other non-recurring expenses.
The provision for income taxes in 2022 was $42.3 million compared with a benefit of $11.9 million in 2021. The change in the tax provision (benefit) is described below.
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
The realization of the company’s net deferred tax assets as of December 31, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. As a result of its projections of future taxable income during 2022, the company has determined that a portion of its non-U.S. net deferred tax assets no longer requires a valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2022 was approximately $9.8 million of a tax benefit, primarily in the United Kingdom and other foreign jurisdictions.
The benefit from income tax benefits in 2021 included $51.5 million related to the pension plan settlement losses in the Netherlands and Switzerland. In addition, in June 2021, the UK enacted an income tax rate increase from 19% to 25% for the fiscal year beginning April 1, 2023. The UK rate increase resulted in a deferred tax benefit of $17.7 million in 2021.
Net loss from continuing operations attributable to Unisys Corporation for 2022 was $106.0 million, or $1.57 per diluted share, compared with a net loss of $448.5 million, or $6.75 per diluted share in 2021. Included in the loss in 2021 was $447.9 million of after tax settlement losses related to the company’s defined benefit pension plans.
Segment results
In January 2022, the company changed the grouping of certain immaterial revenue streams. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation. In addition, during 2022, the company renamed its Cloud and Infrastructure Solutions segment as Cloud, Applications & Infrastructure Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
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
Also included in the ECS segment’s sales and gross profit are sales of software and hardware sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the year ended December 31, 2021 was $1.4 million. The sale and profit on these transactions is eliminated in consolidation.
The company evaluates segment performance based on gross profit exclusive of the service costs component of postretirement income or expense, restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items, which are included in other gross profit.
Corporate assets are principally cash and cash equivalents, prepaid postretirement assets and deferred income taxes. The expense or income related to corporate assets and centrally incurred costs are allocated to the business segments. See Note 21, “Segment information,” of the Notes to Consolidated Financial Statements.
Information by reportable segment is presented below:

(millions)	Total Segments	DWS	CA&I	ECS
2022
Customer revenue	$1,699.9	$509.9	$520.3	$669.7
Intersegment	—	—	—	—
Total revenue	$1,699.9	$509.9	$520.3	$669.7
Gross profit	32.4%	14.0%	9.1%	64.5%

2021
Customer revenue	$1,745.8	$574.5	$485.6	$685.7
Intersegment	1.4	—	—	1.4
Total revenue	$1,747.2	$574.5	$485.6	$687.1
Gross profit	32.2%	13.8%	9.7%	63.4%
Gross profit percent is as a percent of total revenue.
DWS revenue was $509.9 million in 2022 and $574.5 million in 2021. Revenue in 2022 was negatively impacted by the run-off effect of certain non-strategic contracts that the company exited in 2021. Foreign currency fluctuations had a 3.9-percentage-point negative impact on DWS revenue in 2022 compared with 2021. Gross profit percent was 14.0% in 2022 and 13.8% in 2021.
CA&I revenue was $520.3 million in 2022 and $485.6 million in 2021. The increase in revenue in 2022 compared with 2021 was driven by expansion of the digital platforms and applications solutions and acquired application development solutions. Foreign currency fluctuations had a 2.2-percentage-point negative impact on CA&I revenue in 2022 compared with 2021. Gross profit percent was 9.1% in 2022 and 9.7% in 2021. The decrease in gross profit percent in 2022 compared with 2021 was primarily due to additional expense associated with certain contract exits and higher labor costs.
ECS revenue was $669.7 million in 2022 and $685.7 million in 2021. Foreign currency fluctuations had a 2.4 percentage-point negative impact on ECS revenue in 2022 compared with 2021. Gross profit percent was 64.5% in 2022 and 63.4% in 2021.
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
Cash and cash equivalents at December 31, 2022 were $391.8 million compared with $552.9 million at December 31, 2021.

As of December 31, 2022, $274.0 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. See Note 8, “Income taxes,” of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.
During 2022, cash provided by operating activities was $12.7 million compared with cash provided by operations of $132.5 million during 2021. The decline in operating cash in 2022 was primarily driven by the change in accounts receivable.
Cash used for investing activities during 2022 was $131.4 million compared with cash used for by investing activities of $360.3 million during 2021. Cash usage during 2021, included $239.3 million for acquisitions. Net purchases of investments were $44.3 million in 2022 compared with net purchases of $19.9 million in 2021. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $31.0 million in 2022 compared with $27.3 million in 2021, capital additions of outsourcing assets were $8.6 million in 2022 compared with $18.5 million in 2021 and the investment in marketable software was $46.3 million in 2022 compared with $54.4 million in 2021.
Cash used for financing activities during 2022 was $21.6 million compared with cash used for financing activities of $105.5 million during 2021. The decrease in cash used in 2022 was principally due to redemptions of debt in the prior year period.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. qualified defined benefit pension plans. Based upon our most current estimates as of December 31, 2022, the company does not expect to make mandatory cash contributions to its U.S. qualified defined benefit pension plans until 2025.
In the first quarter of 2023, the company expects to sign an agreement with an insurance company to purchase, with plan assets, a group annuity contract to transfer approximately $250 million of projected benefit obligations related to approximately 8,600 retires of the company’s U.S. defined benefit pension plans. This action is expected to result in a first quarter 2023 non-cash pre-tax settlement loss of approximately $200 million.
As described in Note 18, “Employee plans,” of the Notes to Consolidated Financial Statements, the company expects to make cash contributions of approximately $40 million in 2023, primarily for its international defined benefit pension plans compared with cash contributions of $39.3 million in 2022.
At December 31, 2022, total debt was $513.1 million compared with $529.4 million at December 31, 2021. See Note 16, “Debt,” of the Notes to Consolidated Financial Statements for more detailed discussion of the company’s debt financing agreements including maturities by fiscal year.
The company has commitments under operating leases for certain facilities and equipment used in its operations. As of December 31, 2022, the company’s operating lease liabilities were $55.7 million. The company also has a number of finance leases for equipment, with lease liabilities totaling $1.1 million as of December 31, 2022. See Note 6, “Leases and commitments,” of the Notes to Consolidated Financial Statements for more information pertaining to future minimum lease payments relating to the company’s operating and finance lease obligations.
Additionally, as described in Note 5, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements, the company expects to make payments of approximately $11.7 million in 2023 related to the company’s work-force reduction actions.
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
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2022, the company had no borrowings and $6.3 million of letters of credit outstanding, and availability under the facility was $67.9 million net of letters of credit issued. Any borrowings under the facility will be subject to variable interest rates.
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
The Amended and Restated ABL Credit Facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and Unisys AP Investment Company I, each of which is a U.S. corporation that is directly or indirectly owned by the company (the subsidiary guarantors). The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of JPMorgan Chase Bank, N.A., as agent for the lenders under the credit facility.
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
At December 31, 2022, the company has met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
At December 31, 2022, the company had outstanding standby letters of credit and surety bonds totaling approximately $218 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
From time to time the company may explore a variety of additional debt and equity sources to fund its liquidity and capital needs.
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
The company does not have any off-balance sheet arrangements that are material or reasonably likely to become material to its financial condition or results of operations
Critical accounting policies and estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. The company bases its estimates and judgments on historical experience and on other assumptions that it believes are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments and assumptions and actual results, the financial statements will be affected. Although there are a number of accounting policies, methods and estimates affecting the company’s financial statements as described in Note 1, “Summary of significant accounting policies,” of the Notes to Consolidated Financial Statements, the following critical accounting policies reflect the significant estimates, judgments and assumptions. The development and selection of these critical accounting policies have been determined by management of the company and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors.
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
At December 31, 2022 and 2021, the company had deferred tax assets in excess of deferred tax liabilities of $1,218.9 million and $1,332.3 million, respectively. For the reasons cited below, at December 31, 2022 and 2021, management determined that it is more likely than not that $108.4 million and $106.1 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,110.5 million and $1,226.2 million, respectively.
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s deferred tax assets is dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. See “Item 1A. Risk Factors.” The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly period to period depending on the geographic distribution of income.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2022 is approximately $511.0 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 8, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2022, the company determined this rate to be 6.04% for its U.S. defined benefit pension plans, an increase of 286 basis points from the rate used at December 31, 2021, and 4.80% for the company’s non-U.S. defined benefit pension plans, an increase of 307 basis points from the rate used at December 31, 2021. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2023 pension expense of approximately $400 thousand and $400 thousand, respectively, and a change of approximately $51 million and $46 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2023, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 7.10%, and on the company’s non-U.S. plan assets will be 4.44%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $7 million and $5 million, respectively, in 2023 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2022, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $2.89 billion and the fair value was $2.44 billion.
Gains and losses are defined as changes in the amount of either the projected benefit obligation or plan assets resulting from experience different from that assumed and from changes in assumptions. Because gains and losses may reflect refinements in estimates as well as real changes in economic values and because some gains in one period may be offset by losses in another and vice versa, the accounting rules do not require recognition of gains and losses as components of net pension expense of the period in which they arise.
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension expense for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans, that period is approximately 14 and 19 years, respectively. At December 31, 2022, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans was $1.80 billion and $800 million, respectively.
For the year ended December 31, 2022, the company recognized consolidated pension expense of $47.1 million compared with $553.9 million for the year ended December 31, 2021 (which includes a $499.4 million settlement losses). For 2023, the company expects to recognize pension expense of approximately $41.5 million. See Note 18, “Employee plans,” of the Notes to Consolidated Financial Statements.
Goodwill
The company reviews goodwill for impairment annually in the fourth quarter using data as of September 30 of that year, as well as whenever there are events or changes in circumstances (triggering events) which indicate that the carrying amount may not be recoverable.
The company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in share price and relevant entity-specific events.

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
During the fourth quarter of 2022, the company performed a quantitative goodwill impairment test for each reporting unit. The quantitative assessment indicated that each reporting unit’s fair value exceeded its carrying value, as such no impairment charge was recognized as of December 31, 2022. We estimated the fair value of the reporting units using a combination of discounted cash flows and market-based valuation methodologies as noted above. These methodologies involve significant assumptions that are subject to variability.
Based on the annual impairment analysis performed during the fourth quarter of 2022, the reporting unit that was closest to impairment was the CA&I reporting unit with fair value in excess of book value, including goodwill, of 6%. All other reporting units had a fair value substantially in excess of book value.
The company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact the significant assumptions noted above, including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances or in the inputs and assumptions used in estimating the fair value of the reporting units, could require the company to record a non-cash impairment charge.
Goodwill by reporting unit at December 31, 2022, was as follows:

Reporting unit	Carrying Amount
DWS	$140.5
CA&I	38.0
ECS	98.3
Other	10.3
Total	$287.1

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In an effort to manage interest rate exposures, the company strives to achieve an acceptable balance between fixed and variable debt positions. As of December 31, 2022, substantially all of the company’s total long-term debt is at a fixed rate and therefore do not expose the company to risk related to rising interest rates. See Note 16, “Debt,” of the Notes to Consolidated Financial Statements. Although at December 31, 2022 the company had no outstanding borrowings under the Amended and Restated ABL Credit Facility, future borrowings, if any, will be subject to variable interest rates.
As of December 31, 2022, the company had outstanding $479.2 million ($485.0 million face value) of 6.875% senior secured notes due 2027 (the 2027 Notes). As the 2027 Notes have a fixed interest rate, the company does not have financial and economic exposure related to rising interest rates with respect to the 2027 Notes. However, the fair value of fixed rate instruments fluctuates when interest rates change. As of December 31, 2022, the fair value of the 2027 Notes was $373.0 million.
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
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2022 and 2021, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $54 million and $55 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the company’s 2022 consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we identified material weaknesses in the company’s internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Management concluded that our internal control over financial reporting was not effective as of December 31, 2022. The company did not design and maintain effective formal policies and procedures to ensure appropriate information is communicated from the IT function and the legal and compliance function to the accounting function and those responsible for governance on a timely basis so as to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These material weaknesses did not result in a misstatement of the company’s financial statements, however, they could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report, which is included herein.
Status of Remediation Plan for Material Weaknesses
Management has implemented measures designed to ensure that the material weaknesses are remediated. The company has taken the following remediation steps during the fourth quarter of 2022:
•The company enhanced its written policy regarding information escalation for cyber-incidents. In addition, the company completed an assessment of staffing within the company’s incident response team.
•The company enhanced its disclosure committee (the Disclosure Committee) and the disclosure working group that supports the Disclosure Committee.
•The company is requiring all direct reports to the CEO to confirm that they have made the Disclosure Committee aware of any matters under their purview that the Disclosure Committee should be considering in advance of applicable SEC filings.
•The company provided training and policies (including any policy revisions) to non-finance executives regarding escalation of significant matters related to SEC reporting requirements.
•Procedures were drafted to address the proper handling of information so that the Security and Risk Committee and Audit and Finance Committee are properly informed.
•Management has revised its Speak Up Policy to make all associates aware that they have direct access to, and may approach, company executives and the Board of Directors, and that they have access to the company’s whistleblower hotline.
As of December 31, 2022, management has implemented all remedial actions described above in respect to the material weaknesses relating to policies and procedures within the IT function and the legal and compliance function to the accounting function. Due to the timing of the design and implementation of these remediation efforts during the fourth quarter of 2022, there has been insufficient time for the company to demonstrate consistent execution against all newly implemented actions. As such, management is unable to conclude on the operating effectiveness of implemented remediations at December 31, 2022. We expect to continue to enhance these controls and assess their operating effectiveness in 2023.

/s/ Peter A. Altabef	/s/ Debra McCann
Peter A. Altabef	Debra McCann
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Unisys Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Unisys Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), of comprehensive income, of equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing after the signatures page (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to the design and maintenance of effective formal policies and procedures to ensure appropriate information is communicated from the IT function and the legal and compliance function to the accounting function and those responsible for governance on a timely basis.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the accompanying Management’s Report on Internal Control Over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
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
Valuation of the U.S. and Certain International Defined Benefit Pension Plan Obligations
As described in Notes 1 and 18 to the consolidated financial statements, the Company’s consolidated defined benefit pension plan obligation was $4,428 million as of December 31, 2022. Management develops the actuarial assumptions used by its U.S. and international defined benefit pension plan obligations based upon the circumstances of each particular plan. The determination of the defined benefit pension plan obligations requires the use of estimates. Management’s significant assumption used in the determination of the defined benefit pension plan obligations with respect to the U.S. pension plans, is the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the U.S. and certain international defined benefit pension plan obligations is a critical audit matter are the (i) significant judgment by management to determine the defined benefit pension plan obligations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumption related to the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2023
We have served as the Company’s auditor since 2020.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Millions, except per share data)

Year ended December 31,	2022	2021	2020
Revenue
Services	$1,597.3	$1,699.3	$1,692.9
Technology	382.6	355.1	333.4
	1,979.9	2,054.4	2,026.3
Costs and expenses
Cost of revenue:
Services	1,285.9	1,358.7	1,429.4
Technology	164.4	123.7	113.9
	1,450.3	1,482.4	1,543.3
Selling, general and administrative	453.2	389.5	369.4
Research and development	24.2	28.5	26.6
	1,927.7	1,900.4	1,939.3
Operating income	52.2	154.0	87.0
Interest expense	32.4	35.4	29.2
Other (expense), net	(82.4)	(580.3)	(329.6)
Loss from continuing operations before income taxes	(62.6)	(461.7)	(271.8)
Provision for (benefit from) income taxes	42.3	(11.9)	45.4
Consolidated net loss from continuing operations	(104.9)	(449.8)	(317.2)
Net income (loss) attributable to noncontrolling interests	1.1	(1.3)	0.5
Net loss from continuing operations attributable to Unisys Corporation	(106.0)	(448.5)	(317.7)
Income from discontinued operations, net of tax	—	—	1,068.4
Net (loss) income attributable to Unisys Corporation	$(106.0)	$(448.5)	$750.7
Earnings (loss) per common share attributable to Unisys Corporation
Basic
Continuing operations	$(1.57)	$(6.75)	$(5.05)
Discontinued operations	—	—	16.98
Total	$(1.57)	$(6.75)	$11.93
Diluted
Continuing operations	$(1.57)	$(6.75)	$(5.05)
Discontinued operations	—	—	16.98
Total	$(1.57)	$(6.75)	$11.93
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions)

Year ended December 31,	2022	2021	2020
Consolidated net loss from continuing operations	$(104.9)	$(449.8)	$(317.2)
Income from discontinued operations, net of tax	—	—	1,068.4
Total	(104.9)	(449.8)	751.2
Other comprehensive income
Foreign currency translation	(117.5)	(40.5)	49.3
Postretirement adjustments, net of tax of $15.2 in 2022, $64.5 in 2021 and $(9.2) in 2020	291.7	721.8	106.9
Total other comprehensive income	174.2	681.3	156.2
Comprehensive income	69.3	231.5	907.4
Comprehensive (loss) income attributable to noncontrolling interests	(12.8)	4.6	7.6
Comprehensive income attributable to Unisys Corporation	$82.1	$226.9	$899.8
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except par value per share information)

As of December 31,	2022	2021
Assets
Current assets
Cash and cash equivalents	$391.8	$552.9
Accounts receivable, net	402.5	451.7
Contract assets	28.9	42.0
Inventories	14.9	7.6
Prepaid expenses and other current assets	92.3	78.8
Total current assets	930.4	1,133.0
Properties	410.8	468.0
Less – Accumulated depreciation and amortization	334.9	381.5
Properties, net	75.9	86.5
Outsourcing assets, net	66.4	124.6
Marketable software, net	165.1	176.2
Operating lease right-of-use assets	42.5	62.7
Prepaid postretirement assets	119.5	159.7
Deferred income taxes	118.6	125.3
Goodwill	287.1	315.0
Intangible assets, net	52.4	34.9
Restricted cash	10.9	7.7
Assets held-for-sale	6.4	20.0
Other long-term assets	190.4	173.9
Total assets	$2,065.6	$2,419.5
Total liabilities and equity (deficit)
Current liabilities:
Current maturities of long-term debt	$17.4	$18.2
Accounts payable	160.8	180.2
Deferred revenue	200.7	253.2
Other accrued liabilities	271.6	300.9
Total current liabilities	650.5	752.5
Long-term debt	495.7	511.2
Long-term postretirement liabilities	714.6	976.2
Long-term deferred revenue	122.3	150.7
Long-term operating lease liabilities	29.7	46.1
Other long-term liabilities	31.0	47.2
Commitments and contingencies (see Note 19)
Equity (deficit):
Common stock, par value $.01 per share (150.0 shares authorized; shares issued: 2022, 73.3 and 2021, 72.5)	0.7	0.7
Accumulated deficit	(1,515.0)	(1,409.0)
Treasury stock, shares at cost: 2022, 5.5 and 2021, 5.3	(156.0)	(152.2)
Paid-in capital	4,731.6	4,710.9
Accumulated other comprehensive loss	(3,076.0)	(3,264.1)
Total Unisys Corporation stockholders' deficit	(14.7)	(113.7)
Noncontrolling interests	36.5	49.3
Total equity (deficit)	21.8	(64.4)
Total liabilities and equity (deficit)	$2,065.6	$2,419.5
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2022	2021	2020
Cash flows from operating activities
Consolidated net loss from continuing operations	$(104.9)	$(449.8)	$(317.2)
Income from discontinued operations, net of tax	—	—	1,068.4
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used for) operating activities:
Gain on sale of U.S. Federal business	—	—	(1,060.0)
Foreign currency losses	6.8	2.6	36.2
Non-cash interest expense	1.3	1.8	4.6
Debt extinguishment charge	—	—	28.5
Employee stock compensation	20.0	18.8	14.5
Depreciation and amortization of properties	50.2	30.5	29.7
Depreciation and amortization of outsourcing assets	64.5	68.0	65.8
Amortization of marketable software	58.7	71.9	65.5
Amortization of intangible assets	10.1	3.0	—
Other non-cash operating activities	0.3	(0.6)	(0.3)
Loss on disposal of capital assets	6.6	2.2	4.5
Postretirement contributions	(43.7)	(56.4)	(832.2)
Postretirement expense	45.3	552.0	239.2
Deferred income taxes, net	(8.3)	(59.2)	(13.4)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	15.5	47.4	(74.8)
Inventories	(8.0)	6.0	3.0
Other assets	(2.6)	8.0	5.9
Accounts payable and current liabilities	(103.8)	(149.4)	3.4
Other liabilities	4.7	35.7	47.5
Net cash provided by (used for) operating activities	12.7	132.5	(681.2)
Cash flows from investing activities
Proceeds from investments	3,336.1	4,148.2	3,388.5
Purchases of investments	(3,380.4)	(4,168.1)	(3,379.2)
Capital additions of properties	(31.0)	(27.3)	(27.7)
Capital additions of outsourcing assets	(8.6)	(18.5)	(30.1)
Investment in marketable software	(46.3)	(54.4)	(72.3)
Purchases of businesses, net of cash acquired	(0.3)	(239.3)	—
Net proceeds from sale of U.S. Federal business	—	—	1,162.9
Other	(0.9)	(0.9)	(0.5)
Net cash (used for) provided by investing activities	(131.4)	(360.3)	1,041.6
Cash flows from financing activities
Payments of long-term debt	(17.8)	(103.1)	(454.8)
Proceeds from issuance of long-term debt	—	1.5	497.3
Cash paid for debt extinguishment	—	—	(23.7)
Issuance costs relating to long-term debt	—	—	(7.9)
Proceeds from exercise of stock options	—	4.5	—
Other	(3.8)	(8.4)	(5.8)
Net cash (used for) provided by financing activities	(21.6)	(105.5)	5.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17.6)	(12.8)	(10.6)
(Decrease) increase in cash, cash equivalents and restricted cash	(157.9)	(346.1)	354.9
Cash, cash equivalents and restricted cash, beginning of year	560.6	906.7	551.8
Cash, cash equivalents and restricted cash, end of year	$402.7	$560.6	$906.7
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2019	$(1,228.3)	$(1,265.4)	$0.7	$(1,711.2)	$(109.6)	$4,643.3	$(4,088.6)	$37.1
Consolidated net income	751.2	750.7		750.7				0.5
Stock-based activity	8.8	8.8			(4.8)	13.6
Translation adjustments	49.3	46.3					46.3	3.0
Postretirement plans	106.9	102.8					102.8	4.1
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net loss	(449.8)	(448.5)		(448.5)				(1.3)
Capped call on conversion of debt	—	—			(30.8)	30.8
Stock-based activity	16.2	16.2			(7.0)	23.2
Translation adjustments	(40.5)	(39.6)					(39.6)	(0.9)
Postretirement plans	721.8	715.0					715.0	6.8
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(104.9)	(106.0)		(106.0)				1.1
Stock-based activity	16.9	16.9			(3.8)	20.7
Translation adjustments	(117.5)	(111.2)					(111.2)	(6.3)
Postretirement plans	291.7	299.3					299.3	(7.6)
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share amounts)
Note 1 — Summary of significant accounting policies
Principles of consolidation The consolidated financial statements include the accounts of all majority-owned subsidiaries.
Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal contingencies, assumptions used in the calculation for systems integration projects, income taxes, and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment such as rising interest rates, inflation, fluctuation in foreign exchange rates, the coronavirus pandemic and the ongoing conflict in Ukraine, will be reflected in the financial statements in future periods.
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

As of December 31,	2022	2021
Cash and cash equivalents	$391.8	$552.9
Restricted cash	10.9	7.7
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$402.7	$560.6
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
Recoverability of these costs is subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates. The gross amount of outsourcing assets totaled $559.4 million and $568.3 million as of December 31, 2022 and 2021, respectively, and related accumulated amortization totaled $493.0 million and $443.7 million as of December 31, 2022 and 2021, respectively.
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products. For the company’s proprietary enterprise software products, the amortization period is five years following product release, and for the remaining products, the amortization period is three years following product release. In assessing the estimated revenue-producing lives and recoverability of the products, the company considers operating strategies, underlying technologies utilized, estimated economic life and external market factors, such as expected levels of competition, barriers to entry by potential competitors, stability in the market and governmental regulation. The company continually reassesses the estimated revenue-producing lives of the products and any change in the company’s estimate could result in the remaining amortization expense being accelerated or spread out over a longer period. As of December 31, 2022, the company believes that all unamortized costs are fully recoverable. The gross amount of marketable software totaled $2,174.5 million and $2,266.1 million as of December 31, 2022 and 2021, respectively, and related accumulated amortization totaled $2,009.4 million and $2,089.9 million as of December 31, 2022 and 2021, respectively.
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
The company reviews goodwill for impairment annually in the fourth quarter using data as of September 30 of that year, as well as whenever there are events or changes in circumstances (triggering events) that would more likely than not reduce the fair value of one or more reporting units below its respective carrying amount. The company initially assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This qualitative assessment considers all relevant factors specific to the reporting units, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in share price and relevant entity-specific events.
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
During the fourth quarter of 2022, the company performed a quantitative goodwill impairment test for each reporting unit, and estimated the fair value of the reporting units using both the income approach and the market approach.
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
The company’s quantitative assessment in the fourth quarter of 2022 indicated that each reporting unit’s fair value exceeded its carrying value, as such no impairment charge was recognized as of December 31, 2022. The reporting unit that was closest to impairment was the CA&I reporting unit with fair value in excess of book value, including goodwill, of 6%. All other reporting units had a fair value substantially in excess of book value.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods.

The company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact the significant assumptions noted above, including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances or in the inputs and assumptions used in estimating the fair value of the reporting units, could require the company to record a non-cash impairment charge.
Finite-lived intangible assets purchased in a business combination are recorded at fair value and amortized to cost of revenue - technology and selling, general and administrative expense over their estimated useful lives. Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances would indicate that the carrying value may not be recoverable. An impairment charge would be recognized if the carrying value exceeds fair value in the consolidated statement of income (loss) in the period the impairment is identified.
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
At December 31 of each year, the company determines the fair value of its retirement benefits plan assets as well as the discount rate to be used to calculate the present value of plan liabilities. Management’s significant assumption used in the determination of the defined benefit pension plan obligations with respect to the U.S. pension plans, is the discount rate. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the interest rate at which the retirement benefits could be effectively settled. In estimating the discount rate, the company looks to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the retirement benefits. The company uses a portfolio of fixed-income securities, which receive at least the second-highest rating given by a recognized ratings agency.
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
In the Digital Workplace Solutions (DWS) and the Cloud, Applications & Infrastructure Solutions (CA&I) segments, substantially all of the company’s performance obligations are satisfied over time as work progresses and therefore substantially all of the revenue in these segments is recognized over time. The company generally receives payment for these contracts over time as the performance obligations are satisfied.
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
The company discloses disaggregation of its customer revenue by geographic areas (see Note 21, “Segment information”).
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
Advertising costs All advertising costs are expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of income (loss). The amount charged to the expense during 2022, 2021 and 2020 was $8.0 million, $3.6 million and $2.5 million, respectively.
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
Income taxes Income taxes are based on income before taxes for financial reporting purposes and reflect a current tax liability for the estimated taxes payable in the current-year tax returns and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. The company releases the income tax effects of deferred tax balances that have a valuation allowance from accumulated other comprehensive income (loss) once the reason the tax effects were established ceases to exist (e.g., a postretirement plan is liquidated). The company recognizes penalties and interest accrued related to income tax liabilities in provision for income taxes in its consolidated statements of income (loss).
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

The results of the U.S. Federal business discontinued operations were as follows:

Year ended December 31,	2020*
Revenue	$149.5
Income
Operations	8.4
Gain on sale	1,060.7
1,069.1
Income tax provision	0.7
Income from discontinued operations, net of tax	$1,068.4
* Includes results of operations through the March 13, 2020 closing date.
Note 3 — Recent accounting pronouncements and accounting changes
Effective January 1, 2022, the company adopted Accounting Standards Update (ASU) No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Deferred revenue acquired in a business combination is no longer required to be measured at its fair value, which had historically resulted in a deferred revenue fair value adjustment at the date of acquisition. The company will apply this guidance for acquisitions completed on or after January 1, 2022.
Note 4 — Acquisitions
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
During 2022, the company finalized its valuation of assets acquired and liabilities assumed resulting in measurement period adjustments that decreased goodwill by $27.5 million primarily related to an increase of $27.6 million in the fair value of the acquired intangible assets.
The goodwill represents expected synergies, intellectual capital and the acquired assembled workforce, none of which qualify for recognition as a separate intangible asset. Goodwill determined by the allocation of the purchase price was recorded in the company’s CA&I segment and approximately $34 million is deductible for tax purposes.

The following table summarizes the fair value of the intangible assets acquired and the related weighted average amortization period:

	Weighted Average Amortization Period in Years	Fair Value
Customer relationships	12.0	$44.6
Trademark	4.0	1.3
Total		$45.9
During 2022 and 2021, the company incurred and expensed acquisition-related costs of $0.4 million and $1.1 million, respectively, included within selling, general and administrative expense in the consolidated statements of income (loss).
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
Headquartered in Bellevue, Washington, and with offices in the United Kingdom, Germany, Switzerland, India, Australia and Lithuania, Unify Square is a leading experience management provider for secure collaboration and communication platforms. The acquisition enhanced the company’s digital workplace solutions and enabled the company to deliver higher value solutions to its clients.
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
During 2021, the company incurred and expensed acquisition-related costs of $2.4 million, included within selling, general and administrative expense in the consolidated statements of income (loss).
The company’s consolidated financial statements include the results of Unify Square commencing as of the acquisition date.
Pro forma information and revenue and operating results of Unify Square have not been presented as the impact is not material to the company’s consolidated financial statements.
Mobinergy
On November 18, 2021, the company acquired 100% of the Mobinergy group of companies (Mobinergy), a leader in unified endpoint management. The purchase price consideration was not material. The acquisition enhanced the company’s digital workplace solutions and enabled the company to deliver higher value solutions to its clients.
The company’s consolidated financial statements include the results of Mobinergy commencing as of the acquisition date.
Pro forma information and revenue and operating results of Mobinergy have not been presented as the impact is not material to the company’s consolidated financial statements.
Note 5 — Cost-reduction actions
During 2022, the company recognized cost-reduction charges and other costs of $54.9 million. The net charges related to work-force reductions were $7.5 million, principally related to severance costs, and were comprised of: (a) a charge of $7.1 million and (b) a charge of $0.4 million for changes in estimates. In addition, the company recorded net charges of $47.4 million comprised of charges of $13.6 million related to held-for-sale assets (see Note 14, “Properties” for further details), $10.9 million for asset impairments, $11.3 million for idle leased facilities costs, $9.3 million for contract exit costs, $2.9 million for net foreign currency losses related to exiting foreign countries and a credit of $0.6 million for changes in estimates related to other cost-reduction efforts.
During 2021, the company recognized cost-reduction charges and other costs of $23.2 million. The net charges related to work-force reductions were $0.4 million, principally related to severance costs, and were comprised of: (a) a charge of $12.3 million and (b) a credit of $11.9 million for changes in estimates. In addition, the company recorded charges of $22.8 million comprised of $12.6 million for asset impairments, $6.2 million for other expenses related to cost-reduction efforts and $4.0 million for net foreign currency losses related to exiting foreign countries.
During 2020, the company recognized cost-reduction charges and other costs of $95.5 million. The net charges related to work-force reductions were $25.5 million, principally related to severance costs, and were comprised of: (a) a charge of $39.0 million and (b) a credit of $13.5 million for changes in estimates. In addition, the company recorded charges of $70.0 million comprised of $32.3 million for net foreign currency losses related to exiting foreign countries, $24.0 million for asset impairments and $13.7 million for other expenses related to cost-reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2022	2021	2020
Cost of revenue
Services	$19.1	$(2.5)	$22.2
Technology	7.6	7.6	—
Selling, general and administrative	24.7	11.1	38.5
Research and development	0.6	3.0	2.5
Other (expenses), net	2.9	4.0	32.3
Total	$54.9	$23.2	$95.5
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2019	$49.8	$5.2	$44.6
Additional provisions	39.0	13.8	25.2
Payments	(21.5)	(3.2)	(18.3)
Changes in estimates	(13.5)	(2.7)	(10.8)
Translation adjustments	2.1	—	2.1
Balance at December 31, 2020	55.9	13.1	42.8
Additional provisions	12.3	7.9	4.4
Payments	(38.5)	(13.2)	(25.3)
Changes in estimates	(11.9)	(2.1)	(9.8)
Translation adjustments	(1.5)	—	(1.5)
Balance at December 31, 2021	16.3	5.7	10.6
Additional provisions	7.1	3.6	3.5
Payments	(11.5)	(4.1)	(7.4)
Changes in estimates	0.4	(1.0)	1.4
Translation adjustments	(0.6)	—	(0.6)
Balance at December 31, 2022	$11.7	$4.2	$7.5

Expected future payments on balance at December 31, 2022:
In 2023	$11.7	$4.2	$7.5

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

The components of lease expense are as follows:

Year ended December 31,	2022	2021	2020
Operating lease cost	$36.7	$39.7	$42.3
Finance lease cost
Amortization of right-of-use assets	1.2	1.8	1.7
Interest on lease liabilities	—	0.1	0.2
Total finance lease cost	1.2	1.9	1.9
Short-term lease costs	0.7	0.9	1.4
Variable lease cost	11.6	11.5	10.3
Sublease income	(1.8)	(4.4)	(12.1)
Total lease cost	$48.4	$49.6	$43.8
Supplemental balance sheet information related to leases is as follows:

As of December 31,	2022	2021
Operating Leases
Operating lease right-of-use assets	$42.5	$62.7
Other accrued liabilities	26.0	35.4
Long-term operating lease liabilities	29.7	46.1
Total operating lease liabilities	$55.7	$81.5

Finance Leases
Outsourcing assets, net	$0.4	$1.2
Current maturities of long-term debt	0.7	1.6
Long-term debt	0.4	1.1
Total finance lease liabilities	$1.1	$2.7

Weighted-Average Remaining Lease Term (in years)
Operating leases	2.5	2.7
Finance leases	1.4	1.2

Weighted-Average Discount Rate
Operating leases	6.7%	6.1%
Finance leases	5.1%	5.5%
Supplemental cash flow information related to leases is as follows:

Years ended December 31,	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$41.0	$44.9	$41.6
Cash payments for finance leases included in financing activities	1.4	1.9	1.8
Cash payments for finance lease included in operating activities	—	0.1	0.2
ROU assets obtained in exchange for lease obligations are as follows:

Years ended December 31,	2022	2021
Operating leases	$17.2	$20.4

Maturities of lease liabilities as of December 31, 2022 are as follows:

Year	Finance Leases	Operating Leases
2023	$0.7	$28.0
2024	0.4	19.7
2025	—	9.0
2026	—	4.2
2027	—	0.8
Thereafter	—	0.1
Total lease payments	1.1	61.8
Less imputed interest	—	6.1
Total	$1.1	$55.7
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. As of December 31, 2022, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2023	$6.3
2024	12.1
2025	8.0
2026	6.2
2027	1.3
Thereafter	—
Total	$33.9
Other Commitments
At December 31, 2022, the company had outstanding standby letters of credit and surety bonds totaling approximately $218 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2022, the company had deposits and collateral of approximately $8 million in other long-term assets, principally related to tax contingencies in Brazil.
Note 7 — Other (expense), net
Other (expense), net is comprised of the following:

Year ended December 31,	2022	2021	2020
Postretirement expense*	$(43.2)	$(548.6)	$(235.9)
Foreign exchange losses**	(6.8)	(2.5)	(36.2)
Debt extinguishment charge	—	—	(28.5)
Environmental costs and other, net***	(32.4)	(29.2)	(29.0)
Total other (expense), net	$(82.4)	$(580.3)	$(329.6)
*Includes $499.4 million of settlement losses in 2021 related to the company’s defined benefit pension plans and $142.1 million settlement loss in 2020 related to the U.S. defined benefit pension plans. See Note 18, “Employee plans.”
**Includes charges of $2.9 million, $4.0 million and $32.3 million respectively, in 2022, 2021 and 2020 for net foreign currency losses related to substantial completion of liquidation of foreign subsidiaries.
***Environmental costs relates to a previously disposed business.

Note 8 — Income taxes
Following is the total loss from continuing operations before income taxes and the provision (benefit) for income taxes.

Year ended December 31,	2022	2021	2020
Income (loss) from continuing operations before income taxes
United States	$(177.2)	$(443.5)	$(316.3)
Foreign	114.6	(18.2)	44.5
Total loss from continuing operations before income taxes	$(62.6)	$(461.7)	$(271.8)
Provision (benefit) for income taxes
Current
United States	$15.9	$9.1	$7.3
Foreign	34.7	38.1	51.5
Total	50.6	47.2	58.8
Deferred
Foreign	(8.3)	(59.1)	(13.4)
Total provision (benefit) for income taxes	$42.3	$(11.9)	$45.4
Following is a reconciliation of the benefit for income taxes at the United States statutory tax rate to the provision (benefit) for income taxes as reported:

Year ended December 31,	2022	2021	2020
United States statutory income tax benefit	$(13.2)	$(96.9)	$(57.1)
Income and losses for which no provision or benefit has been recognized	40.9	91.1	78.6
Foreign rate differential and other foreign tax expense	6.4	0.4	5.9
Income tax withholdings	19.7	13.5	16.8
Permanent items	(2.1)	(1.8)	0.8
Enacted rate changes	—	(17.1)	(4.0)
Change in uncertain tax positions	0.4	(0.3)	3.6
Change in valuation allowances	(9.8)	(0.8)	2.9
Income tax credits, U.S.	—	—	(2.1)
Provision (benefit) for income taxes	$42.3	$(11.9)	$45.4

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2022	2021
Deferred tax assets
Tax loss carryforwards	$825.5	$840.4
Postretirement benefits	149.6	211.8
Foreign tax credit carryforwards	109.2	145.9
Other tax credit carryforwards	32.7	31.9
Deferred revenue	28.2	35.8
Employee benefits and compensation	21.2	25.8
Purchased capitalized software	16.9	24.2
Depreciation	32.6	31.6
Warranty, bad debts and other reserves	7.1	7.5
Capitalized costs	6.2	3.9
Other	49.9	46.1
	1,279.1	1,404.9
Valuation allowance	(1,110.5)	(1,226.2)
Total deferred tax assets	$168.6	$178.7
Deferred tax liabilities
Capitalized research and development	$31.0	$43.1
Other	29.2	29.5
Total deferred tax liabilities	$60.2	$72.6
Net deferred tax assets	$108.4	$106.1
Changes in the valuation allowance was as follows:

Year ended December 31,	2022	2021	2020
Valuation allowance, at beginning of year	$(1,226.2)	$(1,271.5)	$(1,524.7)
Actuarial pension adjustments	70.7	99.5	41.8
Expired net operating losses/tax credits	52.3	50.0	28.9
Foreign exchange	14.8	18.4	(20.9)
Recognition of income tax benefit (expense) (i)	(43.9)	(102.1)	189.0
Other	21.8	(20.5)	14.4
Valuation allowance, at end of year	$(1,110.5)	$(1,226.2)	$(1,271.5)
(i) Includes U.S pension activity of $(11.3) million, $(84.9) million and $141.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.
At December 31, 2022, the company has tax effected tax loss carryforwards as follows:

As of December 31,	2022
U.S. Federal	$378.6
State and local	178.0
Foreign	268.9
Total tax loss carryforwards	$825.5

These carryforwards will expire as follows:

Year
2023	$13.2
2024	12.7
2025	19.5
2026	10.7
2027	59.9
Thereafter	434.2
Unlimited	275.3
Total	$825.5

The company also has available tax credit carryforwards, which will expire as follows:

Year
2023	$27.0
2024	22.5
2025	20.7
2026	33.7
2027	9.5
Thereafter	28.5
Total	$141.9
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
The realization of the company’s net deferred tax assets as of December 31, 2022 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. As a result of its projections of future taxable income during 2022, the company has determined that a portion of its non-U.S. net deferred tax assets no longer requires a valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2022 was approximately $9.8 million of a tax benefit, primarily in the United Kingdom and other foreign jurisdictions.
Under U.S. tax law, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As the company currently intends to indefinitely reinvest the earnings of certain foreign subsidiaries, no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries. The unrecognized deferred income tax liability at December 31, 2022 approximated $28.2 million.
Cash paid for income taxes, net of refunds was as follows:

Year ended December 31,	2022	2021	2020
Cash paid for income taxes, net of refunds	$49.0	$53.7	$24.7

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2022	2021	2020
Balance at January 1	$21.6	$30.9	$25.6
Additions based on tax positions related to the current year	1.9	3.5	8.5
Changes for tax positions of prior years	1.2	(8.8)	(0.7)
Reductions as a result of a lapse of applicable statute of limitations	(5.4)	(2.6)	(2.3)
Settlements	—	(0.3)	(1.8)
Changes due to foreign currency	(1.5)	(1.1)	1.6
Balance at December 31	$17.8	$21.6	$30.9
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income (loss). At December 31, 2022 and 2021, the company had an accrual of $3.8 million and $3.8 million, respectively, for the payment of penalties and interest.
At December 31, 2022, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.2 million related to a statute of limitation expiration; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Several U.S. state and foreign income tax audits are in process. The company is under an audit in India, for which years prior to 2007 are closed. For the most significant jurisdictions outside the U.S., the audit periods through 2017 are closed for Brazil, and the audit periods through 2018 are closed for the United Kingdom. All of the various ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
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
As a result of the February 2011 ownership change, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2022 is approximately $511.0 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. cash tax liability in the near term.

Note 9 — Earnings (loss) per common share
The following table shows how earnings (loss) per common share attributable to Unisys Corporation was computed for the three years ended December 31, 2022 (shares in thousands).

Year ended December 31,	2022	2021	2020
Basic earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(106.0)	$(448.5)	$(317.7)
Income from discontinued operations, net of tax	—	—	1,068.4
Net (loss) income attributable to Unisys Corporation	$(106.0)	$(448.5)	$750.7

Weighted average shares	67,665	66,451	62,932

Basic earnings (loss) per share attributable to Unisys Corporation
Continuing operations	$(1.57)	$(6.75)	$(5.05)
Discontinued operations	—	—	16.98
Total	$(1.57)	$(6.75)	$11.93

Diluted earnings (loss) per common share computation:
Net loss from continuing operations attributable to Unisys Corporation	$(106.0)	$(448.5)	$(317.7)
Add interest expense on convertible senior notes, net of tax of zero	—	—	—
Net loss from continuing operations attributable to Unisys Corporation for diluted earnings per share	(106.0)	(448.5)	(317.7)
Income from discontinued operations, net of tax	—	—	1,068.4
Net (loss) income attributable to Unisys Corporation for diluted earnings per share	$(106.0)	$(448.5)	$750.7

Weighted average shares	67,665	66,451	62,932
Plus incremental shares from assumed conversions:
Employee stock plans	—	—	—
Convertible senior notes	—	—	—
Adjusted weighted average shares	67,665	66,451	62,932

Diluted earnings (loss) per common share attributable to Unisys Corporation
Continuing operations	$(1.57)	$(6.75)	$(5.05)
Discontinued operations	—	—	16.98
Total	$(1.57)	$(6.75)	$11.93

Anti-dilutive weighted-average stock options and restricted stock units(i)	481	871	579
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i) (see Note 16, “Debt”)	—	557	3,425
(i)Amounts represent shares excluded from the computation of diluted earnings per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 10 — Accounts receivable
Accounts receivable consist principally of trade accounts receivable from customers and are generally unsecured and due within 30 to 90 days. Credit losses relating to these receivables consistently have been within management’s expectations. Expected credit losses are recorded as an allowance for credit losses in the consolidated balance sheets. Estimates of expected credit losses are based primarily on the aging of the accounts receivable balances. The company records a specific reserve for individual accounts when it becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. The collection policies and procedures of the company vary by credit class and prior payment history of customers.
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $87.9 million and $73.1 million at December 31, 2022 and 2021, respectively.
Unearned income, which is reported as a deduction from accounts receivable, was $13.9 million and $4.1 million at December 31, 2022 and 2021, respectively.
The allowance for credit losses, which is reported as a deduction from accounts receivable, was $9.1 million and $8.0 million at December 31, 2022 and 2021, respectively. The provision for credit losses, which is reported in selling, general and administrative expenses in the consolidated statements of income (loss), was expense (income) of $0.3 million, $(0.6) million and $(0.3) million, in 2022, 2021 and 2020, respectively.
Additionally, long-term receivables were $85.3 million and $49.1 million at December 31, 2022 and 2021, respectively, and are reported in other long-term assets on the company’s consolidated balance sheets.
Note 11 — Contract assets and deferred revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

As of December 31,	2022	2021
Contract assets - current	$28.9	$42.0
Contract assets - long-term(i)	11.0	17.4
Deferred revenue - current	(200.7)	(253.2)
Deferred revenue - long-term	(122.3)	(150.7)
(i)Reported in other long-term assets on the company’s consolidated balance sheets
Significant changes in the above contract liability balances were as follows:

Year ended December 31,	2022	2021
Revenue recognized that was included in deferred revenue at the beginning of the period	$235.4	$245.8
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
Deferred commissions were as follows:

As of December 31,	2022	2021
Deferred commissions	$4.9	$6.7
Amortization expense related to deferred commissions was as follows:

Year ended December 31,	2022	2021	2020
Deferred commissions - amortization expense(i)	$2.9	$2.9	$3.2
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

Costs to fulfill a contract were as follows:

As of December 31,	2022	2021
Costs to fulfill a contract	$34.8	$56.2
Amortization expense related to costs to fulfill a contract was as follows:

Year ended December 31,	2022	2021	2020
Costs to fulfill a contract - amortization expense	$23.7	$27.9	$27.5
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 13 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2022 and 2021, the notional amount of these contracts was $533.5 million and $552.2 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

As of December 31,	2022	2021
Balance Sheet Location
Prepaid expenses and other current assets	$7.9	$3.6
Other accrued liabilities	1.3	2.1
Total fair value	$6.6	$1.5
The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

Year Ended December 31,	2022	2021	2020
Statement of Income Location
Other (expense), net	$(39.3)	$(18.8)	$7.6
Other financial instruments include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2022 and 2021, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates fair value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2022 and 2021, the company had no significant concentrations of credit risk with any one customer.
Note 14 — Properties
Properties comprise the following:

As of December 31,	2022	2021
Buildings	$0.3	$0.3
Machinery and office equipment	232.6	267.8
Internal-use software	170.9	186.0
Rental equipment	7.0	13.9
Total properties	$410.8	$468.0
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
In 2021, as part of continued cost reduction initiatives, the company decided to exit a data center facility located in Eagan, Minnesota and move the activities to lower cost centers. As a result, the company entered into a letter of intent (LOI) in September 2021 with a third party for the sale of land and building at this location. Upon the execution of the LOI, these assets were classified as held-for-sale in the company’s consolidated balance sheet.
As the sale was not consummated and the assets have been held-for-sale for more than a year, the company evaluated whether (i) the company has taken all necessary actions to respond to the change in circumstances; (ii) the company is actively marketing the data center facility at a price that is reasonable; and (iii) the company continues to meet all of the criteria to continue to classify the assets as held for sale.
The company is actively marketing this facility for sale and continues to identify interested parties. Additionally, during the fourth quarter of 2022, the company obtained an updated valuation report and recognized an asset held-for-sale write-down of $13.6 million, reducing the assets to its estimated current fair market value less costs to sell. The valuation report is considered a Level 2 input. The company believes the classification continues to be appropriate and that all the criteria has been met to classify these assets as held-for-sale at December 31, 2022.
Note 15 — Goodwill and intangible assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2020	$108.6	$—	$—	$98.3	$10.3
Acquisitions (i)	206.3	140.8	65.5	—	—
Translation adjustments	0.1	0.1	—	—	—
Balance at December 31, 2021	315.0	140.9	65.5	98.3	10.3
Acquisition - Measurement period adjustments (ii)	(27.5)	—	(27.5)	—	—
Translation adjustments	(0.4)	(0.4)	—	—	—
Balance at December 31, 2022	$287.1	$140.5	$38.0	$98.3	$10.3
(i) During 2021, the company acquired Unify Square and Mobinergy resulting in goodwill of $132.9 million and $7.9 million, respectively, recorded in the company’s DWS segment and CompuGain resulting in goodwill of $65.5 million recorded in the company’s CA&I segment. See Note 4, “Acquisitions.”
(ii) During 2022, the company finalized its valuation of assets and liabilities assumed in the CompuGain acquisition resulting in measurement period adjustments that decreased goodwill by $27.5 million. See Note 4, “Acquisitions.”
At December 31, 2021, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million. At December 31, 2022, there was no goodwill allocated to reporting units with negative net assets.

Intangible Assets, Net
Intangible assets, net at December 31, 2022 and 2021 consists of the following:

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$4.9	$5.1
Customer relationships (ii) (iii)	54.2	7.9	46.3
Marketing (iii)	1.3	0.3	1.0
Total	$65.5	$13.1	$52.4

As of December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (iii)	$10.0	$1.8	$8.2
Customer relationships (iii)	27.0	1.2	25.8
Marketing (iii)	0.9	—	0.9
Total	$37.9	$3.0	$34.9
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) During 2022, the company finalized its valuation of assets and liabilities assumed in the CompuGain acquisition resulting in measurement period adjustments that increased the fair value of the acquired intangible assets by $27.6 million. See Note 4, “Acquisitions.”
(iii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
Amortization expense was $10.1 million and $3.0 million for the year ended December 31, 2022 and 2021, respectively.
The future amortization relating to acquired intangible assets at December 31, 2022 was estimated as follows:

Year	Future Amortization Expense
2023	$9.6
2024	7.2
2025	4.3
2026	4.0
2027	4.0
Thereafter	23.3
Total	$52.4
Note 16 — Debt
Long-term debt is comprised of the following:

As of December 31,	2022	2021
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $5.8 million and $6.9 million at December 31, 2022 and 2021, respectively)	$479.2	$478.1
Finance leases	1.1	2.7
Other debt	32.8	48.6
Total	513.1	529.4
Less – current maturities	17.4	18.2
Total long-term debt	$495.7	$511.2
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt.

As of December 31,	2022	2021
6.875% senior secured notes due November 1, 2027	$373.0	$527.0

The company’s principal sources of liquidity are cash on hand, cash from operations and its Amended and Restated ABL Credit Facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
At December 31, 2022, the company has met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
Maturities of long-term debt, including finance leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Finance Leases
2023	$17.4	$16.7	$0.7
2024	10.7	10.3	0.4
2025	3.0	3.0	—
2026	1.9	1.9	—
2027	480.1	480.1	—
Total	$513.1	$512.0	$1.1
Cash paid for interest and capitalized interest expense was as follows:

Year ended December 31,	2022	2021	2020
Cash paid for interest	$36.5	$40.1	$32.9
Capitalized interest expense	$5.1	$4.5	$4.6
Senior Secured Notes due 2027
The company has $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes pay interest semiannually on May 1 and November 1 and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc. and Unisys AP Investment Company I, each of which is a U.S. corporation that is directly or indirectly owned by the company (the subsidiary guarantors).
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
Interest expense related to the 2027 Notes is comprised of the following:

Year ended December 31,	2022	2021	2020
Contractual interest coupon	$33.3	$33.3	$5.7
Amortization of issuance costs	1.2	1.2	0.2
Total	$34.5	$34.5	$5.9
Senior Secured Notes due 2022
In April 2020, the company redeemed all $440.0 million in aggregate principal amount of its outstanding 10.750% Senior Secured Notes due 2022 (the 2022 Notes) for a redemption price equal to 105.375% of the aggregate principal amount of the 2022 Notes redeemed plus accrued but unpaid interest to, but not including, the redemption date. The redemption price paid was $487.3 million and is made up of the following: $440.0 million of principal amount due, $23.65 million of call premium and $23.65 million of accrued interest through April 14, 2020. In 2020, the company recorded a loss on debt extinguishment in other expense, net of $28.5 million consisting of the premium of $23.65 million and write off of $4.8 million of unamortized discount and fees related to the issuance of the 2022 Notes.
Interest expense related to the 2022 Notes was as follows:

Year ended December 31,	2020
Contractual interest coupon	$13.8
Amortization of issuance costs	0.7
Total	$14.5
Convertible Senior Notes Due 2021
In March 2021, the company completed the conversion of $84.2 million aggregate principal amount of the Convertible Senior Notes due 2021 (the 2021 Notes) that remained outstanding for a combination of cash and shares of the company’s common stock. As a result of the conversion of the outstanding 2021 Notes, the company delivered to the holders (i) aggregate cash payments totaling approximately $86.5 million, which included an aggregate cash payment for outstanding principal of approximately $84.2 million, an aggregate cash payment for accrued interest of approximately $2.3 million and a nominal cash payment in lieu of fractional shares, and (ii) the issuance of 4,537,123 shares of the company’s common stock. The issuance of the common stock was made in exchange for the 2021 Notes pursuant to an exemption from the registration requirements provided by Section 3(a)(9) of the Securities Act of 1933, as amended.
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
Interest expense related to the 2021 Notes was as follows:

Year ended December 31,	2021	2020
Contractual interest coupon	$0.8	$4.6
Amortization of debt discount	0.5	3.1
Amortization of debt issuance costs	0.1	0.5
Total	$1.4	$8.2
Other Debt
The company has a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At December 31, 2022 and 2021, $5.5 million and $5.5 million, was reported in current maturities of long-term debt, respectively.
The company has a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At December 31, 2022 and 2021, $4.0 million and $3.8 million was reported in current maturities of long-term debt, respectively.
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2022, the company had no borrowings and $6.3 million of letters of credit outstanding, and availability under the facility was $67.9 million net of letters of credit issued.
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
Note 17 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2022	2021
Payrolls and commissions	$84.8	$99.1
Income taxes	41.3	37.7
Operating leases	26.0	35.4
Taxes other than income taxes	23.2	26.6
Accrued vacations	21.1	20.8
Cost reduction	11.7	14.9
Postretirement	11.7	12.1
Accrued interest	5.9	6.1
Other	45.9	48.2
Total other accrued liabilities	$271.6	$300.9

Note 18 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2022, 6.0 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2022, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2022, 2021 and 2020, the company recorded $20.0 million, $18.8 million and $14.5 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the year ended December 31, 2022 follows (shares in thousands):

	Restricted Stock and RSU	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2021	2,124	$22.73
Granted	1,177	24.69
Vested	(819)	22.35
Forfeited and expired	(252)	25.78
Outstanding at December 31, 2022	2,230	23.53
The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $27.0 million, $37.5 million and $17.4 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.

Year ended December 31,	2022	2021
Weighted-average fair value of grant	$34.14	$40.02
Risk-free interest rate(i)	1.72%	0.27%
Expected volatility(ii)	57.71%	57.08%
Expected life of restricted stock units in years(iii)	2.85	2.84
Expected dividend yield	—%	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period
(iii)	Represents the remaining life of the longest performance period
As of December 31, 2022, there was $26.7 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $17.4 million, $15.3 million and $13.0 million, respectively.

Common stock issued upon lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge related to the company match for the years ended December 31, 2022, 2021 and 2020, was $6.9 million, $7.5 million and $8.8 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge related to these plans was $16.6 million, $16.4 million and $16.2 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2022 and 2021, the liability to the participants of these plans was $7.9 million and $10.6 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
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
The American Rescue Plan Act, which was signed into law in the U.S. on March 11, 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, the company was not required to make cash contributions to its U.S. qualified defined benefit pension plans in 2022 and 2021.
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

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets follows:

	U.S. Plans		International Plans
As of December 31,	2022	2021	2022	2021
Change in projected benefit obligation
Benefit obligation at beginning of year	$3,709.6	$4,545.3	$2,614.4	$3,468.0
Service cost	—	—	1.9	3.0
Interest cost	114.6	117.6	39.3	36.7
Plan participants’ contributions	—	—	1.1	1.0
Plan settlement	—	(513.8)	—	(726.8)
Actuarial (gain) loss	(668.1)	(108.4)	(726.4)	2.0
Benefits paid	(303.2)	(331.1)	(86.4)	(106.5)
Foreign currency translation adjustments	—	—	(269.3)	(63.0)
Benefit obligation at end of year	$2,852.9	$3,709.6	$1,574.6	$2,614.4
Change in plan assets
Fair value of plan assets at beginning of year	$3,139.3	$3,847.8	$2,431.6	$3,129.4
Actual return on plan assets	(401.9)	130.4	(685.7)	134.0
Employer contribution	5.9	6.0	33.4	46.4
Plan participants’ contributions	—	—	1.1	1.0
Plan settlement	—	(513.8)	—	(726.8)
Benefits paid	(303.2)	(331.1)	(86.4)	(106.5)
Foreign currency translation adjustments	—	—	(249.7)	(45.9)
Fair value of plan assets at end of year	$2,440.1	$3,139.3	$1,444.3	$2,431.6
Funded status at end of year	$(412.8)	$(570.3)	$(130.3)	$(182.8)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$44.4	$33.9	$75.1	$125.8
Other accrued liabilities	(5.4)	(5.9)	(0.2)	(0.1)
Long-term postretirement liabilities	(451.8)	(598.3)	(205.2)	(308.5)
Total funded status	$(412.8)	$(570.3)	$(130.3)	$(182.8)
Accumulated other comprehensive loss, net of tax
Net loss	$1,845.3	$2,047.6	$859.7	$797.6
Prior service credit	$(27.2)	$(29.7)	$(44.9)	$(40.2)
Accumulated benefit obligation	$2,852.9	$3,709.6	$1,573.0	$2,612.7
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets follows:

As of December 31,	2022	2021
Accumulated benefit obligation	$3,621.6	$4,498.8
Fair value of plan assets	$2,960.6	$3,587.7
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets follows:

As of December 31,	2022	2021
Projected benefit obligation	$3,623.2	$4,500.5
Fair value of plan assets	$2,960.6	$3,587.7

Net periodic pension expense (income) includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2022	2021	2020	2022	2021	2020
Service cost(i)	$—	$—	$—	$1.9	$3.0	$2.8
Interest cost	114.6	117.6	162.5	39.3	36.7	53.4
Expected return on plan assets	(189.8)	(199.8)	(208.6)	(77.4)	(81.6)	(90.6)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.6)	(2.8)	(2.5)
Recognized net actuarial loss	125.9	135.6	135.5	37.7	48.3	43.2
Settlement loss	—	288.1	142.1	—	211.3	—
Net periodic pension expense (income)	$48.2	$339.0	$229.0	$(1.1)	$214.9	$6.3
(i) Service cost is reported in cost of revenue and selling, general and administrative expenses. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).
Management’s significant assumption used in the determination of the defined benefit pension plan obligations with respect to the U.S. pension plans, is the discount rate. Weighted-average assumptions used to determine net periodic pension expense were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2022	2021	2020	2022	2021	2020
Discount rate	3.18%	2.85%	3.53%	1.73%	1.23%	1.82%
Expected long-term rate of return on assets	6.50%	6.07%	6.50%	3.88%	3.30%	3.50%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	6.04%	3.18%	2.85%	4.80%	1.73%	1.23%
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	52%	47-57%	1%	0-1%
Debt securities	34%	29-39%	55%	49-61%
Real estate	0%	0%	1%	0-1%
Cash	0%	0-5%	2%	0-5%
Other	14%	9-19%	41%	34-48%
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

In 2023, the company expects to make cash contributions of $40 million, primarily for international defined benefit pension plans.
As of December 31, 2022, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year	U.S.	International
2023	$303.6	$83.1
2024	296.6	86.6
2025	288.7	87.8
2026	280.3	91.3
2027	271.1	93.7
2028 - 2032	1,190.7	501.2
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans follows:

As of December 31,	2022	2021
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$81.1	$80.2
Service cost	0.2	0.4
Interest cost	1.9	1.8
Plan participants’ contributions	0.9	1.7
Amendments	—	1.2
Actuarial (gain) loss	(16.1)	1.8
Benefits paid	(4.9)	(5.9)
Foreign currency translation and other adjustments	5.8	(0.1)
Benefit obligation at end of year	$68.9	$81.1
Change in plan assets
Fair value of plan assets at beginning of year	$5.6	$6.0
Actual return on plan assets	(0.7)	(0.2)
Employer contributions	4.3	4.0
Plan participants’ contributions	0.9	1.7
Benefits paid	(4.9)	(5.9)
Fair value of plan assets at end of year	$5.2	$5.6
Funded status at end of year	$(63.7)	$(75.5)
Amounts recognized in the consolidated balance sheets consist of:
Other accrued liabilities	$(6.1)	$(6.1)
Long-term postretirement liabilities	(57.6)	(69.4)
Total funded status	$(63.7)	$(75.5)
Accumulated other comprehensive loss, net of tax
Net (income) loss	$(7.8)	$1.4
Prior service credit	(0.7)	(2.1)
Net periodic postretirement benefit (income) cost follows:

Year ended December 31,	2022	2021	2020
Service cost(i)	$0.2	$0.4	$0.5
Interest cost	1.9	1.8	4.4
Expected return on assets	(0.3)	(0.3)	(0.4)
Amortization of prior service cost	(1.4)	(1.7)	(1.6)
Recognized net actuarial (gain) loss	(2.2)	(2.1)	1.0
Net periodic benefit (income) cost	$(1.8)	$(1.9)	$3.9
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit (income) cost are reported in other (expense), net in the consolidated statements of income (loss).

Weighted-average assumptions used to determine net periodic postretirement benefit (income) cost were as follows:

Year ended December 31,	2022	2021	2020
Discount rate	2.70%	2.21%	5.13%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2022	2021	2020
Discount rate	5.39%	2.70%	2.21%
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2023, the company expects to contribute approximately $4 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2022	2021
Health care cost trend rate assumed for next year	7.0%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2033	2033
As of December 31, 2022, the following benefits are expected to be paid from the company’s postretirement plans:

Year	Expected Payments
2023	$7.2
2024	6.3
2025	5.8
2026	5.4
2027	5.0
2028 – 2032	20.1

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
Commingled Funds – These investments are comprised of debt, equity and other securities. The NAV is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the funds less their liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV
Private Real Estate and Private Equity - These investments represent interests in limited partnerships which invest in privately-held companies or privately-held real estate or other real assets. Net asset values are developed and reported by the general partners that manage the partnerships. These valuations are based on property appraisals, utilization of market transactions that provide valuation information for comparable companies, discounted cash flows, and other methods. These valuations are reported quarterly and adjusted as necessary at year end based on cash flows within the most recent period.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2022.

	U.S. Plans				International Plans
As of December 31, 2022	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$544.6	$543.2	$1.4	$—	$—	$—	$—	$—
Commingled Funds	383.2		383.2
Debt Securities
U.S. Govt. Securities	291.7	291.7
Other Fixed Income	293.8		293.8		2.8		2.8
Insurance Contracts					100.3			100.3
Commingled Funds	185.5		185.5		126.5		126.5
Real Estate
Real Estate Investment Trusts	87.1	87.1
Other
Derivatives(i)	95.0	(4.7)	99.7
Commingled Funds					15.0		15.0
Pooled Funds	92.1		92.1		25.3		25.3
Cumulative futures contracts variation margin paid to brokers	5.3	5.3
Cash	0.8	0.8			20.5	20.5
Receivables	9.3	9.3			120.9	120.9
Payables	(42.5)	(42.5)			(0.2)	(0.2)
Total plan assets in fair value hierarchy	$1,945.9	$890.2	$1,055.7	$—	$411.1	$141.2	$169.6	$100.3
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Debt	$65.0				$788.8
Other	147.4				244.4
Private Real Estate	238.9
Private Equity	42.9
Total pension plan assets	$2,440.1				$1,444.3
Other postretirement plans
Insurance Contracts	$5.2			$5.2
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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2021.

	U.S. Plans				International Plans
As of December 31, 2021	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$654.3	$652.4	$1.9	$—	$—	$—	$—	$—
Commingled Funds	398.9		398.9		34.1		34.1
Debt Securities
U.S. Govt. Securities	413.2	413.2
Other Fixed Income	479.3		479.3		3.0		3.0
Insurance Contracts					110.2			110.2
Commingled Funds	525.2		525.2		383.8		383.8
Real Estate
Real Estate Investment Trusts	154.1	154.1
Other
Derivatives(i)	(53.7)	5.8	(59.5)
Commingled Funds					390.0		390.0
Pooled Funds	108.4		108.4
Cumulative futures contracts variation margin received from brokers	(5.8)	(5.8)
Cash	0.2	0.2			28.7	28.7
Receivables	15.7	15.7
Payables	(1.1)	(1.1)
Total plan assets in fair value hierarchy	$2,688.7	$1,234.5	$1,454.2	$—	$949.8	$28.7	$810.9	$110.2
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Equity	$—				$404.5
Debt	78.6				1,077.3
Other	112.5
Private Real Estate	234.2
Private Equity	25.3
Total pension plan assets	$3,139.3				$2,431.6
Other postretirement plans
Insurance Contracts	$5.6			$5.6
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

The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2022.

	January 1, 2022	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2022	December 31, 2022
U.S. plans
Other postretirement plans
Insurance Contracts	$5.6	$(0.7)	$0.3	$—	$—	$5.2
International pension plans
Insurance Contracts	$110.2	$—	$5.2	$(10.0)	$(5.1)	$100.3
The following table sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2021.

	January 1, 2021	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2021	December 31, 2021
U.S. plans
Other postretirement plans
Insurance Contracts	$6.0	$(0.1)	$—	$(0.3)	$—	$5.6
International pension plans
Insurance Contracts	$127.5	$—	$36.1	$(48.7)	$(4.7)	$110.2

The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2022				2021
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$65.0	$—	Monthly	45 days	$78.6	$—	Monthly	45 days
Other	147.4	—	Monthly, Quarterly	5-90 days	112.5	—	Monthly	5 days
Private Real Estate(i)	238.9	—	Quarterly	60-90 days	234.2	—	Quarterly	60-90 days
Private Equity(ii)	42.9	28.4			25.3	28.6
Total	$494.2	$28.4			$450.6	$28.6
International pension plans
Commingled Funds
Equity	$—	$—			$404.5	$—	Weekly	Up to 2 days
Debt	788.8	73.7	Weekly, Monthly, Quarterly	Up to 120 days	1,077.3	138.9	Weekly, Bimonthly, Monthly, Quarterly	Up to 120 days
Other	244.4	—	Bimonthly	10 days
Total	$1,033.2	$73.7			$1,481.8	$138.9
(i) Includes investments in private real estate funds. The funds invest in U.S. real estate and allow redemptions quarterly, though queues, restrictions and gates may extend the period. A redemption has been requested from three funds, which have a redemption queue with estimates of full receipt of three to four years.
(ii) Includes investments in limited partnerships, which invest primarily in secondary markets and private credit. The investments can never be redeemed.
Note 19 — Litigation and contingencies
The company is involved in a wide range of lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. Further, given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the company and its clients have been and will continue to be subject to actions or proceedings in various jurisdictions. These matters can involve a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business.
The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter. These adjustments could have a material impact on our results of operations and financial position.
The company intends to defend itself vigorously with respect to legal matters pending against it. Based on its experience, the company also believes that the damage amounts claimed in the matters disclosed below are not a meaningful indicator of the company’s potential liability.
Litigation is inherently unpredictable and unfavorable resolutions could occur. Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the company’s consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. Accordingly, it is possible that an adverse outcome from such matters could be material to the company’s financial condition, results of operations and cash flows in any particular reporting period.
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2022, it has adequate provisions for any such matters.
The following is a summary of the more significant legal matters involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2022, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $109 million.
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
At December 31, 2022, 12.2 million shares of unissued common stock of the company were reserved principally for future issuance under stock-based incentive plans.
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2019	$(4,088.6)	$(872.9)	$(3,215.7)
Other comprehensive income before reclassifications	489.4	78.6	410.8
Amounts reclassified from accumulated other comprehensive loss	(340.3)	(32.3)	(308.0)
Current period other comprehensive income	149.1	46.3	102.8
Balance at December 31, 2020	(3,939.5)	(826.6)	(3,112.9)
Other comprehensive income (loss) before reclassifications	58.6	(43.6)	102.2
Amounts reclassified from accumulated other comprehensive loss	616.8	4.0	612.8
Current period other comprehensive income (loss)	675.4	(39.6)	715.0
Balance at December 31, 2021	(3,264.1)	(866.2)	(2,397.9)
Other comprehensive income (loss) before reclassifications	38.0	(114.1)	152.1
Amounts reclassified from accumulated other comprehensive loss	150.1	2.9	147.2
Current period other comprehensive income (loss)	188.1	(111.2)	299.3
Balance at December 31, 2022	$(3,076.0)	$(977.4)	$(2,098.6)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Year ended December 31,	2022	2021	2020
Translation Adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$2.9	$4.0	$(32.3)
Postretirement Plans:
Amortization of prior service cost(ii)	(5.8)	(6.2)	5.9
Amortization of actuarial losses(ii)	159.0	178.9	(177.3)
Settlement losses(ii)	—	499.4	(142.1)
Total before tax	156.1	676.1	(345.8)
Income tax benefit	(6.0)	(59.3)	5.5
Total reclassifications for the period	$150.1	$616.8	$(340.3)
(i) Reported in other (expense), net in the consolidated statements of income (loss)
(ii) Included in net periodic postretirement cost (see Note 18, “Employee plans”)
The following table summarizes the changes in shares of common stock and treasury stock:

	Common Stock	Treasury Stock
Balance at December 31, 2019	65.9	3.5
Stock-based compensation	0.9	0.3
Balance at December 31, 2020	66.8	3.8
Debt exchange	4.6	1.2
Stock-based compensation	1.1	0.3
Balance at December 31, 2021	72.5	5.3
Stock-based compensation	0.8	0.2
Balance at December 31, 2022	73.3	5.5
Note 21 — Segment information
In January 2022, the company changed the grouping of certain immaterial revenue streams. As a result, certain prior period segment revenue as well as the related cost of sales amounts have been reclassified to be comparable to the current period’s presentation. In addition, during 2022, the company renamed its Cloud and Infrastructure Solutions segment as Cloud, Applications & Infrastructure Solutions to better represent the nature of the segment’s operations. There was no change to the composition of the segment or its historical results.
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

The accounting policies of each segment are the same as those followed by the company as a whole. Intersegment sales and transfers are priced as if the sales or transfers were to third parties. Accordingly, the ECS segment records intersegment revenue and manufacturing profit on hardware and software shipments to customers under contracts of other segments. These segments, in turn, record customer revenue and marketing profits on such shipments of company hardware and software to customers. In the company’s consolidated statements of income (loss), the manufacturing costs of products sourced from the ECS segment and sold to other segments’ customers are reported in cost of revenue for these other segments. Also included in the ECS segment’s sales and gross profit are sales of hardware and software sold to other segments for internal use in their engagements. The amount of such profit included in gross profit of the ECS segment for the years ended December 31, 2021 and 2020 was $1.4 million and $7.8 million, respectively. The sales and profit on these transactions is eliminated in consolidation.
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
No single customer accounts for more than 10% of revenue.
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
2022
Customer revenue	$1,699.9	$509.9	$520.3	$669.7
Intersegment	—	—	—	—
Total revenue	$1,699.9	$509.9	$520.3	$669.7
Gross profit	$550.8	$71.5	$47.3	$432.0
Depreciation and amortization	$159.2	$38.9	$42.3	$78.0
Total assets	$1,190.6	$346.5	$268.3	$575.8
Capital expenditures	$68.4	$6.3	$6.5	$55.6
2021
Customer revenue	$1,745.8	$574.5	$485.6	$685.7
Intersegment	1.4	—	—	1.4
Total revenue	$1,747.2	$574.5	$485.6	$687.1
Gross profit	$562.3	$79.3	$47.2	$435.8
Depreciation and amortization	$129.1	$18.6	$55.0	$55.5
Total assets	$1,237.2	$353.5	$289.6	$594.1
Capital expenditures	$78.9	$13.5	$13.2	$52.2
2020
Customer revenue	$1,716.8	$594.9	$454.4	$667.5
Intersegment	0.1	—	—	0.1
Total revenue	$1,716.9	$594.9	$454.4	$667.6
Gross profit	$458.6	$57.8	$16.5	$384.3
Depreciation and amortization	$119.3	$14.6	$49.1	$55.6
Total assets	$1,003.5	$216.9	$229.6	$557.0
Capital expenditures	$83.4	$13.6	$24.5	$45.3
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

Year ended December 31,	2022	2021	2020
Total segment revenue	$1,699.9	$1,747.2	$1,716.9
Other revenue	280.0	308.6	309.5
Elimination of intercompany revenue	—	(1.4)	(0.1)
Total consolidated revenue	$1,979.9	$2,054.4	$2,026.3

Presented below is a reconciliation of total segment gross profit to total consolidated loss from continuing operations before income taxes:

Year ended December 31,	2022	2021	2020
Total segment gross profit	$550.8	$562.3	$458.6
Other gross profit (loss)	(21.2)	9.7	24.4
Total gross profit	529.6	572.0	483.0
Selling, general and administrative expense	(453.2)	(389.5)	(369.4)
Research and development expense	(24.2)	(28.5)	(26.6)
Interest expense	(32.4)	(35.4)	(29.2)
Other (expense), net	(82.4)	(580.3)	(329.6)
Total loss from continuing operations before income taxes	$(62.6)	$(461.7)	$(271.8)
Other revenue and other gross profit (loss) are comprised of an aggregation of a number of immaterial business activities and cost reduction charges. These businesses principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.
Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2022	2021	2020
Total segment assets	$1,190.6	$1,237.2	$1,003.5
Other assets	96.8	206.9	298.8
Cash and cash equivalents	391.8	552.9	898.5
Deferred income taxes	118.6	125.3	136.2
Operating lease right-of-use assets	42.5	62.7	79.3
Prepaid postretirement assets	119.5	159.7	187.5
Other corporate assets	105.8	74.8	104.1
Total assets	$2,065.6	$2,419.5	$2,707.9
Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2022	2021	2020
Revenue
United States	$854.9	$856.2	$781.5
United Kingdom	228.0	284.9	228.0
Other foreign(i)	897.0	913.3	1,016.8
Total Revenue	$1,979.9	$2,054.4	$2,026.3
Properties, net
United States	$52.5	$62.5	$82.0
Other foreign(i)	23.4	24.0	28.5
Total Properties, net	$75.9	$86.5	$110.5
Outsourcing assets, net
United States	$36.0	$66.2	$93.1
United Kingdom	17.9	36.3	55.3
Australia	9.5	16.7	19.3
Other foreign(i)	3.0	5.4	6.2
Total Outsourcing assets, net	$66.4	$124.6	$173.9
(i) No other individual country’s revenue, properties, net and outsourcing assets, net exceeded 10% for the years ended December 31, 2022, 2021 and 2020.

Note 22 — Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At December 31, 2022, the company had approximately $0.7 billion of remaining performance obligations of which approximately 31% is estimated to be recognized as revenue by the end of 2023, 26% by the end of 2024, 18% by the end of 2025, 14% by the end of 2026 and 11% thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that due to material weaknesses in our disclosure controls and procedures and in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of December 31, 2022 at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The company did not design and maintain effective formal policies and procedures over information being communicated by the IT function and the legal and compliance function to those responsible for governance, including the CEO and CFO, to allow timely decisions related to both financial reporting as further discussed in Management’s Report on Internal Control Over Financial Reporting under Item 8 of this Annual Report on Form 10-K, and other non-financial reporting in the reports that the company files or submits under the Exchange Act.
To address the material weaknesses referenced above, the company performed additional analysis and performed other procedures in order to prepare the audited consolidated financial statements in accordance with generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Status of Remediation Plan for Material Weaknesses
Management has implemented measures designed to ensure that the material weaknesses are remediated. The company has taken the following remediation steps during the fourth quarter of 2022:
•The company enhanced its written policy regarding information escalation for cyber-incidents. In addition, the company completed an assessment of staffing within the company’s incident response team.
•The company enhanced its disclosure committee (the Disclosure Committee) and the disclosure working group that supports the Disclosure Committee.
•The company is requiring all direct reports to the CEO to confirm that they have made the Disclosure Committee aware of any matters under their purview that the Disclosure Committee should be considering in advance of applicable SEC filings.
•The company provided training and policies (including any policy revisions) to non-finance executives regarding escalation of significant matters related to SEC reporting requirements.
•Procedures were drafted to address the proper handling of information so that the Security and Risk Committee and Audit and Finance Committee are properly informed.
•Management has revised its Speak Up Policy to make all associates aware that they have direct access to, and may approach, company executives and the Board of Directors, and that they have access to the company’s whistleblower hotline.
As of December 31, 2022, management has implemented all remedial actions described above in respect to the material weaknesses relating to policies and procedures within the IT function and the legal and compliance function to the accounting function. Due to the timing of the design and implementation of these remediation efforts during the fourth quarter of 2022, there has been insufficient time for the company to demonstrate consistent execution against all newly implemented actions. As such, management is unable to conclude on the operating effectiveness of implemented remediations at December 31, 2022. We expect to continue to enhance these controls and assess their operating effectiveness in 2023.

Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 33
Changes in Internal Control over Financial Reporting
Except as described above with respect to the remediation plan, there has been no changes in our internal control over financial reporting occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the Proxy Statement):
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
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is set forth under the heading “PROPOSAL 2 - ADVISORY VOTE TO APPROVE EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated herein by reference.
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
•Information regarding director independence is set forth under the heading “Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning fees and services of the company’s principal accountants is set forth under the heading “Independent Registered Public Accounting Firm Fees & Services” in the Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Consolidated Financial Statements
Unisys Corporation’s consolidated financial statements are filed as a part of this Annual Report on Form 10-K in Item 8, “Financial Statements and Supplementary Data,” and a list of Unisys Corporation’s consolidated financial statements are found on page 32 on this report.
(a)2. Financial Statement Schedules
Schedule II, Valuation and Qualifying Accounts, is found on page 89 on this Annual Report on Form 10-K; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
(a)3. Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

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

3.4	By-Laws of Unisys Corporation, as amended through December 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2022)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

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

10.6	Form of TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.7	Form of TSR-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)
10.8	Form of TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.9	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.10	Form of Profit-Based Cash Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.11
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

10.13	Form of TSR-Based Cash Award Agreement dated as of February 25, 2022 between the Company and Peter Altabef

10.14	Form of TSR-Based Restricted Stock Unit Agreement dated as of February 25, 2022 between the Company and Peter Altabef

10.15	Form of Time-Based Restricted Stock Unit Agreement dated as of February 25, 2022 between the Company and Peter Altabef

10.16	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

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

10.24	Amendment 2017-1 to the Unisys Corporation Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

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

10.29
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

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP (PCAOB ID 238)

24	Power of Attorney

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Debra McCann required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Debra McCann required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following financial information from Unisys Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ Peter A. Altabef
Peter A. Altabef
Chair and Chief Executive Officer
Date: March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2023.

	/s/ Peter A. Altabef	*Deborah Lee James
	Peter A. Altabef	Deborah Lee James
	Chair and Chief Executive Officer	Director
(principal executive officer)

	/s/ Debra McCann	*John Kritzmacher
	Debra McCann	John Kritzmacher
	Executive Vice President and Chief Financial Officer	Director
(principal financial officer)

	/s/ Erin Mannix	*Paul E. Martin
	Erin Mannix	Paul E. Martin
	Vice President and Chief Accounting Officer	Director
(principal accounting officer)

	*Nathaniel A. Davis	*Regina M. Paolillo
	Nathaniel A. Davis	Regina M. Paolillo
	Director	Director

	*Matthew J. Desch	*Troy K. Richardson
	Matthew J. Desch	Troy K. Richardson
	Director	Director

	*Denise K. Fletcher	*Lee D. Roberts
	Denise K. Fletcher	Lee D. Roberts
	Director	Director

	*Philippe Germond	*Roxanne Taylor
	Philippe Germond	Roxanne Taylor
	Director	Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for credit losses (deducted from accounts receivable):
Year Ended December 31, 2020	$11.8	$(0.3)	$(2.3)	$9.2
Year Ended December 31, 2021	$9.2	$(0.6)	$(0.6)	$8.0
Year Ended December 31, 2022	$8.0	$0.3	$0.8	$9.1
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.