Form 10-Q
period 2023-03-31
UNISYS CORP
filed 2023-05-02
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of March 31, 2023: 68,263,942

UNISYS CORPORATION

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Services	$403.9	$392.1
Technology	112.5	54.6
	516.4	446.7
Costs and expenses
Cost of revenue
Services	316.1	321.3
Technology	41.3	38.0
	357.4	359.3
Selling, general and administrative	102.9	104.4
Research and development	6.2	6.5
	466.5	470.2
Operating income (loss)	49.9	(23.5)
Interest expense	7.6	8.4
Other (expense), net	(196.9)	(21.0)
Loss before income taxes	(154.6)	(52.9)
Provision for income taxes	19.9	4.1
Consolidated net loss	(174.5)	(57.0)
Net income attributable to noncontrolling interests	0.9	0.3
Net loss attributable to Unisys Corporation	$(175.4)	$(57.3)
Loss per share attributable to Unisys Corporation
Basic	$(2.58)	$(0.85)
Diluted	$(2.58)	$(0.85)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended March 31,
	2023	2022
Consolidated net loss	$(174.5)	$(57.0)
Other comprehensive income
Foreign currency translation	24.4	(17.7)
Postretirement adjustments, net of tax of $(3.0) in 2023 and $6.7 in 2022	178.3	57.3
Total other comprehensive income	202.7	39.6
Comprehensive income (loss)	28.2	(17.4)
Less comprehensive income (loss) attributable to noncontrolling interests	0.8	(0.9)
Comprehensive income (loss) attributable to Unisys Corporation	$27.4	$(16.5)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$391.9	$391.8
Accounts receivable, net	443.8	402.5
Contract assets	17.2	28.9
Inventories	15.9	14.9
Prepaid expenses and other current assets	108.9	92.3
Total current assets	977.7	930.4
Properties	397.9	410.8
Less-accumulated depreciation and amortization	324.6	334.9
Properties, net	73.3	75.9
Outsourcing assets, net	58.7	66.4
Marketable software, net	164.9	165.1
Operating lease right-of-use assets	39.0	42.5
Prepaid postretirement assets	115.5	119.5
Deferred income taxes	113.5	118.6
Goodwill	287.2	287.1
Intangible assets, net	49.9	52.4
Restricted cash	8.6	10.9
Assets held-for-sale	6.4	6.4
Other long-term assets	171.7	190.4
Total assets	$2,066.4	$2,065.6
Total liabilities and equity
Current liabilities:
Current maturities of long-term debt	$16.0	$17.4
Accounts payable	151.1	160.8
Deferred revenue	231.6	200.7
Other accrued liabilities	254.1	271.6
Total current liabilities	652.8	650.5
Long-term debt	490.1	495.7
Long-term postretirement liabilities	697.3	714.6
Long-term deferred revenue	115.3	122.3
Long-term operating lease liabilities	25.6	29.7
Other long-term liabilities	31.3	31.0
Commitments and contingencies (see Note 13)
Equity:
Common stock, shares issued: 2023; 73.9, 2022; 73.3	0.7	0.7
Accumulated deficit	(1,690.4)	(1,515.0)
Treasury stock, shares at cost: 2023; 5.6, 2022; 5.5	(156.3)	(156.0)
Paid-in capital	4,735.9	4,731.6
Accumulated other comprehensive loss	(2,873.2)	(3,076.0)
Total Unisys Corporation stockholders' equity (deficit)	16.7	(14.7)
Noncontrolling interests	37.3	36.5
Total equity	54.0	21.8
Total liabilities and equity	$2,066.4	$2,065.6

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Consolidated net loss	$(174.5)	$(57.0)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency gains	(3.7)	(2.2)
Non-cash interest expense	0.3	0.4
Employee stock compensation	4.7	6.6
Depreciation and amortization of properties	9.2	10.4
Depreciation and amortization of outsourcing assets	12.2	18.3
Amortization of marketable software	12.0	15.8
Amortization of intangible assets	2.5	2.4
Other non-cash operating activities	0.2	0.4
Loss on disposal of capital assets	—	0.5
Postretirement contributions	(16.4)	(16.2)
Postretirement expense	193.2	10.2
Deferred income taxes, net	6.3	(3.7)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	(1.1)	94.2
Inventories	(0.8)	(5.4)
Other assets	(12.2)	(26.4)
Accounts payable and current liabilities	(15.3)	(79.0)
Other liabilities	(3.8)	(2.3)
Net cash provided by (used for) operating activities	12.8	(33.0)
Cash flows from investing activities
Proceeds from investments	830.2	939.0
Purchases of investments	(821.0)	(941.3)
Investment in marketable software	(10.3)	(11.1)
Capital additions of properties	(7.3)	(5.2)
Capital additions of outsourcing assets	(2.7)	(2.4)
Purchase of businesses, net of cash acquired	—	(0.3)
Other	(0.4)	(0.4)
Net cash used for investing activities	(11.5)	(21.7)
Cash flows from financing activities
Payments of long-term debt	(7.2)	(7.7)
Other	(0.4)	(3.5)
Net cash used for financing activities	(7.6)	(11.2)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.1	6.2
Decrease in cash, cash equivalents and restricted cash	(2.2)	(59.7)
Cash, cash equivalents and restricted cash, beginning of period	402.7	560.6
Cash, cash equivalents and restricted cash, end of period	$400.5	$500.9
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(174.5)	(175.4)		(175.4)				0.9
Stock-based activity	4.0	4.0			(0.3)	4.3
Translation adjustments	24.4	23.3					23.3	1.1
Postretirement plans	178.3	179.5					179.5	(1.2)
Balance at March 31, 2023	$54.0	$16.7	$0.7	$(1,690.4)	$(156.3)	$4,735.9	$(2,873.2)	$37.3

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(57.0)	(57.3)		(57.3)				0.3
Stock-based activity	2.2	2.2			(3.5)	5.7
Translation adjustments	(17.7)	(14.9)					(14.9)	(2.8)
Postretirement plans	57.3	55.7					55.7	1.6
Balance at March 31, 2022	$(79.6)	$(128.0)	$0.7	$(1,466.3)	$(155.7)	$4,716.6	$(3,223.3)	$48.4

See notes to consolidated financial statements

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)
Note 1 - Basis of Presentation
The accompanying consolidated financial statements and footnotes of Unisys Corporation have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP). The financial statements and footnotes are unaudited. In the opinion of management, the financial information furnished herein reflects all adjustments necessary for a fair statement of the results of operations, comprehensive income (loss), financial position, cash flows and equity (deficit) for the interim periods specified. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal contingencies, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment such as rising interest rates, inflation, fluctuation in foreign exchange rates and the ongoing conflict in Ukraine, will be reflected in the financial statements in future periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
Note 2 - Cost-Reduction Actions
During the three months ended March 31, 2023, the company recognized net charges related to workforce reductions of $0.7 million, principally related to severance costs. These net charges were comprised of: (a) a charge of $2.6 million and (b) a credit of $1.9 million for changes in estimates. In addition, the company recorded a credit of $3.5 million for net foreign currency gains related to exiting foreign countries.
During the three months ended March 31, 2022, the company recognized net cost-reduction charges and other costs of $3.0 million. The credit related to workforce reductions was $0.6 million for changes in estimates. In addition, the company recorded net charges of $3.6 million comprised of a charge of $1.1 million for net foreign currency losses related to exiting foreign countries, a charge of $3.8 million for asset impairments and a credit of $1.3 million for changes in estimates related to other cost-reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$0.6	$2.7
Selling, general and administrative	—	(0.7)
Research and development	0.1	(0.1)
Other (expense), net	(3.5)	1.1
Total	$(2.8)	$3.0
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2022	$11.7	$4.2	$7.5
Additional provisions	2.6	0.8	1.8
Payments	(2.8)	(1.4)	(1.4)
Changes in estimates	(1.9)	(0.7)	(1.2)
Translation adjustments	0.1	—	0.1
Balance at March 31, 2023	$9.7	$2.9	$6.8
Expected future utilization on balance at March 31, 2023:
Short-term	$9.7	$2.9	$6.8

Note 3 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.3	$—	$0.3	$0.5	$—	$0.5
Interest cost	58.5	40.8	17.7	38.9	28.3	10.6
Expected return on plan assets	(69.4)	(48.6)	(20.8)	(68.4)	(47.5)	(20.9)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)	(1.3)	(0.6)	(0.7)
Recognized net actuarial loss	22.1	19.9	2.2	40.9	30.7	10.2
Settlement losses (ii)	183.2	183.2	—	—	—	—
Net periodic pension expense (income)	$193.5	$194.7	$(1.2)	$10.6	$10.9	$(0.3)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

(ii)In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $183.2 million for the three months ended March 31, 2023.

In 2023, the company expects to make cash contributions of approximately $40 million primarily for its international defined benefit pension plans. In 2022, the company made cash contributions of $39.3 million to its worldwide defined benefit pension plans. During the three months ended March 31, 2023 and 2022, the company made cash contributions of $14.5 million and $15.1 million, respectively.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. defined benefit pension plans in different amounts and on a different schedule than previously contemplated.
Net periodic postretirement benefit income is presented below:

	Three Months Ended March 31,
	2023	2022
Service cost(i)	$—	$—
Interest cost	0.8	0.5
Expected return on assets	(0.1)	(0.1)
Recognized net actuarial gain	(0.7)	(0.5)
Amortization of prior service benefit	(0.3)	(0.3)
Net periodic postretirement benefit income	$(0.3)	$(0.4)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $4.0 million to its postretirement benefit plan in 2023. In 2022, the company made cash contributions of $4.3 million to its postretirement benefit plan. For the three months ended March 31, 2023 and 2022, the company made cash contributions of $1.9 million and $1.1 million, respectively.
Note 4 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of March 31, 2023, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.

During the three months ended March 31, 2023 and 2022, the company recorded $4.7 million and $6.6 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the three months ended March 31, 2023 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	2,230	$23.53
Granted	2,314	5.42
Vested	(529)	12.39
Forfeited and expired	(206)	23.39
Outstanding at March 31, 2023	3,809	12.30
The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the three months ended March 31, 2023 and 2022 was $13.8 million and $22.2 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Weighted-average fair value of grant	$7.32	$34.14
Risk-free interest rate(i)	4.51%	1.72%
Expected volatility(ii)	63.63%	57.71%
Expected life of restricted stock units in years(iii)	2.84	2.85
Expected dividend yield	—%	—%

(i)Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period.
(ii)Based on historical volatility for the company that is commensurate with the length of the performance period.
(iii)Represents the remaining life of the longest performance period.
As of March 31, 2023, there was $30.8 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the three months ended March 31, 2023 and 2022 was $6.6 million and $14.0 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.

Note 5 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Postretirement expense*	$(192.9)	$(9.7)
Foreign exchange gains**	3.7	2.2
Environmental costs and other, net***	(7.7)	(13.5)
Total other (expense), net	$(196.9)	$(21.0)
*Includes $183.2 million in the three months ended March 31, 2023 of a settlement loss related to one of the company’s U.S. defined benefit pension plans. See Note 3.
**Includes net foreign exchange gains of $3.5 million and net foreign exchange losses of $1.1 million, respectively, in the three months ended March 31, 2023 and 2022, related to substantial completion of liquidation of foreign subsidiaries.
***Environmental costs relate to a previously disposed business.
Note 6 - Income Taxes
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of March 31, 2023 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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

Note 7 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended March 31,
	2023	2022
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(175.4)	$(57.3)
Weighted average shares	67,943	67,387
Basic loss per common share	$(2.58)	$(0.85)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(175.4)	$(57.3)
Weighted average shares	67,943	67,387
Plus incremental shares from assumed conversions of employee stock plans	—	—
Adjusted weighted average shares	67,943	67,387
Diluted loss per common share	$(2.58)	$(0.85)

Anti-dilutive weighted-average stock options and restricted stock units(i)	391	837

(i)Amounts represent shares excluded from the computation of diluted loss per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 8 - Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

	March 31, 2023	December 31, 2022
Contract assets - current	$17.2	$28.9
Contract assets - long-term(i)	10.6	11.0
Deferred revenue - current	(231.6)	(200.7)
Deferred revenue - long-term	(115.3)	(122.3)

(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended March 31,
	2023	2022
Revenue recognized that was included in deferred revenue at the beginning of the period	$65.1	$82.9
Note 9 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses, other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At March 31, 2023 and December 31, 2022, the company had $3.2 million and $4.9 million, respectively, of deferred commissions.

Amortization expense related to deferred commissions was as follows:

	Three Months Ended March 31,
	2023	2022
Deferred commissions - amortization expense(i)	$0.4	$1.1

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at March 31, 2023 and December 31, 2022 was $31.4 million and $34.8 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended March 31,
	2023	2022
Costs to fulfill a contract - amortization expense	$2.2	$8.9
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 10 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2023 and December 31, 2022, the notional amount of these contracts was $468.7 million and $533.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	March 31, 2023	December 31, 2022
Balance Sheet Location
Prepaid expenses and other current assets	$3.1	$7.9
Other accrued liabilities	0.5	1.3
Total fair value	$2.6	$6.6

The following table summarizes the location and amount of gains and (losses) recognized on foreign exchange forward contracts.

	Three Months Ended March 31,
	2023	2022
Statement of Income Location
Other (expense), net	$5.2	$(10.9)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$479.5	$309.8	$479.2	$373.0
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 11 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2022	$287.1	$140.5	$38.0	$98.3	$10.3
Translation adjustments	0.1	0.1	—	—	—
Balance at March 31, 2023	$287.2	$140.6	$38.0	$98.3	$10.3
At March 31, 2023, there was no goodwill allocated to reporting units with negative net assets.
Intangible Assets, Net
Intangible assets, net at March 31, 2023 consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$5.7	$4.3
Customer relationships (ii)	54.2	9.5	44.7
Marketing (ii)	1.3	0.4	0.9
Total	$65.5	$15.6	$49.9
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended March 31, 2023 and 2022 amortization expense was $2.5 million and $2.4 million, respectively.

The future amortization relating to acquired intangible assets at March 31, 2023 was estimated as follows:

Future Amortization Expense
Remainder of 2023	$7.1
2024	7.2
2025	4.3
2026	4.0
2027	4.0
Thereafter	23.3
Total	$49.9
Note 12 - Debt
Long-term debt is comprised of the following:

	March 31, 2023	December 31, 2022
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $5.5 and $5.8 million at March 31, 2023 and at December 31, 2022)	$479.5	$479.2
Finance leases	0.8	1.1
Other debt	25.8	32.8
Total	506.1	513.1
Less – current maturities	16.0	17.4
Total long-term debt	$490.1	$495.7

See Note 10 for the fair value of the notes.
Senior Secured Notes due 2027
The company has outstanding $485.0 million aggregate principal amount of its 6.875% Senior Secured Notes due 2027 (the 2027 Notes). The 2027 Notes pay interest semiannually on May 1 and November 1 and will mature on November 1, 2027, unless earlier repurchased or redeemed. The 2027 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys NPL, Inc. and Unisys AP Investment Company I, each of which is a U.S. corporation that is directly or indirectly owned by the company (the subsidiary guarantors).
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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Contractual interest coupon	$8.3	$8.3
Amortization of issuance costs	0.3	0.3
Total	$8.6	$8.6
Other Debt
The company has a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At March 31, 2023 and December 31, 2022, $4.1 million and $5.5 million, was reported in current maturities of long-term debt, respectively.
The company has a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At March 31, 2023 and December 31, 2022, $4.2 million and $4.0 million, was reported in current maturities of long-term debt, respectively.
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2023, the company had no borrowings and $6.6 million of letters of credit outstanding, and availability under the facility was $64.0 million net of letters of credit issued.
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
At March 31, 2023, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
Note 13 - Litigation and Contingencies
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2023, it has adequate provisions for any such matters.
The following is a summary of the more significant legal matters involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2023, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $111 million.
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
Note 14 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2022	$(3,076.0)	$(977.4)	$(2,098.6)
Other comprehensive income (loss) before reclassifications	3.3	26.8	(23.5)
Amounts reclassified from accumulated other comprehensive loss	199.5	(3.5)	203.0
Current period other comprehensive income	202.8	23.3	179.5
Balance at March 31, 2023	$(2,873.2)	$(954.1)	$(1,919.1)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,
	2023	2022
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(3.5)	$1.1
Postretirement plans(ii):
Amortization of prior service benefit	(1.3)	(1.7)
Amortization of actuarial losses	21.5	40.4
Settlement losses	183.2	—
Total before tax	199.9	39.8
Income tax	(0.4)	(1.7)
Total reclassifications for the period	$199.5	$38.1

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 3).
Note 15 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$20.7	$18.9
Interest	$1.0	$1.4
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$391.9	$391.8
Restricted cash	8.6	10.9
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$400.5	$402.7
Cash and cash equivalents subject to contractual restrictions and are therefore not readily available are classified as restricted cash.

Note 16 - Segment Information
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
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended March 31, 2023
Revenue	$445.2	$131.0	$126.0	$188.2
Gross profit	$157.5	$15.6	$16.4	$125.5

Three Months Ended March 31, 2022
Revenue	$374.5	$124.8	$129.1	$120.6
Gross profit	$85.8	$16.0	$7.0	$62.8

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended March 31,
	2023	2022
Total segment revenue	$445.2	$374.5
Other revenue	71.2	72.2
Total consolidated revenue	$516.4	$446.7
Presented below is a reconciliation of total segment gross profit to consolidated loss before income taxes:

	Three Months Ended March 31,
	2023	2022
Total segment gross profit	$157.5	$85.8
Other gross profit	1.5	1.6
Total gross profit	159.0	87.4
Selling, general and administrative expense	(102.9)	(104.4)
Research and development expense	(6.2)	(6.5)
Interest expense	(7.6)	(8.4)
Other (expense), net	(196.9)	(21.0)
Total loss before income taxes	$(154.6)	$(52.9)
Other revenue and other gross profit are comprised of an aggregation of a number of immaterial business activities and cost reductions charges. These businesses principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2023	2022
United States	$201.0	$199.0
United Kingdom	121.9	52.9
Other foreign	193.5	194.8
Total	$516.4	$446.7
Note 17 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At March 31, 2023, the company had approximately $0.6 billion of remaining performance obligations of which approximately 26% is estimated to be recognized as revenue by the end of 2023, 28% by the end of 2024, 19% by the end of 2025, 15% by the end of 2026 and 12% thereafter.

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
Overview
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans resulting in a pre-tax settlement loss of $183.2 million for the three months ended March 31, 2023.
For the three months ended March 31, 2023, the company reported net loss attributable to Unisys Corporation of $175.4 million, or $2.58 per diluted share, compared with a loss of $57.3 million, or $0.85 per diluted share, for the three months ended March 31, 2022. Included in the loss for the three months ended March 31, 2023 was the U.S. pension settlement loss of $183.2 million described above.
Results of operations
Company results
Three months ended March 31, 2023 compared with the three months ended March 31, 2022
Revenue for the three months ended March 31, 2023 was $516.4 million compared with $446.7 million for the three months ended March 31, 2022, an increase of 15.6% from the prior year. The increase was primarily due to higher software license renewals within the Enterprise Computing Solutions segment. Foreign currency fluctuations had a 3 percentage-point negative impact on revenue in the current period compared with the year-ago period.
U.S. revenue increased 1.0% in the current period compared with the year-ago period. International revenue increased 27.3% in the current period compared with the prior-year period, principally due to increases in Europe and Latin America. Foreign currency had a 7 percentage-point negative impact on international revenue in the three months ended March 31, 2023 compared with the three months ended March 31, 2022.
During the three months ended March 31, 2023, the company recognized net charges related to workforce reductions of $0.7 million, principally related to severance costs. These net charges were comprised of: (a) a charge of $2.6 million and (b) a credit of $1.9 million for changes in estimates. In addition, the company recorded a credit of $3.5 million for net foreign currency gains related to exiting foreign countries.
During the three months ended March 31, 2022, the company recognized net cost-reduction charges and other costs of $3.0 million. The credit related to workforce reductions was $0.6 million for changes in estimates. In addition, the company recorded net charges of $3.6 million comprised of a charge of $1.1 million for net foreign currency losses related to exiting foreign countries, a charge of $3.8 million for asset impairments and a credit of $1.3 million for changes in estimates related to other cost-reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$0.6	$2.7
Selling, general and administrative	—	(0.7)
Research and development	0.1	(0.1)
Other (expense), net	(3.5)	1.1
Total	$(2.8)	$3.0
Gross profit and gross profit margin were $159.0 million and 30.8% in the three months ended March 31, 2023, respectively, compared with $87.4 million and 19.6% for the three months ended March 31, 2022, respectively. The increase was principally due to higher software license renewals.
Selling, general and administrative expense in the three months ended March 31, 2023 was $102.9 million (19.9% of revenue) compared with $104.4 million (23.4% of revenue) for the three months ended March 31, 2022.
Research and development (R&D) expense for the three months ended March 31, 2023 and 2022 was $6.2 million and $6.5 million, respectively.
For the three months ended March 31, 2023, the company reported an operating profit of $49.9 million compared with an operating loss of $23.5 million in the three months ended March 31, 2022. The increase was primarily driven by higher revenue and gross profit.
Interest expense for the three months ended March 31, 2023 and 2022 was $7.6 million and $8.4 million, respectively.
Other (expense), net was expense of $196.9 million for the three months ended March 31, 2023 compared with expense of $21.0 million for the three months ended March 31, 2022. Other (expense), net for the three months ended March 31, 2023 included $183.2 million of a U.S. pension settlement loss. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended March 31, 2023 was $154.6 million compared with a loss of $52.9 million for the three months ended March 31, 2022. Included in the loss for the three months ended March 31, 2023 was a U.S. pension settlement loss of $183.2 million.
The provision for income taxes was $19.9 million for the three months ended March 31, 2023 compared with a provision of $4.1 million for the three months ended March 31, 2022. The change in the tax provision is a result of the geographic distribution of income as described below.
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
The realization of the company’s net deferred tax assets as of March 31, 2023 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
Net loss attributable to Unisys Corporation for the three months ended March 31, 2023 was $175.4 million, or $2.58 per diluted share, compared with a loss of $57.3 million, or $0.85 per diluted share, for the three months ended March 31, 2022. Included in the loss for the three months ended March 31, 2023 was a U.S. pension settlement loss of $183.2 million.
Segment results
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
Three months ended March 31, 2023 compared with the three months ended March 31, 2022
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended March 31, 2023
Revenue	$445.2	$131.0	$126.0	$188.2
Gross profit percent	35.4%	11.9%	13.0%	66.7%

Three Months Ended March 31, 2022
Revenue	$374.5	$124.8	$129.1	$120.6
Gross profit percent	22.9%	12.8%	5.4%	52.1%

DWS revenue was $131.0 million for the three months ended March 31, 2023, an increase of 5.0% compared with the three months ended March 31, 2022. The increase in revenue was primarily due to recent contract signings. Foreign currency fluctuations had a 3 percentage-point negative impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 11.9% in the current period compared with 12.8% in the prior-year period. The decrease in gross profit was primarily due to incremental labor costs in support of recent contract signings.
CA&I revenue was $126.0 million for the three months ended March 31, 2023, a decline of 2.4% compared with the three months ended March 31, 2022. Foreign currency fluctuations had a 1 percentage-point negative impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 13.0% in the current period compared with 5.4% in the prior-year period. The increase in gross profit was primarily due to additional cost incurred in the prior-year period associated with certain contracts as well as delivery improvements.
ECS revenue was $188.2 million for the three months ended March 31, 2023, an increase of 56.1% compared with the three months ended March 31, 2022. Foreign currency fluctuations had a 4 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 66.7% in the current period compared with 52.1% in the prior-year period. The increase in revenue and gross profit was driven by higher software license renewals.
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
Cash and cash equivalents at March 31, 2023 were $391.9 million compared to $391.8 million at December 31, 2022.
As of March 31, 2023, $248.9 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the three months ended March 31, 2023, cash provided by operations was $12.8 million compared to cash usage of $33.0 million during the three months ended March 31, 2022, primarily driven by higher Technology collections.
Cash used for investing activities during the three months ended March 31, 2023 was $11.5 million compared to cash usage of $21.7 million during the three months ended March 31, 2022. Net proceeds of investments were $9.2 million for the three months ended March 31, 2023 compared with net purchases of $2.3 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was

$10.3 million compared with $11.1 million in the prior-year period, capital additions of properties were $7.3 million compared with $5.2 million in the prior-year period and capital additions of outsourcing assets were $2.7 million compared with $2.4 million in the prior-year period.
Cash used for financing activities during the three months ended March 31, 2023 was $7.6 million compared to cash used of $11.2 million during the three months ended March 31, 2022.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans resulting in a pre-tax settlement loss of $183.2 million for the three months ended March 31, 2023. After considering this most recent group annuity contract purchase, the company has successfully reduced its global defined benefit pension obligations since December 2020 by $1.7 billion, including $1.0 billion in the U.S. The company will continue to evaluate opportunities for additional reductions in future periods depending on overall market conditions.
In 2023, the company expects to make cash contributions of approximately $40 million primarily for its international defined benefit pension plans. In 2022, the company made cash contributions of $39.3 million to its worldwide defined benefit pension plans. For the three months ended March 31, 2023 and 2022, the company made cash contributions of $14.5 million and $15.1 million, respectively.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. qualified defined benefit pension plans in different amounts and on a different schedule than previously contemplated. Based upon our most current estimates as of March 31, 2023, the company does not expect to make mandatory cash contributions to its U.S. qualified defined benefit pension plans until 2025.
At March 31, 2023, total debt was $506.1 million compared to $513.1 million at December 31, 2022.
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2023, the company had no borrowings and $6.6 million of letters of credit outstanding, and availability under the facility was $64.0 million net of letters of credit issued.
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
At March 31, 2023, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.

From time to time, the company may explore a variety of additional debt and equity sources to fund its liquidity and capital needs.
The company may, from time to time, redeem, tender for, or repurchase its securities in the open market or in privately negotiated transactions depending upon availability, market conditions and other factors.
The company does not have any off-balance sheet arrangements that are material or reasonably likely to become material to its financial condition or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that due to material weaknesses in our disclosure controls and procedures and in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of March 31, 2023 at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 in connection with the company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weaknesses in the company’s disclosure controls and procedures and in the company’s internal control over financial reporting as of December 31, 2022 and is in the process of remediating them as of March 31, 2023.
The company did not design and maintain effective formal policies and procedures to ensure appropriate information is communicated from the IT function and the legal and compliance function to the accounting function and those responsible for governance on a timely basis to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These material weaknesses did not result in a misstatement of the company’s financial statements; however, they could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that would result in a material misstatement that would not be prevented or detected.
This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, for additional information on Management’s Report on Internal Control over Financial Reporting.
To address the material weaknesses referenced above, the company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.
Remediation Plan for Material Weaknesses
Management has implemented measures designed to ensure that the material weaknesses are remediated. The company took the following remediation steps during the fourth quarter of 2022:
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
As of March 31, 2023, management has implemented all remedial actions described above in respect to the material weaknesses relating to policies and procedures within the IT function and the legal and compliance function to the accounting function. Due to the timing of the design and implementation of these remediation efforts implemented during the fourth quarter of 2022, there has been insufficient time for the company to demonstrate consistent execution against all newly implemented actions. As such, management is unable to conclude on the operating effectiveness of implemented remediations at March 31, 2023. We expect to continue to enhance these controls and assess their operating effectiveness throughout 2023.
Changes in Internal Control Over Financial Reporting
Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to litigation is set forth in Note 13 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no significant changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

3.4	Bylaws of Unisys Corporation, as amended through December 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2022)

10.1	Unisys Corporation Savings Plan, as amended and restated effective January 1, 2023

31.1	Certification of Peter A. Altabef required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Debra McCann required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Peter A. Altabef required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Debra McCann required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: May 2, 2023	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Erin Mannix
Erin Mannix
Vice President and Chief Accounting Officer
(Principal Accounting Officer)