Form 10-Q
period 2023-06-30
UNISYS CORP
filed 2023-08-02
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of June 30, 2023: 68,300,493

UNISYS CORPORATION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” “believes,” “should” and similar expressions may identify forward-looking statements and such forward-looking statements are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management's expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management. Because actual results may differ materially from those expressed or implied by these forward-looking statements, we caution readers not to place undue reliance on these statements. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 include:
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Services	$417.0	$400.3	$820.9	$792.4
Technology	59.8	114.7	172.3	169.3
	476.8	515.0	993.2	961.7
Costs and expenses
Cost of revenue
Services	323.5	322.1	639.6	643.4
Technology	37.5	44.8	78.8	82.8
	361.0	366.9	718.4	726.2
Selling, general and administrative	110.3	109.6	213.2	214.0
Research and development	5.4	4.8	11.6	11.3
	476.7	481.3	943.2	951.5
Operating income	0.1	33.7	50.0	10.2
Interest expense	7.5	8.3	15.1	16.7
Other (expense), net	(16.7)	(21.9)	(213.6)	(42.9)
(Loss) earnings before income taxes	(24.1)	3.5	(178.7)	(49.4)
Provision for income taxes	15.4	20.3	35.3	24.4
Consolidated net loss	(39.5)	(16.8)	(214.0)	(73.8)
Net income attributable to noncontrolling interests	0.5	0.3	1.4	0.6
Net loss attributable to Unisys Corporation	$(40.0)	$(17.1)	$(215.4)	$(74.4)
Loss per share attributable to Unisys Corporation
Basic	$(0.59)	$(0.25)	$(3.16)	$(1.10)
Diluted	$(0.59)	$(0.25)	$(3.16)	$(1.10)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated net loss	$(39.5)	$(16.8)	$(214.0)	$(73.8)
Other comprehensive income (loss)
Foreign currency translation	32.5	(95.6)	56.9	(113.3)
Postretirement adjustments, net of tax of $(4.4) and $(7.4) in 2023 and $14.1 and $20.8 in 2022	(1.8)	88.4	176.5	145.7
Total other comprehensive income (loss)	30.7	(7.2)	233.4	32.4
Comprehensive (loss) income	(8.8)	(24.0)	19.4	(41.4)
Less comprehensive income (loss) attributable to noncontrolling interests	0.6	0.3	1.4	(0.6)
Comprehensive (loss) income attributable to Unisys Corporation	$(9.4)	$(24.3)	$18.0	$(40.8)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$423.2	$391.8
Accounts receivable, net	377.2	402.5
Contract assets	16.5	28.9
Inventories	21.0	14.9
Prepaid expenses and other current assets	112.6	92.3
Total current assets	950.5	930.4
Properties	406.6	410.8
Less-accumulated depreciation and amortization	332.9	334.9
Properties, net	73.7	75.9
Outsourcing assets, net	46.5	66.4
Marketable software, net	164.6	165.1
Operating lease right-of-use assets	38.6	42.5
Prepaid postretirement assets	120.9	119.5
Deferred income taxes	112.5	118.6
Goodwill	287.3	287.1
Intangible assets, net	47.5	52.4
Restricted cash	9.0	10.9
Assets held-for-sale	6.4	6.4
Other long-term assets	175.2	190.4
Total assets	$2,032.7	$2,065.6
Total liabilities and equity
Current liabilities:
Current maturities of long-term debt	$14.5	$17.4
Accounts payable	150.4	160.8
Deferred revenue	219.8	200.7
Other accrued liabilities	256.3	271.6
Total current liabilities	641.0	650.5
Long-term debt	488.5	495.7
Long-term postretirement liabilities	683.0	714.6
Long-term deferred revenue	113.0	122.3
Long-term operating lease liabilities	24.8	29.7
Other long-term liabilities	33.1	31.0
Commitments and contingencies (see Note 13)
Equity:
Common stock, shares issued: 2023; 73.9, 2022; 73.3	0.7	0.7
Accumulated deficit	(1,730.4)	(1,515.0)
Treasury stock, shares at cost: 2023; 5.6, 2022; 5.5	(156.4)	(156.0)
Paid-in capital	4,740.1	4,731.6
Accumulated other comprehensive loss	(2,842.6)	(3,076.0)
Total Unisys Corporation stockholders' equity (deficit)	11.4	(14.7)
Noncontrolling interests	37.9	36.5
Total equity	49.3	21.8
Total liabilities and equity	$2,032.7	$2,065.6

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Consolidated net loss	$(214.0)	$(73.8)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency (gains) losses	(0.5)	0.4
Non-cash interest expense	0.6	0.7
Employee stock compensation	8.9	10.3
Depreciation and amortization of properties	13.7	19.2
Depreciation and amortization of outsourcing assets	25.1	36.0
Amortization of marketable software	24.5	29.6
Amortization of intangible assets	4.9	5.3
Other non-cash operating activities	0.4	0.2
Loss on disposal of capital assets	0.1	0.6
Postretirement contributions	(31.1)	(25.1)
Postretirement expense	203.8	22.7
Deferred income taxes, net	9.3	3.1
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	71.0	22.7
Inventories	(5.7)	(5.4)
Other assets	(16.1)	(9.3)
Accounts payable and current liabilities	(37.6)	(108.2)
Other liabilities	(2.0)	4.3
Net cash provided by (used for) operating activities	55.3	(66.7)
Cash flows from investing activities
Proceeds from investments	1,485.4	1,668.0
Purchases of investments	(1,470.4)	(1,697.6)
Investment in marketable software	(21.3)	(23.6)
Capital additions of properties	(11.9)	(14.0)
Capital additions of outsourcing assets	(4.9)	(6.5)
Purchase of businesses, net of cash acquired	—	(0.3)
Other	(0.4)	(0.4)
Net cash used for investing activities	(23.5)	(74.4)
Cash flows from financing activities
Payments of long-term debt	(10.6)	(11.2)
Other	(0.4)	(3.8)
Net cash used for financing activities	(11.0)	(15.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.7	(15.2)
Increase (decrease) in cash, cash equivalents and restricted cash	29.5	(171.3)
Cash, cash equivalents and restricted cash, beginning of period	402.7	560.6
Cash, cash equivalents and restricted cash, end of period	$432.2	$389.3
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(174.5)	(175.4)		(175.4)				0.9
Stock-based activity	4.0	4.0			(0.3)	4.3
Translation adjustments	24.4	23.3					23.3	1.1
Postretirement plans	178.3	179.5					179.5	(1.2)
Balance at March 31, 2023	$54.0	$16.7	$0.7	$(1,690.4)	$(156.3)	$4,735.9	$(2,873.2)	$37.3
Consolidated net income (loss)	(39.5)	(40.0)		(40.0)				0.5
Stock-based activity	4.1	4.1			(0.1)	4.2
Translation adjustments	32.5	30.8					30.8	1.7
Postretirement plans	(1.8)	(0.2)					(0.2)	(1.6)
Balance at June 30, 2023	$49.3	$11.4	$0.7	$(1,730.4)	$(156.4)	$4,740.1	$(2,842.6)	$37.9

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(57.0)	(57.3)		(57.3)				0.3
Stock-based activity	2.2	2.2			(3.5)	5.7
Translation adjustments	(17.7)	(14.9)					(14.9)	(2.8)
Postretirement plans	57.3	55.7					55.7	1.6
Balance at March 31, 2022	$(79.6)	$(128.0)	$0.7	$(1,466.3)	$(155.7)	$4,716.6	$(3,223.3)	$48.4
Consolidated net (loss) income	(16.8)	(17.1)		(17.1)				0.3
Stock-based activity	5.1	5.1			(0.2)	5.3
Translation adjustments	(95.6)	(92.3)					(92.3)	(3.3)
Postretirement plans	88.4	85.1					85.1	3.3
Balance at June 30, 2022	$(98.5)	$(147.2)	$0.7	$(1,483.4)	$(155.9)	$4,721.9	$(3,230.5)	$48.7

See notes to consolidated financial statements

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)
Note 1 - Basis of Presentation
The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the company for the interim periods presented. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022 and the notes thereto included in the company’s Annual Report on Form 10-K, filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal contingencies, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment such as rising interest rates, inflation, fluctuation in foreign exchange rates and the conflict in Ukraine, will be reflected in the financial statements in future periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
Note 2 - Cost-Reduction Actions
During the three months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $3.5 million. The net charge related to workforce reductions was $2.1 million, principally related to severance costs, and were comprised of: (a) a charge of $3.9 million and (b) a credit of $1.8 million for changes in estimates. In addition, the company recorded charges of $1.4 million comprised of $1.3 million for professional fees and other expenses related to cost-reduction efforts and $0.1 million for net foreign currency losses related to exiting foreign countries.
During the three months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $3.1 million. The company recorded charges of $3.4 million comprised of $1.8 million for net foreign currency losses related to exiting foreign countries, $0.9 million for asset impairments and $0.7 million for other expenses related to cost-reduction efforts. In addition, the company recorded a credit related to workforce reductions of $0.3 million for changes in estimates.
During the six months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $0.7 million. The net charge related to work-force reductions was $2.8 million, principally related to severance costs. These net charges were comprised of: (a) a charge of $6.5 million and (b) a credit of $3.7 million for changes in estimates. In addition, the company recorded a net credit of $2.1 million comprised of a credit of $3.4 million for net foreign currency gains related to exiting foreign countries and a charge of $1.3 million for professional fees and other expenses related to cost-reduction efforts.

During the six months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $6.1 million. The company recorded net charges of $7.0 million comprised of a charge of $2.9 million for net foreign currency losses related to exiting foreign countries, a charge of $4.7 million for asset impairments and a credit of $0.6 million for changes in estimates related to cost-reduction efforts. In addition, the company recorded a credit related to work-force reductions of $0.9 million for changes in estimates.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$2.8	$0.8	$3.4	$3.5
Selling, general and administrative	0.5	0.5	0.5	(0.2)
Research and development	0.1	—	0.2	(0.1)
Other (expense), net	0.1	1.8	(3.4)	2.9
Total	$3.5	$3.1	$0.7	$6.1
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2022	$11.7	$4.2	$7.5
Additional provisions	6.5	1.8	4.7
Payments	(4.4)	(2.1)	(2.3)
Changes in estimates	(3.7)	(1.2)	(2.5)
Translation adjustments	0.1	—	0.1
Balance at June 30, 2023	$10.2	$2.7	$7.5
Expected future utilization on balance at June 30, 2023:
Short-term	$10.2	$2.7	$7.5

Note 3 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.3	$—	$0.3	$0.5	$—	$0.5
Interest cost	53.7	35.5	18.2	39.1	29.0	10.1
Expected return on plan assets	(62.0)	(40.7)	(21.3)	(67.3)	(47.4)	(19.9)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)	(1.3)	(0.7)	(0.6)
Recognized net actuarial loss	20.1	17.9	2.2	41.9	32.3	9.6
Net periodic pension expense (income)	$10.9	$12.1	$(1.2)	$12.9	$13.2	$(0.3)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.6	$—	$0.6	$1.0	$—	$1.0
Interest cost	112.2	76.3	35.9	78.0	57.3	20.7
Expected return on plan assets	(131.4)	(89.3)	(42.1)	(135.7)	(94.9)	(40.8)
Amortization of prior service benefit	(2.4)	(1.2)	(1.2)	(2.6)	(1.3)	(1.3)
Recognized net actuarial loss	42.2	37.8	4.4	82.8	63.0	19.8
Settlement losses (ii)	183.2	183.2	—	—	—	—
Net periodic pension expense (income)	$204.4	$206.8	$(2.4)	$23.5	$24.1	$(0.6)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

(ii)In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $183.2 million for the six months ended June 30, 2023.

In 2023, the company expects to make cash contributions of approximately $41 million primarily for its international defined benefit pension plans. In 2022, the company made cash contributions of $39.3 million to its worldwide defined benefit pension plans. During the six months ended June 30, 2023 and 2022, the company made cash contributions of $28.4 million and $23.3 million, respectively.
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
Net periodic postretirement benefit income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost(i)	$0.1	$0.1	$0.1	$0.1
Interest cost	0.7	0.5	1.5	1.0
Expected return on assets	(0.1)	(0.1)	(0.2)	(0.2)
Recognized net actuarial gain	(0.7)	(0.5)	(1.4)	(1.0)
Amortization of prior service benefit	(0.3)	(0.4)	(0.6)	(0.7)
Net periodic postretirement benefit income	$(0.3)	$(0.4)	$(0.6)	$(0.8)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $4.0 million to its postretirement benefit plan in 2023. In 2022, the company made cash contributions of $4.3 million to its postretirement benefit plan. For the six months ended June 30, 2023 and 2022, the company made cash contributions of $2.7 million and $1.8 million, respectively.
Note 4 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of June 30, 2023, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2023 and 2022, the company recorded $8.9 million and $10.3 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the six months ended June 30, 2023 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	2,230	$23.53
Granted	3,821	4.12
Vested	(575)	12.60
Forfeited and expired	(444)	12.08
Outstanding at June 30, 2023	5,032	9.52

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the six months ended June 30, 2023 and 2022 was $16.7 million and $26.7 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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
As of June 30, 2023, there was $28.4 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the six months ended June 30, 2023 and 2022 was $7.2 million and $16.6 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 5 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Postretirement expense*	$(10.2)	$(11.9)	$(203.1)	$(21.6)
Foreign exchange (losses) gains**	(3.2)	(2.6)	0.5	(0.4)
Environmental costs and other, net***	(3.3)	(7.4)	(11.0)	(20.9)
Total other (expense), net	$(16.7)	$(21.9)	$(213.6)	$(42.9)
*Includes $183.2 million in the six months ended June 30, 2023, of a settlement loss related to one of the company’s U.S. defined benefit pension plans. See Note 3.
**Includes net foreign exchange losses of $0.1 million and $1.8 million, respectively, in the three months ended June 30, 2023 and 2022, related to substantial completion of liquidation of foreign subsidiaries. Includes net foreign currency gains of $3.4 million and net foreign currency losses of $2.9 million, respectively, in the six months ended June 30, 2023 and 2022, related to substantial completion of liquidation of foreign subsidiaries.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of June 30, 2023, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Note 7 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(40.0)	$(17.1)	$(215.4)	$(74.4)
Weighted average shares	68,289	67,694	68,116	67,541
Basic loss per common share	$(0.59)	$(0.25)	$(3.16)	$(1.10)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(40.0)	$(17.1)	$(215.4)	$(74.4)
Weighted average shares	68,289	67,694	68,116	67,541
Plus incremental shares from assumed conversions of employee stock plans	—	—	—	—
Adjusted weighted average shares	68,289	67,694	68,116	67,541
Diluted loss per common share	$(0.59)	$(0.25)	$(3.16)	$(1.10)

Anti-dilutive weighted-average stock options and restricted stock units(i)	901	418	646	628

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
Net contract assets (liabilities) are as follows:

	June 30, 2023	December 31, 2022
Contract assets - current	$16.5	$28.9
Contract assets - long-term(i)	9.8	11.0
Deferred revenue - current	(219.8)	(200.7)
Deferred revenue - long-term	(113.0)	(122.3)

(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized that was included in deferred revenue at the beginning of the period	$53.5	$61.9	$118.6	$144.8
Note 9 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions, which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses, other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At June 30, 2023 and December 31, 2022, the company had $2.6 million and $4.9 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred commissions - amortization expense(i)	$0.4	$0.8	$0.8	$1.9

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at June 30, 2023 and December 31, 2022, was $28.5 million and $34.8 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Costs to fulfill a contract - amortization expense	$1.4	$7.5	$3.6	$16.4
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 10 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2023 and December 31, 2022, the notional amount of these contracts was $462.1 million and $533.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	June 30, 2023	December 31, 2022
Balance Sheet Location
Prepaid expenses and other current assets	$2.8	$7.9
Other accrued liabilities	1.1	1.3
Total fair value	$1.7	$6.6
The following table summarizes the location and amount of gains and (losses) recognized on foreign exchange forward contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statement of Income Location
Other (expense), net	$5.0	$(29.3)	$10.2	$(40.2)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$479.8	$349.8	$479.2	$373.0
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 11 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2022	$287.1	$140.5	$38.0	$98.3	$10.3
Translation adjustments	0.2	0.2	—	—	—
Balance at June 30, 2023	$287.3	$140.7	$38.0	$98.3	$10.3
At June 30, 2023, there was no goodwill allocated to reporting units with negative net assets.

Intangible Assets, Net
Intangible assets, net at June 30, 2023, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$6.5	$3.5
Customer relationships (ii)	54.2	11.0	43.2
Marketing (ii)	1.3	0.5	0.8
Total	$65.5	$18.0	$47.5
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended June 30, 2023 and 2022, amortization expense was $2.4 million and $2.9 million, respectively. For the six months ended June 30, 2023 and 2022, amortization expense was $4.9 million and $5.3 million, respectively.
The future amortization relating to acquired intangible assets at June 30, 2023, was estimated as follows:

Future Amortization Expense
Remainder of 2023	$4.7
2024	7.2
2025	4.3
2026	4.0
2027	4.0
Thereafter	23.3
Total	$47.5
Note 12 - Debt
Long-term debt is comprised of the following:

	June 30, 2023	December 31, 2022
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $5.2 and $5.8 million at June 30, 2023 and at December 31, 2022)	$479.8	$479.2
Finance leases	0.7	1.1
Other debt	22.5	32.8
Total	503.0	513.1
Less – current maturities	14.5	17.4
Total long-term debt	$488.5	$495.7

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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest coupon	$8.4	$8.4	$16.7	$16.7
Amortization of issuance costs	0.3	0.3	0.6	0.6
Total	$8.7	$8.7	$17.3	$17.3
Other Debt
The company has a $27.7 million Installment Payment Agreement (IPA) maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At June 30, 2023 and December 31, 2022, $2.8 million and $5.5 million were reported in current maturities of long-term debt, respectively.
The company has a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to our clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At June 30, 2023 and December 31, 2022, $4.2 million and $4.0 million were reported in current maturities of long-term debt, respectively.

Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The Amended and Restated ABL Credit Facility was amended on June 2, 2023, primarily to replace the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2023, the company had no borrowings and $6.6 million of letters of credit outstanding, and availability under the facility was $56.5 million net of letters of credit issued.
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
At June 30, 2023, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2023, it has adequate provisions for any such matters.
The following is a summary of the more significant legal matters involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2023, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be up to approximately $119 million.
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
Note 14 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2022	$(3,076.0)	$(977.4)	$(2,098.6)
Other comprehensive income (loss) before reclassifications	16.2	57.5	(41.3)
Amounts reclassified from accumulated other comprehensive loss	217.2	(3.4)	220.6
Current period other comprehensive income	233.4	54.1	179.3
Balance at June 30, 2023	$(2,842.6)	$(923.3)	$(1,919.3)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$0.1	$1.8	$(3.4)	$2.9
Postretirement plans(ii):
Amortization of prior service benefit	(1.3)	(1.2)	(2.6)	(2.9)
Amortization of actuarial losses	19.3	40.1	40.8	80.5
Settlement losses	—	—	183.2	—
Total before tax	18.1	40.7	218.0	80.5
Income tax	(0.4)	(1.5)	(0.8)	(3.2)
Total reclassifications for the period	$17.7	$39.2	$217.2	$77.3

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 3).
Note 15 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$37.0	$29.3
Interest	$18.1	$18.7
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$423.2	$391.8
Restricted cash	9.0	10.9
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$432.2	$402.7
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
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended June 30, 2023
Revenue	$402.2	$135.0	$132.6	$134.6
Gross profit	$113.6	$18.4	$22.4	$72.8

Three Months Ended June 30, 2022
Revenue	$443.1	$127.2	$130.1	$185.8
Gross profit	$146.6	$16.5	$7.1	$123.0

	Total Segments	DWS	CA&I	ECS
Six Months Ended June 30, 2023
Revenue	$847.4	$266.0	$258.6	$322.8
Gross profit	$271.1	$34.0	$38.8	$198.3

Six Months Ended June 30, 2022
Revenue	$817.6	$252.0	$259.2	$306.4
Gross profit	$232.4	$32.5	$14.1	$185.8
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment revenue	$402.2	$443.1	$847.4	$817.6
Other revenue	74.6	71.9	145.8	144.1
Total consolidated revenue	$476.8	$515.0	$993.2	$961.7
Presented below is a reconciliation of total segment gross profit to consolidated loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment gross profit	$113.6	$146.6	$271.1	$232.4
Other gross profit	2.2	1.5	3.7	3.1
Total gross profit	115.8	148.1	274.8	235.5
Selling, general and administrative expense	(110.3)	(109.6)	(213.2)	(214.0)
Research and development expense	(5.4)	(4.8)	(11.6)	(11.3)
Interest expense	(7.5)	(8.3)	(15.1)	(16.7)
Other (expense), net	(16.7)	(21.9)	(213.6)	(42.9)
Total (loss) income before income taxes	$(24.1)	$3.5	$(178.7)	$(49.4)
Other revenue and other gross profit are comprised of an aggregation of a number of immaterial business activities and cost reductions charges. These businesses principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$212.2	$235.6	$413.2	$434.6
United Kingdom	51.6	69.8	173.5	122.7
Other foreign	213.0	209.6	406.5	404.4
Total	$476.8	$515.0	$993.2	$961.7
Note 17 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At June 30, 2023, the company had approximately $0.6 billion of remaining performance obligations of which approximately 17% is estimated to be recognized as revenue by the end of 2023, 27% by the end of 2024, 22% by the end of 2025, 16% by the end of 2026 and 18% thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended June 30, 2023, the company reported net loss attributable to Unisys Corporation of $40.0 million, or $0.59 per diluted share, compared with a loss of $17.1 million, or $0.25 per diluted share, for the three months ended June 30, 2022.
For the six months ended June 30, 2023, the company reported net loss attributable to Unisys Corporation of $215.4 million, or $3.16 per diluted share, compared with a loss of $74.4 million, or $1.10 per diluted share, for the six months ended June 30, 2022. Included in the loss for the six months ended June 30, 2023, was a U.S. pension plan settlement loss net of tax of $183.2 million.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans resulting in a pre-tax settlement loss of $183.2 million for the six months ended June 30, 2023.
Results of operations
Company results
Three months ended June 30, 2023 compared with the three months ended June 30, 2022
Revenue for the three months ended June 30, 2023 was $476.8 million compared with $515.0 million for the three months ended June 30, 2022, a decrease of 7.4% from the prior-year period. The decrease was primarily due to lower software license renewals within the Enterprise Computing Solutions segment. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the prior-year period.
U.S. revenue decreased 9.9% in the current period compared with the prior-year period. International revenue decreased 5.3% in the current period compared with the prior-year period, principally due to decreases in Europe and Latin America. Foreign currency had a 2 percentage-point negative impact on international revenue in the three months ended June 30, 2023 compared with the three months ended June 30, 2022.
During the three months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $3.5 million. The net charge related to workforce reductions was $2.1 million, principally related to severance costs, and were comprised of: (a) a charge of $3.9 million and (b) a credit of $1.8 million for changes in estimates. In addition, the company recorded charges of $1.4 million comprised of $1.3 million for professional fees and other expenses related to cost-reduction efforts and $0.1 million for net foreign currency losses related to exiting foreign countries.
During the three months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $3.1 million. The company recorded charges of $3.4 million comprised of $1.8 million for net foreign currency losses related to exiting foreign countries, $0.9 million for asset impairments and $0.7 million for other expenses related to other cost-reduction efforts. In addition, the company recorded a credit related to workforce reductions of $0.3 million for changes in estimates.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended June 30,
	2023	2022
Cost of revenue	$2.8	$0.8
Selling, general and administrative	0.5	0.5
Research and development	0.1	—
Other (expense), net	0.1	1.8
Total	$3.5	$3.1
Gross profit and gross profit margin were $115.8 million and 24.3% in the three months ended June 30, 2023, respectively, compared with $148.1 million and 28.8% for the three months ended June 30, 2022, respectively. The decrease was principally due to lower software license renewals.

Selling, general and administrative expense in the three months ended June 30, 2023 was $110.3 million (23.1% of revenue) compared with $109.6 million (21.3% of revenue) for the three months ended June 30, 2022.
Research and development expense for the three months ended June 30, 2023 and 2022 was $5.4 million and $4.8 million, respectively.
For the three months ended June 30, 2023, the company reported an operating profit of $0.1 million compared with an operating profit of $33.7 million in the three months ended June 30, 2022. The decrease was primarily driven by lower revenue and gross profit as discussed above.
Interest expense for the three months ended June 30, 2023 and 2022 was $7.5 million and $8.3 million, respectively.
Other (expense), net was expense of $16.7 million for the three months ended June 30, 2023 compared with expense of $21.9 million for the three months ended June 30, 2022.
The loss before income taxes for the three months ended June 30, 2023 was $24.1 million compared with income of $3.5 million for the three months ended June 30, 2022.
The provision for income taxes was $15.4 million for the three months ended June 30, 2023 compared with a provision of $20.3 million for the three months ended June 30, 2022. The change in the tax provision is a result of the geographic distribution of income as described below.
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
The realization of the company’s net deferred tax assets as of June 30, 2023 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
Net loss attributable to Unisys Corporation for the three months ended June 30, 2023 was $40.0 million, or $0.59 per diluted share, compared with a loss of $17.1 million, or $0.25 per diluted share, for the three months ended June 30, 2022.
Six months ended June 30, 2023 compared with the six months ended June 30, 2022
Revenue for the six months ended June 30, 2023 was $993.2 million compared with $961.7 million for the six months ended September 30, 2022, an increase of 3.3% from the prior-year period. Foreign currency fluctuations had a 2 percentage-point negative impact on revenue in the current period compared with the prior-year period.
U.S. revenue decreased 4.9% in the current period compared with the prior-year period. International revenue increased 10.0% in the current period compared with the prior-year period due to increases in Europe and Latin America. Foreign currency had a 4 percentage-point negative impact on international revenue in the six months ended June 30, 2023 compared with the six months ended June 30, 2022.
During the six months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $0.7 million. The net charge related to work-force reductions was $2.8 million, principally related to severance costs. These net charges were comprised of: (a) a charge of $6.5 million and (b) a credit of $3.7 million for changes in estimates. In addition, the company recorded a net credit of $2.1 million comprised of a credit of $3.4 million for net foreign currency gains related to exiting foreign countries and a charge of $1.3 million for professional fees and other expenses related to cost-reduction efforts.
During the six months ended June 30, 2022, the company recognized net cost-reduction charges and other costs of $6.1 million. The company recorded net charges of $7.0 million comprised of a charge of $2.9 million for net foreign currency losses related to exiting foreign countries, a charge of $4.7 million for asset impairments and a credit of $0.6 million for changes in estimates related to cost-reduction efforts. In addition, the company recorded a credit related to work-force reductions of $0.9 million for changes in estimates.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Six Months Ended June 30,
	2023	2022
Cost of revenue	$3.4	$3.5
Selling, general and administrative	0.5	(0.2)
Research and development	0.2	(0.1)
Other (expense), net	(3.4)	2.9
Total	$0.7	$6.1
Gross profit and gross profit margin were $274.8 million and 27.7% in the six months ended June 30, 2023, respectively, compared with $235.5 million and 24.5% in the six months ended June 30, 2022, respectively. The increase was primarily due to higher gross profit in the company’s Cloud, Applications & Infrastructure Solutions and Enterprise Computing Solutions segments.
Selling, general and administrative expense in the six months ended June 30, 2023 was $213.2 million (21.5% of revenue) compared with $214.0 million (22.3% of revenue) in the prior-year period.
Research and development expense for the six months ended June 30, 2023 and 2022 was $11.6 million and $11.3 million, respectively.
For the six months ended June 30, 2023, the company reported an operating profit of $50.0 million compared with an operating profit of $10.2 million for the prior-year period. The increase was primarily driven by higher gross profit as discussed above.
Interest expense for the six months ended June 30, 2023 was $15.1 million compared with $16.7 million for the six months ended June 30, 2022.
Other (expense), net was expense of $213.6 million for the six months ended June 30, 2023 compared with expense of $42.9 million for the six months ended June 30, 2022. Other (expense), net for the six months ended June 30, 2023 included $183.2 million of a U.S. pension settlement loss. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the six months ended June 30, 2023 was $178.7 million compared with a loss of $49.4 million for the six months ended June 30, 2022. Included in the loss for the six months ended June 30, 2023 was a U.S. pension plan settlement loss of $183.2 million.
The provision for income taxes was $35.3 million for the six months ended June 30, 2023 compared with a provision of $24.4 million for the six months ended June 30, 2022. The change in the tax provision is a result of the geographic distribution of income.
Net loss attributable to Unisys Corporation for the six months ended June 30, 2023 was $215.4 million, or $3.16 per diluted share, compared with a loss of $74.4 million, or $1.10 per diluted share, for the six months ended June 30, 2022. Included in the loss for the six months ended June 30, 2023 was the U.S. pension settlement loss of $183.2 million.
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

Three months ended June 30, 2023 compared with the three months ended June 30, 2022
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended June 30, 2023
Revenue	$402.2	$135.0	$132.6	$134.6
Gross profit percent	28.2%	13.6%	16.9%	54.1%

Three Months Ended June 30, 2022
Revenue	$443.1	$127.2	$130.1	$185.8
Gross profit percent	33.1%	13.0%	5.5%	66.2%

DWS revenue was $135.0 million for the three months ended June 30, 2023, an increase of 6.1% compared with the three months ended June 30, 2022. The increase in revenue was primarily driven by recent contract signings and additional scope with existing clients. Foreign currency fluctuations had a 2 percentage-point negative impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 13.6% in the current period compared with 13.0% in the year-ago period.
CA&I revenue was $132.6 million for the three months ended June 30, 2023, an increase of 1.9% compared with the three months ended June 30, 2022. Foreign currency fluctuations had a 1 percentage-point negative impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 16.9% in the current period compared with 5.5% in the prior-year period. The increase in gross profit was primarily due to additional cost incurred in the prior-year period associated with certain contracts as well as delivery improvements.
ECS revenue was $134.6 million for the three months ended June 30, 2023, a decline of 27.6% compared with the three months ended June 30, 2022. Foreign currency fluctuations had a 1 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 54.1% in the current period compared with 66.2% in the prior-year period. The decrease in revenue and gross profit was driven by lower software license renewals.
Six months ended June 30, 2023 compared with the six months ended June 30, 2022
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Six Months Ended June 30, 2023
Revenue	$847.4	$266.0	$258.6	$322.8
Gross profit percent	32.0%	12.8%	15.0%	61.4%

Six Months Ended June 30, 2022
Revenue	$817.6	$252.0	$259.2	$306.4
Gross profit percent	28.4%	12.9%	5.4%	60.6%

DWS revenue was $266.0 million for the six months ended June 30, 2023, an increase of 5.6% compared with the six months ended June 30, 2022. The increase in revenue was primarily driven by recent contract signings and additional scope with existing clients. Foreign currency fluctuations had a 2 percentage-point negative impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 12.8% in the current period compared with 12.9% in the prior-year period.
CA&I revenue was $258.6 million for the six-months ended June 30, 2023, a decline of 0.2% compared with the six months ended June 30, 2022. Foreign currency fluctuations had a 1 percentage-point negative impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 15.0% in the current period compared with 5.4% in the prior-year period. The increase in gross profit was primarily due to additional cost incurred in the prior-year period associated with certain contracts as well as delivery improvements.
ECS revenue was $322.8 million for the six months ended June 30, 2023, an increase of 5.4% compared with the six months ended June 30, 2022. The increase in revenue was driven by higher software license renewals. Foreign currency fluctuations had a 2 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 61.4% in the current period compared with 60.6% in the prior-year period.
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
Cash and cash equivalents at June 30, 2023 were $423.2 million compared to $391.8 million at December 31, 2022.
As of June 30, 2023, $264.4 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the six months ended June 30, 2023, cash provided by operations was $55.3 million compared to cash usage of $66.7 million during the six months ended June 30, 2022, primarily due to the timing of Technology collections.
Cash used for investing activities during the six months ended June 30, 2023 was $23.5 million compared to cash usage of $74.4 million during the six months ended June 30, 2022. Net proceeds of investments were $15.0 million for the six months ended June 30, 2023 compared with net purchases of $29.6 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $21.3 million compared with $23.6 million in the prior-year period, capital additions of properties were $11.9 million compared with $14.0 million in the prior-year period and capital additions of outsourcing assets were $4.9 million compared with $6.5 million in the prior-year period.
Cash used for financing activities during the six months ended June 30, 2023 was $11.0 million compared to cash used of $15.0 million during the six months ended June 30, 2022.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans resulting in a pre-tax settlement loss of $183.2 million for the six months ended June 30, 2023. After considering this most recent group annuity contract purchase, the company has successfully reduced its global defined benefit pension obligations since December 2020 by $1.7 billion, including $1.0 billion in the U.S. The company will continue to evaluate opportunities for additional reductions in future periods depending on overall market conditions.
In 2023, the company expects to make cash contributions of approximately $41 million primarily for its international defined benefit pension plans. In 2022, the company made cash contributions of $39.3 million to its worldwide defined benefit pension plans. For the six months ended June 30, 2023 and 2022, the company made cash contributions of $28.4 million and $23.3 million, respectively.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. Based upon our most current estimates, the company does not expect to make mandatory cash contributions to its U.S. qualified defined benefit pension plans until 2025. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. qualified defined benefit pension plans in different amounts and on a different schedule than previously contemplated.
At June 30, 2023, total debt was $503.0 million compared to $513.1 million at December 31, 2022.

The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The Amended and Restated ABL Credit Facility was amended on June 2, 2023 primarily to replace the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2023, the company had no borrowings and $6.6 million of letters of credit outstanding, and availability under the facility was $56.5 million net of letters of credit issued.
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
At June 30, 2023, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Critical accounting policies and estimates
There have been no significant changes to the company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that due to material weaknesses in our disclosure controls and procedures and in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of June 30, 2023 at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 in connection with the company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weaknesses in the company’s disclosure controls and procedures and in the company’s internal control over financial reporting as of December 31, 2022 and is in the process of remediating them as of June 30, 2023.
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
As of June 30, 2023, management has implemented all remedial actions described above in respect to the material weaknesses relating to policies and procedures within the IT function and the legal and compliance function to the accounting function. Due to the timing of the design and implementation of these remediation efforts implemented during the fourth quarter of 2022, there has been insufficient time for the company to demonstrate consistent execution against all newly implemented actions. As such, management is unable to conclude on the operating effectiveness of implemented remediations at June 30, 2023. We expect to continue to enhance these controls and assess their operating effectiveness throughout 2023.
Changes in Internal Control Over Financial Reporting
Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to litigation is set forth in Note 13 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment No.1 dated as of June 2, 2023 to Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent

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

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: August 2, 2023	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ William Reinheimer
William Reinheimer
(Principal Accounting Officer)