Form 10-Q
period 2023-09-30
UNISYS CORP
filed 2023-11-07
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of September 30, 2023: 68,394,159

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
General Business Risks
•cybersecurity incidents have occurred and may continue to occur and could result in incurring significant costs and harm to our business and reputation;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Services	$415.2	$395.2	$1,236.1	$1,187.6
Technology	49.4	66.0	221.7	235.3
	464.6	461.2	1,457.8	1,422.9
Costs and expenses
Cost of revenue
Services	324.0	318.2	963.6	961.6
Technology	45.3	38.7	124.1	121.5
	369.3	356.9	1,087.7	1,083.1
Selling, general and administrative	108.1	106.3	321.3	320.3
Research and development	4.3	6.0	15.9	17.3
	481.7	469.2	1,424.9	1,420.7
Operating (loss) income	(17.1)	(8.0)	32.9	2.2
Interest expense	7.8	7.9	22.9	24.6
Other (expense), net	(3.6)	(23.3)	(217.2)	(66.2)
Loss before income taxes	(28.5)	(39.2)	(207.2)	(88.6)
Provision for income taxes	20.4	0.7	55.7	25.1
Consolidated net loss	(48.9)	(39.9)	(262.9)	(113.7)
Net income attributable to noncontrolling interests	1.1	0.2	2.5	0.8
Net loss attributable to Unisys Corporation	$(50.0)	$(40.1)	$(265.4)	$(114.5)
Loss per share attributable to Unisys Corporation
Basic	$(0.73)	$(0.59)	$(3.89)	$(1.69)
Diluted	$(0.73)	$(0.59)	$(3.89)	$(1.69)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated net loss	$(48.9)	$(39.9)	$(262.9)	$(113.7)
Other comprehensive income (loss)
Foreign currency translation	(45.3)	(90.9)	11.6	(204.2)
Postretirement adjustments, net of tax of $7.0 and $(0.4) in 2023 and $14.4 and $35.2 in 2022	45.5	89.1	222.0	234.8
Total other comprehensive income (loss)	0.2	(1.8)	233.6	30.6
Comprehensive loss	(48.7)	(41.7)	(29.3)	(83.1)
Less comprehensive income (loss) attributable to noncontrolling interests	0.7	0.1	2.1	(0.5)
Comprehensive loss attributable to Unisys Corporation	$(49.4)	$(41.8)	$(31.4)	$(82.6)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$385.0	$391.8
Accounts receivable, net	388.3	402.5
Contract assets	14.7	28.9
Inventories	15.6	14.9
Prepaid expenses and other current assets	88.1	92.3
Total current assets	891.7	930.4
Properties	401.5	410.8
Less-accumulated depreciation and amortization	330.6	334.9
Properties, net	70.9	75.9
Outsourcing assets, net	39.6	66.4
Marketable software, net	164.2	165.1
Operating lease right-of-use assets	32.6	42.5
Prepaid postretirement assets	121.8	119.5
Deferred income taxes	102.7	118.6
Goodwill	287.1	287.1
Intangible assets, net	45.1	52.4
Restricted cash	8.9	10.9
Assets held-for-sale	6.4	6.4
Other long-term assets	199.9	190.4
Total assets	$1,970.9	$2,065.6
Total liabilities and equity
Current liabilities:
Current maturities of long-term debt	$12.7	$17.4
Accounts payable	140.1	160.8
Deferred revenue	202.0	200.7
Other accrued liabilities	285.0	271.6
Total current liabilities	639.8	650.5
Long-term debt	487.0	495.7
Long-term postretirement liabilities	661.6	714.6
Long-term deferred revenue	102.0	122.3
Long-term operating lease liabilities	19.8	29.7
Other long-term liabilities	54.5	31.0
Commitments and contingencies (see Note 13)
Equity:
Common stock, shares issued: 2023; 74.0, 2022; 73.3	0.7	0.7
Accumulated deficit	(1,780.4)	(1,515.0)
Treasury stock, shares at cost: 2023; 5.6, 2022; 5.5	(156.4)	(156.0)
Paid-in capital	4,745.7	4,731.6
Accumulated other comprehensive loss	(2,842.0)	(3,076.0)
Total Unisys Corporation stockholders' deficit	(32.4)	(14.7)
Noncontrolling interests	38.6	36.5
Total equity	6.2	21.8
Total liabilities and equity	$1,970.9	$2,065.6

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Consolidated net loss	$(262.9)	$(113.7)
Adjustments to reconcile consolidated net loss to net cash provided by (used for) operating activities:
Foreign currency (gains) losses	(2.1)	6.3
Non-cash interest expense	0.9	1.0
Employee stock compensation	12.9	15.2
Depreciation and amortization of properties	20.9	29.3
Depreciation and amortization of outsourcing assets	37.5	48.8
Amortization of marketable software	37.7	42.7
Amortization of intangible assets	7.3	7.7
Other non-cash operating activities	0.4	0.2
Loss on disposal of capital assets	0.3	1.6
Postretirement contributions	(41.3)	(33.9)
Postretirement expense	214.1	34.1
Deferred income taxes, net	14.5	(6.5)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	58.3	48.4
Inventories	(0.6)	(5.6)
Other assets	(24.8)	(2.5)
Accounts payable and current liabilities	(33.7)	(101.5)
Other liabilities	11.8	6.2
Net cash provided by (used for) operating activities	51.2	(22.2)
Cash flows from investing activities
Proceeds from investments	2,044.3	2,441.0
Purchases of investments	(2,030.0)	(2,499.4)
Investment in marketable software	(32.9)	(35.2)
Capital additions of properties	(15.4)	(21.5)
Capital additions of outsourcing assets	(11.4)	(8.1)
Purchase of businesses, net of cash acquired	—	(0.3)
Other	(0.9)	(0.9)
Net cash used for investing activities	(46.3)	(124.4)
Cash flows from financing activities
Payments of long-term debt	(13.7)	(14.6)
Other	(0.4)	(3.8)
Net cash used for financing activities	(14.1)	(18.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(30.6)
Decrease in cash, cash equivalents and restricted cash	(8.8)	(195.6)
Cash, cash equivalents and restricted cash, beginning of period	402.7	560.6
Cash, cash equivalents and restricted cash, end of period	$393.9	$365.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(174.5)	(175.4)		(175.4)				0.9
Stock-based activity	4.0	4.0			(0.3)	4.3
Translation adjustments	24.4	23.3					23.3	1.1
Postretirement plans	178.3	179.5					179.5	(1.2)
Balance at March 31, 2023	$54.0	$16.7	$0.7	$(1,690.4)	$(156.3)	$4,735.9	$(2,873.2)	$37.3
Consolidated net income (loss)	(39.5)	(40.0)		(40.0)				0.5
Stock-based activity	4.1	4.1			(0.1)	4.2
Translation adjustments	32.5	30.8					30.8	1.7
Postretirement plans	(1.8)	(0.2)					(0.2)	(1.6)
Balance at June 30, 2023	$49.3	$11.4	$0.7	$(1,730.4)	$(156.4)	$4,740.1	$(2,842.6)	$37.9
Consolidated net (loss) income	(48.9)	(50.0)		(50.0)				1.1
Stock-based activity	5.6	5.6				5.6
Translation adjustments	(45.3)	(42.9)					(42.9)	(2.4)
Postretirement plans	45.5	43.5					43.5	2.0
Balance at September 30, 2023	$6.2	$(32.4)	$0.7	$(1,780.4)	$(156.4)	$4,745.7	$(2,842.0)	$38.6

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(57.0)	(57.3)		(57.3)				0.3
Stock-based activity	2.2	2.2			(3.5)	5.7
Translation adjustments	(17.7)	(14.9)					(14.9)	(2.8)
Postretirement plans	57.3	55.7					55.7	1.6
Balance at March 31, 2022	$(79.6)	$(128.0)	$0.7	$(1,466.3)	$(155.7)	$4,716.6	$(3,223.3)	$48.4
Consolidated net (loss) income	(16.8)	(17.1)		(17.1)				0.3
Stock-based activity	5.1	5.1			(0.2)	5.3
Translation adjustments	(95.6)	(92.3)					(92.3)	(3.3)
Postretirement plans	88.4	85.1					85.1	3.3
Balance at June 30, 2022	$(98.5)	$(147.2)	$0.7	$(1,483.4)	$(155.9)	$4,721.9	$(3,230.5)	$48.7
Consolidated net (loss) income	(39.9)	(40.1)		(40.1)				0.2
Stock-based activity	4.9	4.9				4.9
Translation adjustments	(90.9)	(87.4)					(87.4)	(3.5)
Postretirement plans	89.1	85.7					85.7	3.4
Balance at September 30, 2022	$(135.3)	$(184.1)	$0.7	$(1,523.5)	$(155.9)	$4,726.8	$(3,232.2)	$48.8

See notes to consolidated financial statements

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)
Note 1 - Basis of Presentation
The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the company for the interim periods presented. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022 and the notes thereto included in the company’s Annual Report on Form 10-K, filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal contingencies, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment such as rising interest rates, inflation, fluctuation in foreign exchange rates and conflicts and other events of geopolitical significance, will be reflected in the financial statements in future periods.
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
Note 2 - Cost-Reduction Actions
During the three months ended September 30, 2023, the company recognized net cost-reduction charges and other costs of $4.6 million. The net charges related to workforce reductions were $1.6 million, principally related to severance costs, and were comprised of: (a) a charge of $3.5 million and (b) a credit of $1.9 million for changes in estimates. The company recorded charges of $3.0 million comprised of $2.5 million for professional fees and other expenses related to cost-reduction efforts and $0.5 million for net foreign currency losses related to exiting foreign countries.
During the three months ended September 30, 2022, the company recognized net cost-reduction charges and other costs of $8.1 million. The company recorded charges of $7.6 million comprised of $4.7 million for asset impairments, $1.9 million for net foreign currency losses related to exiting foreign countries and $1.0 million for other expenses related to cost-reduction efforts. The company recorded a net charge related to workforce reductions of $0.5 million for changes in estimates.
During the nine months ended September 30, 2023, the company recognized net cost-reduction charges and other costs of $5.3 million. The net charges related to workforce reductions were $4.4 million, principally related to severance costs, and were comprised of: (a) a charge of $10.0 million and (b) a credit of $5.6 million for changes in estimates. The company recorded a net charge of $0.9 million comprised of a charge of $3.8 million for professional fees and other expenses related to cost-reduction efforts and a credit of $2.9 million for net foreign currency gains related to exiting foreign countries.

During the nine months ended September 30, 2022, the company recognized net cost-reduction charges and other costs of $14.2 million. The company recorded charges of $14.6 million comprised of $9.4 million for asset impairments, $4.8 million for net foreign currency losses related to exiting foreign countries and a net charge of $0.4 million for other expenses related to cost-reduction efforts. The company recorded a credit related to workforce reductions of $0.4 million for changes in estimates.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$0.7	$3.9	$4.1	$7.4
Selling, general and administrative	3.1	2.4	3.6	2.2
Research and development	0.3	(0.1)	0.5	(0.2)
Other (expense), net	0.5	1.9	(2.9)	4.8
Total	$4.6	$8.1	$5.3	$14.2
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2022	$11.7	$4.2	$7.5
Additional provisions	10.0	2.8	7.2
Payments	(8.8)	(2.9)	(5.9)
Changes in estimates	(5.6)	(1.4)	(4.2)
Translation adjustments	(0.1)	—	(0.1)
Balance at September 30, 2023	$7.2	$2.7	$4.5
Expected future utilization on balance at September 30, 2023:
Short-term	$7.2	$2.7	$4.5

Note 3 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.4	$—	$0.4	$0.4	$—	$0.4
Interest cost	56.6	38.2	18.4	38.2	28.7	9.5
Expected return on plan assets	(66.5)	(44.7)	(21.8)	(66.1)	(47.4)	(18.7)
Amortization of prior service benefit	(1.2)	(0.7)	(0.5)	(1.2)	(0.6)	(0.6)
Recognized net actuarial loss	21.3	18.9	2.4	40.5	31.4	9.1
Net periodic pension expense (income)	$10.6	$11.7	$(1.1)	$11.8	$12.1	$(0.3)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.0	$—	$1.0	$1.4	$—	$1.4
Interest cost	168.8	114.5	54.3	116.2	86.0	30.2
Expected return on plan assets	(197.9)	(134.0)	(63.9)	(201.8)	(142.3)	(59.5)
Amortization of prior service benefit	(3.6)	(1.9)	(1.7)	(3.8)	(1.9)	(1.9)
Recognized net actuarial loss	63.5	56.7	6.8	123.3	94.4	28.9
Settlement losses (ii)	183.2	183.2	—	—	—	—
Net periodic pension expense (income)	$215.0	$218.5	$(3.5)	$35.3	$36.2	$(0.9)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

(ii)In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $183.2 million for the nine months ended September 30, 2023.

In 2023, the company expects to make cash contributions of approximately $41 million primarily for its international defined benefit pension plans. In 2022, the company made cash contributions of $39.3 million to its worldwide defined benefit pension plans. During the nine months ended September 30, 2023 and 2022, the company made cash contributions of $37.1 million and $30.9 million, respectively.
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
Net periodic postretirement benefit income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost(i)	$—	$0.1	$0.1	$0.2
Interest cost	0.7	0.4	2.2	1.4
Expected return on assets	—	—	(0.2)	(0.2)
Recognized net actuarial gain	(0.7)	(0.5)	(2.1)	(1.5)
Amortization of prior service benefit	(0.3)	(0.4)	(0.9)	(1.1)
Net periodic postretirement benefit income	$(0.3)	$(0.4)	$(0.9)	$(1.2)

(i)Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $6.0 million to its postretirement benefit plan in 2023. In 2022, the company made cash contributions of $4.3 million to its postretirement benefit plan. For the nine months ended September 30, 2023 and 2022, the company made cash contributions of $4.2 million and $3.0 million, respectively.
Note 4 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of September 30, 2023, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2023 and 2022, the company recorded $12.9 million and $15.2 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the nine months ended September 30, 2023 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2022	2,230	$23.53
Granted	3,862	4.14
Vested	(668)	13.12
Forfeited and expired	(594)	11.74
Outstanding at September 30, 2023	4,830	9.32

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the nine months ended September 30, 2023 and 2022 was $17.0 million and $27.0 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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
As of September 30, 2023, there was $23.0 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.8 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2023 and 2022 was $8.8 million and $16.6 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 5 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Postretirement expense*	$(9.9)	$(10.9)	$(213.0)	$(32.5)
Foreign exchange gains (losses)**	1.6	(5.9)	2.1	(6.3)
Environmental costs and other, net***	4.7	(6.5)	(6.3)	(27.4)
Total other (expense), net	$(3.6)	$(23.3)	$(217.2)	$(66.2)
*Includes $183.2 million in the nine months ended September 30, 2023, of a settlement loss related to one of the company’s U.S. defined benefit pension plans. See Note 3.
**Includes net foreign exchange losses of $0.5 million and $1.9 million, respectively, in the three months ended September 30, 2023 and 2022, related to substantial completion of liquidation of foreign subsidiaries. Includes net foreign currency gains of $2.9 million and net foreign currency losses of $4.8 million, respectively, in the nine months ended September 30, 2023 and 2022, related to substantial completion of liquidation of foreign subsidiaries.
***Environmental costs relate to previously disposed businesses.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of September 30, 2023, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. As of September 30, 2023, the company has determined that a portion of its non-U.S. net deferred tax assets requires an additional valuation allowance of $3.9 million in Latin America. As of September 30, 2022, the company determined that a portion of its non-U.S. net deferred tax assets no longer required a valuation allowance. The release of the valuation allowance for the three and nine months ended September 30, 2022 was approximately $10.4 million and $12.1 million, respectively, primarily in the United Kingdom and other European jurisdictions.
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
Note 7 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(50.0)	$(40.1)	$(265.4)	$(114.5)
Weighted average shares	68,381	67,787	68,205	67,623
Basic loss per common share	$(0.73)	$(0.59)	$(3.89)	$(1.69)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(50.0)	$(40.1)	$(265.4)	$(114.5)
Weighted average shares	68,381	67,787	68,205	67,623
Plus incremental shares from assumed conversions of employee stock plans	—	—	—	—
Adjusted weighted average shares	68,381	67,787	68,205	67,623
Diluted loss per common share	$(0.73)	$(0.59)	$(3.89)	$(1.69)

Anti-dilutive restricted stock units(i)	1,123	339	805	531

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
Net contract assets (liabilities) are as follows:

	September 30, 2023	December 31, 2022
Contract assets - current	$14.7	$28.9
Contract assets - long-term(i)	9.0	11.0
Deferred revenue - current	(202.0)	(200.7)
Deferred revenue - long-term	(102.0)	(122.3)

(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized that was included in deferred revenue at the beginning of the period	$39.7	$40.7	$158.3	$185.5
Note 9 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions, which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses, other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At September 30, 2023 and December 31, 2022, the company had $2.6 million and $4.9 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deferred commissions - amortization expense(i)	$0.4	$0.5	$1.2	$2.4

(i)Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at September 30, 2023 and December 31, 2022, was $24.2 million and $34.8 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Costs to fulfill a contract - amortization expense	$1.6	$5.1	$5.2	$21.5
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 10 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2023 and December 31, 2022, the notional amount of these contracts was $475.7 million and $533.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	September 30, 2023	December 31, 2022
Balance Sheet Location
Prepaid expenses and other current assets	$0.5	$7.9
Other accrued liabilities	12.8	1.3
Total fair value	$(12.3)	$6.6
The following table summarizes the location and amount of losses recognized on foreign exchange forward contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statement of Income Location
Other (expense), net	$(14.8)	$(33.1)	$(4.6)	$(73.3)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$480.1	$363.7	$479.2	$373.0
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 11 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2022	$287.1	$140.5	$38.0	$98.3	$10.3
Translation adjustments	—	—	—	—	—
Balance at September 30, 2023	$287.1	$140.5	$38.0	$98.3	$10.3
At September 30, 2023, there was no goodwill allocated to reporting units with negative net assets.

Intangible Assets, Net
Intangible assets, net at September 30, 2023, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$7.2	$2.8
Customer relationships (ii)	54.2	12.6	41.6
Marketing (ii)	1.3	0.6	0.7
Total	$65.5	$20.4	$45.1
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended September 30, 2023 and 2022, amortization expense was $2.4 million and $2.4 million, respectively. For the nine months ended September 30, 2023 and 2022, amortization expense was $7.3 million and $7.7 million, respectively.
The future amortization relating to acquired intangible assets at September 30, 2023, was estimated as follows:

Future Amortization Expense
Remainder of 2023	$2.4
2024	7.2
2025	4.3
2026	4.0
2027	4.0
Thereafter	23.2
Total	$45.1
Note 12 - Debt
Long-term debt is comprised of the following:

	September 30, 2023	December 31, 2022
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $4.9 and $5.8 million at September 30, 2023 and at December 31, 2022)	$480.1	$479.2
Finance leases	0.5	1.1
Other debt	19.1	32.8
Total	499.7	513.1
Less – current maturities	12.7	17.4
Total long-term debt	$487.0	$495.7

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
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest coupon	$8.3	$8.3	$25.0	$25.0
Amortization of issuance costs	0.3	0.3	0.9	0.9
Total	$8.6	$8.6	$25.9	$25.9
Other Debt
The company has a $27.7 million Installment Payment Agreement maturing on December 20, 2023 with a syndicate of financial institutions to finance the acquisition of certain software licenses necessary for the provision of services to a client. Interest accrues at an annual rate of 7.0% and the company is required to make monthly principal and interest payments on each agreement in arrears. At September 30, 2023 and December 31, 2022, $1.4 million and $5.5 million were reported in current maturities of long-term debt, respectively.
The company has a vendor agreement in the amount of $19.3 million to finance the acquisition of certain software licenses used to provide services to its clients and for its own internal use. Interest accrues at an annual rate of 5.47% and the company is required to make annual principal and interest payments in advance with the last payment due on March 1, 2024. At September 30, 2023 and December 31, 2022, $4.2 million and $4.0 million were reported in current maturities of long-term debt, respectively.

Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The Amended and Restated ABL Credit Facility was amended on June 2, 2023, primarily to replace the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2023, the company had no borrowings and $6.6 million of letters of credit outstanding, and availability under the facility was $71.9 million net of letters of credit issued.
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
At September 30, 2023, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Legal proceedings are inherently unpredictable and unfavorable resolutions could occur. Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the company’s consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. Accordingly, it is possible that an adverse outcome from such matters could be material to the company’s financial condition, results of operations and cash flows in any particular reporting period.
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2023, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2023, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $115 million.
From time to time, the company is involved in legal proceedings with its clients concerning products and services that the company has provided. At September 30, 2023, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the unreserved amount related to these matters is estimated to be approximately $18 million.
On November 11, 2022, a purported stockholder of the company filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against the company and certain of its current officers, alleging violations of the Securities Exchange Act of 1934, as amended (the Exchange Act). On August 21, 2023, the class action complaint was amended and asserts violations of the Exchange Act based on allegedly false or misleading statements related to the efficacy of its disclosure controls and procedures, and internal control over financial reporting in certain of the company’s 2021 and 2022 filings with the SEC. The plaintiff seeks an award of compensatory damages, among other relief, and costs and attorneys’ and experts’ fees.
The company has received voluntary requests for information and documents from the SEC relating to the company’s policies, procedures and disclosures in connection with cybersecurity incidents. The company is cooperating with the SEC’s investigation.
With respect to the specific legal proceedings and claims described above, except as otherwise noted, either (i) the amount or range of possible losses in excess of amounts accrued, if any, is not reasonably estimable or (ii) the company believes that the amount or range of possible losses in excess of amounts accrued that are estimable would not be material. Nonetheless, the company is unable to predict the outcome from such matters and it is possible that an adverse result could be material to the company’s financial conditions, results of operations and cash flows.
Environmental Matters
The company is responsible for certain environmental matters including environmental investigations and remedial activities related to various facilities formerly owned or operated by the company or its predecessors.
The company records an estimated environmental liability when it is probable that a liability has been incurred and the amount is reasonably estimable based primarily on the expected costs of pending investigations, current remediation activities, environmental studies and other estimated costs within the identified sites. The company records a claim for recovery from third parties when its realization is probable. Both the liability and claim for recovery are recorded on a non discounted basis. Provisions for these matters are difficult to estimate due to unknown environmental conditions, including early stages of investigation in some cases, and changes in governmental laws, regulations and in cleanup technologies. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition, and cash flows.
As of September 30, 2023, the company has an estimated liability for a site that its predecessor company previously operated of approximately $31 million, of which $13 million is reported in other accrued liabilities and $18 million in other long-term liabilities on the company’s consolidated balance sheet. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of September 30, 2023, the company expects to recover approximately $32 million, which is included in other long-term assets on the company’s consolidated balance sheet.

Note 14 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2022	$(3,076.0)	$(977.4)	$(2,098.6)
Other comprehensive (loss) income before reclassifications	(2.4)	14.1	(16.5)
Amounts reclassified from accumulated other comprehensive loss	236.4	(2.9)	239.3
Current period other comprehensive income	234.0	11.2	222.8
Balance at September 30, 2023	$(2,842.0)	$(966.2)	$(1,875.8)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$0.5	$1.9	$(2.9)	$4.8
Postretirement plans(ii):
Amortization of prior service benefit	(1.4)	(1.6)	(4.0)	(4.5)
Amortization of actuarial losses	20.5	40.0	61.3	120.5
Settlement losses	—	—	183.2	—
Total before tax	19.6	40.3	237.6	120.8
Income tax	(0.4)	(1.4)	(1.2)	(4.6)
Total reclassifications for the period	$19.2	$38.9	$236.4	$116.2

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 3).
Note 15 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2023	2022
Cash paid during the period for:
Income taxes, net of refunds	$46.3	$36.4
Interest	$18.5	$19.3
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$385.0	$391.8
Restricted cash	8.9	10.9
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$393.9	$402.7
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
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2023
Revenue	$396.6	$140.9	$133.5	$122.2
Gross profit	$102.7	$20.9	$20.4	$61.4

Three Months Ended September 30, 2022
Revenue	$390.1	$130.1	$122.3	$137.7
Gross profit	$107.3	$19.7	$6.8	$80.8

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2023
Revenue	$1,244.0	$406.9	$392.1	$445.0
Gross profit	$373.8	$54.9	$59.2	$259.7

Nine Months Ended September 30, 2022
Revenue	$1,207.7	$382.1	$381.5	$444.1
Gross profit	$339.7	$52.2	$20.9	$266.6

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total segment revenue	$396.6	$390.1	$1,244.0	$1,207.7
Other revenue	68.0	71.1	213.8	215.2
Total consolidated revenue	$464.6	$461.2	$1,457.8	$1,422.9
Presented below is a reconciliation of total segment gross profit to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total segment gross profit	$102.7	$107.3	$373.8	$339.7
Other gross profit	(7.4)	(3.0)	(3.7)	0.1
Total gross profit	95.3	104.3	370.1	339.8
Selling, general and administrative expense	(108.1)	(106.3)	(321.3)	(320.3)
Research and development expense	(4.3)	(6.0)	(15.9)	(17.3)
Interest expense	(7.8)	(7.9)	(22.9)	(24.6)
Other (expense), net	(3.6)	(23.3)	(217.2)	(66.2)
Total loss before income taxes	$(28.5)	$(39.2)	$(207.2)	$(88.6)
Other revenue and other gross profit are comprised of an aggregation of a number of immaterial business activities and cost reductions charges. These businesses principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$217.4	$208.9	$630.6	$643.5
United Kingdom	54.9	59.0	228.4	181.7
Other foreign	192.3	193.3	598.8	597.7
Total	$464.6	$461.2	$1,457.8	$1,422.9
Note 17 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2023, the company had approximately $0.7 billion of remaining performance obligations of which approximately 11% is estimated to be recognized as revenue by the end of 2023, 35% by the end of 2024, 24% by the end of 2025, 16% by the end of 2026 and 14% thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended September 30, 2023, the company reported net loss attributable to Unisys Corporation of $50.0 million, or $0.73 per diluted share, compared with a loss of $40.1 million, or $0.59 per diluted share, for the three months ended September 30, 2022.
For the nine months ended September 30, 2023, the company reported net loss attributable to Unisys Corporation of $265.4 million, or $3.89 per diluted share, compared with a loss of $114.5 million, or $1.69 per diluted share, for the nine months ended September 30, 2022. Included in the loss for the nine months ended September 30, 2023, was a U.S. pension plan settlement loss net of tax of $183.2 million.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans resulting in a pre-tax settlement loss of $183.2 million for the nine months ended September 30, 2023.
Results of operations
Company results
Three months ended September 30, 2023 compared with the three months ended September 30, 2022
Revenue for the three months ended September 30, 2023 was $464.6 million compared with $461.2 million for the three months ended September 30, 2022, a slight increase from the prior-year period. Foreign currency fluctuations had a 2 percentage-point positive impact on revenue in the current period compared with the prior-year period.
U.S. revenue increased 4.1% in the current period compared with the prior-year period. International revenue decreased 2.0% in the current period compared with the prior-year period. Foreign currency had a 4 percentage-point positive impact on international revenue in the three months ended September 30, 2023 compared with the three months ended September 30, 2022.
During the three months ended September 30, 2023, the company recognized net cost-reduction charges and other costs of $4.6 million. The net charges related to workforce reductions were $1.6 million, principally related to severance costs, and were comprised of: (a) a charge of $3.5 million and (b) a credit of $1.9 million for changes in estimates. The company recorded charges of $3.0 million comprised of $2.5 million for professional fees and other expenses related to cost-reduction efforts and $0.5 million for net foreign currency losses related to exiting foreign countries.
During the three months ended September 30, 2022, the company recognized net cost-reduction charges and other costs of $8.1 million. The company recorded charges of $7.6 million comprised of $4.7 million for asset impairments, $1.9 million for net foreign currency losses related to exiting foreign countries and $1.0 million for other expenses related to other cost-reduction efforts. The company recorded a net charge related to workforce reductions of $0.5 million for changes in estimates.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,
	2023	2022
Cost of revenue	$0.7	$3.9
Selling, general and administrative	3.1	2.4
Research and development	0.3	(0.1)
Other (expense), net	0.5	1.9
Total	$4.6	$8.1
Gross profit and gross profit margin were $95.3 million and 20.5% in the three months ended September 30, 2023, respectively, compared with $104.3 million and 22.6% for the three months ended September 30, 2022, respectively. The decrease was principally due to lower software license renewals, partially offset by gross profit improvements in the Cloud, Applications & Infrastructure Solutions (CA&I) segment.

Selling, general and administrative expense in the three months ended September 30, 2023 was $108.1 million (23.3% of revenue) compared with $106.3 million (23.0% of revenue) for the three months ended September 30, 2022.
Research and development expense for the three months ended September 30, 2023 and 2022 was $4.3 million and $6.0 million, respectively.
For the three months ended September 30, 2023, the company reported an operating loss of $17.1 million compared with an operating loss of $8.0 million in the three months ended September 30, 2022. The decrease was primarily driven by lower gross profit as discussed above.
Interest expense for the three months ended September 30, 2023 and 2022 was $7.8 million and $7.9 million, respectively.
Other (expense), net was expense of $3.6 million for the three months ended September 30, 2023 compared with expense of $23.3 million for the three months ended September 30, 2022. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended September 30, 2023 was $28.5 million compared with loss of $39.2 million for the three months ended September 30, 2022.
The provision for income taxes was $20.4 million for the three months ended September 30, 2023 compared with a provision of $0.7 million for the three months ended September 30, 2022. The change in the tax provision is a result of the geographic distribution of income, an increase in valuation allowances in the current year period and a prior year release of valuation allowance as described below.
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
The realization of the company’s net deferred tax assets is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. As of September 30, 2023, the company has determined that a portion of its non-U.S. net deferred tax assets requires an additional valuation allowance of $3.9 million in Latin America. As of September 30, 2022, the company determined that a portion of its non-U.S. net deferred tax assets no longer required a valuation allowance . The release of the valuation allowance for the three months ended September 30, 2022 was approximately $10.4 million, primarily in the United Kingdom and other European jurisdictions.
Net loss attributable to Unisys Corporation for the three months ended September 30, 2023 was $50.0 million, or $0.73 per diluted share, compared with a loss of $40.1 million, or $0.59 per diluted share, for the three months ended September 30, 2022.
Nine months ended September 30, 2023 compared with the nine months ended September 30, 2022
Revenue for the nine months ended September 30, 2023 was $1,457.8 million compared with $1,422.9 million for the nine months ended September 30, 2022, an increase of 2.5% from the prior-year period. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the prior-year period.
U.S. revenue decreased 2.0% in the current period compared with the prior-year period. International revenue increased 6.1% in the current period compared with the prior-year period due to increases in Europe, Asia/Pacific and Latin America. Foreign currency had a 1 percentage-point negative impact on international revenue in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.
During the nine months ended September 30, 2023, the company recognized net cost-reduction charges and other costs of $5.3 million. The net charges related to work-force reductions were $4.4 million, principally related to severance costs. These net charges were comprised of: (a) a charge of $10.0 million and (b) a credit of $5.6 million for changes in estimates. The company recorded a net charge of $0.9 million comprised of a charge of $3.8 million for professional fees and other expenses related to cost-reduction efforts and a credit of $2.9 million for net foreign currency gains related to exiting foreign countries.
During the nine months ended September 30, 2022, the company recognized net cost-reduction charges and other costs of $14.2 million. The company recorded charges of $14.6 million comprised of $9.4 million for asset impairments, $4.8 million for net foreign currency losses related to exiting foreign countries and a net charge of $0.4 million for other expenses related to cost-reduction efforts. The company recorded a credit related to work-force reductions of $0.4 million for changes in estimates.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Nine Months Ended September 30,
	2023	2022
Cost of revenue	$4.1	$7.4
Selling, general and administrative	3.6	2.2
Research and development	0.5	(0.2)
Other (expense), net	(2.9)	4.8
Total	$5.3	$14.2
Gross profit and gross profit margin were $370.1 million and 25.4% in the nine months ended September 30, 2023, respectively, compared with $339.8 million and 23.9% in the nine months ended September 30, 2022, respectively. The increase was primarily due to gross profit improvements in the CA&I segment.
Selling, general and administrative expense in the nine months ended September 30, 2023 was $321.3 million (22.0% of revenue) compared with $320.3 million (22.5% of revenue) in the prior-year period.
Research and development expense for the nine months ended September 30, 2023 and 2022 was $15.9 million and $17.3 million, respectively.
For the nine months ended September 30, 2023, the company reported an operating profit of $32.9 million compared with an operating profit of $2.2 million for the prior-year period. The increase was primarily driven by higher gross profit as discussed above.
Interest expense for the nine months ended September 30, 2023 was $22.9 million compared with $24.6 million for the nine months ended September 30, 2022.
Other (expense), net was expense of $217.2 million for the nine months ended September 30, 2023 compared with expense of $66.2 million for the nine months ended September 30, 2022. Other (expense), net for the nine months ended September 30, 2023 included $183.2 million of a U.S. pension settlement loss. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the nine months ended September 30, 2023 was $207.2 million compared with a loss of $88.6 million for the nine months ended September 30, 2022. Included in the loss for the nine months ended September 30, 2023 was a U.S. pension plan settlement loss of $183.2 million.
The provision for income taxes was $55.7 million for the nine months ended September 30, 2023 compared with a provision of $25.1 million for the nine months ended September 30, 2022. The change in the tax provision is a result of the geographic distribution of income and an additional valuation allowance of $3.9 million. Included in the provision for the nine months ended September 30, 2022 was a partial release of valuation allowances of approximately $12.1 million.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2023 was $265.4 million, or $3.89 per diluted share, compared with a loss of $114.5 million, or $1.69 per diluted share, for the nine months ended September 30, 2022.
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

Three months ended September 30, 2023 compared with the three months ended September 30, 2022
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2023
Revenue	$396.6	$140.9	$133.5	$122.2
Gross profit percent	25.9%	14.8%	15.3%	50.2%

Three Months Ended September 30, 2022
Revenue	$390.1	$130.1	$122.3	$137.7
Gross profit percent	27.5%	15.1%	5.6%	58.7%

DWS revenue was $140.9 million for the three months ended September 30, 2023, an increase of 8.3% compared with the three months ended September 30, 2022. The increase in revenue was primarily driven by additional scope with existing clients. Foreign currency fluctuations had a 2 percentage-point positive impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 14.8% in the current period compared with 15.1% in the year-ago period.
CA&I revenue was $133.5 million for the three months ended September 30, 2023, an increase of 9.2% compared with the three months ended September 30, 2022. The increase in revenue was due in part to new scope with existing clients. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 15.3% in the current period compared with 5.6% in the prior-year period. The increase in gross profit was primarily due to additional cost incurred in the prior-year period associated with a contract as well as delivery improvements.
ECS revenue was $122.2 million for the three months ended September 30, 2023, a decline of 11.3% compared with the three months ended September 30, 2022. Foreign currency fluctuations had a 3 percentage-point positive impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 50.2% in the current period compared with 58.7% in the prior-year period. The decrease in revenue and gross profit was driven by lower software license renewals.
Nine months ended September 30, 2023 compared with the nine months ended September 30, 2022
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2023
Revenue	$1,244.0	$406.9	$392.1	$445.0
Gross profit percent	30.0%	13.5%	15.1%	58.4%

Nine Months Ended September 30, 2022
Revenue	$1,207.7	$382.1	$381.5	$444.1
Gross profit percent	28.1%	13.7%	5.5%	60.0%

DWS revenue was $406.9 million for the nine months ended September 30, 2023, an increase of 6.5% compared with the nine months ended September 30, 2022. The increase in revenue was primarily driven by additional scope with existing clients. Foreign currency fluctuations had a 1 percentage-point negative impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 13.5% in the current period compared with 13.7% in the prior-year period.
CA&I revenue was $392.1 million for the nine-months ended September 30, 2023, an increase of 2.8% compared with the nine months ended September 30, 2022. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 15.1% in the current period compared with 5.5% in the prior-year period. The increase in gross profit was primarily due to additional cost incurred in the prior-year period associated with certain contracts as well as delivery improvements.
ECS revenue was $445.0 million for the nine months ended September 30, 2023, an increase of 0.2% compared with the nine months ended September 30, 2022. Foreign currency fluctuations had a negligible impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 58.4% in the current period compared with 60.0% in the prior-year period.
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
Cash and cash equivalents at September 30, 2023 were $385.0 million compared to $391.8 million at December 31, 2022.
As of September 30, 2023, $232.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the nine months ended September 30, 2023, cash provided by operations was $51.2 million compared to cash usage of $22.2 million during the nine months ended September 30, 2022, primarily due to the timing of Technology collections.
Cash used for investing activities during the nine months ended September 30, 2023 was $46.3 million compared to cash usage of $124.4 million during the nine months ended September 30, 2022. Net proceeds of investments were $14.3 million for the nine months ended September 30, 2023 compared with net purchases of $58.4 million in the prior-year period. Proceeds from investments and purchases of investments represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $32.9 million compared with $35.2 million in the prior-year period, capital additions of properties were $15.4 million compared with $21.5 million in the prior-year period and capital additions of outsourcing assets were $11.4 million compared with $8.1 million in the prior-year period.
Cash used for financing activities during the nine months ended September 30, 2023 was $14.1 million compared to cash used of $18.4 million during the nine months ended September 30, 2022.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans resulting in a pre-tax settlement loss of $183.2 million for the nine months ended September 30, 2023. After considering this most recent group annuity contract purchase, the company has successfully reduced its global defined benefit pension obligations since December 2020 by $1.7 billion, including $1.0 billion in the U.S.
The company continues to evaluate opportunities with insurance companies for reduction of its global defined benefit pension obligations depending on overall market conditions. These actions, if entered into, could have a material impact to the company’s results of operations.
In 2023, the company expects to make cash contributions of approximately $41 million primarily for its international defined benefit pension plans. In 2022, the company made cash contributions of $39.3 million to its worldwide defined benefit pension plans. For the nine months ended September 30, 2023 and 2022, the company made cash contributions of $37.1 million and $30.9 million, respectively.
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
At September 30, 2023, total debt was $499.7 million compared to $513.1 million at December 31, 2022.

The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility) that expires on October 29, 2025 that provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain conditions specified in the Amended and Restated ABL Credit Facility. The Amended and Restated ABL Credit Facility was amended on June 2, 2023 primarily to replace the reference rate from the London Interbank Offered Rate (LIBOR) to the Secured Overnight Financing Rate (SOFR). Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2023, the company had no borrowings and $6.6 million of letters of credit outstanding, and availability under the facility was $71.9 million net of letters of credit issued.
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
At September 30, 2023, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that due to material weaknesses in our disclosure controls and procedures and in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of September 30, 2023 at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
As previously reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2022 in connection with the company’s assessment of the effectiveness of its internal control over financial reporting at the end of its last fiscal year, management identified the following material weaknesses in the company’s disclosure controls and procedures and in the company’s internal control over financial reporting as of December 31, 2022 and is in the process of remediating them as of September 30, 2023.
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
As of September 30, 2023, management has implemented all remedial actions described above in respect to the material weaknesses relating to policies and procedures within the IT function and the legal and compliance function to the accounting function. Due to the timing of the design and implementation of these remediation efforts implemented during the fourth quarter of 2022, there has been insufficient time for the company to demonstrate consistent execution against all newly implemented actions. As such, management is unable to conclude on the operating effectiveness of implemented remediations at September 30, 2023. We expect to continue to assess their operating effectiveness throughout 2023.
Changes in Internal Control Over Financial Reporting
Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings is set forth in Note 13 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
None
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
2024 Annual Meeting of Stockholders
The Board of Directors of the Company has determined to hold the Company’s 2024 annual meeting of stockholder on May 1, 2024, at a time and location to be set forth in the Company’s notice of 2024 annual meeting and proxy statement.

Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Peter A. Altabef, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Peter A. Altabef, Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2
Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: November 7, 2023	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)