Form 10-K
period 2023-12-31
UNISYS CORP
filed 2024-02-26
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $263.0 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2023. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2024: 68,410,477
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Information Concerning Forward-Looking Statements
Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 1. “Business,” Part I, Item 3. “Legal Proceedings,” Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” “believes,” “should” and similar expressions may identify forward-looking statements and such forward-looking statements are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management's expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management. Because actual results may differ materially from those expressed or implied by these forward-looking statements, we caution readers not to place undue reliance on these statements. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made.
The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs, include, but are not limited to those discussed in the “Risk Factors” (Part I, Item 1A of this Form 10-K), as summarized below:
Business and Operating
•cyber incidents, security breaches and other disruptions in our IT systems;
•our ability to maintain our installed base and sell new solutions and related services;
•our ability to grow revenue, expand margin and generate sufficient cash flows in our businesses;
•the adverse effects of volatile, negative or uncertain economic and political conditions as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;
•our ability to effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry;
•our ability to work with government and public sector clients and additional risks inherent in government and public sector contracting;
•our ability to maintain our credit rating or access financing markets;
•our ability to align employees and their skills with client demand and retain and develop employees and management with strong leadership skills;
•our ability to meet our underfunded defined benefit pension plan obligations;
•the potential adverse effects of aggressive competition;
•the performance and capabilities of third parties with whom we have commercial relationships;
•our contracts may not be as profitable as expected or provide the expected level of revenue;
•our ability to protect or enforce our intellectual property rights and defend against infringement claims;
•the business and financial risk in the completion of acquisitions or dispositions;
Legal and Regulatory
•our inability to comply with global legal and regulatory requirements;
•our failure to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures;
•our exposure to legal proceedings, investigations and environmental matters;
•our failure to meet Environmental, Social and Governance (ESG) expectations and standards, achieve our ESG goals, or comply with ESG regulations or laws;
Accounting
•our ability to use our net operating loss carryforwards and certain other tax attributes may be limited; and
•a potential impairment of goodwill or intangible assets.

PART I
ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology (IT) solutions company that powers breakthroughs for the world’s leading organizations. Our clients rely on us to help solve many of their toughest business and technology challenges in highly complex, regulated and heterogeneous environments. Our solutions and services are provided through global delivery capabilities, which allows us to execute large-scale, rapid technology migration and modernization projects. From our origins dating back to 1873 through the formation of Unisys in 1986, we have built a legacy of innovation and a reputation of trust.
In recent decades, enterprise and government interactions with customers, suppliers, employees and citizens have shifted increasingly to digital channels. Cloud computing, artificial intelligence (AI), machine learning and quantum computing have pushed the required pace of innovation and led to a proliferation of data. At the same time, organizations face rising costs and complexity of managing IT infrastructure, data, security and compliance while integrating new technologies. We have a long track record of helping clients navigate technological change and architecting innovative solutions that simplify and accelerate digital transformation.
Our Market
The markets in which we operate are broad and rapidly evolving, encompassing a wide range of technologies, services and solutions aimed at helping organizations leverage technology to improve their operations and achieve their business objectives. Organizations across the globe are harnessing technology to reimagine their business models and create competitive advantages. In addition to technical proficiency, our clients look to us for industry-specific expertise to help maximize the impact of their technology investments.
We believe our portfolio of solutions is aligned with the markets we serve and the secular trends shaping market demand. Some examples of those trends are as follows:
Future of Work
Hybrid work has become the new standard of working. However, organizations are challenged by the constantly evolving workforce dynamics and finding the right balance between flexibility, collaboration, corporate culture, employee morale, productivity and financial results. Organizations are urgently looking to technology solutions to help them facilitate a work-from-anywhere environment where collaboration, culture and productivity are not sacrificed.
Multi-Cloud
Organizations are migrating workloads to the cloud to seek flexibility in their deployments. This flexibility enables organizations to modernize incrementally and strike the most appropriate balance between resiliency, cost, scalability and security for their unique data and applications. Designing, maintaining and modernizing hybrid infrastructures require deep expertise in traditional IT infrastructure (e.g., data centers, servers and networking hardware).
Government and Enterprise Digitization
Citizens and businesses are beginning to expect a digital experience when engaging government services such as voter registration, tax filing and application processes for licenses, permits, visas or passports. Governments and law enforcement agencies are also seeking to automate processes, leverage data to make better decisions and improve transparency, and better share information across agencies and localities. Governments are prioritizing digital transformation and strategies for evaluating and measuring their IT investments. Similarly, customers, employees, suppliers and alliance partners expect a digital experience when interacting with enterprises. Enterprise IT organizations must evaluate myriad technologies, software platforms and tools to manage and optimize their technology infrastructure and environments that support mission-critical workloads to meet these expectations while maintaining business continuity.

Data and AI
The growing use of digital platforms, connected devices and enterprise digitization generates vast amounts of structured and unstructured data, often from disparate sources or stored within disconnected environments. Collecting, cleaning, structuring and governing disparate data has become critical to maximizing the value of an organization’s data while meeting complex compliance and regulatory standards. As a result, data engineering, data infrastructure and next-generation computing capabilities have become progressively more important. Predictive analytics is increasingly utilized for forecasting trends, optimizing supply chain management, enhancing user experience and productivity, and minimizing risk. AI and machine learning play pivotal roles in enabling companies to derive meaningful insights from large datasets and make informed decisions, which recent advancements in generative AI have augmented.
A key application of AI is automation, with organizations deploying AI to streamline or eliminate repetitive tasks, enhance productivity and reduce operational costs. Customer and employee experience is being transformed through generative AI-powered chatbots and virtual assistants, providing personalized and responsive interactions. Research and development costs and development timelines are being reduced through code generation technologies leveraging large language models. In marketing, AI and generative AI enable targeted campaigns, personalized recommendations and customer segmentation, leading to more effective and data-driven strategies. Overall, integrating AI and generative AI into business processes enhances decision-making, operational agility and customer service, contributing to a competitive advantage in the modern business landscape.
Advanced Computing
Maximizing the value of data requires organizations to process their structured and unstructured data rapidly and at scale, across disparate environments. This involves complex orchestration across storage and encryption, data integration and extraction, and data execution. To effectively execute advanced analytics and AI at scale, organizations must develop diverse, advanced computing capabilities such as quantum, edge and serverless computing to support workloads across these layers. They must also move quickly to deploy new techniques, such as post-quantum encryption, to protect data being processed across environments. Clients are also transitioning to data-driven application layers that are industry-specific and optimized to achieve relevant business outcomes. Effective leveraging of next-generation computing capabilities to unlock powerful business insights rapidly, efficiently and securely requires combining data, computing and industry expertise.
Cybersecurity
Increased reliance on technology, growth of the internet, remote work adoption, greater cloud use and the evolving sophistication of threat actors have all contributed to the proliferation of cyber attacks. Now more than ever, an organization’s security posture is critically important to its ongoing ability to operate successfully. Organizations are placing a growing emphasis on end-to-end security and implementing cybersecurity solutions across organizations from laptops, desktops, tablets and sensors to servers, networks and the cloud. They must also protect against advancements in techniques deployed by threat actors, which are continually evolving.
Our Solutions
We provide our global clients with advice and essential capabilities to architect, develop, modernize, implement and integrate the technologies that power their organizations. Our solutions may be delivered on a standalone basis or through integrated offerings that may incorporate proprietary Unisys products, a Unisys-managed service offering, and/or offerings of our trusted partners. We regularly collaborate with our global network of partners, to develop joint solution offerings and to build, market and co-sell these joint solutions.
Our organizational structure aligns with our clients’ evolving needs, reflected in three reportable segments:
•Digital Workplace Solutions
•Cloud, Applications & Infrastructure Solutions
•Enterprise Computing Solutions
Digital Workplace Solutions (DWS)
We help clients shape the future of their workplace – in-office, remote, or hybrid – to help employees be more efficient and productive, which improves retention, collaboration and company performance. We advise and execute the deployment, integration and management of enterprise technologies, applications and data-driven management to orchestrate a seamless workplace experience.
We classify our DWS offerings as either “Modern Workplace” or “Traditional Workplace.” Our Modern Workplace offerings are proactive, experience-based digital solutions that transform technology support to elevate employee experience, communication and collaboration. In contrast, our Traditional Workplace solutions typically seek to deliver cost efficiencies for our clients.
Our Modern Workplace offerings include:
•Communication and Collaboration. We support communication with solutions for designing, deploying, managing and governing complex client ecosystems of unified communications and collaboration (UCC) applications, meeting rooms and third-party productivity tools.
•Intelligent Workplace Services. We modernize and centralize technology support organizations with solutions that enable proactive and personalized technology support for field, frontline and remote workers including experience management office (XMO) software, device subscriptions, touchless experience support, and next-generation service desk and field services offerings.
•Unified Experience Management. Our Experience-as-a-Service (XaaS) offering is a managed service designed to deliver digital employee experiences. Through a combination of digital experience monitoring software, automation services, AI and machine learning technologies, experience-level agreements and XMO, XaaS proactively identifies employee experience issues and delivers actionable insights for improvement. In addition to implementing automated workflows to prevent issues from recurring, XaaS can also predict and resolve issues before they occur.
•Modern Device Management. We provide unified endpoint management, virtual desktop infrastructure, and hardware and software asset management solutions for remotely provisioning, tracking, managing and protecting smartphones, tablets, laptops, and Internet of Things devices.
Our Traditional Workplace solutions deliver convenient, efficient technology support services at scale. Our solutions in areas such as traditional service desk, device management and field services help clients elevate employee experience and productivity while reducing the cost of support.
Cloud, Applications & Infrastructure Solutions (CA&I)
We accelerate digital transformation in the critical areas of cloud migration and management, as well as application and infrastructure transformation and modernization. Our solutions accelerate multi-cloud adoption and help our clients leverage the flexibility and efficiency of the cloud to deliver business growth. Our in-house developers also design and build customized enterprise applications that address our clients’ needs with long-term support to manage and evolve applications over time. Our CA&I offerings often incorporate cybersecurity services and solutions to enable secure environments. We classify our solutions within CA&I as either “Digital Platforms and Applications” or “Infrastructure.”
Our Digital Platforms and Applications (DP&A) solutions include:
•Cloud Management. We deliver cloud services that monitor and manage complex multi-cloud environments to control costs and uphold compliance.
•Hybrid Infrastructure. We help transform and manage our client’s IT infrastructure, whether they are modernizing their existing infrastructure, integrating with cloud platforms or fully migrating to new platforms.
•Modern Applications. We transform and manage enterprise applications with capabilities to refactor, rebuild, or rearchitect legacy applications for cloud environments. We also develop cloud-native, tailored applications and implement enterprise software and applications of our technology partners.
•Data and AI. We provide services and data engineering capabilities to migrate and modernize data and efficiently manage, govern and analyze it for improved insight and performance. We also advise clients on their AI strategies for investing, rationalizing, and measuring AI investments and infuse analytics and AI into many of our CA&I solutions, with a focus on delivering business outcomes.
•Cybersecurity. We provide advisory, implementation, and management services to streamline security environments and meet rapidly evolving security challenges.
Our Infrastructure solutions include the design, implementation, monitoring, automation and management of dedicated on-premises or hosted infrastructure.
Enterprise Computing Solutions (ECS)
We deliver proprietary and hybrid compute capabilities in the cloud and on-premises. We extend value through services to operate and manage these environments and the application workloads that run on them. We use industry expertise to create data-intensive, AI-enabled solutions to provide next-level business outcomes in financial services, travel and transportation, telecommunications, and other industries. We classify our solutions within ECS as either “License and Support” or “Specialized Services and Next-Gen Compute.”

Our License and Support solutions include ClearPath Forward® and other Unisys IP-related licenses and associated support services. ClearPath Forward is an operating and data processing environment for high-intensity enterprise computing.
Our Specialized Services and Next-Gen Compute (SS&C) solutions include:
•Specialized Services. We provide services to manage and modernize infrastructure, applications and mission-critical systems that run on or integrate with our proprietary ClearPath Forward operating system or sit within the broader technology stacks of our ECS client base. We provide application services that help clients overcome large-scale transformation challenges by modernizing legacy applications and ecosystems for clients utilizing both ClearPath Forward and other compute environments.
•Next-Generation Computing. We help clients explore and diversify computing capabilities in areas including quantum computing and high-performance computing to optimize workload execution in diverse environments.
•Industry Solutions. We deploy specialized industry solutions managing complex enterprise workflows for clients (e.g., freight management and distribution and logistics optimization for transportation clients). We believe our blend of industry, data and computing expertise, as well as our experience leveraging advanced technologies such as machine learning and AI, gives us an ability to develop high-value programs and solutions for our ECS client base. Depending on client needs and preferences, we deploy our solutions in the cloud, in hosted environments, as a service, or on-premises.
Other Solutions
We also provide clients with a wide range of micro-market and business process solutions. Through local market teams, we enable mission critical functions spanning digital mortgage processing for financial services clients, integrated portfolio and investment management for clients with large capital investments, and data aggregation and presentation solutions for public and local law enforcement agencies, among other solutions. These solutions often involve a high level of customization, automation, and in many cases, technology and knowledge that is proprietary to Unisys. Many of our business process solutions clients seek to meet requirements for 24x7 operations or to increase business flexibility and operational efficiency through process automation, especially for high-volume or labor and time-intensive workflows.
Next-Gen Solutions
We classify our Modern Workplace, DP&A, SS&C and certain micro-market solutions as our “Next-Gen Solutions.” These solutions may incorporate advanced technologies such as AI, machine learning, hyper-automation, or quantum computing and encryption, among others. We believe our Next-Gen Solutions create significant cross-sell and up-sell opportunities with our existing clients as well as attract new clients to the Unisys platform of services. We plan to continue to invest in our Next-Gen Solutions to develop and deliver innovative products and services to effectively support our clients on their business transformation and modernization journeys.
Products
We have developed a portfolio of enterprise software and technology solutions. This ecosystem differentiates our offerings and may be sold as part of our solutions or, in some cases, provided by our partners directly. Elements of this ecosystem include:
Unisys InteliServeTM.
An integrated suite of technologies for omnichannel support, advanced analytics, automation, AI, machine learning and identity authentication that transforms service desks into intelligent, user-centric experiences for the modern workplace.
PowerSuite™
Communication and collaboration software that empowers enterprise IT teams to manage, optimize and secure multi-platform UCC environments from a unified set of dashboards. PowerSuite integrates six key areas critical to UCC platform success: user experience, administration and automation, governance, intelligent reporting, monitoring and security analytics.
Unisys Logistics OptimizationTM
A software application program that optimizes capacity, freight and route processes for the cargo logistics industry and blends AI predictive modeling, ML, proprietary optimizing tools and quantum annealing to compile disparate data sources and enable near real-time decision making with continuous improvement.
CloudForte®
Available for hybrid and multi-cloud environments, CloudForte® is a technology framework that helps accelerate the secure movement of data and applications to the cloud, enhancing our CA&I capabilities. It features an automated software-as-a-

service system to identify and provision private, public and hybrid cloud services, real-time analytics, and capabilities for industrial grade modernization of legacy applications.
ClearPath Forward®
A secure, scalable operating environment for high-intensity enterprise computing, ClearPath Forward® is hardware-independent. It provides a tested, integrated stack of software products that run on a range of modern, commonly deployed Intel x86 server platforms and select virtualization environments. Clients can deploy it either as an integrated system, as a private cloud via software services or in a public cloud. Revenue from ClearPath Forward licenses and associated support services is reported within the ECS segment.
Unisys Stealth®
Unisys Stealth® which has two main components to it. The main element is Unisys Stealth®(identity) is a comprehensive identity and access management solution supporting multiple biometric modalities. It provides organizations with comprehensive workflows and business rules capabilities to establish and manage trusted identities, secure access to digital and physical resources, and mitigate identity-related risks. The secondary element is Unisys Stealth®(core) is a proprietary security software and technology framework that enables trusted identities to access micro-segmented critical assets and safely communicate through encrypted channels. It establishes user authentication, prevents lateral attacker movement and reduces data center, mobile and cloud attack surfaces. It reduces the cost and complexity of securing information and operation technology, allowing organizations to meet compliance and security mandates.
Go-to-Market
We market our products and solutions primarily through a direct sales force and a central marketing department focused on increasing awareness and visibility for our portfolio of solutions and services within the industry, including managing our relationships with industry analysts and consultants who can influence client decisions. Complementing our direct sales force, we leverage a select group of resellers and alliance partners to market our solution and services portfolio. In many cases, we may jointly develop integrated solutions with our partners that we directly or jointly sell to our clients. In certain countries, we market primarily through distributors.
Our direct global sales force consists of sales executives focused on attracting new clients and client executives responsible for account retention, services growth and client satisfaction. Our sales teams work and collaborate closely with industry solution specialists, solution architects and technologists with domain expertise from each segment.
To support collaboration and cross-selling across our global client teams, our commission structure is based on a combination of individual targets aligned with our business objectives such as growing revenue with existing clients and prospects, expanding our Next-Gen Solutions and generating in-year revenue, among others.
Our Clients
We deliver advanced IT solutions and services to some of the largest commercial and public sector clients around the world. Our public sector clients primarily consist of state, local and non-U.S. governments and agencies, as well as global not-for-profit organizations. Overall, our commercial clients are well-diversified across sectors. However, certain of our enterprise computing and business process solutions have a more concentrated client base, particularly in the areas of travel and transportation, financial services and healthcare. In 2023, no single client accounted for more than 10% of our revenue.
Our Strategy
Our primary objective is to increase the value we create for our clients to support our financial objectives of improving our revenue growth, profitability and free cash flow. In that spirit, we continually evolve our solutions and services to enable our clients to continue making breakthroughs, optimizing their processes and furthering our mission to grow through our clients’ successes. Our efforts include developing, evolving and upskilling our global associate workforce.
In addition to innovating and continually upskilling our global talent, we are executing against five key elements:
•Addressable Market Growth. We aim to expand the breadth and depth of our solutions, focusing on penetration of growing addressable markets for our Next-Gen Solutions. We are also focused on growing our footprint beyond our core enterprise, financial and public sector clients by expanding our share of mid-market clients having revenue between $2 billion and $5 billion. We believe our breadth of solutions, industry expertise, expanding partner ecosystem and agile delivery model position us to fill skills gaps and simplify digital transformation at scale for mid-market clients whom our larger market competitors may underserve.
•Land and Expand. Our go-to-market is focused on landing typically smaller-scale engagements with prospective clients and then expanding our relationships across additional solutions, segments and geographies. We sometimes begin with shorter-term project and advisory contracts with accelerated paths to value and return on investment. These engagements allow our associates to rapidly build an understanding of client organizations, technology ecosystems, and operational challenges and objectives, which inform our solution expansion efforts.
•Solution Development. Our approach to solution development draws from the tools and technologies of our alliance partners, our expertise in solution integration and orchestration, in-house development capabilities and industry expertise. Continually evolving each of these key solution development components is important to architect outcome-based or industry-relevant solutions to leverage innovation more rapidly across our client base, while retaining flexibility and variability to meet individual client needs.
•Gross Margin Improvement. Our solutions and services are supported by our delivery capability, which provides comprehensive, mission-critical services that address the evolving needs of our clients who operate in complex, highly regulated industries worldwide. We work to improve our delivery efficiency by increasing automation and optimizing our geographic labor distribution. We utilize strategic account management processes to proactively lead clients using our traditional solutions on a pathway of transformation into higher-value solutions.
•Operational Excellence. We strive for operational excellence through initiatives to reduce operating expenses by streamlining centralized corporate functions, rationalizing our real-estate footprint and centralizing technology costs. We also seek to minimize capital expenditure and working capital commitments within our client engagements and pursue a research and development strategy that leverages co-investment with innovation partners where possible.
Competitive Landscape
We operate in a highly competitive market that is affected by rapid changes in technology in the information services and technology industries. We face competition from many domestic and foreign companies. Our primary competitors are systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers.
We compete primarily based on service quality, product performance, technological innovation, price and reputation, among other factors. We believe that our investment in enhancing and expanding our Next-Gen Solutions portfolio, coupled with investment in our go-to-market capabilities, will favor our competitive position. For more information on the competitive risks we face, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Materials
Unisys purchases components and supplies from a number of suppliers around the world. We rely on a single or limited number of suppliers for certain technology products, although we attempt to ensure that alternative sources are available if the need arises. The failure of our suppliers to deliver components and supplies in sufficient quantities and in a timely manner could adversely affect our business. For more information on the risks associated with purchasing components and supplies, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
Patents, Trademarks and Licenses
As of January 31, 2024, Unisys owns over 420 active U.S. patents and over 35 active patents granted in eight non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. Our business is not materially dependent upon any single patent, patent license or related group thereof.
Unisys also maintains 25 U.S. trademark and service mark registrations, and over 285 additional trademark and service mark registrations in fifty-four non-U.S. jurisdictions as of January 31, 2024. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored and protected by Unisys and its agents.
Seasonality
Our revenue is affected by factors such as the introduction of new services and solutions, the length of sales cycles and the seasonality of purchases. Seasonality generally has not resulted in material quarterly revenue changes. Changes in timing or terms of renewals from client to client can lead to fluctuations in software license revenue from period to period since accounting rules require that software license revenue be recognized when the license term begins.

Backlog
At December 31, 2023, firm order backlog was $3.0 billion, compared to $2.9 billion at December 31, 2022. Approximately $1.3 billion (44%) of 2023 backlog is expected to be converted to revenue in 2024. Although we believe that this backlog will be executed, the orders may be canceled, in some cases with or without penalty.
Human Capital
At December 31, 2023, we employed approximately 16,500 professionals, of which 2,600 are located in the United States and 13,900 are located in other countries around the world. We are committed to providing a productive, ethical, diverse and safe working environment for our employees.
We welcome qualified employees and do not discriminate on any legally protected characteristics. We are committed to our culture of Diversity, Equity and Inclusion not only as the “right thing to do,” but also as a business imperative. We believe creating an equitable workplace improves our organization, local communities and society.
At Unisys, we are focused on having a workforce that represents the diverse communities in which we live and serve. Based on our continued efforts to improve diverse representation, women now make up 34% of our workforce globally and employees from Underrepresented Ethnic Groups make up 33% of our U.S workforce. Although we are proud of our progress, we continue to focus our efforts on creating a culture of belonging and inclusivity.
In addition, understanding our employees’ perspectives and experiences - their engagement - is critical to our success. Each year we measure employees’ engagement through a survey and develop action plans to improve based on that feedback. This year, more than 80% of our employees participated in our annual engagement survey with 71% of participating employees indicating they felt engaged. Fostering an inclusive culture is a key component of engagement and 80% of participating employees indicated they “feel comfortable being themselves at work.” We sponsor several Associate Impact Groups, which are employee-led groups that provide support, career development and professional networking for their members. These groups center on gender, race and ethnicity, LGBTQ+, veterans and people with diverse abilities.
We recognize that continuous learning and professional development are key factors for our success. We offer a range of skill development programs that focus on leadership, AI, digital transformation, information technology, cybersecurity, regulatory compliance, diversity, anti-harassment, ethics and more.
We are committed to the health, safety and wellness of our employees. We provide our employees a wide range of offerings through a range of benefits and resources, including health and welfare benefits, flexible time-off and employee assistance programs.
We also promote a culture of ethics and integrity through our Code of Ethics and Business Conduct, policies and training, and all employees must adhere to our Code. We assess human capital risk using data analytics, an annual risk assessment, investigations and other compliance-related initiatives.
Available Information
Our investor website is located at www.unisys.com/investor. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. We also make available on our website our Restated Certificate of Incorporation, Amended and Restated Bylaws, Guidelines on Significant Corporate Governance Issues, the charters of the Audit and Finance Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee and Security and Risk Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our website to be part of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning the executive officers of Unisys as of February 15, 2024, is set forth below.

Name	Age	Officer Since	Position with Unisys
Peter A. Altabef	64	2015	Chair and Chief Executive Officer
Michael M. Thomson	55	2015	President and Chief Operating Officer
Debra McCann	51	2022	Executive Vice President and Chief Financial Officer
Dwayne Allen	62	2021	Senior Vice President and Chief Technology Officer
Katie Ebrahimi	54	2018	Senior Vice President and Chief Human Resources Officer
Teresa Poggenpohl	62	2021	Senior Vice President and Chief Marketing Officer
Kristen Prohl	50	2023	Senior Vice President, General Counsel, Secretary and Chief Administration Officer
Shalabh Gupta	62	2017	Vice President, Tax and Treasurer
David Brown	45	2023	Vice President, Chief Accounting Officer and Corporate Controller
There is no family relationship among any of the above-named executive officers. Our Amended and Restated By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef has served as Chair of the Board of Directors since 2018 and as Chief Executive Officer since 2015. He also served as President of the Company from 2015 to March 2020 and from December 2021 to May 2022. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer, and a member of the board of directors, of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef is a member of the boards of directors of NiSource Inc. and Petrus Trust Company, L.T.A., and the advisory board of Merit Energy Company, LLC. He is also a member of the President’s National Security Telecommunications Advisory Committee, where he served as co-chair of its Cybersecurity Moonshot subcommittee, and a trustee of the Committee for Economic Development (CED) of The Conference Board, where he serves as co-chair of the CED’s Technology and Innovation Committee. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an executive officer since 2015.
Mr. Thomson has been President and Chief Operating Officer since May 2022. Prior to this role, Mr. Thomson served at Unisys as Chief Financial Officer since 2019 and as Executive Vice President since 2021 after having served as Senior Vice President since 2019. Mr. Thomson served as Vice President and Corporate Controller from 2015 to 2019. Mr. Thomson served as Controller of Towers Watson & Co. from 2010 until 2015, and he previously held the same position at Towers Perrin from 2007 until the consummation of that firm’s merger with Watson Wyatt in 2010. He also served as principal accounting officer of Towers Watson from 2012 until 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an executive officer since 2015.
Ms. McCann has been Executive Vice President and Chief Financial Officer since May 2022. Prior to joining Unisys, Ms. McCann was at Dun & Bradstreet, Inc., a global provider of business decisioning data and analytics, from 2009 until April 2022, where she held roles of increasing responsibility, including as Treasury Director, Assistant Treasurer, and most recently as Treasurer and Senior Vice President, Investor Relations and Corporate Financial Planning and Analysis. Prior to Dun & Bradstreet, Ms. McCann held leadership roles at Cegedim, a technology and services company, and AT&T, Inc., an American multinational telecommunications and technology holding company. Ms. McCann has been an executive officer since May 2022.
Mr. Allen has been Senior Vice President and Chief Technology Officer since April 2021. Prior to joining Unisys, Mr. Allen was a Global Digital Strategist at Microsoft Corporation, a technology company, from November 2019 to April 2021, where he was responsible for working with global clients driving digital transformation via the cloud. From 2017 to June 2019, Mr. Allen served as Chief Information Officer at Masonite International, a global designer, manufacturer, marketer and distributor of interior and exterior doors and door systems. Mr. Allen has also held senior leadership positions in IT at Cummins, an American multinational corporation that designs, manufactures and distributes engines, filtration and power generation products from 2009 to 2017, Fifth Third Bank from 2003 to 2009 and Wells Fargo from 1998 to 2003. Mr. Allen is a member of the board of directors of Cross Country Healthcare since January 2023. Mr. Allen began his career at Marriott International. Mr. Allen has been an executive officer since 2021.
Ms. Ebrahimi has been Senior Vice President and Chief Human Resources Officer since 2018. Ms. Ebrahimi served as Vice President of Human Resources, Global Delivery at DXC Technology, an American multinational information technology services and consulting company from 2017 to 2018 prior to joining Unisys. From 2015 to 2017, she was Vice President of Human Resources, Enterprise Services, Global Practices & Solutioning for Hewlett-Packard Enterprise. She also served in increasingly senior roles with Cisco Systems, Inc. from 2009 to 2015, Sun Microsystems, Inc. from 2000 to 2009 and McAfee, LLC. Ms. Ebrahimi has been an executive officer since 2018. Ms. Ebrahimi will be leaving the company effective March 31, 2024.
Ms. Poggenpohl has been Senior Vice President and Chief Marketing Officer since April 2021. Prior to joining Unisys, she ran a consulting firm, Poggenpohl Consulting, which she founded in January 2020. Ms. Poggenpohl served as the Chief Marketing and Communications Officer for North America at Accenture, a global professional services company, from 2016 to September 2019. Prior to this role, Ms. Poggenpohl held senior leadership positions within Accenture for more than twenty years. Ms. Poggenpohl has been an executive officer since May 2021.
Ms. Prohl has been Senior Vice President, General Counsel, Secretary and Chief Administration Officer since August 2023. Prior to joining Unisys, she served as Vice President, Deputy General Counsel, Chief Compliance Officer and Corporate Secretary at ITT Inc., a manufacturer of highly engineered critical components and customized technology for the transportation, industrial and energy markets, from July 2021 to July 2023. Prior to that, Ms. Prohl served as Associate General Counsel and Assistant Secretary at American International Group, Inc., a global insurance organization from June 2019 to July 2021. From 2006 to 2018, Ms. Prohl held increasingly senior legal roles at CA Inc. (aka CA Technologies) and Starwood Hotels & Resorts Worldwide, Inc. Earlier in her career, Ms. Prohl was a corporate associate at Proskauer Rose LLC. Ms. Prohl has been an executive officer since August 2023.
Mr. Gupta has been Vice President, Tax and Treasurer since 2017. Prior to Unisys, Mr. Gupta served as Vice President and Corporate Treasurer for Avon Products, an American-British multinational cosmetics, skin care, perfume and personal care company from 2012 until 2016. He also served as Treasurer for Evraz North America, Inc., a manufacturer of engineered steel products for rail, energy and industrial end markets, from 2011 to 2012 and held the roles of Senior Vice President and Corporate Treasurer from 2007 to 2011, Vice President and Assistant Treasurer from 2005 to 2007 and Managing Director, Capital Markets, Pensions, Foreign Exchange from 2004 to 2005 at Sara Lee Corporation. Mr. Gupta also previously held treasury roles at Delphi Corporation and General Motors Corporation. Mr. Gupta has been an executive officer since 2017.
Mr. Brown has been Vice President, Chief Accounting Officer and Corporate Controller since August 2023. Prior to joining Unisys, he served as Vice President and Corporate Controller at FXI, Inc., a private-equity owned specialty manufacturer of sleep and comfort solutions, from September 2021 to August 2023. Mr. Brown served in various accounting roles of increasing responsibility at DuPont de Nemours, Inc., a multinational chemical company, from 2011 to September 2021, most recently as Assistant Corporate Controller. He also held various positions at Ernst & Young, LLP from 2000 to 2011. Mr. Brown has been an executive officer since August 2023.

ITEM 1A. RISK FACTORS
We are subject to a wide range of factors that could materially affect future performance. Because of these factors, past performance may not be a reliable indicator of future results. You should carefully consider, together with the other information contained in this Annual Report on Form 10-K, the risks and uncertainties described below. These risks may have a material adverse effect on our reputation, business, results of operations, financial condition, or cash flows. In addition to these risks, there may be additional risks and uncertainties that adversely affect our business, performance or financial condition in the future that are not presently known, are not currently believed to be significant or are not identified below because they are common to most or all companies.
BUSINESS AND OPERATING RISKS
Cyber incidents, security breaches and other disruptions in our IT systems have occurred and will continue to occur that could result in the incurrence of significant costs as well as harm to our business.
Our business includes managing, processing, storing and transmitting information, including proprietary, confidential, client, employee and personal information, intellectual property and proprietary business information. This information is housed within our own information systems (made of a combination of on-premise and third-party cloud providers), the cloud and those that we design, develop, host or manage for clients. These systems are critical to our and our clients’ business activities and unauthorized access to, disruption of, or attacks on these systems pose serious risks, including inadvertent loss or disclosure of company, information and employee and client data. In addition, negligent or improper conduct of our employees or third parties working on our behalf with access to these systems and the sensitive information housed therein have and may in the future adversely affect our business and reputation.
We have experienced, and will continue to experience, cybersecurity attacks and other security breaches that have and, in the future, could result in access to, or in some instances, loss or disclosure of, sensitive information that would require significant human and financial resources to respond. These include cyberattacks from computer hackers, cyber criminals, including nation states and nation state-sponsored actors, insiders and other malicious internet-based adversaries. The occurrence of cybersecurity attacks and other security breaches continue to increase globally, and our systems, including the systems of our outsourced service providers, have been and may in the future be targeted by attacks such as denial of service attacks, wireless network attacks, viruses and worms, malicious software, ransomware, malware, misconfigurations, supply chain attacks, application centric attacks, peer-to-peer attacks, phishing, vishing and smishing attempts, backdoor trojans, distributed denial of service attacks, social engineering, business email compromises and cyber-extortion, among other cybersecurity threats. As a known provider of IT solutions, we are and will remain an attractive target for such attacks. Furthermore, our industry subjects us to elevated risk and, accordingly, security vulnerabilities can occur and will continue to occur across a broad range of hardware, software or other infrastructure, increasing for us the potential of occurrence and the cost of response and remediation. These attacks have been successful against us and those of our third-party service providers and have resulted in, and in the future could result in, misappropriation, misuse, alteration, theft, loss, corruption, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property, personal information, and data of the company, third parties, employees, clients or others. For example, in 2022, the company disclosed a cyber attack involving our software lab environment, which caused no service disruptions for our operations or, to our knowledge, to our clients, but resulted in the exfiltration of source code for our cybersecurity and product and platform software. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and are growing in sophistication, which increases the risk and severity when they occur. Additionally, limitations in the ability of our IT teams to remain up-to-date with the tools necessary to thwart these threat actors could lead to attacks not being detected until after the attack has occurred. In addition, we rely on our suppliers’ tools and services to adequately detect, report and respond to cyber incidents and security breaches, which could affect our ability to report or address these incidents effectively or in a timely manner. An increase in consumption of public cloud services also elevates the risk to our environment, as securing cloud workload regularly involves new skills, tools and processes. The introduction of AI and quantum computing is also raising the risk level as it opens new possibilities for threat actors to launch complex attacks combining social engineering and classic hacking techniques. Similarly, the threat of malicious cyber activity from nation states and other sophisticated actors continues to increase, particularly with the rise of global conflicts like in the Ukraine.
Any disruption, termination or substandard provision of services, including by us or third-party cloud providers, could materially and adversely affect our business by disrupting normal IT operations, customer service, accounting and technology functions, affecting our ability to comply with our financing arrangements and otherwise impacting our ability to manage our business. Disruption, termination or substandard provision of services could be the result of localized conditions (such as power outages, telecommunications failures, fire or explosion), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as storms, earthquakes, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts). We have incurred such disruptions, which have resulted and could result in further substantial repair or replacement costs and/or data loss or other impediments that affect our ability to run our business. To date these disruptions have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future, and such disruptions have in the past and may in the future have the impacts discussed below.
Cyber incidents, security breaches and other disruptions in our IT systems have exposed, and in the future could expose, us to liability, litigation and regulatory or other government action, which could result in the loss of existing or potential clients, damage to our brand and reputation, damage to our competitive position and financial loss. In addition, the cost and operational consequences of responding to cyber incidents and security breaches and implementing remediation measures is and could continue to be significant. These financial consequences include the costs associated with obtaining and maintaining cyber insurance.
While we work to continuously evaluate our security perimeter to strengthen and enhance our security posture, our efforts may not meet the ever-evolving level of sophistication, volume, persistence and novelty of the threats, or our efforts may not be complete or sufficient to adequately maintain the confidentiality, security, or availability of the data we collect, store and use to operate our business.
For information on our cybersecurity risk management, strategy and governance, see Item 1C. - Cybersecurity.
A significant portion of our revenue is derived from our installed base. Future results may be adversely impacted if we are unable to maintain our installed base and sell new solutions and related services to existing and new clients.
A significant portion of our revenue is derived from our installed base, many of which are subject to long-term contracts. We continue to invest in our solutions to retain and extend our existing client base as well as attract new clients. If legacy clients do not believe in the value provided by our solutions and exit their contracts, or if they choose not to renew their contracts, or not to renew these contracts on terms at least as favorable as the current contracts, our revenue could decline meaningfully and there could be a material adverse effect on our business, results of operations or financial condition. We could also lose clients because of their merger, acquisition or business failure. We may not be able to replace the revenue and earnings from any such lost client. We are expecting revenue, margin and market share expansion due to our differentiated solutions and the decision by some of our competitors to exit or de-emphasize their focus on our targets markets. If some or all of these competitors focus on our target markets, it could adversely affect our ability to gain market share or otherwise adversely affect future results.
Furthermore, if ClearPath Forward is sold in the form of Software as a Service (SaaS) at an accelerated pace, this would have a negative timing impact on our short- and medium-term cash position and could adversely impact our operations, financial condition and liquidity.
Additionally, we invest in and sell new solutions and related services. If we invest insufficiently or are unsuccessful in selling these other solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by newer solutions and related services may be insufficient to offset any revenue declines caused if we are unable to retain the revenues generated by our installed base.
Future results may be materially adversely impacted if we are unable to grow revenue, expand profit margin and generate sufficient cash flows in our businesses.
Our strategy places an emphasis on growing revenue, including specifically from higher-value and higher-margin offerings and our ability to profitably grow revenue and generate cash flows in our businesses depends on our ability to win contracts with clients for higher growth and higher-margin solutions. This in turn depends on our ability to offer solutions that meet client needs. It also depends on an efficient utilization of delivery personnel and the ability to meet our clients’ technological needs. Revenue and profit margin in these businesses are a function of both the portfolio of solutions sold and the rates we charge. The rates we charge for our solutions are affected by several factors, including clients’ perception of our ability to add value, introduction of new offerings by us or our alliance partners, market pricing pressure, and general economic conditions such as inflation or an economic downturn, or the perception of the risk of these occurrences. Chargeability is also affected by several factors, including our ability to transition resources from completed projects to new engagements and across geographies, and our ability to forecast demand for services and thereby maintain appropriate resource levels. Our results of operations and financial condition may be materially adversely impacted if sales of higher-margin offerings do not offset declines in revenue and profitability of lower-margin offerings, including contracts that we voluntarily exit.
Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic and political conditions as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases.
Approximately 56% of our total revenue for 2023 was derived from international operations. Given our global operations, macroeconomic conditions, like foreign currency exchange rate fluctuations, currency restrictions and devaluations, increases in inflation rates and weaker intellectual property protections in some jurisdictions, as well as geopolitical conditions affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and political conditions have in the past, and could in the future, undermine business confidence in markets where we operate or plan to operate, which could cause our clients to reduce, defer or eliminate spending on new initiatives and technologies or existing contracts, both of which could negatively affect our business. Growth in some markets we serve has slowed and could continue to slow, stagnate or contract. The same could occur in other markets where we do business or plant to do business. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of key markets such as in the United States or Europe could adversely affect our results of operations.
Ongoing economic and political volatility and uncertainty and changing demand patterns affect our business in several ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans. Economic and political volatility and uncertainty is particularly challenging because it may take time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Additionally, our business has been, and can in the future be, adversely impacted by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases, like the COVID-19 pandemic, as such events have unpredictable consequences on the world economy and our operations. Changing demand patterns from economic and political volatility and uncertainty, including because of increasing geopolitical tensions, inflation, economic downturns and changes in global trade policies and their impact on us, our clients and the industries we serve, have in the past had a negative impact and could in the future have a significant negative impact on our results of operations.
Our inability to effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry could affect our results of operations and cash flows.
Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the changing needs of our clients. Our services and solutions are continually evolving because of as machine learning and AI, including generative AI, augmented and virtual reality, automation, Internet of Things, hybrid computing architectures like quantum, high performance and edge computing, infrastructure and network engineering and intelligent connected solutions. As we expand our services and solutions, we may be exposed to operational, legal, regulatory, ethical, technological and other risks specific to these new areas, which may negatively affect our results of operations, cash flows, reputation and demand for our services and solutions. Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud, data and AI solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and will continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and delay entering into new contracts while they evaluate new technologies. Furthermore, if we are unable to introduce new pricing or commercial models that reflect the value of technological innovation or if the pace and level of spending on new technological developments are not sufficient to make up any shortfall.
Developments in the industries we serve, which may be rapid, could also shift demand to new services and solutions. If, we are unable to offer new services and solutions that match client demand because of changes in the industries we serve, we may be less competitive and need to make significant investment to adapt. For example, if we fail to continue to develop leading machine learning and AI services and solutions, including generative AI, we may lose future opportunities.
Our growth strategy focuses on responding to technological developments by driving innovation that will enable us to expand our business into new growth areas. We are applying machine learning and AI to our services, how we deliver work to our clients, and to our own internal operations. AI technologies are complex and rapidly evolving, and we face significant competition, including from our clients, who may develop their own internal AI-related capabilities, which can lead to reduced demand for our services and solutions. If we do not invest in new technology, adapt to industry developments, evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be adversely affected.
Our work with government and public sector clients exposes us to additional risks inherent in the government contracting and public sector environment.
A significant amount of our business comes from government and public sector clients. Our clients include national, provincial, state and local government entities, located in a variety of countries. This work carries various inherent risks, including, but not limited to, the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government and public sector contract requirements, such as security clearance, and the inherent limitations of internal controls may not prevent or detect all improper or illegal activities. Negative findings in such audits, investigations or inquiries could affect our future sales and profitability due to a wide range of consequences, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with new and existing government and public sector clients. In the ordinary course of business, we have had findings in connection with audits, investigations and inquiries related to government work and public sector clients. We have experienced some adverse consequences, as a result, and may in the future experience further adverse consequences because of our work with government and public sector clients, which could materially affect our future results of operations.
Government and public sector clients typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government and public sector clients usually reserve the right to change the scope of, or terminate these projects for lack of approved funding at their convenience. Changes in government or political developments, including changes in administrations or regimes, government closures or shutdowns, budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government or public sector client to cover termination costs, we may not be able to fully recover our investments.
Political and economic factors such as pending elections, the outcome of recent elections, changes in leadership among key executive or legislative decision makers, revisions to governmental tax or other policies and reduced tax revenues could affect the number and terms of new government and public sector contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed. The occurrences or conditions described above have had an adverse impact on our results of operations and could have a material adverse effect on our business or our results of operations in the future.
If we are unable to maintain our credit rating or access the financing markets, it may adversely impact our business and liquidity.
As of December 31, 2023, we had $485 million aggregate principal amount of our 6.875% Senior Secured Notes due November 1, 2027 (the 2027 Notes). Our business may not generate cash flows from operations sufficient to pay off these notes and we expect that we will need to refinance these notes prior to maturity or explore additional sources of debt and/or equity to repay theses notes. The agencies rating our indebtedness regularly evaluate us and determine our credit ratings based on several factors. These factors include our financial strength and ability to generate earnings and cash flows, as well as factors not entirely within our control, such as rising interest rates, conditions affecting the information technology industry and the economy and changes in rating methodologies.
A downgrade of our credit ratings could adversely affect our access to liquidity and capital; particularly as we plan to refinance the 2027 Notes prior to maturity, an adverse change in our credit rating could significantly increase our cost of funds, decrease the number of investors and counterparties willing to lend to us or purchase our securities and impact our ability to utilize surety bonds or other financial instruments we use to run our business. Rising interest rates and other market conditions may also impact our ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments we use to conduct our business. These impacts could affect our growth, profitability, and financial condition, including liquidity. If we are unable to access the financing markets, we would be required to use cash on hand to fund operations and our required pension contributions and repay outstanding debt as it comes due. There is no assurance that we will generate sufficient cash to fund our operations, pension contributions and refinance such debt, including because of impaired access to financing markets, which could have a material adverse effect on our business.
If we are unable to align employees and their skills with global client demand around the world and retain and develop employees and management with strong leadership skills, our business may be adversely impacted.
Our success is dependent, in large part, on our ability to attract and retain employees with market-leading skills and capabilities like AI and machine learning in line with global client demand. We must reskill, retain and inspire appropriate numbers of talented employees with diverse skills in order to serve our clients, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. If we are unable to do so, we may not be able to innovate and deliver new services and solutions to fulfill client demand.
In addition, the unionization of certain of our associate populations results in higher costs and unique operational challenges. At certain times and in certain geographical regions, we can find it difficult to attract and retain enough employees with the skills or backgrounds to meet current and/or future demand. In these cases, we may need to redeploy existing employees or increase our reliance on subcontractors to fill certain labor needs. If we are not successful in these initiatives, our results of operations could be adversely affected. If our utilization rate of our employees is too high or too low, it could have an adverse effect on associate engagement and attrition, the quality of the work performed and our ability to staff projects.
We are dependent on retaining members of the Unisys management team and other employees with critical capabilities. If we are unable to do so, our ability to innovate, generate new business opportunities and effectively lead large and complex transformations and client relationships could be jeopardized. Our equity-based incentive compensation plans and other variable cash compensation programs, as well as promotions, are designed to reward high-performing employees for their contributions and provide incentives for them to remain with us. If the anticipated value of such incentives or the pace of promotions does not materialize because of company performance or volatility or lack of positive performance in our stock price, or if our total compensation package is not viewed as being competitive, our ability to attract and retain key employees could be adversely affected.
We have been, and expect in the future to be, required to contribute additional cash to meet our significant underfunded defined benefit pension plan obligations, and these contributions could have a material impact on our operations, financial condition and liquidity.
We have significant underfunded obligations under our U.S. and non-U.S. defined benefit pension plans. In 2023, we made cash contributions of $42.4 million, primarily for our international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, we estimate cash contributions of approximately $21 million in 2024, primarily for our international defined benefit pension plans. We estimate that cash contributions to our U.S. defined benefit pension plans will begin to increase in 2025, increasing the total estimated contributions for our U.S. and non-U.S. defined benefit pension plans to approximately $110 million in 2025 and approximately $770 million in the aggregate from 2026 through 2033. Estimates for future cash contributions are likely to change based on several factors including volatility in the capital markets, discount rate changes, asset return changes, or changes in economic or demographic trends. There have been significant increases in forecasted contributions to our U.S. plans and non-U.S. defined benefit pension plans in the past and such forecasts can be significantly impacted in the future.
If we are unable to generate sufficient cash flows from operations to pay the required future cash contributions, we may not be able to obtain additional funding to satisfy these obligations. In such a case, we may be forced to reduce or delay business activities, acquisitions, investments and/or capital expenditures; sell assets; restructure or refinance our indebtedness; or seek additional equity capital, waiver or bankruptcy protection, and we may not be able to effect any of these remedies when necessary, or on satisfactory terms.
We face aggressive competition, which could lead to reduced demand for our solutions and related services and could have an adverse effect on our business.
Our future performance is largely dependent on our ability to compete successfully and expand in the markets we currently serve. The market in which we operate includes many companies vying for clients and market share both domestically and internationally. Our competitors include systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. If we are unable to differentiate our offerings from those of our competitors and renew and expand on existing contracts and win new contracts, our revenues may significantly decline.
Some of our competitors may develop competing solutions and services that offer better price for performance or that reach the market before our offerings. Some competitors have and may continue to have greater financial and other resources than we have, providing them with the enhanced ability to compete for market share, including by providing significant economic incentives and discounts to secure contracts.
Additionally, competitors may generally offer more aggressive pricing or contractual terms, which may affect our ability to win work. Even if we have potential offerings that address marketplace or client needs better than others, competitors may be more successful at selling similar services they offer, including to our clients. Furthermore, some competitors are more established in certain markets, which may make executing our growth strategy to expand in these markets more challenging. Some may be better able to compete for skilled professionals, innovate and/or provide new services and solutions faster than us, or may be able to anticipate the need for services and solutions before we do. Our competitors may also team together to create competing offerings. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
We also may face greater competition due to consolidation of companies in the technology sector through strategic mergers, acquisitions or teaming arrangements. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. New services or technologies offered by competitors, our alliance partners or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our businesses and results of operations.
Future results depend in part on the pricing, performance and capabilities of third parties with whom we have commercial relationships.
We maintain business relationships and transact with our alliance partners, suppliers and other third parties that have complementary solutions, services or skills. Future results will depend, in part, on the pricing, performance and capabilities of these third parties. Inflation may lead to higher labor and other costs charged by these third parties, and supply chain disruptions may cause the inability by them to deliver in a timely manner, which could adversely affect our results of operations. Additionally, the financial condition of, and our relationship with, distributors and other indirect partners can impact our ability to serve current and potential clients and end users effectively and efficiently.
Our commercial contracts have not been, and in the future may not be, as profitable as expected or provide the expected level of revenue.
In many of our long-term solutions and services contracts, revenue is based on the volume of solutions and services provided. As a result, revenue levels anticipated at contract inception are not guaranteed. Some of our contracts may permit termination at the client’s discretion before the end of the contract term or may permit termination or impose other penalties if we do not meet the performance levels specified in the contracts, particularly for government and public sector clients. In addition, from time to time, the company is involved in disputes and legal proceedings with our clients concerning solutions and services that the company has provided. Some of our commercial contracts require customized solutions, features, configurations and functions, and, in such a customized environment, there have been and may continue to be claims for failure to perform. In such cases, we have not, and in the future may not, achieve expected revenue and profit from certain commercial contracts.
If we are unable to protect or enforce our intellectual property rights, our services or solutions infringe upon the intellectual property rights of others or we lose our ability to utilize the intellectual property of others, our business could be adversely affected.
Our success depends, in part, upon our ability to obtain intellectual property protection for our proprietary platforms, methodologies, processes, software, hardware and other solutions. Existing laws of the various countries in which we provide services or solutions may offer only limited intellectual property protection. We rely upon a combination of confidentiality policies and procedures, nondisclosure and other contractual arrangements, and patent, trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to obtain or maintain intellectual property protection. There is uncertainty concerning the scope of patent and other intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. Even where we obtain intellectual property protection, our intellectual property rights may not prevent or deter competitors, current or former employees, or other third parties from reverse engineering our solutions or proprietary methodologies and processes or independently developing services or solutions similar to, or duplicative of, ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, current or former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. For example, we have brought and may continue to bring lawsuits to protect our intellectual property, proprietary and other confidential information. Enforcing our rights requires considerable time, money and oversight, and we may not be successful in enforcing our rights.
In addition, we cannot be sure that our services and solutions, including, for example, our software and hardware solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we or our clients are infringing upon their intellectual property rights. Furthermore, although we have established policies and procedures to respect the intellectual property rights of third parties and that prohibit the unauthorized use of intellectual property, we may not be aware if our associates have misappropriated and/or misused intellectual property, and their actions could result in claims of intellectual property misappropriation and/or infringement from third parties. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties used to provide our solutions or perform our services. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement alternative technology in a cost-effective manner, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our business.
Further, we rely on third-party software, hardware and other intellectual property in providing some of our services and solutions. If we lose our ability to continue using any such software, hardware or intellectual property for any reason, including because it is found to infringe the rights of others, we will need to obtain substitutes or seek alternative means of obtaining the technology necessary to continue to provide such services and solutions. Our inability to replace such software, hardware or intellectual property effectively or in a timely and cost-effective manner could materially adversely affect our results of operations.

We could face business and financial risk through the completion of acquisitions or dispositions.
As part of our business strategy, we have and may acquire complementary technologies, solutions, services and businesses, or dispose of existing technologies, solutions, services and businesses, including transactions of a material size. We may not have the cash sufficient to make such opportunistic acquisitions. Accordingly, any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. The risks associated with acquisitions, including integration, and dispositions could have a material adverse effect upon our business, financial condition and results of operations. There can be no assurance that we will be successful in consummating future acquisitions or dispositions on favorable terms or at all.
LEGAL AND REGULATORY
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these legal and regulatory requirements could harm our business and cause reputational risk.
We are subject to numerous, changing, and sometimes conflicting, legal and regulatory regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, including ESG regulation and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection such as those in the United States and the European Union with the General Data Protection Regulation (GDPR), government compliance, wage-and-hour standards, employment and labor relations, product liability, health and safety, environmental, human rights and AI regulations. The sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and result in negative impacts to regional trade ecosystems among our clients, our alliance partners, and ourselves.
The global nature of our operations, including emerging markets where legal and regulatory systems may be less developed or understood by us, and the diverse nature of our operations across several regulated industries, further increases the difficulty of compliance. Compliance with diverse legal or regulatory requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business or in connection with the performance of our obligations to our clients have occurred and resulted in fines and penalties, claims, money damages and other sanctions, and could result in additional significant fines and penalties, monetary damages, enforcement actions and/or criminal prosecutions or sanctions against us and/or our employees, prohibitions on doing business, restrictions on our ability to carry out our contractual obligations to our clients and damage to our reputation.
Due to the varying degrees of development of the legal and regulatory systems of the countries in which we operate, local laws may not be well developed or provide clear guidance or they may be insufficient to protect our rights. In many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, or economic and trade restrictions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Our employees, alliance partners and third parties, including companies we acquire and their employees, subcontractors, vendors and agents, and other third parties with which we work, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.
Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated or work being transferred onshore, resulting in greater costs to us, and could have a negative impact on our ability to obtain future work from government clients.
In addition, several jurisdictions where we operate have proposed legislation regulating AI and non-personal data that may impose significant requirements on how we design, build and deploy AI and handle non-personal data for ourselves and our clients. For example, some jurisdictions have established extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our solutions and services offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.
If we fail again to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, our ability to report timely and accurate financial results or comply with applicable regulations could be impaired, and our business and operating results may be adversely affected.
If we fail again to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which could cause investors to lose confidence in our reported financial information and result in significant expenses to remediate.
Following the identification during the fourth quarter of 2022 of material weaknesses in our disclosure controls and procedures and internal control over financial reporting, which has since been remediated, we have expended, and anticipate we will continue to expend, significant resources including accounting-related costs and costs associated with significant management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls, which could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition. If we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange (NYSE). In addition, testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.
We have received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters, including as disclosed in Note 18, “Litigation and contingencies” in Part II, Item 8 of this Form 10-K. Professional costs resulting from litigation and contingencies have been significant and are expected to continue to be significant, in particular, if litigation costs grow. Although we believe that no significant business has been lost to date, it is possible that a change in the perceptions of our clients could occur as a result. In addition, as a result of the investigation and remediation efforts, certain operational changes have occurred and may continue to occur in the future. Any or all of these could directly or indirectly have a material adverse effect on our operations and/or financial performance.
Legal proceedings and environmental matters have and may continue to impact our results of operations and cash flows.
Various lawsuits, claims, investigations and proceedings have been brought or asserted against us relating to matters arising in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, intellectual property, environmental, securities, and non-income tax matters. We are also subject to a variety of legal and environmental compliance risk, including with respect to predecessor company operations, which have led or may lead to environmental remedial actions at former or third-party sites. Significant current matters are disclosed in Note 18, “Litigation and contingencies” in Part II, Item 8 of this Form 10-K. Regardless of the outcome of any individual matter, litigation and environmental matters have impacted and could continue to impact our results of operations, cash flows and business. In addition, legal proceedings or environmental matters may arise in the future with respect to our existing and legacy operations that may adversely affect our business.
Failure to meet ESG expectations and standards, achieve our ESG goals, or comply with ESG regulations or laws could adversely affect our business, results of operations, financial condition, stock price or reputation.
Our ESG goals, commitments, and targets reflect our current plans and aspirations, are based on available data and estimates, and are not guarantees that we will be able to achieve them. Actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. Initiatives to address ESG issues may be costly and may not have the desired effect. Evolving stakeholder expectations and our efforts and ability to manage these issues and accomplish our goals, commitments, and targets present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business, including on our stock price.
Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring climate, human rights and supply chain-related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments is subject to numerous risks, many of which are outside of our control. Examples of such risks include: (1) the availability and cost of low- or non-carbon-based energy sources and technologies; (2) evolving regulatory requirements affecting ESG standards or disclosures; (3) the availability of suppliers that can meet our sustainability, diversity and other standards; and (4) our ability to recruit, develop, and retain diverse talent. In addition, standards for tracking and reporting on ESG matters, including climate change and human rights related matters, have not been harmonized and continue to evolve. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG and climate-related disclosures that may soon be required by the SEC, the new California climate legislation and European Union climate legislation, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
ACCOUNTING
Our ability to use our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.
As of December 31, 2023, we had $1.7 billion in U.S. federal NOL carryforwards, for which we currently maintain a full valuation allowance. A corporation’s ability to deduct its U.S. federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the U.S. Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382 or future changes in tax laws that impose tax attribute utilization limitations may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Unisys’ process for assessing, identifying and managing material risks from cybersecurity threats.
Protecting information, including information of our clients, is a top priority. We have expertise, dedicated resources and technology to identify, assess, respond to and mitigate material risks from cybersecurity threats. Our Global Information Security organization (GIS), led by our Chief Information Security Officer (CISO), establishes and maintains our company-wide information security management program and provides guidance for information security activities and controls at Unisys. Through our GIS, we:
•establish and maintain corporate information security policies and procedures for identifying, assessing and addressing cybersecurity events;
•track and analyze data as it moves through the information systems;
•analyze the overall cybersecurity risk to information and systems (including the physical security and cybersecurity);
•remediate known cybersecurity vulnerabilities; and
•follow evolving information security regulatory guidance for countries in which we operate and adjust internal policies, processes and remediation actions, as necessary.
Our process for integrating cybersecurity risk management into our overall risk management system
Our overall cybersecurity and privacy strategy is to protect and enable the business. We aim to protect ours and our customers’ information and assets to enable agility in the business. Our GIS manages Unisys’ cybersecurity risk identification, assessment, response, remediation and mitigation processes, and interfaces with other departments, including business units, the information technology department and enterprise risk management, to facilitate the risk processes and ensure the policies and procedures established by the GIS are integrated into our overall enterprise risk management system. The GIS’s processes also work in tandem with the processes maintained by our Global Privacy Office (GPO). Through our GPO, we deploy functional and business unit-specific approaches to data and privacy compliance. Taking into consideration the processes established by the GIS, our GPO has developed a framework of policies, procedures and other initiatives that are implemented across Unisys to help meet data privacy requirements.
Our GPO:
•is supported by a network of data protection officers, attorneys and privacy specialists across Unisys;
•manages privacy management software that is used across Unisys to facilitate privacy impact assessments, record data processing activities and map data flows; and
•follows evolving privacy regulatory guidance for countries in which it operates and adjusts standards, as necessary.
We have also adopted physical, technological and administrative cybersecurity controls including, among other items:
•a dedicated cybersecurity incident response team, the Security Incident Response Team (SIRT), which is comprised of internal resources and an external vendor, Managed Security Services Provider (MSSP). The MSSP triages based on a combination of predetermined rules. When the MSSP has validated a true positive event, it is communicated to the internal SIRT team for deeper investigation and response;
•a written policy provided to all associates regarding identification, classification of severity and escalation of cybersecurity incidents;
•perimeter and endpoints firewalls, intrusion prevention systems, endpoint detection and response, Attack Surface Management, multi-factor authentication and email protection;
•annual and ongoing cybersecurity awareness training for our associates — including regular training on information security and data privacy policies.
•routine testing of and training on our IT systems, including test phishing emails and awareness training opportunities;

•cybersecurity policies, standards and practices that follow recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards, and follow evolving information security regulatory guidance for countries in which we operate;
•automation and alerts via embedded tools and procedures to monitor data and notify us of threats or other potential unauthorized occurrences on or conducted through our systems;
•sharing threat intelligence daily with each business unit;
•multiple mechanisms by which employees can report cybersecurity and data privacy concerns, including a “Report Phish” button in the email application;
•internal audits on our cybersecurity and data privacy practices;
•a vulnerability management program designed to protect our external and internal networks and critical assets;
•an ongoing process of identifying, assessing, reporting on, managing and remediating cybersecurity vulnerabilities across endpoints, workloads and systems; and
•a level of cybersecurity insurance that Unisys believes is appropriate, taking into consideration the material risks from cybersecurity threats.
We engage third-party service providers to assist us with our cybersecurity risk management system
Third-party cybersecurity experts regularly supplement our cybersecurity risk management efforts, including those we engage to conduct periodic cybersecurity risk assessments. During 2023, Unisys engaged cybersecurity risk experts and external legal counsel to conduct a review of, and advise us on, our cybersecurity risk management processes, current cybersecurity risk environment, leading board governance practices, strategic cyber reporting and cyber resiliency. Following the review, we have further revised our processes for identifying material cybersecurity incidents and enhanced our written policy regarding identification, classification of severity and escalation of cybersecurity incidents.
In 2023, Unisys engaged a leading cybersecurity firm to consult on several technical matters relating to cyber resiliency. This resulted in significant changes to our security technical stack and improvements to our processes and organization.
Our processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers
Unisys recognizes the importance of overseeing and identifying material risks from cybersecurity threats associated with our use of third-party service providers. We have a Third Party Risk Management (TPRM) program, which is integrated into our procurement process and involves cybersecurity risk oversight and identification components. Our TPRM program includes policies and standards requiring that we perform cybersecurity due diligence reviews on our vendors based on the risk profile of a particular supplier or service provider or the service they provide. We also monitor certain of our principal suppliers and service providers on an ongoing basis by conducting additional periodic reviews.
Whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect Unisys, including its business strategy, results of operations, or financial condition and if so, how.
The information set forth under “Risk Factors” (Part I, Item 1A of this Form 10-K) — “We have been and could be vulnerable to disruption in our IT systems, cybers incidents, security breaches and loss of data (associate and client) that have occurred, and may continue to occur, and have resulted in and could continue to result in the incurrence of significant costs and harm to our business and reputation.” — on page 14 of this Annual Report on Form 10-K is hereby incorporated by reference. As of December 31, 2023, our financial condition, results of operations or business strategy have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.
Cybersecurity Governance
Board Oversight of Risks from Cybersecurity Threats
Cybersecurity risk oversight continues to remain a top priority for the Board of Directors. The Board of Directors is responsible for oversight of Unisys’ information security program, including compliance and risk management, and the review of cybersecurity risks. The Security and Risk Committee (S&RC), a Board committee comprised entirely of independent directors, assists the Board in these oversight responsibilities.
The S&RC’s responsibilities include:
•reviewing crisis preparedness and incident response plans;
•monitoring Unisys’ enterprise risk profile and its ongoing and potential exposure to risks of various types;

•reviewing summaries of any incidents or activities;
•reviewing reports or presentations from management or advisors, including third-party experts, regarding the management of enterprise risk programs;
•periodically meeting with the CISO and Chief Privacy Officer (CPO); and
•periodically briefing the full Board of Directors on cybersecurity matters.
Our S&RC chair previously served as the Chief Information Officer of a large healthcare company from 2011 to 2020 and as a Global Chief Information Officer at another company from 2004 to 2011. Other members of the S&RC have over forty years of executive and operational leadership experience at several global technology and telecommunications companies.
Additionally, the A&FC has general oversight over Unisys’ cybersecurity as it relates to responsibility for Unisys’ internal audit function, including cybersecurity practices, compliance with legal and regulatory requirements and internal control over financial reporting. In November 2023, the A&FC charter was amended to ensure that it, in conjunction with the S&RC, reviews Unisys’ cybersecurity and other information technology controls and procedures no less than annually.
Management’s Role in Assessing and Managing the Company’s Material Risks from Cybersecurity Threats.
The Disclosure Committee assists in fulfilling our obligations to maintain disclosure controls and procedures and coordinates and oversees the process of preparing our periodic securities filings with the Securities and Exchange Commission. Cybersecurity incidents, based on their severity, are escalated to the Disclosure Committee by the SIRT. The Disclosure Committee is comprised of the Chief Executive Officer (CEO), Chief Operating Officer (COO), Chief Financial Officer, General Counsel, Chief Compliance Officer and Chief Accounting Officer. The COO represents the business units of the company and the CISO reports to the COO. The Disclosure Committee meets on a quarterly basis and more often, if necessary, and invites subject matter experts to meetings, as appropriate. We have policies and procedures in place designed to provide appropriate information of any matters to our Disclosure Committee that should be considered in advance of applicable public filings, including cybersecurity matters, and to address the proper handling and escalation of information to management and the Board of Directors or a committee of the Board of Directors.
In addition to the oversight of the Board of Directors, members of our management are responsible for assessing and managing material cybersecurity risks.
Our CISO served as the CISO for Hertz Global Holdings, Inc. (Hertz), and prior to joining Hertz, held progressively senior information security roles at Hitachi Vantara LLC, Hewlett-Packard Company, Symantec Corp. and Marketo, Inc.
Our CPO previously served as the Global Data Privacy Officer for Hitachi Vantara LLC and prior to that practiced at the law firm of Littler Mendelson, P.C. as an attorney specializing in data privacy among other areas.
Our Chief Information Officer (CIO) has over 20 years at Unisys with experience and knowledge of IT infrastructure, systems and operations; and previously our CIO spent two years as the CIO for Whitney, Bradley & Brown, Inc. (n.k.a. Serco Inc.). At Unisys, the CIO partners with our CISO and CPO on cybersecurity risk management matters.
ITEM 2. PROPERTIES
As of December 31, 2023, the company did not own or lease any physical properties that are material to its business.
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
Holders of Record
At January 31, 2024, there were approximately 4,000 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.

Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2023, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2018, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2018	2019	2020	2021	2022	2023
Unisys Corporation	$100	$102	$169	$177	$44	$48
S&P 500	$100	$131	$156	$200	$164	$207
S&P 500 IT Services	$100	$141	$172	$181	$147	$197

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For a discussion of 2022 compared with 2021, refer to Part II, Item 7 contained in the company’s Form 10-K for the fiscal year ended December 31, 2022.)
Overview
In 2023, the company recorded a net loss attributable to Unisys Corporation of $430.7 million, or $6.31 per diluted share, compared with a loss of $106.0 million, or $1.57 per diluted share, in 2022. Included in the 2023 results were defined benefit pension plan settlement losses of $348.9 million compared with zero in 2022.
During 2023, the company purchased two group annuity contracts, with pension plan assets, for approximately $516 million to transfer projected benefit obligations related to approximately 12,550 retirees of the company’s U.S. defined benefit pension plans. As a result of these actions, the company recorded pre-tax settlement losses of $348.2 million for the year ended December 31, 2023.
Additionally in 2023, the company recorded cost-reduction charges and other costs of $9.3 million compared with $54.9 million in 2022.
Results of operations
Company results
Revenue for 2023 was $2.02 billion compared with $1.98 billion for 2022, an increase of 1.8%. Foreign currency fluctuations had a negligible impact on revenue in 2023 compared with 2022.
Revenue from international operations for both 2023 and 2022 was $1.13 billion. Foreign currency had a negligible impact on international revenue in 2023 compared with 2022. Revenue from U.S. operations was $889.0 million for 2023 compared with $854.9 million for 2022, an increase of 4.0%.
During 2023, the company recognized cost-reduction charges and other costs of $9.3 million. The net charges related to workforce reductions were $8.3 million, principally related to severance costs, and were comprised of: (a) a charge of $15.2 million and (b) a credit of $6.9 million for changes in estimates. In addition, the company recorded net charges of $1.0 million comprised of charges of $4.7 million primarily related to professional fees and other expenses related to cost-reduction efforts and a credit of $3.7 million for net foreign currency gains related to exiting foreign countries. See Note 4, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements for details of the cost reduction activities.
During 2022, the company recognized cost-reduction charges and other costs of $54.9 million. The net charges related to workforce reductions were $7.5 million, principally related to severance costs, and were comprised of: (a) a charge of $7.1 million and (b) a charge of $0.4 million for changes in estimates. In addition, the company recorded charges of $47.4 million comprised of $35.8 million for asset impairments, $8.7 million for other expenses related to cost-reduction efforts and $2.9 million for net foreign currency losses related to exiting foreign countries.
The cost reduction charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2023	2022
Cost of revenue
Services	$4.9	$19.1
Technology	0.7	7.6
Selling, general and administrative	6.9	24.7
Research and development	0.5	0.6
Other (expenses), net	(3.7)	2.9
Total	$9.3	$54.9
Gross profit and gross profit margin were $551.3 million and 27.4% in 2023, respectively, and $529.6 million and 26.7% in 2022, respectively. The increase in gross profit and gross profit margin in 2023 were primarily due lower cost reduction charges in 2023 and gross profit improvement in the Cloud, Applications & Infrastructure Solutions (CA&I) segment, partially offset by lower gross profit in Enterprise Computing Solutions (ECS) segment.
Selling, general and administrative expenses were $450.3 million in 2023 (22.3% of revenue) and $453.2 million in 2022 (22.9% of revenue).

Research and development (R&D) expenses in 2023 were $24.1 million compared with $24.2 million in 2022.
In 2023, the company reported an operating profit of $76.9 million compared with an operating profit of $52.2 million in 2022. The increase in 2023 was primarily driven by higher gross profit as discussed above.
Interest expense was $30.8 million in 2023 compared with $32.4 million in 2022.
Other (expense), net was expense of $393.9 million in 2023 compared with expense of $82.4 million in 2022. Other (expense), net in 2023 includes $348.9 million of pension settlement losses. See Note 6, “Other (expense), net,” of the Notes to Consolidated Financial Statements for details of other (expense), net.
Pension expense in 2023 was $391.3 million compared with $47.1 million in 2022. Pension expense in 2023 included $348.9 million of settlement losses primarily related to the company’s U.S. defined benefits plans. See Note 17, “Employee plans,” of the Notes to Consolidated Financial Statements for details of the settlement losses.
The loss before income taxes in 2023 was $347.8 million compared with a loss of $62.6 million in 2022. Included in the loss in 2023 were $348.9 million of settlement losses related to the company’s defined benefit pension plans.
The provision for income taxes in 2023 was $79.3 million compared with a provision of $42.3 million in 2022. The change in the tax provision is described below.
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
The realization of the company’s net deferred tax assets as of December 31, 2023, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. During 2023, the company determined that a portion of its non-U.S. net deferred tax assets required an additional valuation allowance. The net change in the valuation allowance impacting the effective tax rate in 2023 was approximately $2.1 million, primarily in Latin America. During 2022, the company determined that a portion of its non-U.S. net deferred tax assets no longer required a valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2022 was approximately $9.8 million of a tax benefit, primarily in the United Kingdom and other foreign jurisdictions.
In 2021, the Organization for Economic Cooperation and Development introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective January 1, 2024, and onward. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the company operates have adopted legislation, and other countries are in the process of introducing legislation to implement this minimum tax directive. Pillar Two is not expected to have a material effect on the company’s global effective tax rate and its consolidated financial statements.
Net loss attributable to Unisys Corporation for 2023 was $430.7 million, or $6.31 per diluted share, compared with a net loss of $106.0 million, or $1.57 per diluted share in 2022. Included in the loss in 2023 was $348.9 million of after-tax settlement losses related to the company’s defined benefit pension plans.
Segment results
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides modern and traditional workplace solutions;
•Cloud, Applications & Infrastructure Solutions (CA&I), which provides digital platform, applications and infrastructure solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
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
Information by reportable segment is presented below:

(millions)	Total Segments	DWS	CA&I	ECS
2023
Revenue	$1,725.1	$546.1	$531.0	$648.0
Gross profit percent	32.2%	14.0%	15.4%	61.2%

2022
Revenue	$1,699.9	$509.9	$520.3	$669.7
Gross profit percent	32.4%	14.0%	9.1%	64.5%
DWS revenue was $546.1 million in 2023 and $509.9 million in 2022. The increase in revenue in 2023 was primarily driven by new business with existing clients. Foreign currency fluctuations had a negligible impact on DWS revenue in 2023 compared with 2022. Gross profit percent was 14.0% in both 2023 and 2022.
CA&I revenue was $531.0 million in 2023 and $520.3 million in 2022. Foreign currency fluctuations had a negligible impact on CA&I revenue in 2023 compared with 2022. Gross profit percent was 15.4% in 2023 and 9.1% in 2022. The increase in revenue and gross profit percent in 2023 compared with 2022 was primarily due to certain prior year contract exits and new business with existing clients.
ECS revenue was $648.0 million in 2023 and $669.7 million in 2022. Foreign currency fluctuations had a negligible impact on ECS revenue in 2023 compared with 2022. Gross profit percent was 61.2% in 2023 and 64.5% in 2022. The decrease in revenue and gross profit percent was driven by the timing of software license renewals.
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
Cash and cash equivalents at December 31, 2023 were $387.7 million compared with $391.8 million at December 31, 2022.
As of December 31, 2023, $232.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements regarding the company’s intention to indefinitely reinvest earnings of foreign subsidiaries.
During 2023, cash provided by operating activities was $74.2 million compared with cash provided by operations of $12.7 million during 2022. The increase in operating cash in 2023 was primarily due to improvements in working capital.
Cash used for investing activities during 2023 was $69.6 million compared with cash used for investing activities of $131.4 million during 2022. Net proceeds from investments were $11.2 million in 2023 compared with net purchases of $44.3 million in 2022. Proceeds from investments and purchases of investments represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $21.3 million in 2023 compared with $31.0 million in 2022, capital additions of outsourcing assets were $11.4 million in 2023 compared with $8.6 million in 2022 and the investment in marketable software was $46.0 million in 2023 compared with $46.3 million in 2022.

Cash used for financing activities during 2023 was $17.3 million compared with cash used for financing activities of $21.6 million during 2022.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $263 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $181.0 million for the year ended December 31, 2023.
In November 2023, the company purchased a group annuity contract, with plan assets, for approximately $253 million to transfer projected benefit obligations related to approximately 3,900 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $167.2 million for the year ended December 31, 2023.
After considering these most recent group annuity contract purchases, the company has successfully reduced its global defined benefit pension obligations since December 2020 by approximately $2.0 billion, including approximately $1.3 billion in the U.S. The company will continue to evaluate opportunities for additional reduction of its global defined benefit pension obligations in future periods depending on overall market conditions. Due to the company’s significant postretirement plans accumulated other comprehensive losses, future group annuity contract purchases could result in material non-cash settlement losses.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. In 2023, we made cash contributions of $42.4 million, primarily for our international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future cash contributions of approximately $21 million in 2024, primarily for our international defined benefit pension plans. The company estimates that cash contributions to its U.S. defined benefit pension plans will begin to increase in 2025, increasing the total estimated contributions for the company’s U.S. and non-U.S. defined benefit pension plans to approximately $110 million in 2025 and approximately $770 million in the aggregate from 2026 through 2033. If the company is not able to generate sufficient cash flows from operations, we may need to obtain additional funding in order to make these contributions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, volatility in the capital markets, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. qualified defined benefit pension plans in different amounts and on a different schedule than previously contemplated.
At December 31, 2023, total debt was $504.2 million compared with $513.1 million at December 31, 2022. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements for more detailed discussion of the company’s debt financing agreements including maturities by fiscal year.
The company has commitments under operating leases for certain facilities and equipment used in its operations. As of December 31, 2023, the company’s operating lease liabilities were $44.7 million. The company also has a number of finance leases for equipment, with lease liabilities totaling $0.3 million as of December 31, 2023. See Note 5, “Leases and commitments,” of the Notes to Consolidated Financial Statements for more information pertaining to future minimum lease payments relating to the company’s operating and finance lease obligations.
Additionally, as described in Note 4, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements, the company expects to make payments of approximately $9.4 million in 2024 related to the company’s workforce reduction actions.
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
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2025, and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain specified conditions. The Amended and Restated ABL Credit Facility was amended on June 2, 2023, primarily to replace the reference rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2023, the company had no borrowings and $7.1 million of letters of credit outstanding, and availability under the facility was $88.6 million net of letters of credit issued. Any borrowings under the facility will be subject to variable interest rates.

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
At December 31, 2023, the company had met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
At December 31, 2023, the company had outstanding standby letters of credit and surety bonds totaling approximately $232 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
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
At December 31, 2023 and 2022, the company had deferred tax assets in excess of deferred tax liabilities of $1,263.2 million and $1,218.9 million, respectively. For the reasons cited below, at December 31, 2023 and 2022, management determined that it is more likely than not that $113.1 million and $108.4 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,150.1 million and $1,110.5 million, respectively.
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s deferred tax assets is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. See “Risk Factors” (Part I, Item 1A of this Form 10-K). The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly from period to period depending on the geographic distribution of income.
Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). The company has determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in 2011. Any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.
As a result of the ownership change in 2011, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2023 is approximately $488 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. federal cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2023, the company determined this rate to be 5.70% for its U.S. defined benefit pension plans, a decrease of 34 basis points from the rate used at December 31, 2022, and 4.24% for the company’s non-U.S. defined benefit pension plans, a decrease of 56 basis points from the rate used at December 31, 2022. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2024 pension expense of approximately $500 thousand and $800 thousand, respectively, and a change of approximately $42 million and $48 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2024, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 7.00%, and on the company’s non-U.S. plan assets will be 4.82%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $5 million and $4 million, respectively, in 2024 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2023, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $2.08 billion and the fair value was $1.82 billion.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension expense for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans, that period is approximately 14 and 21 years, respectively. At December 31, 2023, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans was $1.02 billion and $400 million, respectively.
For the year ended December 31, 2023, the company recognized consolidated pension expense of $391.3 million (which includes $348.9 million of settlement losses) compared with $47.1 million for the year ended December 31, 2022. For 2024, the company expects to recognize pension expense of approximately $57.7 million. See Note 17, “Employee plans,” of the Notes to Consolidated Financial Statements.
Goodwill
The company reviews goodwill for impairment annually in the fourth quarter using data as of September 30 of that year, as well as whenever there are events or changes in circumstances (triggering events), which indicate that the carrying amount may not be recoverable.
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
The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method used is the discounted cash flow method. The company starts with a forecast of all expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then a reporting unit-specific discount rate is applied to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, long-term growth rate and the discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates and operating margins. The discount rate, in turn, is based on various market factors and specific risk characteristics of each reporting unit.
The market approach relies primarily on external information for estimating the fair value. Some of the more significant estimates and assumptions inherent in this approach include the selection of appropriate guideline companies and the selected performance metric used in this approach.
Estimating the fair value of reporting units requires the use of estimates and significant judgments about key assumptions. There are a number of factors, including potential events and changes in circumstances that could change in future periods, including: projected operating results; valuation multiples exhibited by the company and by companies considered comparable to the reporting units; and other macro-economic factors that could impact the discount rate. It is reasonably possible that the judgments and estimates described above could change in future periods, which could have a significant impact on the fair value of the related reporting units.
During the fourth quarter of 2023, the company performed a quantitative goodwill impairment test for each reporting unit. The quantitative assessment indicated that each reporting unit’s fair value exceeded its carrying value, as such no impairment charge was recognized as of December 31, 2023. We estimated the fair value of the reporting units using a combination of discounted cash flows and market-based valuation methodologies as noted above. These methodologies involve significant assumptions that are subject to variability.
Based on the annual impairment analysis performed during the fourth quarter of 2023, all reporting units had a fair value in excess of book value. The reporting units that were closest to impairment were the CA&I and DWS reporting units with fair value in excess of book value, including goodwill, of 10% and 16%, respectively. All other reporting units had a fair value substantially in excess of book value.
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
Goodwill by reporting unit at December 31, 2023, was as follows:

Reporting unit	Carrying Amount
DWS	$140.8
CA&I	38.0
ECS	98.3
Other	10.3
Total	$287.4

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In an effort to manage interest rate exposures, the company strives to achieve an acceptable balance between fixed and variable debt positions. As of December 31, 2023, substantially all of the company’s total long-term debt is at a fixed rate and therefore does not expose the company to risk related to rising interest rates. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements. Although at December 31, 2023 the company had no outstanding borrowings under the Amended and Restated ABL Credit Facility, future borrowings, if any, will be subject to variable interest rates.
As of December 31, 2023, the company had outstanding $480.4 million ($485.0 million face value) of 6.875% senior secured notes due 2027 (the 2027 Notes). As the 2027 Notes have a fixed interest rate, the company does not have financial and economic exposure related to rising interest rates with respect to the 2027 Notes. However, the fair value of fixed rate instruments fluctuates when interest rates change. As of December 31, 2023, the fair value of the 2027 Notes was $437.5 million.
Foreign currency exchange rate risk
The company is also exposed to foreign currency exchange rate risks. The company is a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to currencies worldwide, primarily the euro and British pound sterling. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect consolidated revenue and operating margins as expressed in U.S. dollars. Currency exposure gains and losses are mitigated by purchasing components and incurring expenses in local currencies.
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
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2023 and 2022, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $49 million and $54 million, respectively. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

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
Grant Thornton LLP, an independent registered public accounting firm, has audited the company’s 2023 consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
The Board of Directors, through its Audit and Finance Committee, which is composed entirely of independent directors, oversees management’s responsibilities in the preparation of the financial statements and selects the independent registered public accounting firm, subject to stockholder ratification. The Audit and Finance Committee meets regularly with the independent registered public accounting firm, representatives of management, and the internal auditors to review the activities of each and to assure that each is properly discharging its responsibilities. To ensure complete independence, the internal auditors and representatives of Grant Thornton LLP have full access to meet with the Audit and Finance Committee, with or without management representatives present, to discuss the results of their audits and their observations on the adequacy of internal controls and the quality of financial reporting.
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2023, based on the specified criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Peter A. Altabef	/s/ Debra McCann
Peter A. Altabef	Debra McCann
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Unisys Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Unisys Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2024 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill impairment assessment for Digital Workspace Solutions
As disclosed in Note 14 to the consolidated financial statements, the Company’s consolidated goodwill balance related to the Digital Workspace Solutions (“DWS”) reporting unit was $140.8 million as of December 31, 2023. Management evaluates goodwill for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate potential impairment has occurred. We identified the Company’s determination of the fair value of the DWS reporting unit as part of its annual goodwill impairment test as a critical audit matter.
The principal considerations for our determination that the estimation of the fair value of the reporting unit is a critical audit matter are that there are significant judgments required by management when determining the fair value of the reporting unit using the income approach. In particular, the fair value estimate was sensitive to assumptions used to estimate future revenues and cash flows, including revenue growth rates, gross margin, and the discount rate, applied by the Company.
Our audit procedures related to the estimation of the fair value of the reporting unit included the following, among others:
•We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future cash flows, the discount rate used, and valuation methodologies applied.
•Evaluated the reasonableness of management’s forecasted financial results by:
◦Assessing the reasonableness of management’s long term growth rates, by comparing the rates to industry projections and conditions found in industry reports and

◦Testing forecasted revenues and expected future cash flows by comparing forecasted amounts to actual historical results to identify significant changes, and corroborating the basis for such changes, as applicable.
•Utilized an internal valuation specialist to evaluate:
◦The methodologies used and whether they were acceptable for the underlying assets or operations and whether such methodologies were being applied correctly, and
◦The appropriateness of the discount rate by developing an independent range of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2023.
Philadelphia, Pennsylvania
February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Unisys Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Unisys Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 26, 2024 expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 26, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Unisys Corporation
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Unisys Corporation and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of income (loss), of comprehensive income, of equity (deficit) and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2022 appearing after the signatures page (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2023
We served as the Company’s auditor from 2020 to 2022.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Millions, except per share data)

Year ended December 31,	2023	2022	2021
Revenue
Services	$1,665.9	$1,597.3	$1,699.3
Technology	349.5	382.6	355.1
	2,015.4	1,979.9	2,054.4
Costs and expenses
Cost of revenue:
Services	1,282.4	1,285.9	1,358.7
Technology	181.7	164.4	123.7
	1,464.1	1,450.3	1,482.4
Selling, general and administrative	450.3	453.2	389.5
Research and development	24.1	24.2	28.5
	1,938.5	1,927.7	1,900.4
Operating income	76.9	52.2	154.0
Interest expense	30.8	32.4	35.4
Other (expense), net	(393.9)	(82.4)	(580.3)
Loss before income taxes	(347.8)	(62.6)	(461.7)
Provision for (benefit from) income taxes	79.3	42.3	(11.9)
Consolidated net loss	(427.1)	(104.9)	(449.8)
Net income (loss) attributable to noncontrolling interests	3.6	1.1	(1.3)
Net loss attributable to Unisys Corporation	$(430.7)	$(106.0)	$(448.5)
Loss per share attributable to Unisys Corporation
Basic	$(6.31)	$(1.57)	$(6.75)
Diluted	$(6.31)	$(1.57)	$(6.75)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions)

Year ended December 31,	2023	2022	2021
Consolidated net loss	$(427.1)	$(104.9)	$(449.8)
Other comprehensive income
Foreign currency translation	67.9	(117.5)	(40.5)
Postretirement adjustments, net of tax of $(32.2) in 2023, $15.2 in 2022 and $64.5 in 2021	181.1	291.7	721.8
Total other comprehensive income	249.0	174.2	681.3
Comprehensive (loss) income	(178.1)	69.3	231.5
Comprehensive (loss) income attributable to noncontrolling interests	(23.1)	(12.8)	4.6
Comprehensive (loss) income attributable to Unisys Corporation	$(155.0)	$82.1	$226.9
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except par value per share information)

As of December 31,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$387.7	$391.8
Accounts receivable, net	454.5	402.5
Contract assets	11.7	28.9
Inventories	15.3	14.9
Prepaid expenses and other current assets	101.8	92.3
Total current assets	971.0	930.4
Properties	396.4	410.8
Less – Accumulated depreciation and amortization	332.1	334.9
Properties, net	64.3	75.9
Outsourcing assets, net	31.6	66.4
Marketable software, net	166.2	165.1
Operating lease right-of-use assets	35.4	42.5
Prepaid postretirement assets	38.0	119.5
Deferred income taxes	114.0	118.6
Goodwill	287.4	287.1
Intangible assets, net	42.7	52.4
Restricted cash	9.0	10.9
Assets held-for-sale	4.9	6.4
Other long-term assets	200.9	190.4
Total assets	$1,965.4	$2,065.6
Total liabilities and (deficit) equity
Current liabilities:
Current maturities of long-term debt	$13.0	$17.4
Accounts payable	130.9	160.8
Deferred revenue	198.6	200.7
Other accrued liabilities	308.4	271.6
Total current liabilities	650.9	650.5
Long-term debt	491.2	495.7
Long-term postretirement liabilities	787.7	714.6
Long-term deferred revenue	104.4	122.3
Long-term operating lease liabilities	25.6	29.7
Other long-term liabilities	44.0	31.0
Commitments and contingencies (see Note 18)
(Deficit) equity:
Common stock, par value $.01 per share (150.0 shares authorized; shares issued: 2023, 74.0 and 2022, 73.3)	0.7	0.7
Accumulated deficit	(1,945.7)	(1,515.0)
Treasury stock, shares at cost: 2023, 5.6 and 2022, 5.5	(156.4)	(156.0)
Paid-in capital	4,749.9	4,731.6
Accumulated other comprehensive loss	(2,800.3)	(3,076.0)
Total Unisys Corporation stockholders' deficit	(151.8)	(14.7)
Noncontrolling interests	13.4	36.5
Total (deficit) equity	(138.4)	21.8
Total liabilities and (deficit) equity	$1,965.4	$2,065.6
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2023	2022	2021
Cash flows from operating activities
Consolidated net loss	$(427.1)	$(104.9)	$(449.8)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency losses	0.2	6.8	2.6
Non-cash interest expense	1.2	1.3	1.8
Employee stock compensation	17.2	20.0	18.8
Depreciation and amortization of properties	29.1	50.2	30.5
Depreciation and amortization of outsourcing assets	50.3	64.5	68.0
Amortization of marketable software	49.7	58.7	71.9
Amortization of intangible assets	9.7	10.1	3.0
Other non-cash operating activities	(0.2)	0.3	(0.6)
Loss on disposal of capital assets	6.0	6.6	2.2
Postretirement contributions	(48.0)	(43.7)	(56.4)
Postretirement expense	388.5	45.3	552.0
Deferred income taxes, net	24.5	(8.3)	(59.2)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	4.2	15.5	47.4
Inventories	—	(8.0)	6.0
Other assets	(25.5)	(2.6)	8.0
Accounts payable and current liabilities	(20.9)	(103.8)	(149.4)
Other liabilities	15.3	4.7	35.7
Net cash provided by operating activities	74.2	12.7	132.5
Cash flows from investing activities
Proceeds from investments	2,751.6	3,336.1	4,148.2
Purchases of investments	(2,740.4)	(3,380.4)	(4,168.1)
Capital additions of properties	(21.3)	(31.0)	(27.3)
Capital additions of outsourcing assets	(11.4)	(8.6)	(18.5)
Investment in marketable software	(46.0)	(46.3)	(54.4)
Purchases of businesses, net of cash acquired	(1.2)	(0.3)	(239.3)
Other	(0.9)	(0.9)	(0.9)
Net cash used for investing activities	(69.6)	(131.4)	(360.3)
Cash flows from financing activities
Payments of long-term debt	(16.9)	(17.8)	(103.1)
Proceeds from issuance of long-term debt	—	—	1.5
Proceeds from exercise of stock options	—	—	4.5
Other	(0.4)	(3.8)	(8.4)
Net cash used for financing activities	(17.3)	(21.6)	(105.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6.7	(17.6)	(12.8)
Decrease in cash, cash equivalents and restricted cash	(6.0)	(157.9)	(346.1)
Cash, cash equivalents and restricted cash, beginning of year	402.7	560.6	906.7
Cash, cash equivalents and restricted cash, end of year	$396.7	$402.7	$560.6
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2020	$(312.1)	$(356.8)	$0.7	$(960.5)	$(114.4)	$4,656.9	$(3,939.5)	$44.7
Consolidated net loss	(449.8)	(448.5)		(448.5)				(1.3)
Capped call on conversion of debt	—	—			(30.8)	30.8
Stock-based activity	16.2	16.2			(7.0)	23.2
Translation adjustments	(40.5)	(39.6)					(39.6)	(0.9)
Postretirement plans	721.8	715.0					715.0	6.8
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(104.9)	(106.0)		(106.0)				1.1
Stock-based activity	16.9	16.9			(3.8)	20.7
Translation adjustments	(117.5)	(111.2)					(111.2)	(6.3)
Postretirement plans	291.7	299.3					299.3	(7.6)
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(427.1)	(430.7)		(430.7)				3.6
Stock-based activity	17.9	17.9			(0.4)	18.3
Translation adjustments	67.9	64.6					64.6	3.3
Postretirement plans	181.1	211.1					211.1	(30.0)
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share amounts)
Note 1 — Summary of significant accounting policies
Principles of consolidation The consolidated financial statements include the accounts of all majority-owned subsidiaries.
Use of estimates The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (GAAP) requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, outsourcing assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal and environmental contingencies, assumptions used in the calculation for systems integration projects, income taxes, and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment such as rising interest rates, inflation, fluctuation in foreign exchange rates and conflicts and other events of geopolitical significance, will be reflected in the financial statements in future periods.
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

As of December 31,	2023	2022
Cash and cash equivalents	$387.7	$391.8
Restricted cash	9.0	10.9
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$396.7	$402.7
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
Recoverability of these costs is subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates. The gross amount of outsourcing assets totaled $563.4 million and $559.4 million as of December 31, 2023 and 2022, respectively, and related accumulated amortization totaled $531.8 million and $493.0 million as of December 31, 2023 and 2022, respectively.
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products. For the company’s proprietary enterprise software products, the amortization period is five years following product release, and for the remaining products, the amortization period is three years following product release. In assessing the estimated revenue-producing lives and recoverability of the products, the company considers operating strategies, underlying technologies utilized, estimated economic life and external market factors, such as expected levels of competition, barriers to entry by potential competitors, stability in the market and governmental regulation. The company continually reassesses the estimated revenue-producing lives of the products and any change in the company’s estimate could result in the remaining amortization expense being accelerated or spread out over a longer period. As of December 31, 2023, the company believes that all unamortized costs are fully recoverable. The gross amount of marketable software totaled $2,213.9 million and $2,174.5 million as of December 31, 2023 and 2022, respectively, and related accumulated amortization totaled $2,047.7 million and $2,009.4 million as of December 31, 2023 and 2022, respectively.
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
During the fourth quarter of 2023, the company performed a quantitative goodwill impairment test for each reporting unit, and estimated the fair value of the reporting units using both the income approach and the market approach.
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
The company’s quantitative assessment in the fourth quarter of 2023 indicated that each reporting unit’s fair value exceeded its carrying value, as such no impairment charge was recognized as of December 31, 2023. All reporting units had a fair value in excess of book value.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods, which could have a significant impact on the fair value of the related reporting units.

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
The company records an estimated environmental liability when it is probable that a liability has been incurred and the amount is reasonably estimable based primarily on the expected costs of pending investigations, current remediation activities, environmental studies and other estimated costs within the identified sites. The company records a claim for recovery from third parties when its realization is probable. Both the liability and claim for recovery are recorded on a non-discounted basis.
Provisions for these matters are difficult to estimate due to unknown environmental conditions, including early stages of investigation in some cases, and changes in governmental laws, regulations and in cleanup technologies. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Noncontrolling interest The company owns a fifty-one percent interest in Intelligent Processing Solutions Ltd. (iPSL), a U.K. business process outsourcing joint venture. The remaining interests, which are reflected as a noncontrolling interest in the company’s consolidated financial statements, are owned by three financial institutions for which iPSL performs services.
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
The company discloses disaggregation of its customer revenue by geographic areas (see Note 20, “Segment information”).
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
Advertising costs All advertising costs are expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of income (loss). The amount charged to the expense during 2023, 2022 and 2021 was $10.7 million, $8.0 million and $3.6 million, respectively.
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
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its derivatives (see

Note 12, “Financial instruments and concentration of credit risks”), long-term debt (see Note 15, “Debt”), and to its postretirement plan assets (see Note 17, “Employee plans”).
Note 2 — Recent accounting pronouncements and accounting changes
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements including disclosures about significant segment expenses on an annual and interim basis. This update is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires application on a retrospective basis. This ASU is not expected to have a material effect on the company’s consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances disclosures relating to the rate reconciliation and requires income taxes paid disclosures disaggregated by jurisdiction among other amendments. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted and should be applied a prospective basis with a retrospective application permitted. This ASU is not expected to have a material effect on the company’s consolidated financial statements.
Note 3 — Acquisitions
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
Note 4 — Cost-reduction actions
The company from time to time initiates cost reduction actions designed to improve operating efficiency, reduce costs and align the company’s workforce and facility structures to its overall business plan.
During 2023, the company recognized cost-reduction charges and other costs of $9.3 million. The net charges related to workforce reductions were $8.3 million, principally related to severance costs, and were comprised of: (a) a charge of $15.2 million and (b) a credit of $6.9 million for changes in estimates. In addition, the company recorded net charges of $1.0 million comprised of charges of $4.7 million primarily related to professional fees and other expenses related to cost-reduction efforts and a credit of $3.7 million for net foreign currency gains related to exiting foreign countries.
During 2022, the company recognized cost-reduction charges and other costs of $54.9 million. The net charges related to workforce reductions were $7.5 million, principally related to severance costs, and were comprised of: (a) a charge of $7.1 million and (b) a charge of $0.4 million for changes in estimates. In addition, the company recorded charges of

$47.4 million comprised of charges of $13.6 million related to held-for-sale assets (see Note 13, “Properties” for further details), $10.9 million for asset impairments, $11.3 million for idle leased facilities costs, $9.3 million for contract exit costs, $2.9 million for net foreign currency losses related to exiting foreign countries and a credit of $0.6 million for changes in estimates related to other cost-reduction efforts.
During 2021, the company recognized cost-reduction charges and other costs of $23.2 million. The net charges related to workforce reductions were $0.4 million, principally related to severance costs, and were comprised of: (a) a charge of $12.3 million and (b) a credit of $11.9 million for changes in estimates. In addition, the company recorded charges of $22.8 million comprised of $12.6 million for asset impairments, $6.2 million for other expenses related to cost-reduction efforts and $4.0 million for net foreign currency losses related to exiting foreign countries.
The charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2023	2022	2021
Cost of revenue
Services	$4.9	$19.1	$(2.5)
Technology	0.7	7.6	7.6
Selling, general and administrative	6.9	24.7	11.1
Research and development	0.5	0.6	3.0
Other (expenses), net	(3.7)	2.9	4.0
Total	$9.3	$54.9	$23.2
Liabilities and expected future payments related to the company’s workforce reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2020	$55.9	$13.1	$42.8
Additional provisions	12.3	7.9	4.4
Payments	(38.5)	(13.2)	(25.3)
Changes in estimates	(11.9)	(2.1)	(9.8)
Translation adjustments	(1.5)	—	(1.5)
Balance at December 31, 2021	16.3	5.7	10.6
Additional provisions	7.1	3.6	3.5
Payments	(11.5)	(4.1)	(7.4)
Changes in estimates	0.4	(1.0)	1.4
Translation adjustments	(0.6)	—	(0.6)
Balance at December 31, 2022	11.7	4.2	7.5
Additional provisions	15.2	3.4	11.8
Payments	(10.8)	(3.5)	(7.3)
Changes in estimates	(6.9)	(1.6)	(5.3)
Translation adjustments	0.2	—	0.2
Balance at December 31, 2023	$9.4	$2.5	$6.9

Expected future payments on balance at December 31, 2023:
In 2024	$9.4	$2.5	$6.9

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

The components of lease expense are as follows:

Year ended December 31,	2023	2022	2021
Operating lease cost	$26.0	$36.7	$39.7
Finance lease cost
Amortization of right-of-use assets	0.2	1.2	1.8
Interest on lease liabilities	—	—	0.1
Total finance lease cost	0.2	1.2	1.9
Short-term lease costs	0.7	0.7	0.9
Variable lease cost	10.3	11.6	11.5
Sublease income	(1.1)	(1.8)	(4.4)
Total lease cost	$36.1	$48.4	$49.6
Supplemental balance sheet information related to leases is as follows:

As of December 31,	2023	2022
Operating Leases
Operating lease right-of-use assets	$35.4	$42.5
Other accrued liabilities	19.1	26.0
Long-term operating lease liabilities	25.6	29.7
Total operating lease liabilities	$44.7	$55.7

Finance Leases
Outsourcing assets, net	$0.1	$0.4
Current maturities of long-term debt	0.3	0.7
Long-term debt	—	0.4
Total finance lease liabilities	$0.3	$1.1

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.5	2.5
Finance leases	0.5	1.4

Weighted-Average Discount Rate
Operating leases	8.3%	6.7%
Finance leases	5.2%	5.1%
Supplemental cash flow information related to leases is as follows:

Years ended December 31,	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$31.5	$41.0	$44.9
Cash payments for finance leases included in financing activities	0.2	1.4	1.9
Cash payments for finance lease included in operating activities	—	—	0.1
ROU assets obtained in exchange for lease obligations are as follows:

Years ended December 31,	2023	2022
Operating leases	$14.7	$17.2

Maturities of lease liabilities as of December 31, 2023 are as follows:

Year	Finance Leases	Operating Leases
2024	$0.3	$22.7
2025	—	12.6
2026	—	9.1
2027	—	3.4
2028	—	2.0
Thereafter	—	4.2
Total lease payments	0.3	54.0
Less imputed interest	—	9.3
Total	$0.3	$44.7
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. As of December 31, 2023, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2024	$8.7
2025	19.4
2026	2.7
2027	0.7
2028	—
Thereafter	—
Total	$31.5
Other Commitments
At December 31, 2023, the company had outstanding standby letters of credit and surety bonds totaling approximately $232 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2023, the company had deposits and collateral of approximately $8 million in other long-term assets, principally related to tax contingencies in Brazil.
Note 6 — Other (expense), net
Other (expense), net is comprised of the following:

Year ended December 31,	2023	2022	2021
Postretirement expense*	$(387.1)	$(43.2)	$(548.6)
Foreign exchange losses**	(0.2)	(6.8)	(2.5)
Environmental costs and other, net***	(6.6)	(32.4)	(29.2)
Total other (expense), net	$(393.9)	$(82.4)	$(580.3)
*Includes $348.9 million of settlement losses in 2023 and $499.4 million of settlement losses in 2021 related to the company’s defined benefit pension plans. See Note 17, “Employee plans.”
**Includes (credits) charges of $(3.7) million, $2.9 million and $4.0 million respectively, in 2023, 2022 and 2021 for net foreign currency (gains) losses related to substantial completion of liquidation of foreign subsidiaries.
***Environmental costs relate to previously disposed businesses.

Note 7 — Income taxes
Following is the total loss before income taxes and the provision (benefit) for income taxes.

Year ended December 31,	2023	2022	2021
Income (loss) before income taxes
United States	$(545.5)	$(177.2)	$(443.5)
Foreign	197.7	114.6	(18.2)
Total loss before income taxes	$(347.8)	$(62.6)	$(461.7)
Provision (benefit) for income taxes
Current
United States	$8.8	$15.9	$9.1
Foreign	46.0	34.7	38.1
Total	54.8	50.6	47.2
Deferred
Foreign	24.5	(8.3)	(59.1)
Total provision (benefit) for income taxes	$79.3	$42.3	$(11.9)
Following is a reconciliation of the benefit for income taxes at the United States statutory tax rate to the provision (benefit) for income taxes as reported:

Year ended December 31,	2023	2022	2021
United States statutory income tax benefit	$(73.0)	$(13.2)	$(96.9)
Income and losses for which no provision or benefit has been recognized	123.2	40.9	91.1
Foreign rate differential and other foreign tax expense	12.7	6.4	0.4
Income tax withholdings	14.0	19.7	13.5
Permanent items	(3.0)	(2.1)	(1.8)
Change in uncertain tax positions	3.8	0.4	(0.3)
Change in valuation allowances	2.1	(9.8)	(0.8)
U.S. income tax benefit	(0.6)	—	—
Other	0.1	—	—
Enacted rate changes	—	—	(17.1)
Provision (benefit) for income taxes	$79.3	$42.3	$(11.9)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2023	2022
Deferred tax assets
Tax loss carryforwards	$813.0	$825.5
Postretirement benefits	183.0	149.6
Foreign tax credit carryforwards	83.6	109.2
Other tax credit carryforwards	29.1	32.7
Deferred revenue	31.9	28.2
Employee benefits and compensation	31.5	21.2
Purchased capitalized software	19.4	16.9
Depreciation	33.0	32.6
Warranty, bad debts and other reserves	7.6	7.1
Capitalized costs	9.0	6.2
Other	57.6	49.9
	1,298.7	1,279.1
Valuation allowance	(1,150.1)	(1,110.5)
Total deferred tax assets	$148.6	$168.6
Deferred tax liabilities
Capitalized research and development	$10.4	$31.0
Other	25.1	29.2
Total deferred tax liabilities	$35.5	$60.2
Net deferred tax assets	$113.1	$108.4
Changes in the valuation allowance was as follows:

Year ended December 31,	2023	2022	2021
Valuation allowance, at beginning of year	$(1,110.5)	$(1,226.2)	$(1,271.5)
Actuarial pension adjustments	84.5	70.7	99.5
Expired net operating losses/tax credits	42.9	52.3	50.0
Foreign exchange	(6.8)	14.8	18.4
Recognition of income tax benefit (expense) (i)	(125.9)	(43.9)	(102.1)
Other	(34.3)	21.8	(20.5)
Valuation allowance, at end of year	$(1,150.1)	$(1,110.5)	$(1,226.2)
(i) Includes U.S. pension activity of $(95.9) million, ($11.3) million and ($84.9) million for the years ended December 31, 2023, 2022 and 2021, respectively.
The company has tax effected tax loss carryforwards as follows:

As of December 31,	2023
U.S. Federal	$366.0
State and local	180.2
Foreign	266.8
Total tax loss carryforwards	$813.0

These carryforwards will expire as follows:

Year
2024	$13.4
2025	20.8
2026	15.6
2027	40.8
2028	93.1
Thereafter	358.2
Unlimited	271.1
Total	$813.0

The company also has available tax credit carryforwards, which will expire as follows:

Year
2024	$22.5
2025	20.7
2026	33.7
2027	9.1
2028	0.3
Thereafter	26.4
Total	$112.7
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
The realization of the company’s net deferred tax assets as of December 31, 2023, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings. During 2023, the company determined that a portion of its non-U.S. net deferred tax assets required an additional valuation allowance. The net change in the valuation allowance impacting the effective tax rate in 2023 was approximately $2.1 million, primarily in Latin America. During 2022, the company determined that a portion of its non-U.S. net deferred tax assets no longer required a valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2022 was approximately $9.8 million of a tax benefit, primarily in the United Kingdom and other foreign jurisdictions.
Under U.S. tax law, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As the company currently intends to indefinitely reinvest the earnings of certain foreign subsidiaries, no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries. The unrecognized deferred income tax liability at December 31, 2023 approximated $32.2 million.
Cash paid for income taxes, net of refunds was as follows:

Year ended December 31,	2023	2022	2021
Cash paid for income taxes, net of refunds	$63.4	$49.0	$53.7

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2023	2022	2021
Balance at January 1	$17.8	$21.6	$30.9
Additions based on tax positions related to the current year	4.6	1.9	3.5
Changes for tax positions of prior years	2.6	1.2	(8.8)
Reductions as a result of a lapse of applicable statute of limitations	(4.6)	(5.4)	(2.6)
Settlements	—	—	(0.3)
Changes due to foreign currency	0.5	(1.5)	(1.1)
Balance at December 31	$20.9	$17.8	$21.6
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income (loss). At December 31, 2023 and 2022, the company had an accrual of $4.6 million and $3.8 million, respectively, for the payment of penalties and interest.
At December 31, 2023, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.3 million related to a statute of limitation expiration; however, various events could cause this belief to change in the future.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The company is currently undergoing audits in several of its foreign jurisdictions. Ongoing income tax audits throughout the world are not expected to have a material impact on the company’s financial position.
Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). The company has determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in 2011. Any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.
As a result of the ownership change in 2011, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2023, is approximately $488 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. federal cash tax liability in the near term.

Note 8 — Earnings (loss) per common share
The following table shows how loss per common share attributable to Unisys Corporation was computed for the three years ended December 31, 2023 (shares in thousands).

Year ended December 31,	2023	2022	2021
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(430.7)	$(106.0)	$(448.5)
Weighted average shares	68,254	67,665	66,451
Basic loss per common share	$(6.31)	$(1.57)	$(6.75)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(430.7)	$(106.0)	$(448.5)
Weighted average shares	68,254	67,665	66,451
Plus incremental shares from assumed conversions of employee stock plans	—	—	—
Adjusted weighted average shares	68,254	67,665	66,451
Diluted loss per common share	$(6.31)	$(1.57)	$(6.75)

Anti-dilutive weighted-average restricted stock units(i)	945	481	871
Anti-dilutive weighted-average common shares issuable upon conversion of the 5.50% convertible senior notes(i) (see Note 15, “Debt”)	—	—	557
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
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $93.9 million and $87.9 million at December 31, 2023 and 2022, respectively.
Unearned income, which is reported as a deduction from accounts receivable, was $9.0 million and $13.9 million at December 31, 2023 and 2022, respectively.
The allowance for credit losses, which is reported as a deduction from accounts receivable, was $9.5 million and $9.1 million at December 31, 2023 and 2022, respectively. The provision for credit losses, which is reported in selling, general and administrative expenses in the consolidated statements of income (loss), was expense (income) of $(0.2) million, $0.3 million and $(0.6) million, in 2023, 2022 and 2021, respectively.
Additionally, long-term receivables were $70.3 million and $85.3 million at December 31, 2023 and 2022, respectively, and are reported in other long-term assets on the company’s consolidated balance sheets.
Note 10 — Contract assets and deferred revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.

Net contract assets (liabilities) are as follows:

As of December 31,	2023	2022
Contract assets - current	$11.7	$28.9
Contract assets - long-term(i)	8.6	11.0
Deferred revenue - current	(198.6)	(200.7)
Deferred revenue - long-term	(104.4)	(122.3)
(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

Year ended December 31,	2023	2022
Revenue recognized that was included in deferred revenue at the beginning of the period	$198.9	$235.4
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
Deferred commissions were as follows:

As of December 31,	2023	2022
Deferred commissions	$3.7	$4.9
Amortization expense related to deferred commissions was as follows:

Year ended December 31,	2023	2022	2021
Deferred commissions - amortization expense(i)	$1.5	$2.9	$2.9
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
Costs to fulfill a contract were as follows:

As of December 31,	2023	2022
Costs to fulfill a contract	$19.2	$34.8
Amortization expense related to costs to fulfill a contract was as follows:

Year ended December 31,	2023	2022	2021
Costs to fulfill a contract - amortization expense	$6.7	$23.7	$27.9
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 12 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2023 and 2022, the notional amount of these contracts was $488.4 million and $533.5 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

The following table summarizes the fair value of the company’s foreign exchange forward contracts.

As of December 31,	2023	2022
Balance Sheet Location
Prepaid expenses and other current assets	$9.0	$7.9
Other accrued liabilities	0.1	1.3
Total fair value	$8.9	$6.6
The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

Year Ended December 31,	2023	2022	2021
Statement of Income Location
Other (expense), net	$13.5	$(39.3)	$(18.8)
Other financial instruments include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits, which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2023 and 2022, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates fair value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2023 and 2022, the company had no significant concentrations of credit risk with any one customer.
Note 13 — Properties
Properties comprise the following:

As of December 31,	2023	2022
Buildings	$0.3	$0.3
Machinery and office equipment	211.5	232.6
Internal-use software	177.1	170.9
Rental equipment	7.5	7.0
Total properties	$396.4	$410.8
Long-lived assets to be sold are classified as held-for-sale in the period in which they meet all the criteria for the disposal of long-lived assets. The company measures assets held-for-sale at the lower of their carrying amount or fair value less cost to sell. In 2021, the company determined that its data center facility located in Eagan, Minnesota, met the criteria for classification of the related assets as held-for-sale.
Since the assets have been held-for-sale for more than a year, the company evaluates whether (i) the company has taken all necessary actions to respond to the change in circumstances; (ii) the company is actively marketing the data center facility at a price that is reasonable; and (iii) the company continues to meet all of the criteria to continue to classify the assets as held-for-sale.
During 2022, the company recognized an asset held-for-sale write-down of $13.6 million, reducing the assets to its estimated current fair market value less costs to sell. The valuation report was considered a Level 2 input. The company is actively marketing this facility for sale and continues to identify interested parties. The company believes the classification continues to be appropriate and that all the criteria has been met to classify these assets as held-for-sale at December 31, 2023.

Note 14 — Goodwill and intangible assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2021	$315.0	$140.9	$65.5	$98.3	$10.3
Acquisition - Measurement period adjustments (i)	(27.5)	—	(27.5)	—	—
Translation adjustments	(0.4)	(0.4)	—	—	—
Balance at December 31, 2022	287.1	140.5	38.0	98.3	10.3
Translation adjustments	0.3	0.3	—	—	—
Balance at December 31, 2023	$287.4	$140.8	$38.0	$98.3	$10.3
(i) Includes a measurement period adjustment that decreased goodwill by $27.5 million related to a prior period acquisition.
At December 31, 2023, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million. At December 31, 2022, there was no goodwill allocated to reporting units with negative net assets.
Intangible Assets, Net
Intangible assets, net at December 31, 2023 and 2022 consists of the following:

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$8.1	$1.9
Customer relationships (ii)	54.2	14.1	40.1
Marketing (ii)	1.3	0.6	0.7
Total	$65.5	$22.8	$42.7

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$4.9	$5.1
Customer relationships (ii)(iii)	54.2	7.9	46.3
Marketing (ii)	1.3	0.3	1.0
Total	$65.5	$13.1	$52.4
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
(iii) Customer relationships include a measurement period adjustment that increased the fair value of the acquired intangible assets by $27.6 million related to a prior period acquisition.
Amortization expense was $9.7 million, $10.1 million and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The future amortization relating to acquired intangible assets at December 31, 2023 was estimated as follows:

Year	Future Amortization Expense
2024	$7.2
2025	4.3
2026	4.0
2027	4.0
2028	4.0
Thereafter	19.2
Total	$42.7

Note 15 — Debt
Long-term debt is comprised of the following:

As of December 31,	2023	2022
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $4.6 million and $5.8 million at December 31, 2023 and 2022, respectively)	$480.4	$479.2
Finance leases	0.3	1.1
Other debt	23.5	32.8
Total	504.2	513.1
Less – current maturities	13.0	17.4
Total long-term debt	$491.2	$495.7
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt.

As of December 31,	2023	2022
6.875% senior secured notes due November 1, 2027	$437.5	$373.0
The company’s principal sources of liquidity are cash on hand, cash from operations and its Amended and Restated ABL Credit Facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
At December 31, 2023, the company had met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
Maturities of long-term debt, including finance leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Finance Leases
2024	$13.0	$12.7	$0.3
2025	6.6	6.6	—
2026	3.3	3.3	—
2027	481.3	481.3	—
Total	$504.2	$503.9	$0.3
Cash paid for interest and capitalized interest expense was as follows:

Year ended December 31,	2023	2022	2021
Cash paid for interest	$35.5	$36.5	$40.1
Capitalized interest expense	$5.7	$5.1	$4.5
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

The indenture contains covenants that limit the ability of the company and its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem its capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) create or incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (x) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to several important limitations and exceptions.
If the company experiences certain kinds of changes of control (as defined in the indenture), it will be required to offer to repurchase the 2027 Notes at 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest as of the repurchase date, if any. In addition, if the company sells assets under certain circumstances, it must apply the proceeds towards an offer to repurchase the 2027 Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2027 Notes to be due and payable immediately.
Interest expense related to the 2027 Notes is comprised of the following:

Year ended December 31,	2023	2022	2021
Contractual interest coupon	$33.3	$33.3	$33.3
Amortization of issuance costs	1.2	1.2	1.2
Total	$34.5	$34.5	$34.5
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
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2025, and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain specified conditions. The Amended and Restated ABL Credit Facility was amended on June 2, 2023, primarily to replace the reference rate from the London Interbank Offered Rate to the Secured Overnight Financing Rate. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2023, the company had no borrowings and $7.1 million of letters of credit outstanding, and availability under the facility was $88.6 million net of letters of credit issued.
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
Note 16 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2023	2022
Payrolls and commissions	$124.5	$84.8
Income taxes	31.4	41.3
Taxes other than income taxes	27.4	23.2
Accrued vacations	22.4	21.1
Operating leases	19.1	26.0
Postretirement	10.2	11.7
Cost reduction	9.4	11.7
Accrued interest	5.8	5.9
Other	58.2	45.9
Total other accrued liabilities	$308.4	$271.6
Note 17 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2023, 5.3 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2023, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2023, 2022 and 2021, the company recorded $17.2 million, $20.0 million and $18.8 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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

A summary of restricted stock and restricted stock unit (RSU) activity for the year ended December 31, 2023 follows (shares in thousands):

	Restricted Stock and RSU	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2022	2,230	$23.53
Granted	3,881	4.14
Vested	(686)	13.26
Forfeited and expired	(667)	11.40
Outstanding at December 31, 2023	4,758	9.27
The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $17.1 million, $27.0 million and $37.5 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.

Year ended December 31,	2023	2022
Weighted-average fair value of grant	$7.32	$34.14
Risk-free interest rate(i)	4.51%	1.72%
Expected volatility(ii)	63.63%	57.71%
Expected life of restricted stock units in years(iii)	2.84	2.85
Expected dividend yield	—%	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period.
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period.
(iii)	Represents the remaining life of the longest performance period.
As of December 31, 2023, there was $18.2 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $9.1 million, $17.4 million and $15.3 million, respectively.
Common stock issued upon lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge related to the company match for the years ended December 31, 2023, 2022 and 2021, was $6.6 million, $6.9 million and $7.5 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge related to these plans was $16.9 million, $16.6 million and $16.4 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2023 and 2022, the liability to the participants of these plans was $7.1 million and $7.9 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
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
The American Rescue Plan Act, which was signed into law in the U.S. in 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, the company was not required to make cash contributions to its U.S. qualified defined benefit pension plans in 2023, 2022 and 2021.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $263 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $181.0 million for the year ended December 31, 2023.
In November 2023, the company purchased a group annuity contract, with plan assets, for approximately $253 million to transfer projected benefit obligations related to approximately 3,900 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $167.2 million for the year ended December 31, 2023.
In January of 2021, the company purchased a group annuity contract for $279 million to transfer projected benefit obligations related to approximately 11,600 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $158.0 million for the year ended December 31, 2021.
Effective May 1, 2021, the company’s primary pension plan related to its Dutch subsidiary was transferred to a multi-client circle within a multi-employer fund. This resulted in removing all of the plan’s projected benefit obligations, valued at approximately $553 million, from the company’s balance sheet. This action resulted in a pre-tax settlement loss of $182.5 million for the year ended December 31, 2021.
In the second quarter of 2021, the company’s Swiss subsidiary transferred its defined benefit pension plan to a multiple-employer collective foundation. This resulted in removing the projected benefit obligations related to retirees under the Swiss plan, valued at approximately $100 million, from the company’s balance sheet. The transfer required a one-time additional contribution of approximately $10 million to the Swiss plan in 2021. This action resulted in a pre-tax settlement loss of $28.8 million for the year ended December 31, 2021.
On October 14, 2021, the company purchased a group annuity contract for approximately $235 million to transfer projected benefit obligations related to approximately 6,900 retirees of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $130.1 million for the year ended December 31, 2021.

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets follows:

	U.S. Plans		International Plans
As of December 31,	2023	2022	2023	2022
Change in projected benefit obligation
Benefit obligation at beginning of year	$2,852.9	$3,709.6	$1,574.6	$2,614.4
Service cost	—	—	1.1	1.9
Interest cost	152.7	114.6	72.3	39.3
Plan participants’ contributions	—	—	1.2	1.1
Plan settlement	(516.1)	—	(4.5)	—
Actuarial (gain) loss	80.2	(668.1)	67.7	(726.4)
Benefits paid	(278.0)	(303.2)	(80.9)	(86.4)
Foreign currency translation adjustments	—	—	83.9	(269.3)
Benefit obligation at end of year	$2,291.7	$2,852.9	$1,715.4	$1,574.6
Change in plan assets
Fair value of plan assets at beginning of year	$2,440.1	$3,139.3	$1,444.3	$2,431.6
Actual return on plan assets	166.1	(401.9)	18.7	(685.7)
Employer contribution	5.8	5.9	36.6	33.4
Plan participants’ contributions	—	—	1.2	1.1
Plan settlement	(516.1)	—	(4.5)	—
Benefits paid	(278.0)	(303.2)	(80.9)	(86.4)
Foreign currency translation adjustments	—	—	70.8	(249.7)
Fair value of plan assets at end of year	$1,817.9	$2,440.1	$1,486.2	$1,444.3
Funded status at end of year	$(473.8)	$(412.8)	$(229.2)	$(130.3)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid postretirement assets	$30.7	$44.4	$7.3	$75.1
Other accrued liabilities	(5.4)	(5.4)	(0.2)	(0.2)
Long-term postretirement liabilities	(499.1)	(451.8)	(236.3)	(205.2)
Total funded status	$(473.8)	$(412.8)	$(229.2)	$(130.3)
Accumulated other comprehensive loss, net of tax
Net loss	$1,514.2	$1,845.3	$1,037.8	$859.7
Prior service credit	$(24.7)	$(27.2)	$(45.0)	$(44.9)
Accumulated benefit obligation	$2,291.7	$2,852.9	$1,712.5	$1,573.0
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets follows:

As of December 31,	2023	2022
Accumulated benefit obligation	$3,544.3	$3,621.6
Fair value of plan assets	$2,806.2	$2,960.6
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets follows:

As of December 31,	2023	2022
Projected benefit obligation	$3,547.2	$3,623.2
Fair value of plan assets	$2,806.2	$2,960.6

Net periodic pension expense (income) includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2023	2022	2021	2023	2022	2021
Service cost(i)	$—	$—	$—	$1.1	$1.9	$3.0
Interest cost	152.7	114.6	117.6	72.3	39.3	36.7
Expected return on plan assets	(178.6)	(189.8)	(199.8)	(84.9)	(77.4)	(81.6)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.4)	(2.6)	(2.8)
Recognized net actuarial loss	75.6	125.9	135.6	9.1	37.7	48.3
Settlement losses	348.2	—	288.1	0.7	—	211.3
Net periodic pension expense (income)	$395.4	$48.2	$339.0	$(4.1)	$(1.1)	$214.9
(i) Service cost is reported in cost of revenue and selling, general and administrative expenses. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).
Management’s significant assumption used in the determination of the defined benefit pension plan obligations with respect to the U.S. pension plans, is the discount rate. Weighted-average assumptions used to determine net periodic pension expense (income) were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2023	2022	2021	2023	2022	2021
Discount rate	6.04%	3.18%	2.85%	4.80%	1.73%	1.23%
Expected long-term rate of return on assets	7.10%	6.50%	6.07%	4.44%	3.88%	3.30%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	5.70%	6.04%	3.18%	4.24%	4.80%	1.73%
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	40%	35-45%	1%	0-1%
Debt securities	44%	39-49%	57%	52-62%
Real estate	0%	0%	1%	0-1%
Cash	0%	0-5%	0%	0-0%
Other	16%	11-21%	41%	34-49%
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

In 2024, the company expects to make cash contributions of approximately $21 million, primarily for international defined benefit pension plans.
As of December 31, 2023, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year	U.S.	International
2024	$240.7	$93.8
2025	234.8	94.9
2026	228.5	98.2
2027	221.7	100.6
2028	213.8	102.1
2029 - 2033	932.0	531.1
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans follows:

As of December 31,	2023	2022
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$68.9	$81.1
Service cost	0.2	0.2
Interest cost	2.6	1.9
Plan participants’ contributions	0.3	0.9
Actuarial gain	(6.9)	(16.1)
Benefits paid	(5.1)	(4.9)
Foreign currency translation and other adjustments	0.1	5.8
Benefit obligation at end of year	$60.1	$68.9
Change in plan assets
Fair value of plan assets at beginning of year	$5.2	$5.6
Actual return on plan assets	(2.8)	(0.7)
Employer contributions	5.6	4.3
Plan participants’ contributions	0.3	0.9
Benefits paid	(5.1)	(4.9)
Fair value of plan assets at end of year	$3.2	$5.2
Funded status at end of year	$(56.9)	$(63.7)
Amounts recognized in the consolidated balance sheets consist of:
Other accrued liabilities	$(4.6)	$(6.1)
Long-term postretirement liabilities	(52.3)	(57.6)
Total funded status	$(56.9)	$(63.7)
Accumulated other comprehensive income, net of tax
Net income	$(7.6)	$(7.8)
Prior service cost (credit)	0.6	(0.7)
Net periodic postretirement benefit (income) cost follows:

Year ended December 31,	2023	2022	2021
Service cost(i)	$0.2	$0.2	$0.4
Interest cost	2.6	1.9	1.8
Expected return on assets	(0.3)	(0.3)	(0.3)
Amortization of prior service credit	(1.3)	(1.4)	(1.7)
Recognized net actuarial gain	(4.0)	(2.2)	(2.1)
Net periodic benefit income	$(2.8)	$(1.8)	$(1.9)
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit (income) cost are reported in other (expense), net in the consolidated statements of income (loss).

Weighted-average assumptions used to determine net periodic postretirement benefit (income) were as follows:

Year ended December 31,	2023	2022	2021
Discount rate	5.39%	2.70%	2.21%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2023	2022	2021
Discount rate	5.03%	5.39%	2.70%
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2024, the company expects to contribute approximately $4 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2023	2022
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2033	2033
As of December 31, 2023, the following benefits are expected to be paid from the company’s postretirement plans:

Year	Expected Payments
2024	$5.2
2025	4.6
2026	4.4
2027	4.1
2028	3.9
2029 – 2033	16.8

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
Commingled Funds – These investments are comprised of debt, equity and other securities. The NAV is used as a practical expedient to estimate fair value. The NAV is based on the fair value of the underlying investments held by the funds less their liabilities. This practical expedient is not used when it is determined to be probable that the fund will sell the investment for an amount different than the reported NAV.
Private Real Estate and Private Equity - These investments represent interests in limited partnerships which invest in privately-held companies or privately-held real estate or other real assets. Net asset values are developed and reported by the general partners that manage the partnerships. These valuations are based on property appraisals, utilization of market transactions that provide valuation information for comparable companies, discounted cash flows and other methods. These valuations are reported quarterly and adjusted as necessary at year end based on cash flows within the most recent period.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2023.

	U.S. Plans				International Plans
As of December 31, 2023	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$361.5	$360.6	$0.9	$—	$—	$—	$—	$—
Commingled Funds	227.9		227.9
Debt Securities
U.S. Govt. Securities	289.8	289.8
Other Fixed Income	245.1		245.1		360.3		360.3
Insurance Contracts					510.6			510.6
Commingled Funds	127.4		127.4		16.1		16.1
Real Estate
Real Estate Investment Trusts	34.6	34.6
Other
Derivatives(i)	89.9	68.1	21.8		(3.4)		(3.4)
Commingled Funds					13.2		13.2
Pooled Funds	80.0		80.0		12.0		12.0
Cumulative futures contracts variation margin paid to brokers	(67.4)	(67.4)
Cash	1.6	1.6			37.9	37.9
Receivables	10.8	10.8			—	—
Payables	(19.0)	(19.0)			—	—
Total plan assets in fair value hierarchy	$1,382.2	$679.1	$703.1	$—	$946.7	$37.9	$398.2	$510.6
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Debt	$102.3				$191.4
Other	96.8				348.1
Private Real Estate	188.9
Private Equity	47.7
Total pension plan assets	$1,817.9				$1,486.2
Other postretirement plans
Insurance Contracts	$3.2			$3.2
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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2022.

	U.S. Plans				International Plans
As of December 31, 2022	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$544.6	$543.2	$1.4	$—	$—	$—	$—	$—
Commingled Funds	383.2		383.2
Debt Securities
U.S. Govt. Securities	291.7	291.7
Other Fixed Income	293.8		293.8		2.8		2.8
Insurance Contracts					100.3			100.3
Commingled Funds	185.5		185.5		126.5		126.5
Real Estate
Real Estate Investment Trusts	87.1	87.1
Other
Derivatives(i)	95.0	(4.7)	99.7
Commingled Funds					15.0		15.0
Pooled Funds	92.1		92.1		25.3		25.3
Cumulative futures contracts variation margin received from brokers	5.3	5.3
Cash	0.8	0.8			20.5	20.5
Receivables	9.3	9.3			120.9	120.9
Payables	(42.5)	(42.5)			(0.2)	(0.2)
Total plan assets in fair value hierarchy	$1,945.9	$890.2	$1,055.7	$—	$411.1	$141.2	$169.6	$100.3
Plan assets measured using NAV as a practical expedient(ii):
Commingled Funds
Debt	$65.0				$788.8
Other	147.4				244.4
Private Real Estate	238.9
Private Equity	42.9
Total pension plan assets	$2,440.1				$1,444.3
Other postretirement plans
Insurance Contracts	$5.2			$5.2
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

The following tables set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2023 and 2022.

	January 1, 2023	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2023	December 31, 2023
U.S. plans
Other postretirement plans
Insurance Contracts	$5.2	$(2.8)	$0.8	$—	$—	$3.2
International pension plans
Insurance Contracts	$100.3	$—	$375.6	$(13.8)	$48.5	$510.6

	January 1, 2022	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2022	December 31, 2022
U.S. plans
Other postretirement plans
Insurance Contracts	$5.6	$(0.7)	$0.3	$—	$—	$5.2
International pension plans
Insurance Contracts	$110.2	$—	$5.2	$(10.0)	$(5.1)	$100.3
The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2023				2022
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$102.3	$—	Daily, Monthly	15-45 days	$65.0	$—	Monthly	45 days
Other	96.8	—	Monthly, Quarterly	5-90 days	147.4	—	Monthly, Quarterly	5-90 days
Private Real Estate(i)	188.9	—	Quarterly	60-90 days	238.9	—	Quarterly	60-90 days
Private Equity(ii)	47.7	23.3			42.9	28.4
Total	$435.7	$23.3			$494.2	$28.4
International pension plans
Commingled Funds
Debt	$191.4	$42.1	Never		$788.8	$73.7	Weekly, Monthly, Quarterly	Up to 120 days
Other	348.1	—	Bimonthly	10 days	244.4	—	Bimonthly	10 days
Total	$539.5	$42.1			$1,033.2	$73.7
(i) Includes investments in private real estate funds. The funds invest in U.S. real estate and allow redemptions quarterly, though queues, restrictions and gates may extend the period. A redemption has been requested from three funds, which have a redemption queue with estimates of full receipt of three to five years.

(ii) Includes investments in limited partnerships, which invest primarily in secondary markets and private credit. The investments can never be redeemed.
Note 18 — Litigation and contingencies
The company is involved in a wide range of lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. Further, given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the company and its clients have been and will continue to be subject to actions or proceedings in various jurisdictions. These matters can involve a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters.
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
The company intends to defend itself vigorously with respect to any legal matters. Based on its experience, the company also believes that the damage amounts claimed against it in the matters disclosed below are not a meaningful indicator of the company’s potential liability.
Legal proceedings are inherently unpredictable and unfavorable resolutions have and could occur. Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the company’s consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. Accordingly, it is possible that an adverse outcome from such matters could be material to the company’s financial condition, results of operations and cash flows in any particular reporting period.
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2023, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2023, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $119 million.
From time to time, the company is involved in legal proceedings with its clients concerning products and services that the company has provided. On January 31, 2024, in response to a claim brought by a former client for approximately $28 million including interest, a court in The Hague, Netherlands issued a judgment against Unisys Netherlands, N.V. in the amount of approximately $8 million including interests and compensation for legal fees. The parties have until April 30, 2024 to appeal the judgment. The company believes it has an adequate provision for this matter.
On November 11, 2022, a purported stockholder of the company filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against the company and certain of its current officers, alleging violations of the Securities Exchange Act of 1934, as amended (the Exchange Act). The plaintiff seeks an award of compensatory damages, among other relief, and costs and attorneys’ and experts’ fees. On August 21, 2023, the class action complaint was amended to assert violations of the Exchange Act, based on allegedly false or misleading statements related to the efficacy of the company’s disclosure controls and procedures, and internal control over financial reporting in certain of the company’s 2021 and 2022 filings with the SEC. On October 20, 2023, the company filed a motion to dismiss the amended complaint for plaintiff’s failure to state a claim on which relief may be granted. On February 1, 2024, the Court entered an order dismissing plaintiff’s amended complaint, permitting the plaintiff to file a second amended complaint on or before March 1, 2024, if the deficiencies found in the amended complaint by the court can be cured.
As previously disclosed, the company received voluntary requests for information and documents from the SEC relating to the company’s policies, procedures and disclosures in connection with cybersecurity incidents. The company is cooperating with the SEC’s investigation of certain of the company’s cybersecurity risk disclosures and cybersecurity-related internal controls, including with respect to the material weaknesses that the company identified and disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2022. The company is in discussions with the SEC staff regarding a potential non-scienter-based settlement of the alleged issues arising from the investigation but there can be no assurance that the company will be able to resolve the matter on terms acceptable to the company and the SEC. The company believes it has an adequate provision for this matter.
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
Environmental Matters
As of December 31, 2023, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $28 million, of which $13 million is reported in other accrued liabilities and $15 million in other long-term liabilities on the company’s consolidated balance sheet. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of December 31, 2023, the company expects to recover approximately $32 million, which is included in other long-term assets on the company’s consolidated balance sheet.
As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Note 19 — Stockholders’ equity
The company has 150 million authorized shares of common stock, par value $.01 per share, and 40 million shares of authorized preferred stock, par value $1 per share, issuable in series.
At December 31, 2023, 11.5 million shares of unissued common stock of the company were reserved for future issuance.
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2020	$(3,939.5)	$(826.6)	$(3,112.9)
Other comprehensive income (loss) before reclassifications	58.6	(43.6)	102.2
Amounts reclassified from accumulated other comprehensive loss	616.8	4.0	612.8
Current period other comprehensive income (loss)	675.4	(39.6)	715.0
Balance at December 31, 2021	(3,264.1)	(866.2)	(2,397.9)
Other comprehensive income (loss) before reclassifications	38.0	(114.1)	152.1
Amounts reclassified from accumulated other comprehensive loss	150.1	2.9	147.2
Current period other comprehensive income (loss)	188.1	(111.2)	299.3
Balance at December 31, 2022	(3,076.0)	(977.4)	(2,098.6)
Other comprehensive (loss) income before reclassifications	(142.8)	68.3	(211.1)
Amounts reclassified from accumulated other comprehensive loss	418.5	(3.7)	422.2
Current period other comprehensive income	275.7	64.6	211.1
Balance at December 31, 2023	$(2,800.3)	$(912.8)	$(1,887.5)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Year ended December 31,	2023	2022	2021
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(3.7)	$2.9	$4.0
Postretirement plans(ii):
Amortization of prior service credit	(5.4)	(5.8)	(6.2)
Amortization of actuarial losses	80.5	159.0	178.9
Settlement losses	348.9	—	499.4
Total before tax	420.3	156.1	676.1
Income tax	(1.8)	(6.0)	(59.3)
Total reclassifications for the period	$418.5	$150.1	$616.8
(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii) Included in net periodic postretirement cost (see Note 17, “Employee plans”).
The following table summarizes the changes in shares of common stock and treasury stock:

	Common Stock	Treasury Stock
Balance at December 31, 2020	66.8	3.8
Debt exchange	4.6	1.2
Stock-based compensation	1.1	0.3
Balance at December 31, 2021	72.5	5.3
Stock-based compensation	0.8	0.2
Balance at December 31, 2022	73.3	5.5
Stock-based compensation	0.7	0.1
Balance at December 31, 2023	74.0	5.6
Note 20 — Segment information
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides modern and traditional workplace solutions;
•Cloud, Applications & Infrastructure Solutions (CA&I), which provides digital platform, applications and infrastructure solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, continuous high-intensity computing and enable digital services through software-defined operating environments.
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
No single customer accounts for more than 10% of revenue.

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
2023
Customer revenue	$1,725.1	$546.1	$531.0	$648.0
Intersegment	—	—	—	—
Total revenue	$1,725.1	$546.1	$531.0	$648.0
Gross profit	$554.7	$76.2	$81.9	$396.6
Depreciation and amortization	$121.8	$29.2	$29.8	$62.8
Total assets	$1,196.6	$379.2	$249.6	$567.8
Capital expenditures	$65.9	$3.9	$7.1	$54.9
2022
Customer revenue	$1,699.9	$509.9	$520.3	$669.7
Intersegment	—	—	—	—
Total revenue	$1,699.9	$509.9	$520.3	$669.7
Gross profit	$550.8	$71.5	$47.3	$432.0
Depreciation and amortization	$159.2	$38.9	$42.3	$78.0
Total assets	$1,190.6	$346.5	$268.3	$575.8
Capital expenditures	$68.4	$6.3	$6.5	$55.6
2021
Customer revenue	$1,745.8	$574.5	$485.6	$685.7
Intersegment	1.4	—	—	1.4
Total revenue	$1,747.2	$574.5	$485.6	$687.1
Gross profit	$562.3	$79.3	$47.2	$435.8
Depreciation and amortization	$129.1	$18.6	$55.0	$55.5
Total assets	$1,237.2	$353.5	$289.6	$594.1
Capital expenditures	$78.9	$13.5	$13.2	$52.2
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

Year ended December 31,	2023	2022	2021
Total segment revenue	$1,725.1	$1,699.9	$1,747.2
Other revenue	290.3	280.0	308.6
Elimination of intercompany revenue	—	—	(1.4)
Total consolidated revenue	$2,015.4	$1,979.9	$2,054.4
Presented below is a reconciliation of total segment gross profit to total consolidated loss before income taxes:

Year ended December 31,	2023	2022	2021
Total segment gross profit	$554.7	$550.8	$562.3
Other gross profit (loss)	(3.4)	(21.2)	9.7
Total gross profit	551.3	529.6	572.0
Selling, general and administrative expense	(450.3)	(453.2)	(389.5)
Research and development expense	(24.1)	(24.2)	(28.5)
Interest expense	(30.8)	(32.4)	(35.4)
Other (expense), net	(393.9)	(82.4)	(580.3)
Total loss before income taxes	$(347.8)	$(62.6)	$(461.7)
Other revenue and other gross profit (loss) are comprised of an aggregation of a number of immaterial business activities and cost reduction charges. These businesses principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.

Presented below is a reconciliation of total business segment assets to consolidated assets:

As of December 31,	2023	2022	2021
Total segment assets	$1,196.6	$1,190.6	$1,237.2
Other assets	82.1	96.8	206.9
Cash and cash equivalents	387.7	391.8	552.9
Deferred income taxes	114.0	118.6	125.3
Operating lease right-of-use assets	35.4	42.5	62.7
Prepaid postretirement assets	38.0	119.5	159.7
Other corporate assets	111.6	105.8	74.8
Total assets	$1,965.4	$2,065.6	$2,419.5
Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2023	2022	2021
Revenue
United States	$889.0	$854.9	$856.2
United Kingdom	289.3	228.0	284.9
Other foreign(i)	837.1	897.0	913.3
Total Revenue	$2,015.4	$1,979.9	$2,054.4
Properties, net
United States	$45.9	$52.5	$62.5
Other foreign(i)	18.4	23.4	24.0
Total Properties, net	$64.3	$75.9	$86.5
Outsourcing assets, net
United States	$19.5	$36.0	$66.2
Australia	7.8	9.5	16.7
United Kingdom	2.0	17.9	36.3
Other foreign(i)	2.3	3.0	5.4
Total Outsourcing assets, net	$31.6	$66.4	$124.6
(i) No other individual country’s revenue, properties, net and outsourcing assets, net exceeded 10% for the years ended December 31, 2023, 2022 and 2021.
Note 21 — Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At December 31, 2023, the company had approximately $0.9 billion of remaining performance obligations of which approximately 33% is estimated to be recognized as revenue by the end of 2024, 25% by the end of 2025, 18% by the end of 2026, 15% by the end of 2027 and 9% thereafter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2023, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 38.
Changes in Internal Control over Financial Reporting
As previously reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, management identified the following material weaknesses in the company’s disclosure controls and procedures and in the company’s internal control over financial reporting:
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
Throughout fiscal year 2023, management implemented the following measures, which resulted in the remediation of the material weaknesses:
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
•The company provided training and policies (including any policy revisions) to executives regarding escalation of significant matters related to SEC reporting requirements.
•Procedures were implemented to address the proper handling of information so that the Security and Risk Committee and Audit and Finance Committee are properly informed.
•Management has revised its Speak Up Policy to make all associates aware that they have direct access to, and may approach, company executives and the Board of Directors, and that they have access to the company’s whistleblower hotline.

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the Proxy Statement):
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Consolidated Financial Statements
Unisys Corporation’s consolidated financial statements are filed as a part of this Annual Report on Form 10-K in Item 8, “Financial Statements and Supplementary Data,” and a list of Unisys Corporation’s consolidated financial statements are found on page 37 on this report.
(a)2. Financial Statement Schedules
Schedule II, Valuation and Qualifying Accounts, is found on page 92 on this Annual Report on Form 10-K; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
(a)3. Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2010)

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2011)

3.3
Certificate of Amendment of the Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2017)

3.4
Unisys Corporation Amended and Restated By-Laws of Unisys Corporation, as amended through December 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 14, 2022)

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

10.1*	Form of Indemnification Agreement between Unisys Corporation and each of its Directors (incorporated by reference to Exhibit B to the Company’s Proxy Statement, dated March 22, 1988, for its 1988 Annual Meeting of Stockholders)

10.2*
Unisys Corporation Director Stock Unit Plan, as amended and restated effective September 22, 2000 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000)

10.3*
Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.4*
2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except as otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.5*
Unisys Corporation 2019 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2019, for its 2019 Annual Meeting of Stockholders)

10.6*
Unisys Corporation 2023 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to the Appendix to the Company’s Proxy Statement, dated March 24, 2023, for its 2023 Annual Meeting of Stockholders)

10.7*	Form of TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.8*	Form of TSR-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)
10.9*	Form of TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.10*	Form of Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.11*	Form of Profit-Based Cash Award Agreement (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.12*
Form of Performance Growth TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.13*
Form of Performance Growth Time-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021)

10.14*
Form of TSR-Based Cash Award Agreement dated as of February 25, 2022 between the Company and Peter Altabef (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.15*
Form of TSR-Based Restricted Stock Unit Agreement dated as of February 25, 2022 between the Company and Peter Altabef (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.16*
Form of Time-Based Restricted Stock Unit Agreement dated as of February 25, 2022 between the Company and Peter Altabef (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.17*	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.18*
Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.19*
Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.20*
Form of letter agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.21*
Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.22*
Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.23*
Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.24*
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.25*	Amendment 2017-1 to the Unisys Corporation Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.26*
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.27*
Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.28*
Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.29*
Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.30*	Transition Agreement dated December 12, 2023, between Unisys Corporation and Katherine Ebrahimi

10.31
Security Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.32
Collateral Trust Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.33
Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.34
Amended and Restated Security Agreement dated as of October 29, 2020 by Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, and Unisys NPL, Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.35
Amendment No.1 dated as of June 2, 2023 to Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023)

10.36
ABL Intercreditor Agreement dated as of October 29, 2020 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP (PCAOB ID 248)

23.2	Consent of PricewaterhouseCoopers LLP (PCAOB ID 238)

24	Power of Attorney

31.1	Certification of Peter A. Altabef, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Peter A. Altabef, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2
Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

97	Executive Clawback Policy for Recoupment of Erroneously Awarded Compensation

101
The following financial information from Unisys Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Denotes compensatory plans or arrangements or management contracts.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNISYS CORPORATION

	By:	/s/ Peter A. Altabef
Peter A. Altabef
Chair and Chief Executive Officer
Date: February 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2024.

	/s/ Peter A. Altabef	*John Kritzmacher
	Peter A. Altabef	John Kritzmacher
	Chair and Chief Executive Officer	Director
(principal executive officer)

	/s/ Debra McCann	*Paul E. Martin
	Debra McCann	Paul E. Martin
	Executive Vice President and Chief Financial Officer	Director
(principal financial officer)

	/s/ David Brown	*Regina M. Paolillo
	David Brown	Regina M. Paolillo
	Vice President, Chief Accounting Officer and Corporate Controller	Director
(principal accounting officer)

	*Nathaniel A. Davis	*Troy K. Richardson
	Nathaniel A. Davis	Troy K. Richardson
	Director	Director

	*Matthew J. Desch	*Lee D. Roberts
	Matthew J. Desch	Lee D. Roberts
	Director	Director

	*Philippe Germond	*Roxanne Taylor
	Philippe Germond	Roxanne Taylor
	Director	Director

*Deborah Lee James
Deborah Lee James
Director

*By:	/s/ Peter A. Altabef
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for credit losses (deducted from accounts receivable):
Year Ended December 31, 2021	$9.2	$(0.6)	$(0.6)	$8.0
Year Ended December 31, 2022	$8.0	$0.3	$0.8	$9.1
Year Ended December 31, 2023	$9.1	$(0.2)	$0.6	$9.5
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.