Form 10-Q
period 2024-06-30
UNISYS CORP
filed 2024-08-06
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of June 30, 2024: 69,335,500

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Services	$416.1	$417.0	$832.9	$820.9
Technology	62.1	59.8	133.1	172.3
	478.2	476.8	966.0	993.2
Costs and expenses
Cost of revenue
Services	312.1	323.5	627.0	639.6
Technology	36.2	37.5	73.1	78.8
	348.3	361.0	700.1	718.4
Selling, general and administrative	101.4	110.3	213.6	213.2
Research and development	4.9	5.4	11.0	11.6
	454.6	476.7	924.7	943.2
Operating income	23.6	0.1	41.3	50.0
Interest expense	7.9	7.5	15.8	15.1
Other (expense), net	(9.4)	(16.7)	(151.5)	(213.6)
Earnings (loss) before income taxes	6.3	(24.1)	(126.0)	(178.7)
Provision for income taxes	18.8	15.4	35.8	35.3
Consolidated net loss	(12.5)	(39.5)	(161.8)	(214.0)
Net (loss) income attributable to noncontrolling interests	(0.5)	0.5	(0.3)	1.4
Net loss attributable to Unisys Corporation	$(12.0)	$(40.0)	$(161.5)	$(215.4)
Loss per share attributable to Unisys Corporation
Basic	$(0.17)	$(0.59)	$(2.34)	$(3.16)
Diluted	$(0.17)	$(0.59)	$(2.34)	$(3.16)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated net loss	$(12.5)	$(39.5)	$(161.8)	$(214.0)
Other comprehensive income (loss)
Foreign currency translation	(19.9)	32.5	(35.3)	56.9
Postretirement adjustments, net of tax of $1.1 and $3.9 in 2024 and $(4.4) and $(7.4) in 2023	12.1	(1.8)	166.0	176.5
Total other comprehensive (loss) income	(7.8)	30.7	130.7	233.4
Comprehensive (loss) income	(20.3)	(8.8)	(31.1)	19.4
Less comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.6	0.1	1.4
Comprehensive (loss) income attributable to Unisys Corporation	$(20.0)	$(9.4)	$(31.2)	$18.0
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$344.9	$387.7
Accounts receivable, net	432.6	454.5
Contract assets	17.4	11.7
Inventories	16.5	15.3
Prepaid expenses and other current assets	96.5	101.8
Total current assets	907.9	971.0
Properties	395.1	396.4
Less-accumulated depreciation and amortization	334.9	332.1
Properties, net	60.2	64.3
Outsourcing assets, net	26.1	31.6
Marketable software, net	169.6	166.2
Operating lease right-of-use assets	38.3	35.4
Prepaid postretirement assets	41.6	38.0
Deferred income taxes	108.9	114.0
Goodwill	287.2	287.4
Intangible assets, net	38.1	42.7
Restricted cash	7.8	9.0
Assets held-for-sale	4.9	4.9
Other long-term assets	177.2	200.9
Total assets	$1,867.8	$1,965.4
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$7.2	$13.0
Accounts payable	150.2	130.9
Deferred revenue	190.4	198.6
Other accrued liabilities	244.4	308.4
Total current liabilities	592.2	650.9
Long-term debt	489.2	491.2
Long-term postretirement liabilities	772.3	787.7
Long-term deferred revenue	103.7	104.4
Long-term operating lease liabilities	29.7	25.6
Other long-term liabilities	41.3	44.0
Commitments and contingencies (see Note 14)
Deficit:
Common stock, shares issued: 2024; 75.3, 2023; 74.0	0.8	0.7
Accumulated deficit	(2,107.2)	(1,945.7)
Treasury stock, shares at cost: 2024; 6.0, 2023; 5.6	(158.2)	(156.4)
Paid-in capital	4,760.5	4,749.9
Accumulated other comprehensive loss	(2,670.0)	(2,800.3)
Total Unisys Corporation stockholders' deficit	(174.1)	(151.8)
Noncontrolling interests	13.5	13.4
Total deficit	(160.6)	(138.4)
Total liabilities and deficit	$1,867.8	$1,965.4

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Consolidated net loss	$(161.8)	$(214.0)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency losses (gains)	12.6	(0.5)
Non-cash interest expense	0.6	0.6
Employee stock compensation	11.4	8.9
Depreciation and amortization of properties	12.1	13.7
Depreciation and amortization of outsourcing assets	12.6	25.1
Amortization of marketable software	24.2	24.5
Amortization of intangible assets	4.6	4.9
Other non-cash operating activities	(1.0)	0.4
Loss on disposal of capital assets	—	0.1
Pension and postretirement contributions	(12.4)	(31.1)
Pension and postretirement expense	159.0	203.8
Deferred income taxes, net	0.1	9.3
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	31.9	71.0
Inventories	(1.7)	(5.7)
Other assets	(13.4)	(16.1)
Accounts payable and current liabilities	(59.4)	(37.6)
Other liabilities	7.1	(2.0)
Net cash provided by operating activities	26.5	55.3
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	1,519.2	1,485.4
Purchases of foreign exchange forward contracts	(1,524.8)	(1,470.4)
Investment in marketable software	(25.7)	(21.3)
Capital additions of properties	(7.3)	(11.9)
Capital additions of outsourcing assets	(8.1)	(4.9)
Other	(0.1)	(0.4)
Net cash used for investing activities	(46.8)	(23.5)
Cash flows from financing activities
Payments of long-term debt	(10.1)	(10.6)
Other	(1.8)	(0.4)
Net cash used for financing activities	(11.9)	(11.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11.8)	8.7
(Decrease) increase in cash, cash equivalents and restricted cash	(44.0)	29.5
Cash, cash equivalents and restricted cash, beginning of period	396.7	402.7
Cash, cash equivalents and restricted cash, end of period	$352.7	$432.2
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
Consolidated net (loss) income	(149.3)	(149.5)		(149.5)				0.2
Stock-based activity	4.4	4.4	0.1		(1.6)	5.9
Translation adjustments	(15.4)	(14.7)					(14.7)	(0.7)
Postretirement plans	153.9	153.0					153.0	0.9
Balance at March 31, 2024	$(144.8)	$(158.6)	$0.8	$(2,095.2)	$(158.0)	$4,755.8	$(2,662.0)	$13.8
Consolidated net loss	(12.5)	(12.0)		(12.0)				(0.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	(19.9)	(20.0)					(20.0)	0.1
Postretirement plans	12.1	12.0					12.0	0.1
Balance at June 30, 2024	$(160.6)	$(174.1)	$0.8	$(2,107.2)	$(158.2)	$4,760.5	$(2,670.0)	$13.5

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(174.5)	(175.4)		(175.4)				0.9
Stock-based activity	4.0	4.0			(0.3)	4.3
Translation adjustments	24.4	23.3					23.3	1.1
Postretirement plans	178.3	179.5					179.5	(1.2)
Balance at March 31, 2023	$54.0	$16.7	$0.7	$(1,690.4)	$(156.3)	$4,735.9	$(2,873.2)	$37.3
Consolidated net (loss) income	(39.5)	(40.0)		(40.0)				0.5
Stock-based activity	4.1	4.1			(0.1)	4.2
Translation adjustments	32.5	30.8					30.8	1.7
Postretirement plans	(1.8)	(0.2)					(0.2)	(1.6)
Balance at June 30, 2023	$49.3	$11.4	$0.7	$(1,730.4)	$(156.4)	$4,740.1	$(2,842.6)	$37.9

See notes to consolidated financial statements

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share amounts)
Note 1 - Basis of Presentation
The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the company for the interim periods presented. These adjustments consist only of normal recurring accruals except as disclosed herein. Because of seasonal and other factors, results for interim periods are not necessarily indicative of the results to be expected for the full year.
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
During the three months ended June 30, 2024, the company recognized net cost-reduction charges and other costs of $0.6 million. The net credit related to workforce reductions was $0.7 million, principally related to severance costs, and was comprised of: (a) a credit of $1.0 million for changes in estimates and (b) a charge of $0.3 million. The company recorded charges of $1.3 million comprised of $1.2 million for net foreign currency losses related to exiting foreign countries and $0.1 million for other expenses related to cost reduction efforts.
During the three months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $3.5 million. The net charges related to workforce reductions were $2.1 million, principally related to severance costs, and were comprised of: (a) a charge of $3.9 million and (b) a credit of $1.8 million for changes in estimates. In addition, the company recorded charges of $1.4 million comprised of $1.3 million for professional fees and other expenses related to cost-reduction efforts and $0.1 million for net foreign currency losses related to exiting foreign countries.
During the six months ended June 30, 2024, the company recognized net cost-reduction charges and other costs of $6.9 million. The net charges related to workforce reductions were $5.9 million, principally related to severance costs, and were comprised of: (a) a charge of $9.7 million and (b) a credit of $3.8 million for changes in estimates. The company recorded a net charge of $1.0 million comprised of a charge of $1.7 million for net foreign currency losses related to exiting foreign countries and a net credit of $0.7 million for changes in estimates related to other cost-reduction efforts.
During the six months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $0.7 million. The net charges related to workforce reductions were $2.8 million, principally related to severance costs, and were comprised of: (a) a charge of $6.5 million and (b) a credit of $3.7 million for changes in estimates. In addition, the company recorded a net credit of $2.1 million comprised of a credit of $3.4 million for net foreign currency gains related to exiting foreign countries and a charge of $1.3 million for professional fees and other expenses related to cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$0.4	$2.8	$1.4	$3.4
Selling, general and administrative	(1.1)	0.5	2.7	0.5
Research and development	0.1	0.1	1.1	0.2
Other (expense), net	1.2	0.1	1.7	(3.4)
Total	$0.6	$3.5	$6.9	$0.7
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2023	$9.4	$2.5	$6.9
Additional provisions	9.7	3.1	6.6
Payments	(4.4)	(0.9)	(3.5)
Changes in estimates	(3.8)	(0.1)	(3.7)
Translation adjustments	(0.1)	—	(0.1)
Balance at June 30, 2024	$10.8	$4.6	$6.2
Expected future utilization on balance at June 30, 2024:
Short-term	$10.8	$4.6	$6.2

Note 4 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.3	$—	$0.3	$0.3	$—	$0.3
Interest cost	45.0	28.3	16.7	53.7	35.5	18.2
Expected return on plan assets	(52.0)	(30.2)	(21.8)	(62.0)	(40.7)	(21.3)
Amortization of prior service benefit	(1.1)	(0.6)	(0.5)	(1.2)	(0.6)	(0.6)
Recognized net actuarial loss	20.4	15.2	5.2	20.1	17.9	2.2
Net periodic pension expense (income)	$12.6	$12.7	$(0.1)	$10.9	$12.1	$(1.2)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.6	$—	$0.6	$0.6	$—	$0.6
Interest cost	92.9	59.3	33.6	112.2	76.3	35.9
Expected return on plan assets	(108.2)	(64.6)	(43.6)	(131.4)	(89.3)	(42.1)
Amortization of prior service benefit	(2.3)	(1.2)	(1.1)	(2.4)	(1.2)	(1.2)
Recognized net actuarial loss	44.0	33.6	10.4	42.2	37.8	4.4
Settlement losses (ii) (iii)	132.3	132.3	—	183.2	183.2	—
Net periodic pension expense (income)	$159.3	$159.4	$(0.1)	$204.4	$206.8	$(2.4)

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

(ii) In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $195 million to transfer projected benefit obligations related to approximately 3,800 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $132.3 million for the six months ended June 30, 2024.

(iii) In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $183.2 million for the six months ended June 30, 2023.

In 2024, the company expects to make cash contributions of approximately $20 million primarily for its international defined benefit pension plans. In 2023, the company made cash contributions of $42.4 million to its worldwide defined benefit pension plans. During the six months ended June 30, 2024 and 2023, the company made cash contributions of $10.3 million and $28.4 million, respectively.
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

Net periodic postretirement benefit income is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost(i)	$—	$0.1	$0.1	$0.1
Interest cost	0.6	0.7	1.2	1.5
Expected return on assets	(0.1)	(0.1)	(0.1)	(0.2)
Recognized net actuarial gain	(0.7)	(0.7)	(1.5)	(1.4)
Amortization of prior service benefit	—	(0.3)	—	(0.6)
Net periodic postretirement benefit income	$(0.2)	$(0.3)	$(0.3)	$(0.6)

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $4.0 million to its postretirement benefit plan in 2024. In 2023, the company made cash contributions of $5.6 million to its postretirement benefit plan. For the six months ended June 30, 2024 and 2023, the company made cash contributions of $2.1 million and $2.7 million, respectively.
Note 5 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of June 30, 2024, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2024 and 2023, the company recorded $11.4 million and $8.9 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the six months ended June 30, 2024 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	4,758	$9.27
Granted	2,794	6.53
Vested	(1,275)	10.00
Forfeited and expired	(163)	7.61
Outstanding at June 30, 2024	6,114	6.89

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the six months ended June 30, 2024 and 2023 was $19.3 million and $16.7 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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
As of June 30, 2024, there was $24.8 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the six months ended June 30, 2024 and 2023 was $12.8 million and $7.2 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 6 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Postretirement expense(i)	$(12.1)	$(10.2)	$(158.3)	$(203.1)
Foreign exchange (losses) gains(ii)	2.3	(3.2)	(12.6)	0.5
Other, net(iii)	0.4	(3.3)	19.4	(11.0)
Total other (expense), net	$(9.4)	$(16.7)	$(151.5)	$(213.6)
(i) Includes $132.3 million and $183.2 million of U.S pension settlement losses in the six months ended June 30, 2024 and 2023, respectively. See Note 4.
(ii) Includes net foreign exchange losses of $1.2 million and $0.1 million, respectively, in the three months ended June 30, 2024 and 2023, related to substantial completion of liquidation of foreign subsidiaries. Includes net foreign currency losses of $1.7 million and net foreign currency gains of $3.4 million, respectively, in the six months ended June 30, 2024 and 2023, related to substantial completion of liquidation of foreign subsidiaries.
(iii) Other, net in the six months ended June 30, 2024 includes a net gain of approximately $14.9 million related to a favorable judgment received in a Brazilian services tax matter. Additionally, other, net includes environmental costs related to previously disposed businesses.
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

The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of June 30, 2024, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Note 8 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(12.0)	$(40.0)	$(161.5)	$(215.4)
Weighted average shares	69,275	68,289	68,990	68,116
Basic loss per common share	$(0.17)	$(0.59)	$(2.34)	$(3.16)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(12.0)	$(40.0)	$(161.5)	$(215.4)
Weighted average shares	69,275	68,289	68,990	68,116
Plus incremental shares from assumed vesting of employee stock plans	—	—	—	—
Adjusted weighted average shares	69,275	68,289	68,990	68,116
Diluted loss per common share	$(0.17)	$(0.59)	$(2.34)	$(3.16)

Anti-dilutive restricted stock units(i)	1,636	901	1,952	646

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
Net contract assets (liabilities) are as follows:

	June 30, 2024	December 31, 2023
Contract assets - current	$17.4	$11.7
Contract assets - long-term(i)	7.0	8.6
Deferred revenue - current	(190.4)	(198.6)
Deferred revenue - long-term	(103.7)	(104.4)

(i) Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized that was included in deferred revenue at the beginning of the period	$58.9	$53.5	$137.8	$118.6
Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions, which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses, other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At June 30, 2024 and December 31, 2023, the company had $1.7 million and $3.7 million, respectively, of deferred commissions.
Amortization expense related to deferred commissions was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Deferred commissions - amortization expense(i)	$0.1	$0.4	$0.2	$0.8

(i) Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at June 30, 2024 and December 31, 2023, was $13.1 million and $19.2 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Costs to fulfill a contract - amortization expense	$1.4	$1.4	$2.7	$3.6
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.

Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2024 and December 31, 2023, the notional amount of these contracts was $509.4 million and $488.4 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	June 30, 2024	December 31, 2023
Balance Sheet Location
Prepaid expenses and other current assets	$1.3	$9.0
Other accrued liabilities	3.8	0.1
Total fair value	$(2.5)	$8.9
The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statement of Income Location
Other (expense), net	$(5.3)	$5.0	$(17.0)	$10.2
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$481.0	$428.4	$480.4	$437.5
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2023	$287.4	$140.8	$38.0	$98.3	$10.3
Translation adjustments	(0.2)	(0.2)	—	—	—
Balance at June 30, 2024	$287.2	$140.6	$38.0	$98.3	$10.3
At June 30, 2024, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
The company reviews goodwill for impairment annually, as well as whenever there are events or changes in circumstances (triggering events), which indicate that the carrying amount may not be recoverable. Based on the annual impairment analysis performed during the fourth quarter of 2023, the reporting units that were closest to impairment were the Cloud, Applications & Infrastructure Solutions (CA&I) and Digital Workplace Solutions (DWS) reporting units with fair value in excess of book value, including goodwill, of 10% and 16%, respectively. All other reporting units had a fair value substantially in excess of book value.
The company continuously monitors its revenue, gross profit and operating profit growth and evaluates other relevant events and circumstances including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the company’s market capitalization, and general industry, market and macro-economic conditions, that could unfavorably impact the recoverability of the goodwill carrying value. As of June 30, 2024, the company believes that there are no indicators of goodwill impairment as no triggering events were identified during the three and six months ended June 30, 2024. It is possible that future changes in such circumstances or in the inputs and assumptions used in estimating the fair value of the reporting units could require the company to record a non-cash impairment charge.
Intangible Assets, Net
Intangible assets, net at June 30, 2024, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$9.6	$0.4
Customer relationships (ii)	54.2	17.0	37.2
Marketing (ii)	1.3	0.8	0.5
Total	$65.5	$27.4	$38.1
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended June 30, 2024 and 2023, amortization expense was $2.2 million and $2.4 million, respectively. For the six months ended June 30, 2024 and 2023, amortization expense was $4.6 million and $4.9 million, respectively.
The future amortization relating to acquired intangible assets at June 30, 2024, was estimated as follows:

Future Amortization Expense
Remainder of 2024	$2.6
2025	4.3
2026	4.0
2027	4.0
2028	4.0
Thereafter	19.2
Total	$38.1

Note 13 - Debt
Long-term debt is comprised of the following:

	June 30, 2024	December 31, 2023
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $4.0 and $4.6 million at June 30, 2024 and at December 31, 2023, respectively)(i)	$481.0	$480.4
Finance leases	1.9	0.3
Other debt	13.5	23.5
Total	496.4	504.2
Less – current maturities	7.2	13.0
Total long-term debt	$489.2	$491.2

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
The 2027 Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the company and its subsidiary guarantors and senior in right of payment to any future subordinated debt of the company and its subsidiary guarantors. The 2027 Notes and the related guarantees are structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the subsidiaries of the company that are not subsidiary guarantors. The 2027 Notes and the guarantees are secured by liens on substantially all assets of the company and the subsidiary guarantors, other than certain excluded assets (the collateral). The liens securing the 2027 Notes on certain ABL collateral are subordinated to the liens on Asset Based Lending (ABL) collateral in favor of the ABL secured parties and, in the future, the liens securing the 2027 Notes may be subordinated to liens on the collateral securing certain permitted first lien debt, subject to certain limitations and permitted liens.
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

Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest coupon	$8.4	$8.4	$16.7	$16.7
Amortization of issuance costs	0.3	0.3	0.6	0.6
Total	$8.7	$8.7	$17.3	$17.3
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain specified conditions. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2024, the company had no borrowings and $7.0 million of letters of credit outstanding. Availability under the facility was $58.5 million net of letters of credit issued.
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
At June 30, 2024, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2024, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2024, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $92 million.
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
Environmental Matters
As of June 30, 2024, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $25 million, of which $12 million is reported in other accrued liabilities and $13 million in other long-term liabilities on the company’s consolidated balance sheet. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of June 30, 2024, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheet. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.

Note 15 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2023	$(2,800.3)	$(912.8)	$(1,887.5)
Other comprehensive (loss) income before reclassifications	(34.8)	(36.4)	1.6
Amounts reclassified from accumulated other comprehensive loss	165.1	1.7	163.4
Current period other comprehensive income (loss)	130.3	(34.7)	165.0
Balance at June 30, 2024	$(2,670.0)	$(947.5)	$(1,722.5)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$1.2	$0.1	$1.7	$(3.4)
Postretirement plans(ii):
Amortization of prior service benefit	(0.9)	(1.3)	(1.9)	(2.6)
Amortization of actuarial losses	19.1	19.3	41.4	40.8
Settlement losses	—	—	125.5	183.2
Total before tax	19.4	18.1	166.7	218.0
Income tax	(0.8)	(0.4)	(1.6)	(0.8)
Total reclassifications for the period	$18.6	$17.7	$165.1	$217.2

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic postretirement cost (see Note 4).
Note 16 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$26.0	$37.0
Interest	$17.9	$18.1
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$344.9	$387.7
Restricted cash	7.8	9.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$352.7	$396.7
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

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended June 30, 2024
Revenue	$403.9	$132.1	$134.3	$137.5
Gross profit	$122.2	$21.4	$23.9	$76.9

Three Months Ended June 30, 2023
Revenue	$402.2	$135.0	$132.6	$134.6
Gross profit	$113.6	$18.4	$22.4	$72.8

	Total Segments	DWS	CA&I	ECS
Six Months Ended June 30, 2024
Revenue	$812.2	$264.4	$263.3	$284.5
Gross profit	$247.6	$40.4	$45.3	$161.9

Six Months Ended June 30, 2023
Revenue	$847.4	$266.0	$258.6	$322.8
Gross profit	$271.1	$34.0	$38.8	$198.3
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment revenue	$403.9	$402.2	$812.2	$847.4
Other revenue	74.3	74.6	153.8	145.8
Total consolidated revenue	$478.2	$476.8	$966.0	$993.2
Presented below is a reconciliation of total segment gross profit to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment gross profit	$122.2	$113.6	$247.6	$271.1
Other gross profit	7.7	2.2	18.3	3.7
Total gross profit	129.9	115.8	265.9	274.8
Selling, general and administrative expense	(101.4)	(110.3)	(213.6)	(213.2)
Research and development expense	(4.9)	(5.4)	(11.0)	(11.6)
Interest expense	(7.9)	(7.5)	(15.8)	(15.1)
Other (expense), net	(9.4)	(16.7)	(151.5)	(213.6)
Total income (loss) before income taxes	$6.3	$(24.1)	$(126.0)	$(178.7)
Other revenue and other gross profit are comprised of an aggregation of a number of immaterial business activities and cost reductions charges. These activities principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs.

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$204.4	$212.2	$416.7	$413.2
United Kingdom	48.3	51.6	115.3	173.5
Other foreign	225.5	213.0	434.0	406.5
Total	$478.2	$476.8	$966.0	$993.2
Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At June 30, 2024, the company had approximately $0.8 billion of remaining performance obligations of which approximately 22% is estimated to be recognized as revenue by the end of 2024, 32% by the end of 2025, 21% by the end of 2026, 16% by the end of 2027 and 9% thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended June 30, 2024, the company reported net loss attributable to Unisys Corporation of $12.0 million, or $0.17 per diluted share, compared with a loss of $40.0 million, or $0.59 per diluted share, for the three months ended June 30, 2023.
For the six months ended June 30, 2024, the company reported net loss attributable to Unisys Corporation of $161.5 million, or $2.34 per diluted share, compared with a loss of $215.4 million, or $3.16 per diluted share, for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses.
In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $195 million to transfer projected benefit obligations related to one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $132.3 million for the six months ended June 30, 2024.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $183.2 million for the six months ended June 30, 2023.
Results of operations
Company results
Three months ended June 30, 2024 compared with the three months ended June 30, 2023
Revenue for the three months ended June 30, 2024 was $478.2 million compared with $476.8 million for the three months ended June 30, 2023, an increase of 0.3% from the prior-year period. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the prior-year period.
Revenue from U.S. operations for the three months ended June 30, 2024 was $204.4 million, compared with $212.2 million for the three months ended June 30, 2023, a decrease of 3.7% from the prior-year period. Revenue from international operations for the three months ended June 30, 2024 was $273.8 million, compared with $264.6 million for the three months ended June 30, 2023, an increase 3.5% from the prior-year period. Foreign currency had a negligible impact on international revenue in the three months ended June 30, 2024 compared with the three months ended June 30, 2023.
During the three months ended June 30, 2024, the company recognized net cost-reduction charges and other costs of $0.6 million. The net credit related to workforce reductions was $0.7 million, principally related to severance costs, and was comprised of: (a) a credit of $1.0 million for changes in estimates and (b) a charge of $0.3 million. The company recorded charges of $1.3 million comprised of $1.2 million for net foreign currency losses related to exiting foreign countries and $0.1 million for other expenses related to cost reduction efforts.
During the three months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $3.5 million. The net charges related to workforce reductions were $2.1 million, principally related to severance costs, and were comprised of: (a) a charge of $3.9 million and (b) a credit of $1.8 million for changes in estimates. In addition, the company recorded charges of $1.4 million comprised of $1.3 million for professional fees and other expenses related to cost-reduction efforts and $0.1 million for net foreign currency losses related to exiting foreign countries.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended June 30,
	2024	2023
Cost of revenue	$0.4	$2.8
Selling, general and administrative	(1.1)	0.5
Research and development	0.1	0.1
Other (expense), net	1.2	0.1
Total	$0.6	$3.5

Gross profit and gross profit margin were $129.9 million and 27.2% in the three months ended June 30, 2024, respectively, compared with $115.8 million and 24.3% for the three months ended June 30, 2023, respectively. The increase was primarily driven by the timing of software license renewals, delivery improvements and an increase in higher-margin solutions from expansion and new scope for existing clients and new logo contracts.
Selling, general and administrative expense in the three months ended June 30, 2024 was $101.4 million (21.2% of revenue) compared with $110.3 million (23.1% of revenue) for the three months ended June 30, 2023. The decrease was primarily driven by lower professional services and lower cost reduction and other expenses.
Research and development expense for the three months ended June 30, 2024 and 2023 was $4.9 million and $5.4 million, respectively.
For the three months ended June 30, 2024, the company reported an operating profit of $23.6 million compared with an operating profit of $0.1 million in the three months ended June 30, 2023. The increase was primarily driven by higher gross profit and lower selling, general and administrative expense as discussed above.
Interest expense for the three months ended June 30, 2024 and 2023 was $7.9 million and $7.5 million, respectively.
Other (expense), net was expense of $9.4 million for the three months ended June 30, 2024 compared with expense of $16.7 million for the three months ended June 30, 2023. See Note 6 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The income before income taxes for the three months ended June 30, 2024 was $6.3 million compared with loss of $24.1 million for the three months ended June 30, 2023.
The provision for income taxes was $18.8 million for the three months ended June 30, 2024 compared with a provision of $15.4 million for the three months ended June 30, 2023. The change in the tax provision is a result of the geographic distribution of income as described below.
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
Net loss attributable to Unisys Corporation for the three months ended June 30, 2024 was $12.0 million, or $0.17 per diluted share, compared with a loss of $40.0 million, or $0.59 per diluted share, for the three months ended June 30, 2023.
Six months ended June 30, 2024 compared with the six months ended June 30, 2023
Revenue for the six months ended June 30, 2024 was $966.0 million compared with $993.2 million for the six months ended June 30, 2023, a decrease of 2.7% from the prior-year period. The decrease was primarily due to the timing of software license renewals. Foreign currency fluctuations had a 1 percentage-point positive impact on revenue in the current period compared with the prior-year period.
Revenue from U.S. operations for the six months ended June 30, 2024 was $416.7 million, compared with $413.2 million for the three months ended June 30, 2023, an increase of 0.8% from the prior-year period. Revenue from international operations for the six months ended June 30, 2024 was $549.3 million, compared with $580.0 million for the six months ended June 30, 2023, a decrease of 5.3% from the prior-year period. Foreign currency had a 1 percentage-point positive impact on international revenue in the six months ended June 30, 2024 compared with the six months ended June 30, 2023.
During the six months ended June 30, 2024, the company recognized net cost-reduction charges and other costs of $6.9 million. The net charges related to workforce reductions were $5.9 million, principally related to severance costs, and were comprised of: (a) a charge of $9.7 million and (b) a credit of $3.8 million for changes in estimates. The company recorded a net charge of $1.0 million comprised of a charge of $1.7 million for net foreign currency losses related to exiting foreign countries and a net credit of $0.7 million for changes in estimates related to other cost-reduction efforts.
During the six months ended June 30, 2023, the company recognized net cost-reduction charges and other costs of $0.7 million. The net charges related to workforce reductions were $2.8 million, principally related to severance costs, and were comprised of: (a) a charge of $6.5 million and (b) a credit of $3.7 million for changes in estimates. In addition, the company recorded a net credit of $2.1 million comprised of a credit of $3.4 million for net foreign currency gains related to exiting foreign countries and a charge of $1.3 million for professional fees and other expenses related to cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Six Months Ended June 30,
	2024	2023
Cost of revenue	$1.4	$3.4
Selling, general and administrative	2.7	0.5
Research and development	1.1	0.2
Other (expense), net	1.7	(3.4)
Total	$6.9	$0.7
Gross profit and gross profit margin were $265.9 million and 27.5% in the six months ended June 30, 2024, respectively, compared with $274.8 million and 27.7% in the six months ended June 30, 2023, respectively. The decrease was primarily due to the timing of software license renewals, partially offset by a benefit from the resolution of a contractual dispute with a former client, delivery modernization and efficiency initiatives.
Selling, general and administrative expense in the six months ended June 30, 2024 was $213.6 million (22.1% of revenue) compared with $213.2 million (21.5% of revenue) in the prior-year period.
Research and development expense for the six months ended June 30, 2024 and 2023 was $11.0 million and $11.6 million, respectively.
For the six months ended June 30, 2024, the company reported an operating profit of $41.3 million compared with an operating profit of $50.0 million for the prior-year period. The decrease was primarily driven by lower gross profit as discussed above.
Interest expense for the six months ended June 30, 2024 was $15.8 million compared with $15.1 million for the six months ended June 30, 2023.
Other (expense), net was expense of $151.5 million for the six months ended June 30, 2024 compared with expense of $213.6 million for the six months ended June 30, 2023. Other (expense), net for the six months ended June 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses. Additionally, other (expense), net for the six months ended June 30, 2024 included a net gain of approximately $14.9 million related to a favorable judgment received in a Brazilian services tax matter. See Note 6 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the six months ended June 30, 2024 was $126.0 million compared with a loss of $178.7 million for the six months ended June 30, 2023.The loss for the six months ended June 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses.
The provision for income taxes was $35.8 million for the six months ended June 30, 2024 compared with a provision of $35.3 million for the six months ended June 30, 2023.
Net loss attributable to Unisys Corporation for the six months ended June 30, 2024 was $161.5 million, or $2.34 per diluted share, compared with a loss of $215.4 million, or $3.16 per diluted share, for the six months ended June 30, 2023. The loss for the six months ended June 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses net of tax.
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
Three months ended June 30, 2024 compared with the three months ended June 30, 2023
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended June 30, 2024
Revenue	$403.9	$132.1	$134.3	$137.5
Gross profit percent	30.3%	16.2%	17.8%	55.9%

Three Months Ended June 30, 2023
Revenue	$402.2	$135.0	$132.6	$134.6
Gross profit percent	28.2%	13.6%	16.9%	54.1%

DWS revenue was $132.1 million for the three months ended June 30, 2024, a decrease of 2.1% compared with the three months ended June 30, 2023. The decrease in revenue was primarily driven by lower discretionary volume with existing clients as compared to the prior-year period. Foreign currency fluctuations had a negligible impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 16.2% in the current period compared with 13.6% in the year-ago period. The increase in gross profit was primarily driven by delivery modernization and efficiency initiatives as well as an increase in higher-margin solutions from expansion and new scope for existing clients and new logo contracts.
CA&I revenue was $134.3 million for the three months ended June 30, 2024, an increase of 1.3% compared with the three months ended June 30, 2023. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 17.8% in the current period compared with 16.9% in the prior-year period. The increase in gross profit was primarily driven by labor cost savings initiatives.
ECS revenue was $137.5 million for the three months ended June 30, 2024, an increase of 2.2% compared with the three months ended June 30, 2023. Foreign currency fluctuations had a negligible impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 55.9% in the current period compared with 54.1% in the prior-year period. The increase in revenue and gross profit was driven by the timing software license renewals and managed services growth.
Six months ended June 30, 2024 compared with the six months ended June 30, 2023
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Six Months Ended June 30, 2024
Revenue	$812.2	$264.4	$263.3	$284.5
Gross profit percent	30.5%	15.3%	17.2%	56.9%

Six Months Ended June 30, 2023
Revenue	$847.4	$266.0	$258.6	$322.8
Gross profit percent	32.0%	12.8%	15.0%	61.4%

DWS revenue was $264.4 million for the six months ended June 30, 2024, a decrease of 0.6% compared with the six months ended June 30, 2023. Foreign currency fluctuations had a 1 percentage-point positive impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 15.3% in the current period compared with 12.8% in the prior-year period. The increase in gross profit was primarily driven by delivery modernization and efficiency initiatives.
CA&I revenue was $263.3 million for the six-months ended June 30, 2024, an increase of 1.8% compared with the six months ended June 30, 2023. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 17.2% in the current period compared with 15.0% in the prior-year period. The increase in gross profit was primarily driven by labor cost savings initiatives.

ECS revenue was $284.5 million for the six months ended June 30, 2024, a decrease of 11.9% compared with the six months ended June 30, 2023. Foreign currency fluctuations had a 2 percentage-point positive impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 56.9% in the current period compared with 61.4% in the prior-year period. The decrease in revenue and gross profit was driven by the timing software license renewals.
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
Cash and cash equivalents at June 30, 2024 were $344.9 million compared to $387.7 million at December 31, 2023.
As of June 30, 2024, $236.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-fifth of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred.
During the six months ended June 30, 2024, cash provided by operations was $26.5 million compared to cash provided of $55.3 million during the six months ended June 30, 2023, primarily due to the timing of collections.
Cash used for investing activities during the six months ended June 30, 2024 was $46.8 million compared to cash usage of $23.5 million during the six months ended June 30, 2023. Net purchases of foreign exchange forward contracts were $5.6 million for the six months ended June 30, 2024 compared with net proceeds of $15.0 million in the prior-year period. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $25.7 million compared with $21.3 million in the prior-year period, capital additions of properties were $7.3 million compared with $11.9 million in the prior-year period and capital additions of outsourcing assets were $8.1 million compared with $4.9 million in the prior-year period.
Cash used for financing activities during the six months ended June 30, 2024 was $11.9 million compared to cash used of $11.0 million during the six months ended June 30, 2023.
In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $195 million to transfer projected benefit obligations related to approximately 3,800 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $132.3 million for the six months ended June 30, 2024. After considering this most recent group annuity contract purchase, the company has successfully reduced its global defined benefit pension obligations since December 2020 by $2.2 billion, including $1.5 billion in the U.S.
The company will continue to evaluate opportunities for additional reduction of its global defined benefit pension obligations in future periods depending on overall market conditions. Due to the company’s significant postretirement plans accumulated other comprehensive losses, future group annuity contract purchases could result in material non-cash settlement losses.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. In 2023, the company made cash contributions of $42.4 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future cash contributions of approximately $20 million in 2024, primarily for its international defined benefit pension plans. For the six months ended June 30, 2024 and 2023, the company made cash contributions of $10.3 million and $28.4 million, respectively. The company estimates that cash contributions to its U.S. qualified defined benefit pension plans will begin in 2025, increasing the total estimated contributions for the company’s U.S. and non-U.S. defined benefit pension plans to approximately $95 million in 2025. If the company is not able to generate sufficient cash flows from operations, we may need to obtain additional funding in order to make these contributions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, volatility in the capital markets, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. qualified defined benefit pension plans in different amounts and on a different schedule than previously contemplated.
At June 30, 2024, total debt was $496.4 million compared to $504.2 million at December 31, 2023.

The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2025, and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain specified conditions. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2024, the company had no borrowings and $7.0 million of letters of credit outstanding. Availability under the facility was $58.5 million net of letters of credit issued. Any borrowings under the facility will be subject to variable interest rates.
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
At June 30, 2024, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of June 30, 2024, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933, as amended).
Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Executive Severance Letter Agreement by and between Unisys Corporation and each of its executive officers

10.2	Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers

31.1	Certification of Peter A. Altabef, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: August 6, 2024	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)