Form 10-Q
period 2024-09-30
UNISYS CORP
filed 2024-10-30
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-8729

UNISYS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	38-0387840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
801 Lakeview Drive, Suite 100
Blue Bell, Pennsylvania 19422
(Address of principal executive offices and zip code)
(215) 986-4011
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of September 30, 2024: 69,362,707

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
Accounting
•our ability to use our net operating loss carryforwards and certain other tax attributes may be limited; and
•an impairment of goodwill or intangible assets.
Other factors discussed in this report, although not listed here, also could materially affect our future results.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Services	$414.9	$415.2	$1,247.8	$1,236.1
Technology	82.1	49.4	215.2	221.7
	497.0	464.6	1,463.0	1,457.8
Costs and expenses
Cost of revenue
Services	308.9	324.0	935.9	963.6
Technology	43.1	45.3	116.2	124.1
	352.0	369.3	1,052.1	1,087.7
Selling, general and administrative	91.9	108.1	305.5	321.3
Research and development	6.5	4.3	17.5	15.9
Goodwill impairment	39.1	—	39.1	—
	489.5	481.7	1,414.2	1,424.9
Operating income (loss)	7.5	(17.1)	48.8	32.9
Interest expense	7.9	7.8	23.7	22.9
Other (expense), net	(8.2)	(3.6)	(159.7)	(217.2)
Loss before income taxes	(8.6)	(28.5)	(134.6)	(207.2)
Provision for income taxes	53.3	20.4	89.1	55.7
Consolidated net loss	(61.9)	(48.9)	(223.7)	(262.9)
Net income (loss) attributable to noncontrolling interests	—	1.1	(0.3)	2.5
Net loss attributable to Unisys Corporation	$(61.9)	$(50.0)	$(223.4)	$(265.4)
Loss per share attributable to Unisys Corporation
Basic	$(0.89)	$(0.73)	$(3.23)	$(3.89)
Diluted	$(0.89)	$(0.73)	$(3.23)	$(3.89)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated net loss	$(61.9)	$(48.9)	$(223.7)	$(262.9)
Other comprehensive income
Foreign currency translation	57.3	(45.3)	22.0	11.6
Postretirement adjustments, net of tax of $(9.7) and $(5.8) in 2024 and $7.0 and $(0.4) in 2023	(27.9)	45.5	138.1	222.0
Total other comprehensive income	29.4	0.2	160.1	233.6
Comprehensive loss	(32.5)	(48.7)	(63.6)	(29.3)
Less comprehensive income attributable to noncontrolling interests	0.8	0.7	0.9	2.1
Comprehensive loss attributable to Unisys Corporation	$(33.3)	$(49.4)	$(64.5)	$(31.4)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$373.7	$387.7
Accounts receivable, net	447.0	454.5
Contract assets	13.2	11.7
Inventories	20.1	15.3
Prepaid expenses and other current assets	93.1	101.8
Total current assets	947.1	971.0
Properties	400.8	396.4
Less-accumulated depreciation and amortization	342.7	332.1
Properties, net	58.1	64.3
Outsourcing assets, net	24.6	31.6
Marketable software, net	170.2	166.2
Operating lease right-of-use assets	40.0	35.4
Prepaid pension and postretirement assets	44.2	38.0
Deferred income taxes	107.2	114.0
Goodwill	248.5	287.4
Intangible assets, net	36.6	42.7
Restricted cash	8.0	9.0
Assets held-for-sale	4.9	4.9
Other long-term assets	172.2	200.9
Total assets	$1,861.6	$1,965.4
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$7.7	$13.0
Accounts payable	119.9	130.9
Deferred revenue	185.0	198.6
Other accrued liabilities	272.7	308.4
Total current liabilities	585.3	650.9
Long-term debt	488.5	491.2
Long-term pension and postretirement liabilities	771.0	787.7
Long-term deferred revenue	106.3	104.4
Long-term operating lease liabilities	29.4	25.6
Other long-term liabilities	69.0	44.0
Commitments and contingencies (see Note 14)
Deficit:
Common stock, shares issued: 2024; 75.3, 2023; 74.0	0.8	0.7
Accumulated deficit	(2,169.1)	(1,945.7)
Treasury stock, shares at cost: 2024; 6.0, 2023; 5.6	(158.2)	(156.4)
Paid-in capital	4,765.7	4,749.9
Accumulated other comprehensive loss	(2,641.4)	(2,800.3)
Total Unisys Corporation stockholders' deficit	(202.2)	(151.8)
Noncontrolling interests	14.3	13.4
Total deficit	(187.9)	(138.4)
Total liabilities and deficit	$1,861.6	$1,965.4

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Consolidated net loss	$(223.7)	$(262.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency losses (gains)	10.5	(2.1)
Non-cash interest expense	0.9	0.9
Employee stock compensation	16.2	12.9
Depreciation and amortization of properties	18.0	20.9
Depreciation and amortization of outsourcing assets	18.0	37.5
Amortization of marketable software	35.7	37.7
Amortization of intangible assets	6.1	7.3
Goodwill impairment	39.1	—
Other non-cash operating activities	(0.7)	0.4
Loss on disposal of capital assets	0.1	0.3
Pension and postretirement contributions	(21.0)	(41.3)
Pension and postretirement expense	171.1	214.1
Deferred income taxes, net	33.5	14.5
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	27.9	58.3
Inventories	(4.9)	(0.6)
Other assets	(3.5)	(24.8)
Accounts payable and current liabilities	(76.2)	(33.7)
Other liabilities	11.4	11.8
Net cash provided by operating activities	58.5	51.2
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	2,285.1	2,044.3
Purchases of foreign exchange forward contracts	(2,279.9)	(2,030.0)
Investment in marketable software	(36.7)	(32.9)
Capital additions of properties	(11.0)	(15.4)
Capital additions of outsourcing assets	(11.2)	(11.4)
Other	(0.3)	(0.9)
Net cash used for investing activities	(54.0)	(46.3)
Cash flows from financing activities
Payments of long-term debt	(11.8)	(13.7)
Other	(1.9)	(0.4)
Net cash used for financing activities	(13.7)	(14.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.8)	0.4
Decrease in cash, cash equivalents and restricted cash	(15.0)	(8.8)
Cash, cash equivalents and restricted cash, beginning of period	396.7	402.7
Cash, cash equivalents and restricted cash, end of period	$381.7	$393.9
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
Consolidated net (loss) income	(149.3)	(149.5)		(149.5)				0.2
Stock-based activity	4.4	4.4	0.1		(1.6)	5.9
Translation adjustments	(15.4)	(14.7)					(14.7)	(0.7)
Postretirement plans	153.9	153.0					153.0	0.9
Balance at March 31, 2024	$(144.8)	$(158.6)	$0.8	$(2,095.2)	$(158.0)	$4,755.8	$(2,662.0)	$13.8
Consolidated net loss	(12.5)	(12.0)		(12.0)				(0.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	(19.9)	(20.0)					(20.0)	0.1
Postretirement plans	12.1	12.0					12.0	0.1
Balance at June 30, 2024	$(160.6)	$(174.1)	$0.8	$(2,107.2)	$(158.2)	$4,760.5	$(2,670.0)	$13.5
Consolidated net loss	(61.9)	(61.9)		(61.9)				—
Stock-based activity	5.2	5.2				5.2
Translation adjustments	57.3	52.2					52.2	5.1
Postretirement plans	(27.9)	(23.6)					(23.6)	(4.3)
Balance at September 30, 2024	$(187.9)	$(202.2)	$0.8	$(2,169.1)	$(158.2)	$4,765.7	$(2,641.4)	$14.3

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(174.5)	(175.4)		(175.4)				0.9
Stock-based activity	4.0	4.0			(0.3)	4.3
Translation adjustments	24.4	23.3					23.3	1.1
Postretirement plans	178.3	179.5					179.5	(1.2)
Balance at March 31, 2023	$54.0	$16.7	$0.7	$(1,690.4)	$(156.3)	$4,735.9	$(2,873.2)	$37.3
Consolidated net (loss) income	(39.5)	(40.0)		(40.0)				0.5
Stock-based activity	4.1	4.1			(0.1)	4.2
Translation adjustments	32.5	30.8					30.8	1.7
Postretirement plans	(1.8)	(0.2)					(0.2)	(1.6)
Balance at June 30, 2023	$49.3	$11.4	$0.7	$(1,730.4)	$(156.4)	$4,740.1	$(2,842.6)	$37.9
Consolidated net (loss) income	(48.9)	(50.0)		(50.0)				1.1
Stock-based activity	5.6	5.6				5.6
Translation adjustments	(45.3)	(42.9)					(42.9)	(2.4)
Postretirement plans	45.5	43.5					43.5	2.0
Balance at September 30, 2023	$6.2	$(32.4)	$0.7	$(1,780.4)	$(156.4)	$4,745.7	$(2,842.0)	$38.6

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
Note 2 - Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements including disclosures about significant segment expenses on an annual and interim basis. This update is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires application on a retrospective basis. This ASU is not expected to have a material effect on the company’s consolidated financial statements and related disclosures.
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
During the three months ended September 30, 2024, the company recognized net cost-reduction charges and other costs of $1.6 million. The net charges related to workforce reductions were $2.0 million, principally related to severance costs, and was comprised of: (a) a charge of $2.5 million and (b) a credit of $0.5 million for changes in estimates. The company recorded a net credit of $0.4 million comprised of a credit of $0.7 million for net foreign currency gains related to exiting foreign countries and a charge $0.3 million for other expenses related to cost reduction efforts.
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
During the nine months ended September 30, 2024, the company recognized net cost-reduction charges and other costs of $8.5 million. The net charges related to workforce reductions were $7.9 million, principally related to severance costs, and were comprised of: (a) a charge of $12.2 million and (b) a credit of $4.3 million for changes in estimates. The company recorded a net charge of $0.6 million comprised of a charge of $1.0 million for net foreign currency losses related to exiting foreign countries and a net credit of $0.4 million for changes in estimates related to other cost-reduction efforts.
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
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$1.4	$0.7	$2.8	$4.1
Selling, general and administrative	0.9	3.1	3.6	3.6
Research and development	—	0.3	1.1	0.5
Other (expense), net	(0.7)	0.5	1.0	(2.9)
Total	$1.6	$4.6	$8.5	$5.3
Liabilities and expected future payments related to the company’s work-force reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2023	$9.4	$2.5	$6.9
Additional provisions	12.2	3.6	8.6
Payments	(6.5)	(1.7)	(4.8)
Changes in estimates	(4.3)	—	(4.3)
Translation adjustments	0.1	—	0.1
Balance at September 30, 2024	$10.9	$4.4	$6.5
Expected future utilization on balance at September 30, 2024:
Short-term	$10.9	$4.4	$6.5

Note 4 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.4	$—	$0.4	$0.4	$—	$0.4
Interest cost	44.8	27.6	17.2	56.6	38.2	18.4
Expected return on plan assets	(51.6)	(29.4)	(22.2)	(66.5)	(44.7)	(21.8)
Amortization of prior service benefit	(1.2)	(0.7)	(0.5)	(1.2)	(0.7)	(0.5)
Recognized net actuarial loss	19.8	14.6	5.2	21.3	18.9	2.4
Net periodic pension expense (income)	$12.2	$12.1	$0.1	$10.6	$11.7	$(1.1)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.0	$—	$1.0	$1.0	$—	$1.0
Interest cost	137.7	86.9	50.8	168.8	114.5	54.3
Expected return on plan assets	(159.8)	(94.0)	(65.8)	(197.9)	(134.0)	(63.9)
Amortization of prior service benefit	(3.5)	(1.9)	(1.6)	(3.6)	(1.9)	(1.7)
Recognized net actuarial loss	63.8	48.2	15.6	63.5	56.7	6.8
Settlement losses (ii) (iii)	132.3	132.3	—	183.2	183.2	—
Net periodic pension expense (income)	$171.5	$171.5	$—	$215.0	$218.5	$(3.5)

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

(ii) In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $195 million to transfer projected benefit obligations related to approximately 3,800 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $132.3 million for the nine months ended September 30, 2024.

(iii) In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to approximately 8,650 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $183.2 million for the nine months ended September 30, 2023.

In 2024, the company expects to make cash contributions of approximately $22 million primarily for its international defined benefit pension plans. In 2023, the company made cash contributions of $42.4 million to its worldwide defined benefit pension plans. During the nine months ended September 30, 2024 and 2023, the company made cash contributions of $17.6 million and $37.1 million, respectively.
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

Net periodic postretirement benefit income is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost(i)	$—	$—	$0.1	$0.1
Interest cost	0.6	0.7	1.8	2.2
Expected return on assets	—	—	(0.1)	(0.2)
Recognized net actuarial gain	(0.8)	(0.7)	(2.3)	(2.1)
Amortization of prior service benefit	0.1	(0.3)	0.1	(0.9)
Net periodic postretirement benefit income	$(0.1)	$(0.3)	$(0.4)	$(0.9)

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $4.0 million to its postretirement benefit plan in 2024. In 2023, the company made cash contributions of $5.6 million to its postretirement benefit plan. For the nine months ended September 30, 2024 and 2023, the company made cash contributions of $3.4 million and $4.2 million, respectively.
Note 5 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of September 30, 2024, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2024 and 2023, the company recorded $16.2 million and $12.9 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the nine months ended September 30, 2024 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2023	4,758	$9.27
Granted	2,794	6.53
Vested	(1,309)	10.07
Forfeited and expired	(195)	7.58
Outstanding at September 30, 2024	6,048	6.85

The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the nine months ended September 30, 2024 and 2023 was $19.3 million and $17.0 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions was determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions was estimated using a Monte Carlo simulation with the following weighted-average assumptions:

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
As of September 30, 2024, there was $19.8 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2024 and 2023 was $13.2 million and $8.8 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Note 6 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Postretirement expense(i)	$(11.7)	$(9.9)	$(170.0)	$(213.0)
Foreign exchange gains (losses)(ii)	2.1	1.6	(10.5)	2.1
Other, net(iii)	1.4	4.7	20.8	(6.3)
Total other (expense), net	$(8.2)	$(3.6)	$(159.7)	$(217.2)
(i) Includes $132.3 million and $183.2 million of U.S. pension settlement losses in the nine months ended September 30, 2024 and 2023, respectively. See Note 4.
(ii) Includes net foreign exchange gains of $0.7 million and net foreign exchange losses of $0.5 million, respectively, in the three months ended September 30, 2024 and 2023, related to substantial completion of liquidation of foreign subsidiaries. Includes net foreign currency losses of $1.0 million and net foreign currency gains of $2.9 million, respectively, in the nine months ended September 30, 2024 and 2023, related to substantial completion of liquidation of foreign subsidiaries.
(iii)Other, net for the nine months ended September 30, 2024 includes a net gain of $14.9 million related to a favorable judgment received in a Brazilian services tax matter. Additionally, other, net includes environmental costs related to previously disposed businesses.
Note 7 - Income Taxes
For the three and nine months ended September 30, 2024, the provision for income taxes was $53.3 million and $89.1 million, respectively, primarily driven by a change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries and the geographic distribution of income. For the three and nine months ended September 30, 2024, the effective tax rate was (619.8)% and (66.2)%, respectively, primarily driven by a change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries, non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax, and U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance. The effective tax rate for the three and nine months ended September 30, 2024 was also impacted by an additional valuation allowance of $7.4 million in United Kingdom.
For the three and nine months ended September 30, 2023, the provision for income taxes was $20.4 million and $55.7 million, respectively, primarily driven by geographic distribution of income. For the three and nine months ended September 30, 2023, the effective tax rate was (71.6)% and (26.9)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax. The effective tax rate for the three and nine months ended September 30, 2023 was also impacted by an additional valuation allowance of $3.9 million in Latin America.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of September 30, 2024, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Under U.S. tax law, distributions from foreign subsidiaries to U.S. stockholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. As of September 30, 2024, the company is no longer asserting indefinite reinvestment of the earnings of certain foreign subsidiaries, as such, a related deferred tax liability of $29.0 million has been established for the company’s investment in those foreign subsidiaries. The deferred tax liability is included in other long-term liabilities on the company’s consolidated balance sheet.
A corporation’s ability to deduct its federal net operating loss (NOL) carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the U.S. Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382 or future changes in tax laws that impose tax attribute utilization limitations may severely limit or effectively eliminate the company’s ability to utilize its NOL carryforwards and other tax attributes.

Note 8 - Loss Per Share
The following table shows how loss per share attributable to Unisys Corporation was computed (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(61.9)	$(50.0)	$(223.4)	$(265.4)
Weighted average shares	69,357	68,381	69,112	68,205
Basic loss per common share	$(0.89)	$(0.73)	$(3.23)	$(3.89)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(61.9)	$(50.0)	$(223.4)	$(265.4)
Weighted average shares	69,357	68,381	69,112	68,205
Plus incremental shares from assumed vesting of employee stock plans	—	—	—	—
Adjusted weighted average shares	69,357	68,381	69,112	68,205
Diluted loss per common share	$(0.89)	$(0.73)	$(3.23)	$(3.89)

Anti-dilutive restricted stock units(i)	1,976	1,123	1,960	805

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
Net contract assets (liabilities) are as follows:

	September 30, 2024	December 31, 2023
Contract assets - current	$13.2	$11.7
Contract assets - long-term(i)	6.7	8.6
Deferred revenue - current	(185.0)	(198.6)
Deferred revenue - long-term	(106.3)	(104.4)

(i) Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized that was included in deferred revenue at the beginning of the period	$33.7	$39.7	$171.5	$158.3
Note 10 - Capitalized Contract Costs
The company’s incremental direct costs of obtaining a contract consist of sales commissions, which are deferred and amortized ratably over the initial contract life. These costs are classified as current or noncurrent based on the timing of when the company expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid expenses, other current assets and in other long-term assets, respectively, in the company’s consolidated balance sheets. At September 30, 2024 and December 31, 2023, the company had $6.4 million and $3.7 million, respectively, of deferred commissions.

Amortization expense related to deferred commissions was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Deferred commissions - amortization expense(i)	$0.7	$0.4	$0.9	$1.2

(i) Reported in selling, general and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are included in outsourcing assets, net in the company’s consolidated balance sheets. The amount of such costs at September 30, 2024 and December 31, 2023, was $13.0 million and $19.2 million, respectively. These costs are amortized over the initial contract life and reported in cost of revenue.
Amortization expense related to costs to fulfill a contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Costs to fulfill a contract - amortization expense	$0.5	$1.6	$3.2	$5.2
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 11 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At September 30, 2024 and December 31, 2023, the notional amount of these contracts was $514.7 million and $488.4 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	September 30, 2024	December 31, 2023
Balance Sheet Location
Prepaid expenses and other current assets	$4.0	$9.0
Other accrued liabilities	0.6	0.1
Total fair value	$3.4	$8.9

The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statement of Income Location
Other (expense), net	$16.6	$(14.8)	$(0.4)	$(4.6)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$481.3	$468.4	$480.4	$437.5
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 12 - Goodwill and Intangible Assets
Goodwill
Changes in the carrying value of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2023	$287.4	$140.8	$38.0	$98.3	$10.3
Goodwill impairment	(39.1)	(39.1)	—	—	—
Translation adjustments	0.2	0.2	—	—	—
Balance at September 30, 2024	$248.5	$101.9	$38.0	$98.3	$10.3
At September 30, 2024, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Goodwill Impairment
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
During the third quarter of 2024, the company reviewed its estimated long term expected future cash flows for its Digital Workplace Solutions (DWS) reporting unit as operating results were below estimated forecast due to the impact of the slower pace of client signings driven by the current economic environment and industry dynamics. Based on this, the company concluded that a triggering event existed and conducted a quantitative goodwill assessment for its reporting unit as of September 30, 2024.
The fair value of the DWS reporting unit was estimated using both the income approach and the market approach using a weighted methodology to determine its fair value.
The income approach is a forward-looking approach to estimating fair value and relies primarily on internal forecasts. Within the income approach, the method used is the discounted cash flow method, which is considered a Level 3 nonrecurring fair value measurement. The company starts with a forecast of all expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a reporting unit-specific discount rate to arrive at a net present value amount. Significant estimates and assumptions inherent in this approach include the amount and timing of projected net cash flows, long-term growth rate and the discount rate. Cash flow projections are based on management’s estimates of economic and market conditions, which drive key assumptions of revenue growth rates and operating margins. The discount rate, in turn, is based on various market factors and specific risk characteristics of each reporting unit.
The market approach relies primarily on external information for estimating the fair value. Significant estimates and assumptions inherent in this approach include the selection of appropriate guideline companies and the selected performance metric used in this approach.
Based on the goodwill impairment analysis performed during the third quarter of 2024, the carrying value of the DWS reporting unit exceeded its respective fair value, resulting in the recognition of a goodwill impairment charge of $39.1 million for the three and nine months ended September 30, 2024.
Based on the annual impairment analysis performed during the fourth quarter of 2023, the Cloud, Applications & Infrastructure Solutions (CA&I) reporting unit had a 10% excess of fair value over book value, including goodwill.
It is possible that future changes in such circumstances or in the inputs and assumptions used in estimating the fair value of the reporting units could require the company to record an additional non-cash impairment charge.
Intangible Assets, Net
Intangible assets, net at September 30, 2024, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$10.0	$—
Customer relationships (ii)	54.2	18.0	36.2
Marketing (ii)	1.3	0.9	0.4
Total	$65.5	$28.9	$36.6
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended September 30, 2024 and 2023, amortization expense was $1.5 million and $2.4 million, respectively. For the nine months ended September 30, 2024 and 2023, amortization expense was $6.1 million and $7.3 million, respectively.
The future amortization relating to acquired intangible assets at September 30, 2024, was estimated as follows:

Future Amortization Expense
Remainder of 2024	$1.1
2025	4.3
2026	4.0
2027	4.0
2028	4.0
Thereafter	19.2
Total	$36.6

Note 13 - Debt
Long-term debt is comprised of the following:

	September 30, 2024	December 31, 2023
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $3.7 and $4.6 million at September 30, 2024 and at December 31, 2023, respectively)(i)	$481.3	$480.4
Finance leases	2.5	0.3
Other debt	12.4	23.5
Total	496.2	504.2
Less – current maturities	7.7	13.0
Total long-term debt	$488.5	$491.2

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

Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest coupon	$8.3	$8.3	$25.0	$25.0
Amortization of issuance costs	0.3	0.3	0.9	0.9
Total	$8.6	$8.6	$25.9	$25.9
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2025 and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain specified conditions. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2024, the company had no borrowings and $7.0 million of letters of credit outstanding. Availability under the facility was $99.0 million net of letters of credit issued. See Note 19 for subsequent amendment to the company’s Amended and Restated ABL Credit Facility.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to the maturity date of the company’s 2027 Notes or any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the remaining outstanding balance of the 2027 Notes or the amount of such pension payments, as applicable, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
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
At September 30, 2024, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
The company records a provision for these matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated and a gain contingency when the award or recovery is realized or realizable. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. Any provisions are reviewed at least quarterly and are adjusted to reflect the impact and status of settlements, rulings, advice of counsel and other information and events pertinent to a particular matter. These adjustments could have a material impact on our results of operations and financial position.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2024, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2024, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $95 million.
As previously disclosed, the company received voluntary requests for information and documents from the SEC relating to the company’s policies, procedures and disclosures in connection with cybersecurity incidents. The company is cooperating with the SEC’s investigation of certain of the company’s cybersecurity risk disclosures and cybersecurity-related internal controls, including with respect to the material weaknesses that the company identified and disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2022. The company is in discussions with the SEC staff regarding a potential non-scienter-based settlement of the alleged issues arising from the investigation but there can be no assurance that the company will be able to resolve the matter on terms acceptable to the company and the SEC. The company believes it has an adequate provision for this matter. See Note 19 for subsequent resolution of the SEC investigation.
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
Environmental Matters
As of September 30, 2024, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $23 million, of which $12 million is reported in other accrued liabilities and $11 million in other long-term liabilities on the company’s consolidated balance sheet. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of September 30, 2024, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheet. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.

Note 15 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2023	$(2,800.3)	$(912.8)	$(1,887.5)
Other comprehensive (loss) income before reclassifications	(22.3)	16.5	(38.8)
Amounts reclassified from accumulated other comprehensive loss	181.2	1.0	180.2
Current period other comprehensive income	158.9	17.5	141.4
Balance at September 30, 2024	$(2,641.4)	$(895.3)	$(1,746.1)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(0.7)	$0.5	$1.0	$(2.9)
Pension and postretirement plans(ii):
Amortization of prior service benefit	(0.9)	(1.4)	(2.8)	(4.0)
Amortization of actuarial losses	18.5	20.5	59.9	61.3
Settlement losses	—	—	125.5	183.2
Total before tax	16.9	19.6	183.6	237.6
Income tax	(0.8)	(0.4)	(2.4)	(1.2)
Total reclassifications for the period	$16.1	$19.2	$181.2	$236.4

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic pension and postretirement cost (see Note 4).
Note 16 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
Cash paid during the period for:
Income taxes, net of refunds	$40.0	$46.3
Interest	$18.2	$18.5
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$373.7	$387.7
Restricted cash	8.0	9.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$381.7	$396.7
Cash and cash equivalents subject to contractual restrictions and are therefore not readily available are classified as restricted cash. At September 30, 2024, the company maintains cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.

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
The accounting policies of each segment are the same as those followed by the company as a whole. The company evaluates segment performance based on gross profit exclusive of the service cost component of postretirement income or expense, cost reduction charges, amortization of purchased intangibles and unusual and nonrecurring items.

A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2024
Revenue	$420.3	$130.9	$131.5	$157.9
Gross profit	$137.6	$21.3	$21.5	$94.8

Three Months Ended September 30, 2023
Revenue	$396.6	$140.9	$133.5	$122.2
Gross profit	$102.7	$20.9	$20.4	$61.4

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2024
Revenue	$1,232.5	$395.3	$394.8	$442.4
Gross profit	$385.2	$61.7	$66.8	$256.7

Nine Months Ended September 30, 2023
Revenue	$1,244.0	$406.9	$392.1	$445.0
Gross profit	$373.8	$54.9	$59.2	$259.7
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment revenue	$420.3	$396.6	$1,232.5	$1,244.0
Other revenue	76.7	68.0	230.5	213.8
Total consolidated revenue	$497.0	$464.6	$1,463.0	$1,457.8
Presented below is a reconciliation of total segment gross profit to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment gross profit	$137.6	$102.7	$385.2	$373.8
Other gross profit (loss)	7.4	(7.4)	25.7	(3.7)
Total gross profit	145.0	95.3	410.9	370.1
Selling, general and administrative expense	(91.9)	(108.1)	(305.5)	(321.3)
Research and development expense	(6.5)	(4.3)	(17.5)	(15.9)
Goodwill impairment	(39.1)	—	(39.1)	—
Interest expense	(7.9)	(7.8)	(23.7)	(22.9)
Other (expense), net	(8.2)	(3.6)	(159.7)	(217.2)
Total loss before income taxes	$(8.6)	$(28.5)	$(134.6)	$(207.2)
Other revenue and other gross profit (loss) are comprised of an aggregation of a number of immaterial business activities. These activities principally provide for the management of processes and functions for clients in select industries, helping them improve performance and reduce costs. Additionally, other gross profit (loss) includes restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items that are not allocated to specific segments.

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$210.3	$217.4	$627.0	$630.6
United Kingdom	60.4	54.9	175.7	228.4
Other foreign	226.3	192.3	660.3	598.8
Total	$497.0	$464.6	$1,463.0	$1,457.8
Note 18 - Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2024, the company had approximately $0.9 billion of remaining performance obligations of which approximately 12% is estimated to be recognized as revenue by the end of 2024, 39% by the end of 2025, 22% by the end of 2026, 12% by the end of 2027 and 15% thereafter.
Note 19 - Subsequent Event
Amendment to Amended and Restated ABL Credit Facility
On October 28, 2024. the company amended the Amended and Restated ABL Credit Facility (the “Amendment”). Among other things, the Amendment extended the maturity from October 29, 2025 to October 29, 2027 and reduced the aggregate amount of loans and letters of credit available under the Amended and Restated ABL Credit Facility to $125.0 million, with an accordion feature provision allowing for the aggregate amount available to be increased up to $155.0 million.
SEC Settlement
On October 22, 2024, Unisys reached a non-scienter-based administrative proceeding settlement, on a neither admit nor deny basis, with the SEC in connection with the investigation disclosed in Note 14. Non-scienter-based securities violations are made without any knowledge, intent or recklessness. The company concluded that it is in the best interests of the company and its stockholders to constructively resolve this matter with the SEC and the settlement fully resolves the investigation. The SEC recognized the company’s cooperation in its investigation and the remediation steps the company has taken to strengthen its cybersecurity risk management and protections. As part of the settlement, the company agreed to pay a $4 million civil penalty, which was accrued in an earlier period when deemed probable and estimable. The settlement is not an admission by the company of any wrongdoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended September 30, 2024, the company reported net loss attributable to Unisys Corporation of $61.9 million, or $0.89 per diluted share, compared with a loss of $50.0 million, or $0.73 per diluted share, for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, the company reported net loss attributable to Unisys Corporation of $223.4 million, or $3.23 per diluted share, compared with a loss of $265.4 million, or $3.89 per diluted share, for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses.
The net loss for the three and nine months ended September 30, 2024 included a goodwill impairment charge of $39.1 million within the Digital Workplace Solutions (DWS) reportable segment and a tax provision established for certain foreign subsidiaries of $29.0 million as the company is no longer asserting indefinite reinvestment of the earnings of those foreign subsidiaries.
In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $195 million to transfer projected benefit obligations related to one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $132.3 million for the nine months ended September 30, 2024.
In March 2023, the company purchased a group annuity contract, with plan assets, for approximately $265 million to transfer projected benefit obligations related to one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $183.2 million for the nine months ended September 30, 2023.
Results of operations
Company results
Three months ended September 30, 2024 compared with the three months ended September 30, 2023
Revenue for the three months ended September 30, 2024 was $497.0 million compared with $464.6 million for the three months ended September 30, 2023, an increase of 7.0% from the prior-year period. The increase was primarily due to the timing of software license renewals within the Enterprise Computing Solutions segment. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the prior-year period.
Revenue from U.S. operations for the three months ended September 30, 2024 was $210.3 million, compared with $217.4 million for the three months ended September 30, 2023, a decrease of 3.3% from the prior-year period. Revenue from international operations for the three months ended September 30, 2024 was $286.7 million, compared with $247.2 million for the three months ended September 30, 2023, an increase 16.0% from the prior-year period. Foreign currency had a 2 percentage-point negative impact on international revenue in the three months ended September 30, 2024 compared with the three months ended September 30, 2023.
During the three months ended September 30, 2024, the company recognized net cost-reduction charges and other costs of $1.6 million. The net charges related to workforce reductions were $2.0 million, principally related to severance costs, and was comprised of: (a) a charge of $2.5 million and (b) a credit of $0.5 million for changes in estimates. The company recorded a net credit of $0.4 million comprised of a credit of $0.7 million for net foreign currency gains related to exiting foreign countries and a charge $0.3 million for other expenses related to cost reduction efforts.
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

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,
	2024	2023
Cost of revenue	$1.4	$0.7
Selling, general and administrative	0.9	3.1
Research and development	—	0.3
Other (expense), net	(0.7)	0.5
Total	$1.6	$4.6
Gross profit and gross profit margin were $145.0 million and 29.2% in the three months ended September 30, 2024, respectively, compared with $95.3 million and 20.5% for the three months ended September 30, 2023, respectively. The increase was primarily driven by the timing of software license renewals.
Selling, general and administrative expense in the three months ended September 30, 2024 was $91.9 million (18.5% of revenue) compared with $108.1 million (23.3% of revenue) for the three months ended September 30, 2023. The decrease was primarily driven by lower professional services and lower cost reduction and other expenses.
Research and development expense for the three months ended September 30, 2024 and 2023 was $6.5 million and $4.3 million, respectively.
For the three months ended September 30, 2024, the company reported an operating profit of $7.5 million compared with an operating loss of $17.1 million in the three months ended September 30, 2023. The increase was primarily driven by the timing of software license renewals and lower selling, general and administrative expense as discussed above, partially offset by a goodwill impairment charge of $39.1 million related to the DWS reportable segment (see Note 12 of the Notes to Consolidated Financial Statements for details on the goodwill impairment).
Interest expense for the three months ended September 30, 2024 and 2023 was $7.9 million and $7.8 million, respectively.
Other (expense), net was expense of $8.2 million for the three months ended September 30, 2024 compared with expense of $3.6 million for the three months ended September 30, 2023. See Note 6 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended September 30, 2024 was $8.6 million compared with loss of $28.5 million for the three months ended September 30, 2023. The loss for the three months ended September 30, 2024 included a goodwill impairment charge of $39.1 million related to the DWS reportable segment.
The provision for income taxes was $53.3 million for the three months ended September 30, 2024 compared with a provision of $20.4 million for the three months ended September 30, 2023. The change in the tax provision was primarily driven by a provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings and the geographic distribution of income. The effective tax rate for the three months ended September 30, 2024 and 2023, was (619.8)% and (71.6)%, respectively, primarily driven by a change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries, non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax, and U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance. See Note 7 of the Notes to Consolidated Financial Statements for details of the change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries.
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

Net loss attributable to Unisys Corporation for the three months ended September 30, 2024 was $61.9 million, or $0.89 per diluted share, compared with a loss of $50.0 million, or $0.73 per diluted share, for the three months ended September 30, 2023. The net loss for the three months ended September 30, 2024 included a goodwill impairment charge of $39.1 million related to the DWS reportable segment and a tax provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings.
Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023
Revenue for the nine months ended September 30, 2024 was $1,463.0 million compared with $1,457.8 million for the nine months ended September 30, 2023, an increase of 0.4% from the prior-year period. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the prior-year period.
Revenue from U.S. operations for the nine months ended September 30, 2024 was $627.0 million, compared with $630.6 million for the three months ended September 30, 2023, a decrease of 0.6% from the prior-year period. Revenue from international operations for the nine months ended September 30, 2024 was $836.0 million, compared with $827.2 million for the nine months ended September 30, 2023, an increase of 1.1% from the prior-year period. Foreign currency had a negligible impact on international revenue in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023.
During the nine months ended September 30, 2024, the company recognized net cost-reduction charges and other costs of $8.5 million. The net charges related to workforce reductions were $7.9 million, principally related to severance costs, and were comprised of: (a) a charge of $12.2 million and (b) a credit of $4.3 million for changes in estimates. The company recorded a net charge of $0.6 million comprised of a charge of $1.0 million for net foreign currency losses related to exiting foreign countries and a net credit of $0.4 million for changes in estimates related to other cost-reduction efforts.
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
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Nine Months Ended September 30,
	2024	2023
Cost of revenue	$2.8	$4.1
Selling, general and administrative	3.6	3.6
Research and development	1.1	0.5
Other (expense), net	1.0	(2.9)
Total	$8.5	$5.3
Gross profit and gross profit margin were $410.9 million and 28.1% in the nine months ended September 30, 2024, respectively, compared with $370.1 million and 25.4% in the nine months ended September 30, 2023, respectively. The increase was primarily due to delivery modernization and labor cost savings initiatives. Additionally, prior year gross profit margin was negatively impacted by certain adjustments related to a previously exited contract.
Selling, general and administrative expense in the nine months ended September 30, 2024 was $305.5 million (20.9% of revenue) compared with $321.3 million (22.0% of revenue) in the prior-year period. The decrease was primarily driven by lower professional services.
Research and development expense for the nine months ended September 30, 2024 and 2023 was $17.5 million and $15.9 million, respectively.
For the nine months ended September 30, 2024, the company reported an operating profit of $48.8 million compared with an operating profit of $32.9 million for the prior-year period. The increase was primarily driven by higher gross profit and lower selling, general and administrative expense as discussed above, partially offset by a goodwill impairment charge of $39.1 million related to the DWS reportable segment (see Note 12 of the Notes to Consolidated Financial Statements for details on the goodwill impairment).
Interest expense for the nine months ended September 30, 2024 was $23.7 million compared with $22.9 million for the nine months ended September 30, 2023.

Other (expense), net was expense of $159.7 million for the nine months ended September 30, 2024 compared with expense of $217.2 million for the nine months ended September 30, 2023. Other (expense), net for the nine months ended September 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses. Additionally, other (expense), net for the nine months ended September 30, 2024 included a net gain of approximately $14.9 million related to a favorable judgment received in a Brazilian services tax matter. See Note 6 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the nine months ended September 30, 2024 was $134.6 million compared with a loss of $207.2 million for the nine months ended September 30, 2023.The loss for the nine months ended September 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses. Additionally, the loss for the nine months ended September 30, 2024 included a goodwill impairment charge of $39.1 million related to the DWS reportable segment.
The provision for income taxes was $89.1 million for the nine months ended September 30, 2024 compared with a provision of $55.7 million for the nine months ended September 30, 2023. The change in the tax provision was driven by a provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings and the geographic distribution of income. The effective tax rate for the nine months ended September 30, 2024 and 2023 was (66.2)% and (26.9)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, a change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax. See Note 7 of the Notes to Consolidated Financial Statements for details of the change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2024 was $223.4 million, or $3.23 per diluted share, compared with a loss of $265.4 million, or $3.89 per diluted share, for the nine months ended September 30, 2023. The net loss for the nine months ended September 30, 2024 and 2023 included $132.3 million and $183.2 million, respectively, of U.S. pension plan settlement losses net of tax. Additionally, the net loss for the nine months ended September 30, 2024 included a goodwill impairment charge of $39.1 million related to the DWS reportable segment and a tax provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings.
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
Three months ended September 30, 2024 compared with the three months ended September 30, 2023
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2024
Revenue	$420.3	$130.9	$131.5	$157.9
Gross profit percent	32.7%	16.3%	16.3%	60.0%

Three Months Ended September 30, 2023
Revenue	$396.6	$140.9	$133.5	$122.2
Gross profit percent	25.9%	14.8%	15.3%	50.2%

DWS revenue was $130.9 million for the three months ended September 30, 2024, a decrease of 7.1% compared with the three months ended September 30, 2023. The decrease in revenue was primarily driven by lower discretionary volume with clients as compared to the prior-year period. Foreign currency fluctuations had a 1 percentage-point negative impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 16.3% in the current period compared with 14.8% in the year-ago period. The increase in gross profit was primarily driven by delivery modernization and efficiency initiatives.
CA&I revenue was $131.5 million for the three months ended September 30, 2024, a decrease of 1.5% compared with the three months ended September 30, 2023. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 16.3% in the current period compared with 15.3% in the prior-year period. The increase in gross profit was primarily driven by labor cost savings initiatives.
ECS revenue was $157.9 million for the three months ended September 30, 2024, an increase of 29.2% compared with the three months ended September 30, 2023. Foreign currency fluctuations had a 3 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 60.0% in the current period compared with 50.2% in the prior-year period. The increase in revenue and gross profit was driven by the timing software license renewals.
Nine months ended September 30, 2024 compared with the nine months ended September 30, 2023
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2024
Revenue	$1,232.5	$395.3	$394.8	$442.4
Gross profit percent	31.3%	15.6%	16.9%	58.0%

Nine Months Ended September 30, 2023
Revenue	$1,244.0	$406.9	$392.1	$445.0
Gross profit percent	30.0%	13.5%	15.1%	58.4%

DWS revenue was $395.3 million for the nine months ended September 30, 2024, a decrease of 2.9% compared with the nine months ended September 30, 2023. The decrease in revenue was primarily driven by lower discretionary volume with clients, partially offset by revenue from expansion and new scope for existing clients and new logo contracts, as compared to the prior-year period. Foreign currency fluctuations had a negligible impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 15.6% in the current period compared with 13.5% in the prior-year period. The increase in gross profit was primarily driven by delivery modernization and efficiency initiatives.
CA&I revenue was $394.8 million for the nine-months ended September 30, 2024, an increase of 0.7% compared with the nine months ended September 30, 2023. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 16.9% in the current period compared with 15.1% in the prior-year period. The increase in gross profit was primarily driven by labor cost savings initiatives.
ECS revenue was $442.4 million for the nine months ended September 30, 2024, a decrease of 0.6% compared with the nine months ended September 30, 2023. Foreign currency fluctuations had a negligible impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 58.0% in the current period compared with 58.4% in the prior-year period.
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
Cash and cash equivalents at September 30, 2024 were $373.7 million compared to $387.7 million at December 31, 2023.
As of September 30, 2024, $256.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-fifth of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. At September 30, 2024, the company maintains cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During the nine months ended September 30, 2024, cash provided by operations was $58.5 million compared to cash provided of $51.2 million during the nine months ended September 30, 2023.
Cash used for investing activities during the nine months ended September 30, 2024 was $54.0 million compared to cash usage of $46.3 million during the nine months ended September 30, 2023. Net proceeds of foreign exchange forward contracts were $5.2 million for the nine months ended September 30, 2024 compared with net proceeds of $14.3 million in the prior-year period. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $36.7 million compared with $32.9 million in the prior-year period, capital additions of properties were $11.0 million compared with $15.4 million in the prior-year period and capital additions of outsourcing assets were $11.2 million compared with $11.4 million in the prior-year period.
Cash used for financing activities during the nine months ended September 30, 2024 was $13.7 million compared to cash used of $14.1 million during the nine months ended September 30, 2023.
In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $195 million to transfer projected benefit obligations related to approximately 3,800 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $132.3 million for the nine months ended September 30, 2024. After considering this most recent group annuity contract purchase, the company has successfully reduced its global defined benefit pension obligations since December 2020 by $2.2 billion, including $1.5 billion in the U.S.
The company will continue to evaluate opportunities for additional reduction of its global defined benefit pension obligations in future periods depending on overall market conditions. Due to the company’s significant postretirement plans accumulated other comprehensive losses, future group annuity contract purchases could result in material non-cash settlement losses.
At the end of each year, the company estimates its future cash contributions to its U.S. qualified defined benefit pension plans based on year-end pension data and assumptions. In 2023, the company made cash contributions of $42.4 million to its worldwide defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future cash contributions of approximately $22 million in 2024, primarily for its international defined benefit pension plans. For the nine months ended September 30, 2024 and 2023, the company made cash contributions of $17.6 million and $37.1 million, respectively. The company estimates that cash contributions to its U.S. qualified defined benefit pension plans will begin in 2025, increasing the total estimated contributions for the company’s U.S. and non-U.S. defined benefit pension plans to approximately $92 million in 2025. If the company is not able to generate sufficient cash flows from operations, we may need to obtain additional funding in order to make these contributions. Any material deterioration in the value of the company’s U.S. qualified defined benefit pension plan assets, as well as changes in pension legislation, volatility in the capital markets, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions to its U.S. qualified defined benefit pension plans in different amounts and on a different schedule than previously contemplated.
At September 30, 2024, total debt was $496.2 million compared to $504.2 million at December 31, 2023.
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2025, and provides for revolving loans and letters of credit up to an aggregate amount of $145.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $175.0 million upon the satisfaction of certain specified conditions. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2024, the company had no borrowings and $7.0 million of letters of credit outstanding. Availability under the facility was $99.0 million net of letters of credit issued. Any borrowings under the facility will be subject to variable interest rates.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to the maturity date of the company’s 6.875% Senior Secured Notes due 2027 (the 2027 Notes) or any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the remaining outstanding balance of the 2027 Notes or the amount of such pension payments, as applicable, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
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
At September 30, 2024, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
On October 28, 2024. the company amended the Amended and Restated ABL Credit Facility (the “Amendment”). Among other things, the Amendment extended the maturity from October 29, 2025 to October 29, 2027 and reduced the aggregate amount of loans and letters of credit available under the Amended and Restated ABL Credit Facility to $125.0 million, with an accordion feature provision allowing for the aggregate amount available to be increased up to $155.0 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of September 30, 2024, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings is set forth in Note 14 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2023, except for the following:
Impairment of goodwill has negatively impacted our results of operations. If goodwill or intangible assets are further or fully impaired in the future, our results of operations will be negatively impacted even further.
On an annual basis, and whenever circumstances arise, we review goodwill and intangible assets for impairment. The impairment test is based on several factors, estimates and assumptions, including macroeconomic conditions, industry and market considerations, overall financial performance, market capitalization and relevant entity-specific events. Significant changes to these factors could impact the assumptions used in calculating the fair value of goodwill or intangible assets and may indicate potential impairment. As described in Note 12 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, during the quarter ended September 30, 2024, we determined that a triggering event had occurred and therefore performed a quantitative goodwill impairment test for the Digital Workplace Solutions reporting unit. As a result, we recorded a goodwill impairment charge of $39.1 million for the three months ended September 30, 2024. We will continue to conduct an impairment analysis of our goodwill and intangible assets on an annual basis, as well as whenever there are events or changes in circumstances (triggering events), which indicate that the carrying amount may not be recoverable. We could be required to record additional impairment charges in the future if any recoverability assessments reflect estimated fair values that are less than the recorded values of our reporting units. Further impairments of our goodwill or intangible assets would adversely affect our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933, as amended).
2025 Annual Meeting of Stockholders
The Board of Directors of the company has determined to hold the company’s 2025 annual meeting of stockholders on May 8, 2025, at a time and location to be set forth in the company’s notice of 2025 annual meeting and proxy statement.
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
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: October 30, 2024	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)