Form 10-K
period 2024-12-31
UNISYS CORP
filed 2025-02-21
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $273.1 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2024. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2025: 69,604,122
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
•our ability to grow revenue, expand profit margin and generate sufficient cash flows in our businesses;
•our ability to manage security incidents and breaches and other disruptions in our IT systems;
•our ability to adapt the adverse effects of volatile, negative or uncertain economic, geopolitical or political conditions as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;
•our ability to effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry;
•our ability to work with government and public sector clients and additional risks inherent in government and public sector contracting;
•our ability to meet our underfunded defined benefit pension plan obligations;
•our ability to maintain our credit rating or access financing markets;
•our ability to align employees and their skills with global client demand and retain and develop employees and management with strong leadership skills;
•our ability to respond to the potential adverse effects of aggressive competition;
•our commercial contracts may not be as profitable as expected or provide the expected level of revenue;
•our ability to manage the performance and capabilities of third parties with whom we have commercial relationships;
•our ability to protect or enforce our intellectual property rights and defend against infringement claims;
•our ability manage the business and financial risk in the completion of acquisitions or dispositions;
Legal and Regulatory
•our ability to comply with global legal and regulatory requirements;
•our ability to meet environmental, social and governance expectations and standards, achieve our sustainability goals, or comply with sustainability regulations or laws;
•our ability to manage exposure to legal proceedings, investigations and environmental matters;
•our ability to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures;
Accounting
•an impairment of goodwill or intangible assets; and
•our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

PART I
ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology (IT) solutions company that powers breakthroughs for the world’s leading organizations. We transform and manage mission-critical IT systems, software, applications and devices that power enterprises, financial institutions and public sector organizations around the world. Our clients rely on us to help solve many of their toughest business and technology challenges in highly complex, regulated and heterogeneous environments. Our solutions and services are provided through global delivery capabilities, which allows us to execute large-scale, rapid technology migration and modernization projects. From our origins dating back to 1873 through the formation of Unisys in 1986, we have built a legacy of innovation and a reputation of trust.
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
Our Market
The market in which we operate is broad and rapidly evolving, encompassing a wide range of technologies, services and solutions aimed at helping organizations improve their operations and achieve their business objectives. Organizations across the globe are harnessing technology to reimagine their business models and create competitive advantages. In addition to technical proficiency, our clients look to us for industry-specific expertise to help maximize the impact of their technology investments.
We believe our portfolio of solutions is aligned with the secular trends shaping demand in the areas of the market we serve.
Increasing Stakes of the IT Estate
Organizations are becoming increasingly reliant on the IT estate to achieve critical business and organizational outcomes. A well-built IT estate can prevent or minimize interruption and security vulnerabilities that can lead to catastrophic operational, competitive or reputational impact on organizations. At the same time, the accelerating pace of innovation has necessitated perpetual evolution throughout the technology stack at an increased pace while complex factors, like increased regulation, technical debt and skill gaps, become more pronounced. In this context, outsourcing to IT service providers is of increasing strategic importance, allowing clients to focus on their core businesses while leveraging external expertise to innovate, build, manage and optimize their IT estate both efficiently and effectively.
Multi-Cloud
Enterprises are increasingly adopting a multi-cloud strategy often leveraging a combination of public, private and SaaS clouds based on business and security needs, type of applications and cost considerations. Multi-cloud offers speed, flexibility and new technology adoption but introduces governance, workforce, financial and operational complexities. Navigating these challenges requires strong cloud governance, upskilled talent and dynamic cost controls. As artificial intelligence and digital initiatives continue to advance, businesses must focus on enabling rapid adoption of multi-cloud as a foundation to achieve these goals. Doing so requires deep expertise to manage and operate at scale, including expertise in more traditional IT infrastructure (e.g., data centers, servers and networking hardware).
Government and Enterprise Digitization
Citizens increasingly expect a digital experience when engaging government services such as voter registration, tax filing and application processes for licenses, permits, visas or passports. Governments and law enforcement agencies are also seeking to automate processes, leverage data to make better decisions and improve transparency and data sharing. Similarly, customers, employees, suppliers and partners expect a digital experience when interacting with enterprises. Enterprise IT organizations must evaluate a myriad of technologies, software platforms and tools to manage and optimize their technology infrastructure and multi-cloud environments that support mission-critical workloads to meet these expectations.

Proliferation of Data
Data has always been a critical enabler of informed decision-making for enterprises. Today, vast amounts of data are being transferred and processed to generate actionable insights, often from disparate sources or stored within disparate environments. The explosive growth in data volume and variety, coupled with the compliance and regulatory environment and ethical and privacy standards, are driving enterprises to set up or modernize their data ecosystems. As a result, advanced paradigms for data engineering, data infrastructure, data lakes and data products combined with streaming and batch data capabilities are being used. Predictive analytics and traditional AI enable better informed decision-making and generative AI leverages previously unwieldy unstructured and semi-structured data, forcing complex enterprises to enhance their data strategies.
Artificial Intelligence
AI and automation continue to be interwoven to drive value. Organizations are leveraging AI to automate IT operations spanning security, development and networking to continually monitor, identify and proactively respond to performance issues. Organizations are also using AI to automate repetitive tasks, facilitate enterprise access to knowledge and reduce operational costs. Customer and employee experience is being transformed through generative AI agents and chatbots, providing personalized and responsive interactions. Research and development costs and development timelines are being reduced through code generation technologies leveraging Large Language Models (LLMs). In marketing, for example, AI and generative AI enable targeted campaigns, personalized recommendations and customer segmentation, leading to more effective and data-driven strategies. Overall, integrating AI and embedding LLMs into business processes enhance decision-making, operational agility and customer service, which we believe contribute to a competitive advantage in the modern business landscape.
Advanced Computing
Maximizing the value of data requires organizations to process their structured and unstructured data and embedded LLMs rapidly and at scale, across disparate environments. This involves complex orchestration of data, computing and security across multi-cloud environments. To effectively execute advanced analytics and AI at scale, organizations must develop diverse, advanced computing capabilities such as quantum, high-performance computing and hybrid compute architectures to support workloads across these layers. They must also move quickly to transition to industry-specific, data-driven application layers and deploy new techniques, such as post-quantum encryption, to protect access to data. Application layer modernization, increasing security threats and AI adoption are also spurring demand for computing capacity, reliable power and specialized expertise in configuring, cooling and maintaining the infrastructure supporting advanced computing workloads.
Cybersecurity
The evolving threat landscape, driven by sophisticated adversaries, rapid technological advancements, changing regulatory environment and growing exposure across the enterprise IT ecosystem, demands a more proactive approach to cybersecurity. Organizations are increasingly recognizing that cybersecurity is not the responsibility of a single department but a collective obligation across the entire enterprise. Ensuring comprehensive security throughout the data lifecycle is critical, as businesses embed security into every aspect of their design, build, transformation and operational processes. To address the security challenges posed by emerging technologies such as AI and quantum computing, organizations must adopt adaptive and transformational security strategies, including post-quantum cryptography, to stay ahead of rapidly evolving threats.
Our Solutions
We provide our global clients with advice and essential capabilities to architect, develop, modernize, implement and integrate the technologies that power their organizations. Our offerings are delivered on a standalone basis or through integrated solutions that may incorporate proprietary Unisys capabilities, a Unisys-managed service and/or technology from our ecosystem of trusted Alliance Partners, a network of partners spanning leading technology, software and services companies with whom we collaborate and develop joint solutions and services.
Our organizational structure aligns with our clients’ evolving needs, reflected in three reportable segments:
•Digital Workplace Solutions
•Cloud, Applications & Infrastructure Solutions
•Enterprise Computing Solutions
Digital Workplace Solutions (DWS)
We help clients empower their workforce, while providing end-to-end IT support resulting in improved retention, collaboration and performance. We deploy, integrate and manage enterprise technologies as well as data-driven solutions for a seamless workplace experience. Our data and analytics drive business outcomes, including improved employee experience, operational efficiency and workforce transformation. Our solutions feature intelligent workplace services, proactive experience management and collaboration tools that support business growth. Our innovative approach and focus on Experience-Level Agreements (XLAs) ensure clients receive tailored solutions that enable today’s technology advancement for the betterment of the workforce while continuously adapting to leverage future trends.
Our DWS offerings include:
•Intelligent Workplace Services. We redefine traditional technology support and field services with innovative solutions designed to enhance the end-user experience anytime, anywhere, and on any device. Our Next-Gen Service Desk, Touchless Experience and Enterprise Knowledge Management solutions and capabilities ensure that our clients receive holistic, hyper-personalized, seamless and consistent omnichannel support. Our Field Services model is multi-faceted. It can be delivered as a traditional IT support solution or expanded to service newer technologies, such as next-generation liquid cooling systems and non-traditional technology environments such as electronic vehicle charging stations. Additionally, Unisys Field Services can be implemented directly for an organization or delivered as a private label service offering for hardware original equipment manufacturers.
•Unified Experience Management. Our Experience-as-a-Service (XaaS) offering is a managed service designed to deliver proactive device, application and technology service improvement across organizations. Through a combination of digital experience monitoring software, automation services, AI and machine learning technologies, XLAs and our Experience Management Office, XaaS proactively identifies technology performance issues and delivers actionable, persona-based insights to improve the end-user experience. In addition to implementing automated workflows to prevent issues from recurring, XaaS can also predict and resolve issues before they occur to deliver a consistent employee experience.
•Modern Device Management. We provide unified endpoint management, virtual desktop infrastructure, and hardware and software asset management solutions for remotely provisioning, tracking, managing and protecting smartphones, tablets, laptops, and Internet of Things (IoT) devices. These offerings allow clients to flexibly manage and optimize device investments according to shifting organizational priorities and needs. Unisys Device Management solutions enable organizations to centrally and remotely deploy, track, manage and defend entire fleets of devices connecting to their corporate network, improving client security posture while enhancing the employee experience.
•Workplace as a Service. Workplace-as-a-Service is a portfolio of Unisys-provided solutions encompassing device subscription services and enterprise service management. Unisys owns and manages the entire workplace stack consolidating controls into a single integrated dashboard and freeing internal client resources to concentrate on essential business objectives. Our Device Subscription Service allows IT to easily manage device use, IT asset provisioning, asset deployment, support and asset retirement with intelligent refresh to optimize capital expenditures. Our Enterprise Service Management solution provides a comprehensive, secure, and modular approach to IT service management (ITSM) that integrates with world renowned ITSM and Contact Center platform partners, ensuring a smooth fit into existing multi-modal enterprise ecosystems.
•Seamless Collaboration. We support communication with solutions and managed services for designing, deploying, managing and governing complex client ecosystems of unified communications and collaboration applications, productivity applications, meeting rooms and third-party productivity tools. We integrate advanced technologies to deliver engaging and collaborative experiences that simplify workflows and enhance user satisfaction. We also have a new workplace solution, which assists organizations with the process of optimizing their real estate to create the most environmentally friendly, productive and cost-efficient workspaces. By leveraging our expertise, clients can optimize their communication infrastructure, ensuring reliable and secure interactions across their organization.
Cloud, Applications & Infrastructure Solutions (CA&I)
We accelerate digital transformation in the critical areas of cloud migration and management, as well as application and infrastructure transformation and modernization. Our solutions accelerate multi-cloud adoption and help our clients leverage the flexibility and efficiency of the cloud to deliver business growth. We protect compute and operating environments via our cybersecurity solutions and services. Our in-house developers also design and build customized enterprise applications that address our clients’ needs with long-term support to manage and evolve applications over time.
Our CA&I solutions include:
•Cloud Services. We deliver cloud services to design, establish, transform and manage complex, secure and resilient multi-cloud environments composed of private, public and SaaS clouds. Our solutions integrate cloud management platforms, observability, AI-powered operations, financial analysis and optimization, and advanced automation as a service model. Through these solutions, we centralize the management and control, automate operations and consolidate monitoring, reporting, capacity and planning workloads across a variety of cloud environments beyond public clouds, including specialization in private cloud and data center managed services.

•Cloud AI Services. Unisys Cloud AI Services help organizations accelerate their AI journey by establishing robust AI foundations enabling enterprise-wide AI adoption, scalable AI transformation, and delivering AI-powered customer experiences and domain-specific outcomes. From establishing scalable AI ready infrastructure, to enabling seamless AI integration, to leveraging industry-leading LLMs and operating at scale, these services drive agility, innovation, and competitive advantage. Leveraging our advanced Cloud AI services and portfolio, clients can enhance decision-making, automate processes and power business acceleration.
•Application Services. We help clients design and execute their application strategies. We develop, transform and manage enterprise applications with capabilities to refactor, rebuild, or rearchitect legacy applications for hybrid, multi-cloud environments. We also develop cloud-native, tailored applications and implement enterprise software and applications of our technology partners.
•Data Services. We provide services and data engineering capabilities to transform and modernize data at scale. Our data services efficiently integrate, manage, govern and analyze enterprise data and data models for improved insight and performance. We also advise clients on their AI strategies for investing, rationalizing, and measuring AI investments and infuse analytics and AI into many of our CA&I solutions, with a focus on delivering business outcomes.
•Cybersecurity. We provide transformation, implementation and managed services to streamline security environments and meet rapidly evolving security challenges. We enable protection of critical business assets of clients through Digital Identity and Access Management, Cyber Recovery, Continuous Threat Exposure Management, Managed Detection and Response, and Secure Network Access that safeguards data and application access with a Zero Trust framework.
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
•ClearPath Forward is a flexible collection of products and platforms that provide secure, scalable operating environments for high-intensity enterprise computing. It provides a tested integrated stack of software products that run on a range of modern commonly deployed Intel x86 server platforms, selected cloud and virtualization environments. Clients can deploy it as a Unisys-provided integrated system in their private cloud via software services or in commonly used public cloud environments. Unisys’ ClearPath Forward 2050 strategy ensures that clients can count on their ClearPath Forward investments to operate their most critical business applications and processes for decades to come, along with expert services to aid them in maximizing the value of ClearPath Forward.
Our Specialized Services and Next-Gen Compute solutions include:
•Specialized Services. We provide services to manage and modernize infrastructure, and mission-critical systems that run on or integrate with our proprietary ClearPath Forward operating system or sit within the broader technology stacks of our ECS client base.
•Next-Generation Computing. We help clients explore and diversify computing capabilities in areas including high-performance computing to optimize workload execution in diverse environments. As clients work to generate value at scale from their data-centric AI investments, we provide expertise on where best to execute and manage workloads depending on the desired outcome. These outcomes vary, from most cost-efficient execution, to fastest completion, to partial workload execution or fragmentation of a complex query. We support decision-making for deployment of resources in a variety of contexts, including public cloud, private cloud, on-premises, and as-a-service consumption.
•Industry Solutions. We believe our blend of industry, data and computing expertise, as well as our experience leveraging AI, gives us an ability to develop high-value solutions for our ECS client base.Our portfolio includes a suite of cargo management solutions targeting the travel and transportation vertical serving cargo carriers, freight forwarders and third-party logistics companies. This includes proprietary solutions such as Cargo Core (shipment lifecycle management), Cargo Portal (multi-carrier air cargo booking portal) and Unisys Logistics OptimizationTM , a real-time cargo capacity, routing and warehousing solution powered by a combination of AI, advanced analytics and emerging technologies.

Other Solutions
We also provide clients with a wide range of micro-market and business process solutions, often involving a high level of customization, automation, and in many cases, technology and knowledge that is proprietary to Unisys. Many of our business process solutions clients seek to meet requirements for 24x7 operations or to increase business flexibility and operational efficiency through process automation, especially for high-volume or labor and time-intensive workflows. These solutions are typically delivered through local market teams and span mission critical functions such as digital mortgage processing for financial services clients, integrated portfolio and investment management for clients with large capital investments, and data aggregation and presentation solutions for public and local law enforcement agencies.
Subsequent Event
In January 2025, the company made changes to its organizational structure to better align its portfolio of solutions to more effectively address evolving client needs and take further advantage of the synergies across the company’s reportable segments. The company’s business processing solutions, which were reported within Other, have been integrated into the company’s ECS and CA&I reportable segments. Additionally, the company’s application development solution, which was reported within ECS, has been operationally centralized within CA&I increasing delivery speed and reducing total costs for our clients by enhancing standardization of development tools, architectures and training. These changes did not impact the company’s consolidated financial statements as of December 31, 2024 and will be reflected prospectively, with comparable prior period data, in the company’s first quarter 2025 Form 10-Q.
Go-to-Market
We market our solutions and products primarily through a direct sales force and a central marketing department focused on increasing awareness and visibility for our portfolio of solutions and services, including managing our relationships with industry analysts and consultants who can influence client decisions. Complementing our direct sales force, we leverage a select group of resellers and alliance partners to market our solution and services portfolio. In many cases, we may jointly develop integrated solutions with our partners that we directly or jointly sell to our clients. In certain countries, we market primarily through distributors.
Our direct global sales force consists of sales executives focused on attracting new clients and client executives responsible for account retention, services growth and client satisfaction. Our sales teams work and collaborate closely with client technology officers who establish technology and innovation roadmaps aimed at achieving business outcomes, client security officers who evaluate threats and improve clients’ security environments, and client delivery executives responsible for delivery excellence.
To support collaboration and cross-selling across our global client teams, our commission structure is based on a combination of individual targets aligned with our business objectives such as growing revenue with existing clients and prospects, improving delivery efficiency and generating in-year revenue, among others.
Our Clients
We deliver advanced IT solutions and services to some of the largest commercial and public sector clients around the world. Our public sector clients primarily consist of state, local and non-U.S. governments and agencies, as well as global not-for-profit organizations. Overall, our commercial clients are well-diversified across sectors. However, certain of our enterprise computing and business process solutions have a more concentrated client base, particularly in the areas of travel and transportation, financial services and healthcare. In 2024, no single client accounted for more than 10% of our revenue.
Our Strategy
Our primary objective is to increase the value we create for our clients to support our financial objectives of improving our revenue growth, profitability and free cash flow. In that spirit, we evolve our solutions and services to enable our clients to continue making breakthroughs, optimizing their processes and furthering our mission to grow through our clients’ successes. Our efforts include continually developing, evolving and upskilling our global associate workforce and our ecosystem of strategic alliance partners that we leverage to help deliver mission critical IT operations and support.
In addition to innovating and continually upskilling our global talent and partnerships, we are executing against six key strategic imperatives:
•Land and Expand. Our go-to-market involves landing initial engagements with prospective clients and subsequently expanding our relationships across additional solutions, segments and geographies to fortify client relationships. Initial engagements may be shorter-term projects or advisory work with accelerated paths to value or longer-term recurring, managed service contracts. These engagements allow our associates to build client trust and an understanding of each client’s organization, technology systems, operational challenges and objectives. Our focus on high-quality delivery and business outcomes supports our renewal rates and efforts to expand the volume and scope of services and solutions we provide to our clients.
•Addressable Market Growth. We aim to expand the breadth and depth of our solution portfolio to address an increased portion of the IT services market, focused on high-growth or margin opportunities in each segment. These efforts include organic and inorganic investment, talent acquisition and partnership expansion overlaid by an industry approach. In addition to our large enterprise and government clients, we are also focused on expanding our market share with mid-sized clients. We believe our breadth of solutions, industry expertise, expanding partner ecosystem and agile delivery model position us to fill skills gaps and simplify digital transformation at scale for mid-size clients for whom our larger market competitors may underserve.
•Solution Development. Our approach to solution development draws from the tools and technologies of our alliance partners, our expertise in solution integration and orchestration, in-house development capabilities and industry expertise. Continually evolving each of these key solution development components is important to architect outcome-based or industry-relevant solutions. Where possible, we aim to develop and utilize standard architectures that can be deployed and scaled efficiently across our segments and client base, while retaining flexibility and variability to meet specific client needs. Increasingly, we are embedding AI throughout our solutions and development, and investing to capitalize on AI-driven demand for core managed services and adjacencies.
•Alliance Partners. Our partner ecosystem enables collaborative innovation and development of joint solutions and services that enhance the performance, cost controls and competitive advantages our clients can achieve. We regularly collaborate to build, market and co-sell with this global network of partners spanning leading technology, software and services companies. We also provide systems integration, software implementation and custom engineering services in collaboration with specialized software and technology partners within specific industries. As the technology landscape changes, we seek to develop, maintain and expand our ecosystem of trusted partners with whom we jointly build, market and co-sell value-added solutions so we can bring cutting-edge solutions and services to our clients and proactively address their most relevant challenges.
•Delivery Optimization. Our solutions and services are supported by our delivery capability, which provides comprehensive, mission-critical services that address the evolving needs of our clients who operate in complex, highly regulated industries worldwide. We work to improve our delivery efficiency by increasing automation and optimizing our geographic labor distribution. We are also centralizing our application development capabilities to achieve efficiencies of scale, standardization, and training that will enhance client value. We utilize strategic account management processes to proactively lead clients using our traditional solutions on a pathway of transformation into higher-value solutions for them and us.
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
We compete primarily based on service quality, product performance, technological innovation, price and reputation, among other factors. We believe that our investment in enhancing and expanding our IT solutions and services, coupled with investment in our go-to-market capabilities, will favor our competitive position. For more information on the competitive risks we face, see “Risk Factors” (Part I, Item 1A of this Form 10-K).
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

Patents, Trademarks and Licenses
As of January 31, 2025, Unisys owns over 380 active U.S. patents and over 29 active patents granted in seven non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. Our business is not materially dependent upon any single patent, patent license or related group thereof.
Unisys also maintains 15 U.S. trademark and service mark registrations, and over 250 additional trademark and service mark registrations in 42 non-U.S. jurisdictions as of January 31, 2025. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored and protected by Unisys and its agents.
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
Backlog
At December 31, 2024, backlog was $2.8 billion, compared to $3.0 billion at December 31, 2023. Approximately $1.2 billion (42%) of 2024 backlog is expected to be converted to revenue in 2025. Although we believe that this backlog will be executed, the orders may be canceled, in some cases with or without penalty.
Human Capital
People
At December 31, 2024, Unisys employed approximately 15,900 professionals across the globe, of which 2,500 were located in the United States and 13,400 were located in other countries around the world.
Culture
At Unisys, we champion our employees in every phase of their career. We aspire to create a winning culture where our employees challenge themselves and others. Through frequent engagement, a robust talent management strategy, a strong focus on total wellbeing and an ongoing commitment to a holistic environment, our employees quickly realize that Unisys is invested in their success.
We are focused on having a workforce that represents the communities in which we live and serve. Integrity is at the core of our business practices. We are committed to promoting a culture of ethical behavior and integrity. Our corporate program is designed to prevent, detect and address violations of applicable laws and regulations through our Code of Ethics and Business Conduct and our compliance policies and education programs, which include tools specifically designed to support ethical decision-making. We are committed to protecting employees who speak-up to report good-faith concerns, and maintain a compliance helpline that is available worldwide to support the reporting of such concerns without fear of retaliation.
Engagement
Actively engaging with our employees is important to us. To better understand employee satisfaction and organizational culture, we survey our employees annually to gather critical feedback. The results provide transparent feedback that helps us continually improve our workplace environment. We consistently have high employee participation in these surveys, with an 82% participation rate in 2024.
Developing and Retaining our Talent
We recognize and value the growth of our employees by promoting continuous learning and professional development. Through educational opportunities with leading third-party programming and content providers, employees can hone their technical, business and leadership skills. Learning resources include audiobooks, courses, virtual labs, video instruction, skill assessments, role-based learning paths, mentoring and instructor-led boot camps. These resources provide a critical path to upskilling, career mobility, retention and leadership succession.
Retaining our employees is crucial to our success. Aside from developing our talent and providing career growth, we are committed to the health, safety and wellness of our employees. We provide our employees a wide variety of benefits and resources, including health and welfare benefits, flexible time-off and employee assistance programs. We offer market competitive rewards through internal recognition programs, incentive-based bonus plans, a company matched 401(k) plan and a pay-for-performance philosophy. Our focus on retaining employees is reflected in our relatively low voluntary attrition rate of 11.8% for 2024.
Available Information
Our investor website is located at www.unisys.com/investor. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. We also make available on our website our Restated Certificate of Incorporation, Amended and Restated Bylaws, Guidelines on Significant Corporate Governance Issues, the charters of the Audit and Finance Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee and Security and Risk Committee of our Board of Directors, the Insider Trading Policy and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our website to be part of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning the executive officers of Unisys as of February 15, 2025, is set forth below.

Name	Age	Officer Since	Position with Unisys
Peter A. Altabef	65	2015	Chair and Chief Executive Officer
Michael M. Thomson	56	2015	President and Chief Operating Officer
Debra McCann	52	2022	Executive Vice President and Chief Financial Officer
Ruchi Kulhari	43	2024	Senior Vice President and Chief Human Resources Officer
Teresa Poggenpohl	63	2021	Senior Vice President and Chief Marketing Officer
Kristen Prohl	51	2023	Senior Vice President, General Counsel, Secretary and Chief Administration Officer
Shalabh Gupta	63	2017	Vice President, Tax and Treasurer
David Brown	46	2023	Vice President, Chief Accounting Officer and Corporate Controller
There is no family relationship among any of the above-named executive officers. Our Amended and Restated By-Laws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Altabef has served as Chair of the Board of Directors since 2018 and as Chief Executive Officer since 2015. He also served as President of the company from 2015 to March 2020 and from December 2021 to May 2022. Prior to joining Unisys in 2015, Mr. Altabef was the President and Chief Executive Officer, and a member of the board of directors, of MICROS Systems, Inc. from 2013 through 2014, when MICROS Systems, Inc. was acquired by Oracle Corporation. He previously served as President and Chief Executive Officer, and a member of the board of directors, of Perot Systems Corporation from 2004 until 2009, when Perot Systems was acquired by Dell, Inc. Thereafter, Mr. Altabef served as President of Dell Services (a unit of Dell Inc.) until his departure in 2011. Mr. Altabef is a member of the boards of directors of NiSource Inc. and Petrus Trust Company, L.T.A., and the advisory board of Merit Energy Company, LLC. He is also a member of the President’s National Security Telecommunications Advisory Committee (NSTAC) and a trustee of the Committee for Economic Development (CED) of The Conference Board. He previously served as Senior Advisor to 2M Companies, Inc. in 2012, and served as a director of Belo Corporation from 2011 through 2013. Mr. Altabef has been an executive officer since 2015. Mr. Altabef will cease serving as the company’s Chief Executive Officer on March 31, 2025 and will remain Chair of the Board of Directors, effective April 1, 2025.
Mr. Thomson has been President and Chief Operating Officer since May 2022. Prior to this role, Mr. Thomson served at Unisys as Chief Financial Officer since 2019 and as Executive Vice President since 2021 after having served as Senior Vice President since 2019. Mr. Thomson served as Vice President and Corporate Controller from 2015 to 2019. Mr. Thomson served as Controller of Towers Watson & Co. from 2010 until 2015, and he previously held the same position at Towers Perrin from 2007 until the consummation of that firm’s merger with Watson Wyatt in 2010. He also served as principal accounting officer of Towers Watson from 2012 until 2015. Prior to that, Mr. Thomson worked for Towers Perrin as Director of Financial Systems from 2001 to 2004 and then Assistant Controller from 2004 to 2007. Prior to joining Towers Perrin, Mr. Thomson was with RCN Corporation, where he served as Director of Financial Reporting & Financial Systems from 1997 to 2001. Mr. Thomson has been an executive officer since 2015. Effective April 1, 2025, Mr. Thomson will serve as Chief Executive Officer and President and a member of the Board of Directors.
Ms. McCann has been Executive Vice President and Chief Financial Officer since May 2022. Prior to joining Unisys, Ms. McCann was at Dun & Bradstreet, Inc., a global provider of business decisioning data and analytics, from 2009 until April 2022, where she held roles of increasing responsibility, including as Treasury Director, Assistant Treasurer, and Treasurer and Senior Vice President, Investor Relations and Corporate Financial Planning and Analysis. Prior to Dun & Bradstreet, Ms. McCann held leadership roles at Cegedim, a technology and services company, and AT&T, Inc., an American multinational telecommunications and technology holding company. She has been a member of the board of directors and the audit committee of VeriSign, Inc. (NASDAQ: VRSN) since October 2024. Ms. McCann has been an executive officer since May 2022.

Ms. Kulhari has been Senior Vice President and Chief Human Resources Officer since April 2024. Prior to joining Unisys, she served as Executive Vice President and Chief People Officer at Coforge, Ltd., a global digital information services and solutions provider, from 2019 to April 2024. Prior to that Ms. Kulhari served as Global Head of Human Resources - Business Consulting and Americas/Australia/UK Human Resources Head for Data Analytics at Exlservice Holdings, Ltd., a global analytics and digital solutions company, from 2016 to 2019. She also held increasingly senior roles at Infosys Limited, a global leader in digital information technology services and consulting, from 2005 to 2016. Ms. Kulhari has been an executive officer since April 2024.
Ms. Poggenpohl has been Senior Vice President and Chief Marketing Officer since April 2021. Prior to joining Unisys, she ran a consulting firm, Poggenpohl Consulting, which she founded in January 2020. Ms. Poggenpohl served as the Chief Marketing and Communications Officer for North America at Accenture, a global professional services company, from 2016 to 2019. Prior to this role, Ms. Poggenpohl held senior leadership positions within Accenture for more than twenty years. Ms. Poggenpohl has been an executive officer since May 2021.
Ms. Prohl has been Senior Vice President, General Counsel, Secretary and Chief Administration Officer since August 2023. Prior to joining Unisys, she served as Vice President, Deputy General Counsel, Chief Compliance Officer and Corporate Secretary at ITT Inc., a manufacturer of highly engineered critical components and customized technology for the transportation, industrial and energy markets, from July 2021 to July 2023. Prior to that role, Ms. Prohl served as Associate General Counsel and Assistant Secretary at American International Group, Inc., a global insurance organization from June 2019 to July 2021. From 2016 to 2018, Ms. Prohl served as Senior Vice President, Chief Counsel, Corporate Law and Assistant Secretary at CA Inc. (d/b/a CA Technologies), a multinational enterprise software developer and publisher. From 2006 to 2011, Ms. Prohl served increasingly senior roles at Starwood Hotels & Resorts Worldwide, Inc., a global hotel and leisure company, most recently as Vice President, Chief Regulatory Counsel. Earlier in her career, Ms. Prohl was a corporate associate at Proskauer Rose LLC. Ms. Prohl has been an executive officer since August 2023.
Mr. Gupta has been Vice President, Tax and Treasurer since 2017. Prior to Unisys, Mr. Gupta served as Vice President and Corporate Treasurer for Avon Products, an American-British multinational cosmetics, skin care, perfume and personal care company from 2012 until 2016. He also served as Treasurer for Evraz North America, Inc., a manufacturer of engineered steel products for rail, energy and industrial end markets, from 2011 to 2012, and held the roles of Senior Vice President and Corporate Treasurer from 2007 to 2011, Vice President and Assistant Treasurer from 2005 to 2007 and Managing Director, Capital Markets, Pensions, Foreign Exchange from 2004 to 2005 at Sara Lee Corporation, an American consumer goods company. Mr. Gupta also previously held treasury roles at Delphi Corporation, a global supplier of automotive parts and electronics, and General Motors Corporation, an American multinational automotive manufacturing company. Mr. Gupta has been an executive officer since 2017.
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
Our strategy places an emphasis on growing revenue, including specifically from higher-value and higher-margin offerings and our ability to profitably grow revenue and generate cash flows in our businesses depends on our ability to win contracts with clients for higher growth and higher-margin solutions. This in turn depends on our ability to offer solutions that meet demand, efficiently utilize delivery personnel and meet our clients’ technology needs. Revenue and profit margin in these businesses are a function of both the portfolio of solutions sold and the rates we charge. The rates we charge for our solutions are affected by several factors, including clients’ perception of our ability to add value, introduction of new offerings by us or our alliance partners, market pricing pressure, and general economic conditions such as inflation or an economic downturn, or the perception of the risk of these occurrences. Chargeability is also affected by several factors, including our ability to transition resources from completed projects to new engagements, leveraging low cost locations, and our ability to forecast demand for services and thereby maintain appropriate resource levels. Our results of operations and financial condition may be materially adversely impacted if sales of higher-margin offerings do not offset declines in revenue and profitability of lower-margin offerings, including contracts that we voluntarily exit.
Cybersecurity incidents, security incidents and breaches and other disruptions in our IT systems have occurred and will continue to occur and could result in the incurrence of significant costs as well as harm to our business.
Our business includes managing, processing, storing and transmitting information, including proprietary, confidential, client, employee and personal information, intellectual property and proprietary business information. This information is housed within our own information systems (a combination of on-premise and third-party cloud providers), the cloud and those that we design, develop, host or manage for clients. These systems are critical to business activities for Unisys and our clients’ and unauthorized access to, disruption of, or attacks on these systems pose serious risks, which have and may in the future compromise confidentiality, integrity and availability of data. In addition, negligent, intentional or improper conduct of our employees or third parties working on our behalf with access to our IT systems and systems we use to manage our clients and the sensitive information housed therein have and may in the future adversely affect our business and reputation.

We have experienced, and will continue to experience, cybersecurity attacks and other security incidents and breaches that have and, in the future, could result in access to, or in some instances, loss or disclosure of, sensitive information that would require significant human and financial resources to respond. These include cybersecurity attacks from computer hackers, cyber criminals, including nation states and nation state-sponsored actors, insiders and other malicious internet-based adversaries. The sophistication and occurrence of cybersecurity attacks and other security breaches continue to increase globally, and our systems, including the systems of our outsourced service providers, have been and may in the future be targeted by attacks such as infiltration of “fake employees” enabling laptop farming schemes, Internet of Things, cybersecurity attacks, denial of service attacks, wireless network attacks, viruses and worms, malicious software, ransomware, malware, misconfigurations, software supply chain attacks, application centric attacks, peer-to-peer attacks, phishing, vishing and smishing attempts, backdoor trojans, distributed denial of service attacks, social engineering, including deepfake attacks, business email compromises and cybersecurity-extortion, among other cybersecurity threats. As a known provider of IT solutions, we are and will remain an attractive target for such attacks. Furthermore, our industry subjects us to elevated risk and, accordingly, security vulnerabilities can occur and will continue to occur across a broad range of hardware, software or other infrastructure, increasing for us the potential of occurrence and the cost of response and remediation. These attacks have been successful against us and those of our third-party service providers and have resulted in, and in the future could result in, misappropriation, misuse, alteration, theft, loss, corruption, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property, personal information, and data of the company, third parties, employees, clients or others. For example, in 2022, the company disclosed a cybersecurity attack involving our software lab environment, which caused no service disruptions for our operations or, to our knowledge, to our clients, but resulted in the exfiltration of source code for our cybersecurity and product and platform software. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and are growing in sophistication, which increases the risk and severity when they occur. Additionally, limitations in the ability of our IT teams to remain up-to-date with the volume of common vulnerabilities and exposures that require constant patching that often compete with the availability of service to our customers. In addition, we rely on our suppliers’ tools and services to adequately detect, report and respond to cybersecurity incidents, cybersecurity attacks and other security incidents and breaches, which could affect our ability to report or address these incidents effectively or in a timely manner. An increase in consumption of public cloud services also elevates the risk to our environment, as securing cloud workload regularly involves new skills, tools and processes. The introduction of AI and quantum computing is also raising the risk level as it opens new possibilities for threat actors to launch complex attacks combining social engineering and new and classic hacking techniques, including quantum computing enabled “steal now decrypt later” schemes. Similarly, the threat of malicious cybersecurity activity from nation states and other sophisticated actors continues to increase, particularly with geopolitical turmoil and global conflicts like those in the Ukraine and Middle East.
Any disruption, termination or substandard provision of services, including by us or third-party cloud providers, has affected, and in the future could materially and adversely affect, our business by disrupting normal IT operations, customer service, accounting and technology functions, affecting our ability to comply with our financing arrangements and otherwise impacting our ability to manage our business. Disruption, termination or substandard provision of services could be the result of localized conditions (such as power outages, telecommunications failures, fire or explosion), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as storms, earthquakes, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts). We have incurred such disruptions, which have resulted and could result in further substantial repair or replacement costs and/or data loss or other impediments that affect our ability to run our business. To date these disruptions have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future, and such disruptions have in the past and may in the future have the impacts discussed below.
Cybersecurity incidents, security incidents and breaches and other disruptions in our IT systems have exposed, and in the future could expose, us to liability, litigation and regulatory or other government action, which could result in the loss of existing or potential clients, damage to our brand and reputation, damage to our competitive position and financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and security breaches and implementing remediation measures is and could continue to be significant. These financial consequences include the costs associated with obtaining and maintaining cybersecurity insurance.
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
For information on our cybersecurity risk management, strategy and governance, see “Cybersecurity” (Part I, Item 1C of this Form 10-K).

Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic, geopolitical or political conditions as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases.
Approximately 57% of our total revenue for 2024 was derived from international operations. Given our global operations, macroeconomic conditions - like foreign currency exchange rate fluctuations, currency restrictions and devaluations, increases in inflation rates, potential recessions and weaker intellectual property protections in some jurisdictions - as well as geopolitical and political conditions, affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and political conditions have in the past, and could in the future, undermine business confidence in markets where we operate or plan to operate, which could cause our clients to reduce, defer or eliminate spending on new initiatives and technologies or existing contracts, both of which could negatively affect our business. Growth in some markets we serve has slowed and could continue to slow, stagnate or contract. The same could occur in other markets where we do business or plan to do business. Because we operate globally and have significant businesses in many markets, an economic slowdown in any key markets such as in the United States or Europe could adversely affect our results of operations.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could adversely impact our business. Tariffs or other trade restrictions could materially increase costs on us if such costs cannot be passed onto our clients. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs. Trade disputes could also adversely impact global supply chains, which could further increase costs for us and our customers or delay delivery of key inventories and supplies.
Ongoing economic, geopolitical and political volatility and uncertainty and changing demand patterns affect our business in several ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans. Economic, geopolitical and political volatility and uncertainty is particularly challenging because it may take time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Additionally, our business has been, and can in the future be, adversely impacted by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases, as such events have unpredictable consequences on the world economy and our operations. Changing demand patterns from economic and political volatility and uncertainty, including because of increasing geopolitical tensions, inflation, economic downturns and changes in global trade policies and their impact on us, our clients and the industries we serve, have in the past had a negative impact and could in the future have a significant negative impact on our results of operations.
Our inability to effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry could affect our results of operations and cash flows.
Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the changing needs of our clients. Our services and solutions are continually evolving because of machine learning and AI, including generative AI, augmented and virtual reality, automation, Internet of Things, hybrid computing architectures like quantum, high performance and edge computing, infrastructure and network engineering and intelligent connected solutions. As we expand our services and solutions, we may be exposed to operational, legal, regulatory, compliance, ethical, technological and other risks specific to these new areas, which may negatively affect our results of operations, cash flows, reputation and demand for our services and solutions. Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud, data and AI solutions, could affect the nature of how we generate revenue. Some of these technological developments have reduced and replaced some of our historical services and solutions and will continue to do so in the future. This has caused, and may in the future cause, clients to delay spending under existing contracts and delay entering into new contracts while they evaluate new technologies. Furthermore, if we are unable to introduce new pricing or commercial models that reflect the value of technological innovation or if the pace and level of spending on new technological developments are not sufficient to make up any shortfall.
Developments in the industries we serve, which may be rapid, could also shift demand to new services and solutions. If we are unable to offer new services and solutions that match client demand because of changes in the industries we serve, we may be less competitive and need to make significant investment to adapt. For example, if we fail to continue to develop leading machine learning and AI services and solutions, including generative AI, we may lose future opportunities.
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
A significant amount of our business comes from government and public sector clients. Our clients include national, provincial, state and local government entities, located in a variety of countries. This work carries various inherent risks, including, but not limited to, the right to audit our contract costs and conduct inquiries and investigations of our business practices and compliance with government and public sector contract requirements, such as security clearance, certifications, and the inherent limitations of internal controls may not prevent or detect all improper or illegal activities. Negative findings in such audits, investigations or inquiries could affect our future sales and profitability due to a wide range of consequences, including breach and termination of contracts, forfeiture of profits, suspension of payments, loss of certifications, fines and suspensions or debarment from doing business with new and existing government and public sector clients. In the ordinary course of business, we have had findings in connection with client requests, audits, investigations and inquiries related to government work and public sector clients. We have experienced some adverse consequences, as a result, and may in the future experience further adverse consequences because of our work with government and public sector clients, which could materially affect our future results of operations.
Government and public sector clients typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government and public sector clients usually reserve the right to change the scope of, or terminate these projects for lack of approved funding at their convenience. Changes in government or political developments, including changes in administrations or regimes, like the recent administration change in the United States, government closures or shutdowns, budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government or public sector client to cover termination costs, we may not be able to fully recover our investments.
Political and economic factors such as changes in leadership or key executive, legislative or regulatory bodies and decision makers, revisions to governmental tax, tax policies or other regulatory regimes could affect the number and terms of new government and public sector contracts signed or the speed at which new contracts are signed, decrease future levels of spending and authorizations for programs that we bid, shift spending priorities to programs in areas for which we do not provide services and/or lead to changes in enforcement or how compliance with relevant rules or laws is assessed. The occurrences or conditions described above have had an adverse impact on our results of operations and could have a material adverse effect on our business or our results of operations in the future.
We have been, and expect in the future to be, required to contribute additional cash to meet our significant underfunded defined benefit pension plan obligations, and these contributions could have a material impact on our operations, financial condition and liquidity.
We have significant underfunded obligations under our U.S. and non-U.S. defined benefit pension plans. In 2024, we made cash contributions of $21.9 million, primarily for our international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates, expected returns and current funding agreements, we estimate cash contributions of approximately $92 million in 2025, primarily for our U.S defined benefit pension plans. We estimate total cash contributions to our U.S. and non-U.S. defined benefit pension plans of approximately $120 million in 2026 and approximately $750 million in the aggregate from 2027 through 2034. Estimates for future cash contributions are likely to change based on several factors including volatility in the capital markets, discount rate changes, asset return changes, or changes in economic or demographic trends. There have been significant increases in forecasted contributions to our U.S. plans and non-U.S. defined benefit pension plans in the past and such forecasts can be significantly impacted in the future.
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
As of December 31, 2024, we had $485 million aggregate principal amount of our 6.875% Senior Secured Notes due November 1, 2027 (the 2027 Notes). Our business may not generate cash flows from operations sufficient to pay off these notes and we expect that we will need to refinance these notes prior to maturity or explore additional sources of debt and/or equity to repay these notes. The agencies rating our indebtedness regularly evaluate us and determine our credit ratings based on several factors. In 2024, for example, we were placed on negative watch by Moody’s and downgraded from B+ to B by Standard & Poor’s 500. These factors include our financial strength and ability to generate earnings and cash flows, as well as factors not entirely within our control, such as rising interest rates, conditions affecting the information technology industry and the economy and changes in rating methodologies.
Downgrades of our credit ratings have and could continue to adversely affect our access to liquidity and capital; particularly as we plan to refinance the 2027 Notes prior to maturity. A further adverse change in our credit ratings could significantly increase our cost of funds, decrease the number of investors and counterparties willing to lend to us or purchase our securities and impact our ability to utilize surety bonds or other financial instruments we use to run our business. Rising interest rates and other market conditions may also impact our ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments we use to conduct our business. These impacts could affect our growth, profitability, and financial condition, including liquidity. If we are unable to access the financing markets, we would be required to use cash on hand to fund operations and our required pension contributions and repay outstanding debt as it comes due. There is no assurance that we will generate sufficient cash to fund our operations, pension contributions and refinance such debt, including because of impaired access to financing markets, which could have a material adverse effect on our business.
If we are unable to align employees and their skills with global client demand around the world and retain and develop employees and management with strong leadership skills, our business may be adversely impacted.
Our success is dependent, in large part, on our ability to attract and retain employees with market-leading skills and capabilities like AI and machine learning in line with global client demand. We must re-skill, retain and inspire appropriate numbers of talented employees with diverse skills in order to serve our clients, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. If we are unable to do so, we may not be able to innovate and deliver new services and solutions to fulfill client demand.
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
Our future performance is largely dependent on our ability to compete successfully and expand in the market we currently serve. The market in which we operate includes many companies vying for clients and market share both domestically and internationally. Our competitors include systems integrators, consulting and other professional services firms, outsourcing providers, infrastructure services providers, computer hardware manufacturers and software providers. If we are unable to differentiate our offerings from our competitors, renew and expand existing contracts, and win new contracts, our revenues may significantly decline.
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
We also may face greater competition due to consolidation of companies in the technology sector including due to strategic mergers, acquisitions or teaming arrangements. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. New services or technologies offered by competitors, our alliance partners or new entrants may make our offerings less differentiated or less competitive when compared to other alternatives, which may adversely affect our businesses and results of operations.
Our commercial contracts have not been, and in the future may not be, as profitable as expected or provide the expected level of revenue.
In many of our long-term solutions and services contracts, revenue is based on the volume of solutions and services provided. As a result, revenue anticipated at contract signing are not guaranteed. Some of our contracts may permit termination at the client’s discretion before the end of the contract term or may permit termination or impose other penalties if we do not meet the performance levels specified in the contracts, particularly for government and public sector clients. In addition, from time to time, the company is involved in disputes and legal proceedings with our clients concerning solutions and services that the company has provided. Some of our commercial contracts require customized solutions, features, configurations and functions, and, in such a customized environment, there have been and may continue to be claims for failure to perform. In such cases, we have not, and in the future may not, achieve expected revenue and profit from certain commercial contracts.
Future results depend in part on the pricing, performance and capabilities of third parties with whom we have commercial relationships.
We maintain business relationships and transact with our alliance partners, suppliers and other third parties that have complementary solutions, services or skills. Future results will depend, in part, on the pricing, performance and capabilities of these third parties, including the use of services and solutions involving emerging technologies like AI. Inflation may lead to higher labor and other costs charged by these third parties, and supply chain disruptions may make them unable to deliver in a timely manner, which could adversely affect our results of operations. Additionally, the financial condition of, and our relationship with, distributors and other indirect partners can impact our ability to serve current and potential clients and end users effectively and efficiently.
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
In addition, we cannot be sure that our services and solutions, including, for example, our software and hardware solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we or our clients are infringing upon their intellectual property rights. Furthermore, although we have established policies and procedures to respect the intellectual property rights of third parties and that prohibit the unauthorized use of intellectual property, we may not be aware if our associates have misappropriated and/or misused intellectual property, and their actions could result in claims of intellectual property misappropriation and/or infringement from third parties. Our use of emerging technologies like AI could also expose us to intellectual property disputes and litigation. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties used to provide our solutions or perform our services. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement alternative technology in a cost-effective manner, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our business.
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
As part of our business strategy, we have and may acquire complementary technologies, solutions, services and businesses, or dispose of existing technologies, solutions, services and businesses, including transactions of a material size. In the event we do not have cash sufficient to make such opportunistic acquisitions, any acquisitions may result in the incurrence of substantial additional indebtedness or contingent liabilities. Acquisitions could also result in potentially dilutive issuances of equity securities and an increase in amortization expenses related to intangible assets. Potential risks with respect to dispositions include difficulty finding buyers or alternative exit strategies on acceptable terms in a timely manner; potential loss of employees or clients; dispositions at unfavorable prices or on unfavorable terms, including relating to retained liabilities; and post-closing indemnity claims. The risks associated with acquisitions, including integration, and dispositions could have a material adverse effect upon our business, financial condition and results of operations. There can be no assurance that we will be successful in consummating future acquisitions or dispositions on favorable terms or at all.
LEGAL AND REGULATORY
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violations of these legal and regulatory requirements could harm our business and cause reputational risk.
We are subject to numerous, changing, and sometimes conflicting, legal and regulatory regimes on matters as diverse as anti-corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, including climate and other sustainability regulations and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection such as those in the United States and the European Union with the General Data Protection Regulation (GDPR), cybersecurity directives in the European Union such as the Network and Information Security Directive, government compliance, wage-and-hour standards, employment and labor relations, product liability, health and safety, environmental, human rights and AI regulations, including the European Union Artificial Intelligence Act. The sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and result in negative impacts to regional trade ecosystems among our clients, our alliance partners, and ourselves.
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
Due to the varying degrees of development of the legal and regulatory systems of the countries in which we operate, local laws may not be well developed or provide clear guidance or they may be insufficient to protect our rights. In many parts of the world, including countries in which we operate and/or seek to expand, we may be unable to conform to practices in the local business community as they might be inconsistent with international business standards and could violate anti-corruption laws or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, or economic and trade restrictions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Our employees, alliance partners and third parties, including companies we acquire and their employees, subcontractors, vendors and agents, other third parties with which we work and our clients, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anti-corruption laws or regulations. Violations of these laws or regulations by us, our employees, any of these third parties or our clients could subject us to investigations or criminal and civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.
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
In addition, several jurisdictions where we operate have legislation regulating AI and non-personal data that may impose significant requirements on how we design, build and deploy AI and handle non-personal data for ourselves and our clients. For example, some jurisdictions have established extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging. These obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our solutions and services offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.
Global expectations relating to environmental, social and governance considerations expose us to potential liabilities, reputational harm and could adversely affect our business, results of operations, financial condition, stock price or reputation.
Global companies across all industries are facing increasing scrutiny relating to their corporate responsibility policies. Evolving stakeholder expectations and our efforts and ability to manage these issues present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business, including on our stock price.
Increasing focus on business responsibility matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements related to environmental, social and governance matters. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, stakeholders, including stockholders, customers, employees and federal, state and international authorities, may have differing and sometimes conflicting priorities and expectations regarding sustainability. Such divergent, sometimes conflicting views, increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. For example, our selection of voluntary environmental disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders.
Our ability to achieve our environmental sustainability commitments is subject to numerous risks, many of which are outside of our control. In addition, standards for tracking and reporting on sustainability matters, including climate change and greenhouse gas emissions, have not been harmonized and continue to evolve. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability matters across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including climate-related disclosures that may soon be required by the California climate legislation and European Union climate legislation, which will require reporting disclosures on the Corporate Sustainability Report Directive starting as early as 2026 for the fiscal year ending December 31, 2025, which could result in significant revisions to our current environmental goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
Legal proceedings and environmental matters have and may continue to impact our results of operations, cash flows and business.
Various lawsuits, claims, investigations and proceedings have been brought or asserted against us relating to matters arising in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, intellectual property, environmental, securities, and non-income tax matters. We are also subject to a variety of legal and environmental compliance risk, including with respect to predecessor company operations, which have led or may lead to lawsuits and environmental remedial actions at former or third-party sites. Significant current matters are disclosed in Note 18, “Litigation and contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Regardless of the outcome of any individual matter, litigation and environmental matters have impacted and could continue to impact our results of operations, cash flows and business. In addition, legal proceedings or environmental matters may arise in the future with respect to our existing and legacy operations that may adversely affect our business.
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
Following the identification during the fourth quarter of 2022 of material weaknesses in our disclosure controls and procedures and internal control over financial reporting, which has since been remediated, we have expended, and anticipate we will continue to expend, significant resources including accounting-related costs and costs associated with significant management oversight to maintain and improve the effectiveness of our disclosure controls and procedures and our internal control over financial reporting. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls, which could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition. If we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. In addition, testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business.
We have received, and may receive in the future, regulatory, investigative and enforcement inquiries, subpoenas or demands arising from, related to, or in connection with these matters, including as disclosed in Note 18, “Litigation and contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Professional costs resulting from litigation and contingencies have been significant and may be significant in the future. Although we believe that no significant business has been lost to date, it is possible that a change in the perceptions of our clients could occur as a result. In addition, as a result of the investigation and remediation efforts, certain operational changes have occurred and may continue to occur in the future. Any or all of these could directly or indirectly have a material adverse effect on our operations and/or financial performance.
ACCOUNTING
Impairment of goodwill or intangible assets has negatively impacted our results of operations. If goodwill or intangible assets are further or fully impaired in the future, our results of operations will be negatively impacted further.
On an annual basis, and whenever circumstances arise, we review goodwill and intangible assets for impairment. The impairment test is based on several factors, estimates and assumptions, including macroeconomic conditions, industry and market considerations, overall financial performance, market capitalization and relevant entity-specific events. Significant changes to these factors could impact the assumptions used in calculating the fair value of goodwill or intangible assets and may indicate potential impairment. As described in Note 1, “Summary of significant accounting policies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, during the third quarter of 2024, we determined that a triggering event had occurred and therefore performed a quantitative goodwill impairment test for the Digital Workplace Solutions reporting unit, which resulted in a goodwill impairment charge of $39.1 million. In the fourth quarter of 2024, we completed our annual goodwill assessment for all of our reporting units and no additional impairment charge was recognized as of December 31, 2024.
We will continue to conduct an impairment analysis of our goodwill and intangible assets on an annual basis, as well as whenever there are events or changes in circumstances (triggering events), which indicate that the carrying amount may not be recoverable. We could be required to record additional impairment charges in the future if any recoverability assessments reflect estimated fair values that are less than the recorded values of our reporting units. Further impairments of our goodwill or intangible assets could adversely affect our results of operations.
Our ability to use our net operating loss (NOL) carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, we had $1.6 billion in U.S. federal NOL carryforwards, for which we currently maintain a full valuation allowance. A corporation’s ability to deduct its U.S. federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the U.S. Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382 or future changes in tax laws that impose tax attribute utilization limitations may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes.
Other factors discussed in this report, although not listed here, also could materially affect our future results.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Unisys’ process for assessing, identifying and managing material risks from cybersecurity threats.
Protecting information, including that of our clients, is a top priority. Our overall cybersecurity and privacy strategy is to protect our customers’ information and assets as well as ours to enable agility in the business. We have expertise, dedicated resources and technology to identify, assess, respond to and mitigate material risks from cybersecurity threats. Our Global Information Security organization (GIS), led by our Chief Information Security Officer (CISO), manages Unisys’ cybersecurity risk identification, detection, assessment, response, mitigation and remediation processes, and interfaces with other departments, including business units, the information technology and legal departments, and enterprise risk management, to facilitate the risk management processes and ensure the policies and procedures established by GIS are integrated into our overall enterprise risk management system. GIS processes also work in tandem with the processes maintained by our Global Privacy Office (GPO).
Through our GPO, we deploy functional and business unit-specific approaches to data and privacy compliance sharing threat intelligence daily and collaborate closely with the Corporate Information Technology (CIT) organization to build process and playbooks for cyber-resiliency. Taking into consideration the processes established by GIS and CIT, our GPO has developed a framework of policies, procedures and other initiatives that are implemented across Unisys to help meet data privacy requirements. Our GPO is supported by a network of data protection officers, attorneys and privacy specialists; and manages privacy software that is used across Unisys to facilitate privacy impact assessments. The GPO also records data processing activities, maps data flows and follows evolving privacy regulatory guidance for countries in which we operate and adjusts standards as necessary.
Our dedicated cybersecurity incident response team, the Security Incident Response Team (SIRT), is comprised of internal resources and an external vendor, Managed Security Services Provider (MSSP). The MSSP triages and validates true positive events and then communicates to the internal SIRT team for deeper investigation and response.
Our physical and technological cybersecurity controls include, among other items:
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
•bug bounty capability, enabling ethical hackers to simulate real-world attacks to identify and report vulnerabilities;
•secure coding and development; and
•security and operations framework and tools.
We design and assess our cybersecurity policies, standards and practices following recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We have established written policies that are provided to all associates regarding identification, classification of severity and escalation of cybersecurity incidents and we provide annual and ongoing cybersecurity awareness training for our associates — including regular training on information security and data privacy policies. We also perform internal audits on our cybersecurity and data privacy practices.
We regularly engage third-party cybersecurity experts to supplement our cybersecurity risk management efforts, including those we engage to conduct periodic cybersecurity risk assessments. During 2024, Unisys engaged an external security firm to conduct several cybersecurity tabletop exercises. Additionally, we worked with an audit firm and directed several audits related to cybersecurity.
Unisys recognizes the importance of overseeing and identifying material risks from cybersecurity threats associated with our use of third-party service providers. We have a Third Party Risk Management (TPRM) program, which is integrated into our procurement process and involves cybersecurity risk oversight and identification components. Our TPRM program includes policies and standards requiring that we perform cybersecurity due diligence reviews on our vendors based on the risk profile of a particular supplier or service provider or the service they provide. We also monitor certain of our principal suppliers and service providers on an ongoing basis by using an outside-in, hacker perspective of a company’s cybersecurity posture through an external service provider.
Whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect Unisys, including its business strategy, results of operations, or financial condition and if so, how.
The information set forth under “Risk Factors” (Part I, Item 1A of this Form 10-K) — “We have been and could be vulnerable to disruption in our IT systems, cyber incidents, security breaches and loss of data (associate and client) that have occurred, and may continue to occur, and have resulted in and could continue to result in the incurrence of significant costs and harm to our business and reputation.” — on page 15 of this Annual Report on Form 10-K is hereby incorporated by reference. As of December 31, 2024, our financial condition, results of operations or business strategy have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.
Cybersecurity Governance
Board Oversight of Risks from Cybersecurity Threats
Cybersecurity risk oversight continues to remain a top priority for the Board of Directors. The Board of Directors is responsible for oversight of Unisys’ information security program, including compliance and risk management, and the review of cybersecurity risks. The Security and Risk Committee (S&RC), a Board committee comprised entirely of independent directors, assists the Board of Directors in these oversight responsibilities. Additionally, the Audit and Finance Committee has general oversight over Unisys’ cybersecurity as it relates to responsibility for Unisys’ internal audit function, including cybersecurity practices, compliance with legal and regulatory requirements, and internal control over financial reporting.
The S&RC’s responsibilities include monitoring Unisys’ enterprise risk profile and its ongoing and potential exposure to risks of various types and reviewing crisis preparedness; incident response plans; summaries of any incidents or activities; and reports or presentations from management or advisors, including third-party experts, regarding the management of enterprise risk program. The S&RC periodically meets with the CISO and Chief Privacy Officer (CPO) and briefs the full Board of Directors on cybersecurity matters.
Our S&RC chair has previously served in the role of Chief Information Officer at two large companies for over 15 years. Other members of the S&RC have extensive years of executive and operational leadership experience at several global technology and telecommunications companies.
Management’s Role in Assessing and Managing the Company’s Material Risks from Cybersecurity Threats.
The Disclosure Committee, a senior executive leadership committee, assists in fulfilling our obligations to maintain disclosure controls and procedures and oversees the process of preparing our periodic securities filings with the Securities and Exchange Commission. Cybersecurity incidents, based on their severity, are escalated to the Disclosure Committee by the SIRT. The Disclosure Committee is comprised of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, General Counsel, Chief Compliance Officer and Chief Accounting Officer. The Disclosure Committee meets on a quarterly basis and more often, if necessary, and invites subject matter experts to meetings as appropriate. We have policies and procedures in place designed to provide appropriate information of any matters to our Disclosure Committee that should be considered in advance of applicable public filings, including cybersecurity matters, and to address the proper handling and escalation of information to management and the Board of Directors or a committee of the Board of Directors.
In addition to the oversight by the Board of Directors, members of our management are responsible for assessing and managing material cybersecurity risks.
Our CISO has over 34 years of experience in cybersecurity, applications, infrastructure and networks in information security.
Our CPO has over 8 years of experience serving as a Global Data Privacy Officer and practicing law specializing in data privacy among other areas.
Our Chief Information Officer (CIO) has over 20 years at Unisys with experience and knowledge of IT infrastructure, systems and operations. At Unisys, the CIO partners with our CISO and CPO on cybersecurity risk management matters.

ITEM 2. PROPERTIES
As of December 31, 2024, the company did not own or lease any physical properties that are material to its business.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to litigation is set forth in Note 18, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock is listed for trading on the New York Stock Exchange (trading symbol “UIS”).
Holders of Record
At January 31, 2025, there were approximately 3,800 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.

Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2024, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2019, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2019	2020	2021	2022	2023	2024
Unisys Corporation	$100	$166	$173	$43	$47	$53
S&P 500	$100	$118	$152	$125	$158	$197
S&P 500 IT Services	$100	$123	$129	$105	$141	$159

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For a discussion of 2023 compared with 2022, refer to Part II, Item 7 contained in the company’s Form 10-K for the fiscal year ended December 31, 2023.)
Overview
In 2024, the company recorded a net loss attributable to Unisys Corporation of $193.4 million, or $2.79 per diluted share, compared with a loss of $430.7 million, or $6.31 per diluted share, in 2023. The net loss in 2024 and 2023 included $130.6 million and $348.9 million, respectively, of defined benefit pension plan settlement losses.
The net loss in 2024 included a goodwill impairment charge of $39.1 million within the Digital Workplace Solutions (DWS) reportable segment and a tax provision established for certain foreign subsidiaries of $27.3 million as the company is no longer asserting indefinite reinvestment of the earnings of those foreign subsidiaries.
During 2024, the company purchased a group annuity contract, with plan assets, for approximately $192 million to transfer projected benefit obligations related to one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $130.1 million in 2024.
During 2023, the company purchased two group annuity contracts, with pension plan assets, for approximately $516 million to transfer projected benefit obligations related to the company’s U.S. defined benefit pension plans. These actions resulted in pre-tax settlement losses of $348.2 million in 2023.
Results of operations
Company results
Revenue for 2024 was $2.01 billion compared with $2.02 billion for 2023, a decrease of 0.3%. Foreign currency fluctuations had a negligible impact on revenue in 2024 compared with 2023.
Revenue from international operations for 2024 was $1.14 billion compared with $1.13 billion for 2023, an increase of 1.6%. Foreign currency had a negligible impact on international revenue in 2024 compared with 2023. Revenue from U.S. operations was $864.1 million for 2024 compared with $889.0 million for 2023, a decrease of 2.8%.
During 2024, the company recognized cost-reduction charges and other costs of $20.6 million. The net charges related to workforce reductions were $13.5 million, principally related to severance costs, and were comprised of: (a) a charge of $23.7 million and (b) a credit of $10.2 million for changes in estimates. In addition, the company recorded net charges of $7.1 million comprised of a charge of $4.4 million for an asset impairment, a charge of $2.6 million for net foreign currency losses related to exiting foreign countries and a net charge of $0.1 million for other expenses and changes in estimates related to other cost-reduction efforts.
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
The cost reduction charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2024	2023
Cost of revenue
Services	$8.0	$4.9
Technology	4.1	0.7
Selling, general and administrative	6.0	6.9
Research and development	(0.1)	0.5
Other (expenses), net	2.6	(3.7)
Total	$20.6	$9.3
Gross profit and gross profit margin were $585.9 million and 29.2% in 2024, respectively, and $551.3 million and 27.4% in 2023, respectively. The increases in gross profit and gross profit margin in 2024 were primarily due to delivery modernization and labor cost savings initiatives, partially offset by higher cost reduction charges in 2024. Prior year gross profit margin was negatively impacted by certain adjustments related to a previously exited contract.
Selling, general and administrative expenses were $424.2 million in 2024 (21.1% of revenue) and $450.3 million in 2023 (22.3% of revenue). The decrease was primarily driven by lower professional services.
Research and development (R&D) expenses in 2024 were $25.2 million compared with $24.1 million in 2023.
In 2024, the company reported an operating profit of $97.4 million compared with an operating profit of $76.9 million in 2023. The increase in 2024 was primarily driven by higher gross profit and lower selling, general and administrative expenses as discussed above, partially offset by a goodwill impairment charge of $39.1 million related to the DWS reportable segment. See Note 1, “Summary of significant accounting policies” of the Notes to Consolidated Financial Statements for details on the goodwill impairment.
Interest expense was $31.9 million in 2024 compared with $30.8 million in 2023.
Other (expense), net was expense of $140.8 million in 2024 compared with expense of $393.9 million in 2023. Other (expense), net in 2024 and 2023 included $130.6 million and $348.9 million, respectively, of pension settlement losses. Additionally, other (expense), net in 2024 included a gain of $40.0 million related to a favorable settlement of a litigation matter and a net gain of $14.9 million related to a favorable judgment received in a Brazilian services tax matter. See Note 6, “Other (expense), net,” of the Notes to Consolidated Financial Statements for details of other (expense), net.
Pension expense in 2024 was $182.8 million compared with $391.3 million in 2023. Pension expense in 2024 and 2023 included $130.6 million and $348.9 million, respectively, of settlement losses primarily related to the company’s U.S. defined benefits plans. See Note 17, “Employee plans,” of the Notes to Consolidated Financial Statements for details of the settlement losses.
The loss before income taxes in 2024 was $75.3 million compared with a loss of $347.8 million in 2023. The net loss in 2024 and 2023 included $130.6 million and $348.9 million, respectively, of settlement losses related to the company’s defined benefit pension plans. Additionally, the loss before income taxes in 2024 included a goodwill impairment charge of $39.1 million related to the DWS reportable segment.
The provision for income taxes in 2024 was $117.9 million compared with a provision of $79.3 million in 2023. The change in the tax provision was primarily driven by a provision of $27.3 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings, the geographic distribution of income and the net change in the valuation allowances of approximately $7.9 million, primarily in the United Kingdom. The effective tax rate in 2024 and 2023 was (156.6)% and (22.8)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance and non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax. Additionally, the effective tax rate in 2024 was impacted by a change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements for further details.
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
The realization of the company’s net deferred tax assets as of December 31, 2024 is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. During 2024 and 2023, the company determined that a portion of its non-U.S. net deferred tax assets required an additional valuation allowance. The net change in the valuation allowance impacting the effective tax rate in 2024 was approximately $7.9 million, primarily in the United Kingdom, and in 2023, the net change was approximately $2.1 million, primarily in Latin America.

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
In 2021, the Organization for Economic Cooperation and Development introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective January 1, 2024, and onward. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the company operates have adopted such legislation, and other countries are in the process of introducing legislation to implement this minimum tax directive. Pillar Two did not have a material effect on the company’s global effective tax rate and its consolidated financial statements.
The net loss attributable to Unisys Corporation for 2024 was $193.4 million, or $2.79 per diluted share, compared with a net loss of $430.7 million, or $6.31 per diluted share in 2023. The net loss in 2024 and 2023 included $130.6 million and $348.9 million, respectively, of settlement losses, net of tax, related to the company’s defined benefit pension plans. Additionally, the net loss in 2024 included a goodwill impairment charge of $39.1 million related to the DWS reportable segment and a tax provision of $27.3 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings.
Segment results
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides workplace solutions featuring intelligent workplace services, proactive experience management and collaboration tools to support business growth;
•Cloud, Applications & Infrastructure Solutions (CA&I), which provides digital transformation in the areas of cloud migration and management, applications and infrastructure transformation and modernization solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, high-intensity enterprise computing and enable digital services through software-defined operating environments.
The company evaluates the performance of the segments based on segment revenue and segment gross profit. Segment revenue and segment gross profit are exclusive of certain activities and expenses that are not allocated to specific segments related to certain non-core business activities including the company’s business process solutions, which primarily provides for the management of processes and functions for clients in select industries, and a U.K. business process outsourcing consolidated joint venture. Additionally, certain expenses such as restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items are not allocated to specific segments. These amounts are combined within other revenue and other gross profit (loss) to arrive at consolidated revenue and consolidated gross profit (loss). See Note 20, “Segment information,” of the Notes to Consolidated Financial Statements for the reconciliations of segment revenue to total consolidated revenue and segment gross profit to total consolidated loss before income taxes.

Information by reportable segment is presented below:

(millions)	Total Segments	DWS	CA&I	ECS
2024
Revenue	$1,701.7	$523.5	$526.9	$651.3
Gross profit percent	33.0%	15.7%	16.5%	60.2%

2023
Revenue	$1,725.1	$546.1	$531.0	$648.0
Gross profit percent	32.2%	14.0%	15.4%	61.2%
DWS revenue was $523.5 million in 2024 and $546.1 million in 2023, a decrease of 4.1%. The decline in revenue in 2024 was primarily driven by lower volume with existing clients, partially offset by revenue from expansion and new scope for existing clients and new logo contracts, as compared to the prior-year period. Foreign currency fluctuations had a negligible impact on DWS revenue in 2024 compared with 2023. Gross profit percent was 15.7% in 2024 and 14.0% in 2023. The increase in gross profit percent in 2024 compared with 2023 was primarily driven by delivery modernization and efficiency initiatives.
CA&I revenue was $526.9 million in 2024 and $531.0 million in 2023, a decrease of 0.8%. Foreign currency fluctuations had a negligible impact on CA&I revenue in 2024 compared with 2023. Gross profit percent was 16.5% in 2024 and 15.4% in 2023. The increase in gross profit percent in 2024 compared with 2023 was primarily driven by labor cost savings initiatives.
ECS revenue was $651.3 million in 2024 and $648.0 million in 2023, an increase of 0.5%. Foreign currency fluctuations had a negligible impact on ECS revenue in 2024 compared with 2023. Gross profit percent was 60.2% in 2024 and 61.2% in 2023. The decrease in gross profit percent in 2024 compared with 2023 was primarily driven by a higher proportion of hardware revenue, which has a lower gross margin relative to license renewals.
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
Cash and cash equivalents at December 31, 2024 were $376.5 million compared with $387.7 million at December 31, 2023.
As of December 31, 2024, $265.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-fifth of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. At December 31, 2024, the company maintained cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During 2024, cash provided by operating activities was $135.1 million compared with cash provided by operations of $74.2 million during 2023. The increase in operating cash in 2024 was primarily due to lower international pension contributions and favorable settlements of legal and other matters.
Cash used for investing activities during 2024 was $97.4 million compared with cash used for investing activities of $69.6 million during 2023. Net purchases of foreign exchange forward contracts were $17.3 million in 2024 compared with net proceeds of $11.2 million in 2023. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. In addition, capital additions of properties were $16.0 million in 2024 compared with $21.3 million in 2023, capital additions of outsourcing assets were $16.3 million in 2024 compared with $11.4 million in 2023 and the investment in marketable software was $47.5 million in 2024 compared with $46.0 million in 2023.

Cash used for financing activities during 2024 was $18.1 million compared with cash used for financing activities of $17.3 million during 2023.
In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $192 million to transfer projected benefit obligations related to approximately 3,800 retirees of one of the company’s U.S defined benefit pension plans. This action resulted in a pre-tax settlement loss of $130.1 million for the year ended December 31, 2024.
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
After considering the most recent group annuity contract purchase, the company has successfully reduced its global defined benefit pension obligations since December 2020 by approximately $2.2 billion, including approximately $1.5 billion in the U.S.
The company will continue to evaluate opportunities for additional reduction of its global defined benefit pension obligations in future periods depending on overall market conditions. Due to the company’s significant pension and postretirement plans accumulated other comprehensive losses, future group annuity contract purchases could result in material non-cash settlement losses.
At the end of each year, the company estimates its future cash contributions to its global defined benefit pension plans based on year-end pension data, assumptions and agreements. In 2024, the company made cash contributions of $21.9 million, primarily for its international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future cash contributions of approximately $92 million in 2025, primarily for its U.S. defined benefit pension plans. The company estimates totaled cash contributions to its U.S. and non-U.S. defined benefit pension plans of approximately $120 million in 2026 and approximately $750 million in the aggregate from 2027 through 2034. If the company is not able to generate sufficient cash flows from operations, it may need to obtain additional funding in order to make these contributions. Any material deterioration in the value of the company’s global defined benefit pension plan assets, as well as changes in pension legislation, volatility in the capital markets, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions in different amounts and on a different schedule than previously estimated.
At December 31, 2024, total debt was $493.2 million compared with $504.2 million at December 31, 2023. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements for more detailed discussion of the company’s debt financing agreements including maturities by fiscal year.
The company has commitments under operating leases for certain facilities and equipment used in its operations. As of December 31, 2024, the company’s operating lease liabilities were $43.9 million. The company also has a number of finance leases for equipment, with lease liabilities totaling $2.8 million as of December 31, 2024. See Note 5, “Leases and commitments,” of the Notes to Consolidated Financial Statements for more information pertaining to future minimum lease payments relating to the company’s operating and finance lease obligations.
Additionally, as described in Note 4, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements, the company expects to make payments of approximately $13.0 million in 2025 related to the company’s workforce reduction actions.
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which was amended in October 2024 (the Amendment). Among other things, the Amendment extended the maturity from October 29, 2025 to October 29, 2027 and reduced the aggregate amount of loans and letters of credit available under the Amended and Restated ABL Credit Facility to $125.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $155.0 million upon the satisfaction of certain specified conditions.
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2024, the company had no borrowings and no letters of credit outstanding, and availability under the facility was $117.1 million. Any borrowings under the facility will be subject to variable interest rates.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to the maturity of the company’s 6.875% Senior Secured Notes due 2027 (the 2027 Notes) or any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the remaining outstanding balance of the

2027 Notes or the amount of such pension payments, as applicable, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
The Amended and Restated ABL Credit Facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and Unisys AP Investment Company I, each of which is a U.S. corporation that is directly or indirectly owned by the company (the subsidiary guarantors). The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of Bank of America, N.A., as agent for the lenders under the credit facility.
The company is required to maintain a minimum fixed charge coverage ratio if the availability under the Amended and Restated ABL Credit Facility falls below the greater of 10% of the lenders’ commitments under the facility and $12.5 million.
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
At December 31, 2024, the company had met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
At December 31, 2024, the company had outstanding standby letters of credit and surety bonds totaling approximately $194 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
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
At December 31, 2024 and 2023, the company had deferred tax assets in excess of deferred tax liabilities of $1,236.5 million and $1,263.2 million, respectively. For the reasons cited below, at December 31, 2024 and 2023, management determined that it is more likely than not that $67.9 million and $113.1 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,168.6 million and $1,150.1 million, respectively.
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
Additionally, it is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months.
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
As a result of the ownership change in 2011, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2024 is approximately $405 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. federal cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 7, “Income taxes,” of the Notes to Consolidated Financial Statements.
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
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2024, the company determined this rate to be 6.09% for its U.S. defined benefit pension plans, an increase of 39 basis points from the rate used at December 31, 2023, and 5.10% for the company’s non-U.S. defined benefit pension plans, an increase of 86 basis points from the rate used at December 31, 2023. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2025 pension expense of approximately $300 thousand in the U.S. and a nominal change in the non-U.S pension expense, and a change in the U.S. and non-U.S. benefit obligation of approximately $35 million and $39 million, respectively. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. Also, because the company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes are adjusted to reflect the expected additional returns. For 2025, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 7.00%, and on the company’s non-U.S. plan assets will be 5.32%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $4 million and $4 million, respectively, in 2025 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2024, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $1.61 billion and the fair value was $1.38 billion.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension expense for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and non-U.S. pension plans, that period is approximately 14 and 21 years, respectively. At December 31, 2024, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and non-U.S. pension plans was approximately $1.00 billion and $490 million, respectively.
For the year ended December 31, 2024, the company recognized consolidated pension expense of $182.8 million (which included $130.6 million of settlement losses) compared with $391.3 million for the year ended December 31, 2023 (which included $348.9 million of settlement losses). For 2025, the company expects to recognize pension expense of approximately $87.0 million. See Note 17, “Employee plans,” of the Notes to Consolidated Financial Statements.
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
During the third quarter of 2024, the company reviewed its estimated long-term expected future cash flows for its DWS reporting unit as operating results were below estimated forecast due to the impact of the slower pace of client signings driven by the current economic environment and industry dynamics. Based on this, the company concluded that a triggering event existed and conducted a quantitative goodwill assessment for the DWS reporting unit as of September 30, 2024. The fair value of the DWS reporting unit was estimated using a combination of discounted cash flows and market-based valuation methodologies as noted above. Based on the goodwill impairment analysis performed during the third quarter of 2024, the carrying value of the DWS reporting unit exceeded its respective fair value, resulting in the recognition of a goodwill impairment charge of $39.1 million.
During the fourth quarter of 2024, the company performed a quantitative goodwill impairment test for each reporting unit. The quantitative assessment indicated that the DWS reporting unit had a fair value that equaled its carrying value and all the other reporting units’ fair values exceeded their carrying values, as such no additional impairment charge was recognized as of December 31, 2024. The CA&I reporting unit had a fair value in excess of book value, including goodwill, of 10%. The fair value of the reporting units was estimated using a combination of discounted cash flows and market-based valuation methodologies as noted above. These methodologies involve significant assumptions that are subject to variability.
The company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact the significant assumptions noted above, including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances or in the inputs and assumptions used in estimating the fair value of the reporting units, could require the company to record an additional non-cash impairment charge.

Goodwill by reporting unit at December 31, 2024, was as follows:

Reporting unit	Carrying Amount
DWS	$101.3
CA&I	38.0
ECS	98.3
Other	10.3
Total	$247.9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In an effort to manage interest rate exposures, the company strives to achieve an acceptable balance between fixed and variable debt positions. As of December 31, 2024, substantially all of the company’s total long-term debt is at a fixed rate and therefore does not expose the company to risk related to rising interest rates. See Note 15, “Debt,” of the Notes to Consolidated Financial Statements. Although at December 31, 2024 the company had no outstanding borrowings under the Amended and Restated ABL Credit Facility, future borrowings, if any, will be subject to variable interest rates.
As of December 31, 2024, the company had outstanding $481.6 million ($485.0 million face value) of 6.875% senior secured notes due 2027 (the 2027 Notes). As the 2027 Notes have a fixed interest rate, the company does not have financial and economic exposure related to rising interest rates with respect to the 2027 Notes. However, the fair value of fixed rate instruments fluctuates when interest rates change. As of December 31, 2024, the fair value of the 2027 Notes was $471.3 million.
Foreign currency exchange rate risk
The company is also exposed to foreign currency exchange rate risks. The company is a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar and can be adversely affected by a stronger dollar relative to currencies worldwide, primarily the Australian dollar, Brazilian real, British pound sterling and euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect consolidated revenue and operating margins as expressed in U.S. dollars. Currency exposure gains and losses are mitigated by purchasing components and incurring expenses in local currencies.
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
The company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates applied to these derivative financial instruments described above. As of December 31, 2024 and 2023, the analysis indicated that such market movements would have reduced the estimated fair value of these derivative financial instruments by approximately $49 million each period. Based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the company’s actual exposures and hedges, actual gains and losses in the future may differ from the above analysis.

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
Grant Thornton LLP, an independent registered public accounting firm, has audited the company’s 2024 consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2024, based on the specified criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Peter A. Altabef	/s/ Debra McCann
Peter A. Altabef	Debra McCann
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Unisys Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Unisys Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2025 expressed an unqualified opinion.
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
Goodwill impairment assessment for Digital Workplace Solutions
As described further in Note 14 to the consolidated financial statements, the Company’s goodwill balance related to the Digital Workplace Solutions (“DWS”) reporting unit was $101.3 million as of December 31, 2024. Management evaluates goodwill for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate potential impairment has occurred. We identified the Company’s determination of the fair value of the DWS reporting unit as a critical audit matter.
The principal considerations for our determination that the estimation of the fair value of the DWS reporting unit is a critical audit matter are that there are significant judgments required by management when determining the fair value of the reporting unit using the income approach. In particular, the fair value estimate was sensitive to assumptions used to estimate future revenues and cash flows, including revenue growth rates, gross margin, and the discount rate, applied by the Company.
Our audit procedures related to the estimation of the fair value of the DWS reporting unit included the following, among others:
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
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Unisys Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Unisys Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 21, 2025 expressed an unqualified opinion on those financial statements.
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
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Unisys Corporation
Opinion on the Financial Statements
We have audited the consolidated statements of income (loss), of comprehensive income, of equity (deficit) and of cash flows of Unisys Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2022 appearing after the signatures page (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2023, except for the change in the manner in which the Company accounts for segments discussed in Note 2 to the consolidated financial statements, as to which the date is February 21, 2025.
We served as the Company’s auditor from 2020 to 2022.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Millions, except per share data)

Year ended December 31,	2024	2023	2022
Revenue
Services	$1,665.3	$1,665.9	$1,597.3
Technology	343.1	349.5	382.6
	2,008.4	2,015.4	1,979.9
Costs and expenses
Cost of revenue:
Services	1,247.3	1,282.4	1,285.9
Technology	175.2	181.7	164.4
	1,422.5	1,464.1	1,450.3
Selling, general and administrative	424.2	450.3	453.2
Research and development	25.2	24.1	24.2
Goodwill impairment	39.1	—	—
	1,911.0	1,938.5	1,927.7
Operating income	97.4	76.9	52.2
Interest expense	31.9	30.8	32.4
Other (expense), net	(140.8)	(393.9)	(82.4)
Loss before income taxes	(75.3)	(347.8)	(62.6)
Provision for income taxes	117.9	79.3	42.3
Consolidated net loss	(193.2)	(427.1)	(104.9)
Net income attributable to noncontrolling interests	0.2	3.6	1.1
Net loss attributable to Unisys Corporation	$(193.4)	$(430.7)	$(106.0)
Loss per share attributable to Unisys Corporation
Basic	$(2.79)	$(6.31)	$(1.57)
Diluted	$(2.79)	$(6.31)	$(1.57)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions)

Year ended December 31,	2024	2023	2022
Consolidated net loss	$(193.2)	$(427.1)	$(104.9)
Other comprehensive income
Foreign currency translation	(73.4)	67.9	(117.5)
Pension and postretirement adjustments, net of tax of $9.0 in 2024, $(32.2) in 2023 and $15.2 in 2022	117.0	181.1	291.7
Total other comprehensive income	43.6	249.0	174.2
Comprehensive (loss) income	(149.6)	(178.1)	69.3
Comprehensive income (loss) attributable to noncontrolling interests	0.7	(23.1)	(12.8)
Comprehensive (loss) income attributable to Unisys Corporation	$(150.3)	$(155.0)	$82.1
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except par value per share information)

As of December 31,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$376.5	$387.7
Accounts receivable, net	467.2	454.5
Contract assets	16.0	11.7
Inventories	16.4	15.3
Prepaid expenses and other current assets	106.3	101.8
Total current assets	982.4	971.0
Properties	396.2	396.4
Less – Accumulated depreciation and amortization	339.1	332.1
Properties, net	57.1	64.3
Outsourcing assets, net	24.0	31.6
Marketable software, net	165.0	166.2
Operating lease right-of-use assets	38.4	35.4
Prepaid pension and postretirement assets	25.6	38.0
Deferred income taxes	96.6	114.0
Goodwill	247.9	287.4
Intangible assets, net	35.5	42.7
Restricted cash	14.1	9.0
Other long-term assets	185.7	205.8
Total assets	$1,872.3	$1,965.4
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$5.0	$13.0
Accounts payable	97.9	130.9
Deferred revenue	210.4	198.6
Other accrued liabilities	314.7	308.4
Total current liabilities	628.0	650.9
Long-term debt	488.2	491.2
Long-term pension and postretirement liabilities	816.4	787.7
Long-term deferred revenue	108.8	104.4
Long-term operating lease liabilities	28.9	25.6
Other long-term liabilities	71.3	44.0
Commitments and contingencies (see Note 18)
Deficit:
Common stock, par value $.01 per share (150.0 shares authorized; shares issued: 2024, 75.6 and 2023, 74.0)	0.8	0.7
Accumulated deficit	(2,139.1)	(1,945.7)
Treasury stock, shares at cost: 2024, 6.0 and 2023, 5.6	(158.5)	(156.4)
Paid-in capital	4,770.6	4,749.9
Accumulated other comprehensive loss	(2,757.2)	(2,800.3)
Total Unisys Corporation stockholders' deficit	(283.4)	(151.8)
Noncontrolling interests	14.1	13.4
Total deficit	(269.3)	(138.4)
Total liabilities and deficit	$1,872.3	$1,965.4
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2024	2023	2022
Cash flows from operating activities
Consolidated net loss	$(193.2)	$(427.1)	$(104.9)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency losses	14.5	0.2	6.8
Non-cash interest expense	1.2	1.2	1.3
Employee stock compensation	21.2	17.2	20.0
Depreciation and amortization of properties	24.3	29.1	50.2
Depreciation and amortization of outsourcing assets	22.6	50.3	64.5
Amortization of marketable software	52.3	49.7	58.7
Amortization of intangible assets	7.2	9.7	10.1
Goodwill impairment	39.1	—	—
Other non-cash operating activities	(1.2)	(0.2)	0.3
Loss on disposal of capital assets	0.2	6.0	6.6
Pension and postretirement contributions	(27.1)	(48.0)	(43.7)
Pension and postretirement expense	182.2	388.5	45.3
Deferred income taxes, net	35.6	24.5	(8.3)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Receivables, net and contract assets	(24.5)	4.2	15.5
Inventories	(1.7)	—	(8.0)
Other assets	(21.5)	(25.5)	(2.6)
Accounts payable and current liabilities	(20.7)	(20.9)	(103.8)
Other liabilities	24.6	15.3	4.7
Net cash provided by operating activities	135.1	74.2	12.7
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	3,077.1	2,751.6	3,336.1
Purchases of foreign exchange forward contracts	(3,094.4)	(2,740.4)	(3,380.4)
Investment in marketable software	(47.5)	(46.0)	(46.3)
Capital additions of properties	(16.0)	(21.3)	(31.0)
Capital additions of outsourcing assets	(16.3)	(11.4)	(8.6)
Purchases of businesses, net of cash acquired	—	(1.2)	(0.3)
Other	(0.3)	(0.9)	(0.9)
Net cash used for investing activities	(97.4)	(69.6)	(131.4)
Cash flows from financing activities
Payments of long-term debt	(15.4)	(16.9)	(17.8)
Financing fees	(0.5)	—	—
Other	(2.2)	(0.4)	(3.8)
Net cash used for financing activities	(18.1)	(17.3)	(21.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(25.7)	6.7	(17.6)
Decrease in cash, cash equivalents and restricted cash	(6.1)	(6.0)	(157.9)
Cash, cash equivalents and restricted cash, beginning of year	396.7	402.7	560.6
Cash, cash equivalents and restricted cash, end of year	$390.6	$396.7	$402.7
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2021	$(64.4)	$(113.7)	$0.7	$(1,409.0)	$(152.2)	$4,710.9	$(3,264.1)	$49.3
Consolidated net (loss) income	(104.9)	(106.0)		(106.0)				1.1
Stock-based activity	16.9	16.9			(3.8)	20.7
Translation adjustments	(117.5)	(111.2)					(111.2)	(6.3)
Pension and postretirement plans	291.7	299.3					299.3	(7.6)
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(427.1)	(430.7)		(430.7)				3.6
Stock-based activity	17.9	17.9			(0.4)	18.3
Translation adjustments	67.9	64.6					64.6	3.3
Pension and postretirement plans	181.1	211.1					211.1	(30.0)
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
Consolidated net (loss) income	(193.2)	(193.4)		(193.4)				0.2
Stock-based activity	18.7	18.7	0.1		(2.1)	20.7
Translation adjustments	(73.4)	(71.9)					(71.9)	(1.5)
Pension and postretirement plans	117.0	115.0					115.0	2.0
Balance at December 31, 2024	$(269.3)	$(283.4)	$0.8	$(2,139.1)	$(158.5)	$4,770.6	$(2,757.2)	$14.1
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

As of December 31,	2024	2023
Cash and cash equivalents	$376.5	$387.7
Restricted cash	14.1	9.0
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$390.6	$396.7
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
Recoverability of these costs is subject to various business risks. Quarterly, the company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. If impaired, these assets are reduced to an estimated fair value on a discounted cash flow basis. The company prepares its cash flow estimates based on assumptions that it believes to be reasonable but are also inherently uncertain. Actual future cash flows could differ from these estimates. The gross amount of outsourcing assets totaled $553.0 million and $563.4 million as of December 31, 2024 and 2023, respectively, and related accumulated amortization totaled $529.0 million and $531.8 million as of December 31, 2024 and 2023, respectively.
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products. For the company’s proprietary enterprise software products, the amortization period is five years following product release, and for the remaining products, the amortization period is three years following product release. In assessing the estimated revenue-producing lives and recoverability of the products, the company considers operating strategies, underlying technologies utilized, estimated economic life and external market factors, such as expected levels of competition, barriers to entry by potential competitors, stability in the market and governmental regulation. The company continually reassesses the estimated revenue-producing lives of the products and any change in the company’s estimate could result in the remaining amortization expense being accelerated or spread out over a longer period. As of December 31, 2024, the company believes that all unamortized costs are fully recoverable. The gross amount of marketable software totaled $2,256.2 million and $2,213.9 million as of December 31, 2024 and 2023, respectively, and related accumulated amortization totaled $2,091.2 million and $2,047.7 million as of December 31, 2024 and 2023, respectively.
Internal-use software The company capitalizes certain internal and external costs incurred to acquire or create internal-use software, principally related to software coding, designing system interfaces, and installation and testing of the software. These costs are amortized in accordance with the fixed asset policy described above.
Cloud Computing Arrangements For cloud computing arrangements that meet the definition of a service contract, the company capitalizes implementation costs incurred during the application development stage and until the software is ready for its intended use and then amortizes the costs on a straight-line basis over the related cloud computing arrangement. At December 31, 2024 and 2023, the amounts capitalized for cloud computing arrangements related primarily to the company’s deferred implementation costs for its new enterprise resource planning system and totaled $24.1 million and $23.0 million, respectively, of which $7.6 million and $5.5 million, respectively, were included within prepaid expenses and other current assets and $16.5 million and $17.5 million, respectively, were included within other long-term assets on the company’s consolidated balance sheets.
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
During the third quarter of 2024, the company reviewed its estimated long-term expected future cash flows for its Digital Workplace Solutions (DWS) reporting unit as operating results were below estimated forecast due to the impact of the slower pace of client signings driven by the current economic environment and industry dynamics. Based on this, the company concluded that a triggering event existed and conducted a quantitative goodwill assessment for the DWS reporting unit as of September 30, 2024. The fair value of the DWS reporting unit was estimated using both the income approach and the market approach using a weighted methodology to determine its fair value. Based on the goodwill impairment analysis performed during the third quarter of 2024, the carrying value of the DWS reporting unit exceeded its respective fair value, resulting in the recognition of a goodwill impairment charge of $39.1 million.
During the fourth quarter of 2024, the company performed a quantitative goodwill impairment testing for each reporting unit, and estimated the fair value of the reporting units using both the income approach and the market approach.
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
The company completed the quantitative goodwill assessment in the fourth quarter of 2024 and no additional impairment charge was recognized as of December 31, 2024.
Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including actual operating results. It is reasonably possible that the judgments and estimates described above could change in future periods, which could have a significant impact on the fair value of the related reporting units.
The company continuously monitors and evaluates relevant events and circumstances that could unfavorably impact the significant assumptions noted above, including changes to U.S. treasury rates and equity risk premiums, tax rates, recent market valuations from transactions by comparable companies, volatility in the company’s market capitalization, and general industry, market and macro-economic conditions. It is possible that future changes in such circumstances or in the inputs and assumptions used in estimating the fair value of the reporting units, could require the company to record an additional non-cash impairment charge.
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
In the DWS and the Cloud, Applications & Infrastructure Solutions (CA&I) segments, substantially all of the company’s performance obligations are satisfied over time as work progresses and therefore substantially all of the revenue in these segments is recognized over time. The company generally receives payment for these contracts over time as the performance obligations are satisfied.
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
Advertising costs All advertising costs are expensed as incurred and reported in selling, general and administrative expenses in the consolidated statements of income (loss). The amount charged to the expense during 2024, 2023 and 2022 was $10.8 million, $10.7 million and $8.0 million, respectively.
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
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its derivatives (see Note 12, “Financial instruments and concentration of credit risks”), long-term debt (see Note 15, “Debt”), and to its pension and postretirement plan assets (see Note 17, “Employee plans”).
Note 2 — Recent accounting pronouncements and accounting changes
Accounting Pronouncements Adopted
Effective for the company’s fiscal year ended December 31, 2024, the company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (ASU 2023-07), issued by the Financial Accounting Standards Board (FASB), which enhances reportable segment disclosure requirements including disclosures about significant segment expenses on an annual and interim basis. The adoption of ASU 2023-07 did not have a material impact to the company’s consolidated financial statements. The required annual disclosures were applied to the presentation of the company’s reportable segments, see Note 20, “Segment information.” Prior periods reportable segment disclosures have been reclassified to be comparable to the current year presentation.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU enhances disclosures relating to the rate reconciliation and requires income taxes paid disclosures disaggregated by jurisdiction among other amendments. This update is effective for annual periods beginning after December 15, 2024, with early adoption permitted and should be applied on a prospective basis with a retrospective application permitted. This ASU is not expected to have a material effect on the company’s consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. This ASU requires public companies to disclose, on an annual and interim basis, additional information about certain costs and expenses in the notes to the financial statements. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted on either a prospective or retrospective basis. The company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
Note 3 — Acquisitions
CompuGain
On December 14, 2021, the company acquired 100% of CompuGain LLC (CompuGain), a leading cloud solutions provider, for a purchase price consideration of $85.3 million on a cash-free, debt-free basis. The company funded the cash consideration and acquisition-related costs with cash on hand.
During 2022, the company incurred and expensed acquisition-related costs of $0.4 million included within selling, general and administrative expense in the consolidated statements of income (loss).
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
During 2024, the company recognized cost-reduction charges and other costs of $20.6 million. The net charges related to workforce reductions were $13.5 million, principally related to severance costs, and were comprised of: (a) a charge of $23.7 million and (b) a credit of $10.2 million for changes in estimates. In addition, the company recorded net charges of $7.1 million comprised of a charge of $4.4 million for an asset impairment, a charge of $2.6 million for net foreign currency losses related to exiting foreign countries and a net charge of $0.1 million for other expenses and changes in estimates related to other cost-reduction efforts.
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
During 2022, the company recognized cost-reduction charges and other costs of $54.9 million. The net charges related to workforce reductions were $7.5 million, principally related to severance costs, and were comprised of: (a) a charge of $7.1 million and (b) a credit of $0.4 million for changes in estimates. In addition, the company recorded charges of $47.4 million comprised of $13.6 million related to held-for-sale assets (see Note 13, “Properties” for further details), $10.9 million for asset impairments, $11.3 million for idle leased facilities costs, $9.3 million for contract exit costs, $2.9 million for net foreign currency losses related to exiting foreign countries and a credit of $0.6 million for changes in estimates related to other cost-reduction efforts.
The charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2024	2023	2022
Cost of revenue
Services	$8.0	$4.9	$19.1
Technology	4.1	0.7	7.6
Selling, general and administrative	6.0	6.9	24.7
Research and development	(0.1)	0.5	0.6
Other (expense), net	2.6	(3.7)	2.9
Total	$20.6	$9.3	$54.9

Liabilities and expected future payments related to the company’s workforce reduction actions are as follows:

	Total	U.S.	International
Balance at December 31, 2021	$16.3	$5.7	$10.6
Additional provisions	7.1	3.6	3.5
Payments	(11.5)	(4.1)	(7.4)
Changes in estimates	0.4	(1)	1.4
Translation adjustments	(0.6)	—	(0.6)
Balance at December 31, 2022	11.7	4.2	7.5
Additional provisions	15.2	3.4	11.8
Payments	(10.8)	(3.5)	(7.3)
Changes in estimates	(6.9)	(1.6)	(5.3)
Translation adjustments	0.2	—	0.2
Balance at December 31, 2023	9.4	2.5	6.9
Additional provisions	23.7	7.5	16.2
Payments	(9.6)	(2.5)	(7.1)
Changes in estimates	(10.2)	(3.1)	(7.1)
Translation adjustments	(0.3)	—	(0.3)
Balance at December 31, 2024	$13.0	$4.4	$8.6

Expected future payments on balance at December 31, 2024:
In 2025	$13.0	$4.4	$8.6

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

The components of lease expense are as follows:

Year ended December 31,	2024	2023	2022
Operating lease cost	$22.8	$26.0	$36.7
Finance lease cost
Amortization of right-of-use assets	0.1	0.2	1.2
Total finance lease cost	0.1	0.2	1.2
Short-term lease costs	0.5	0.7	0.7
Variable lease cost	12.7	10.3	11.6
Sublease income	(0.5)	(1.1)	(1.8)
Total lease cost	$35.6	$36.1	$48.4
Supplemental balance sheet information related to leases is as follows:

As of December 31,	2024	2023
Operating Leases
Operating lease right-of-use assets	$38.4	$35.4
Other accrued liabilities	15.0	19.1
Long-term operating lease liabilities	28.9	25.6
Total operating lease liabilities	$43.9	$44.7

Finance Leases
Outsourcing assets, net	$—	$0.1
Current maturities of long-term debt	0.5	0.3
Long-term debt	2.3	—
Total finance lease liabilities	$2.8	$0.3

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.9	3.5
Finance leases	4.6	0.5

Weighted-Average Discount Rate
Operating leases	9.1%	8.3%
Finance leases	6.1%	5.2%
Supplemental cash flow information related to leases is as follows:

Years ended December 31,	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$26.2	$31.5	$41.0
Cash payments for finance leases included in financing activities	0.1	0.2	1.4
ROU assets obtained in exchange for lease obligations are as follows:

Years ended December 31,	2024	2023
Operating leases	$21.3	$14.7

Maturities of lease liabilities as of December 31, 2024 are as follows:

Year	Finance Leases	Operating Leases
2025	$0.5	$19.2
2026	0.6	14.8
2027	0.6	8.3
2028	0.7	5.9
2029	0.4	5.0
Thereafter	—	6.2
Total lease payments	2.8	59.4
Less imputed interest	—	15.5
Total	$2.8	$43.9
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. As of December 31, 2024, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2025	$4.9
2026	8.3
2027	1.4
2028	0.1
Total	$14.7
Other Commitments
At December 31, 2024, the company had outstanding standby letters of credit and surety bonds totaling approximately $194 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2024, the company had deposits and collateral of approximately $5 million in other long-term assets, principally related to tax contingencies in Brazil.
Note 6 — Other (expense), net
Other (expense), net is comprised of the following:

Year ended December 31,	2024	2023	2022
Pension and postretirement expense (i)	$(180.8)	$(387.1)	$(43.2)
Foreign exchange losses (ii)	(14.5)	(0.2)	(6.8)
Other, net (iii)	54.5	(6.6)	(32.4)
Total other (expense), net	$(140.8)	$(393.9)	$(82.4)
(i) Includes $130.6 million and $348.9 million in 2024 and 2023, respectively, of settlement losses related to the company’s defined benefit pension plans. See Note 17, “Employee plans.”
(ii) Includes charges (credits) of $2.6 million, $(3.7) million and $2.9 million respectively, in 2024, 2023 and 2022 for net foreign currency losses (gains) related to substantial completion of liquidation of foreign subsidiaries.
(iii) Other, net in 2024 includes a gain of $40.0 million related to a favorable settlement of a litigation matter (see Note 18, “Litigation and contingencies” for additional details on this matter) and a net gain of $14.9 million related to a favorable judgement received in a Brazilian services tax matter. Environmental costs relate to previously disposed businesses are included within other, net.

Note 7 — Income taxes
Following is the total loss before income taxes and the provision for income taxes.

Year ended December 31,	2024	2023	2022
Income (loss) before income taxes
United States	$(268.7)	$(545.5)	$(177.2)
Foreign	193.4	197.7	114.6
Total loss before income taxes	$(75.3)	$(347.8)	$(62.6)
Provision (benefit) for income taxes
Current
United States	$21.1	$8.8	$15.9
Foreign	61.2	46.0	34.7
Total	82.3	54.8	50.6
Deferred
United States	18.7	—	—
Foreign	16.9	24.5	(8.3)
Total provision for income taxes	$117.9	$79.3	$42.3
Following is a reconciliation of the benefit for income taxes at the United States statutory tax rate to the provision for income taxes as reported:

Year ended December 31,	2024	2023	2022
U.S. statutory income tax benefit	$(15.8)	$(73.0)	$(13.2)
Income and losses for which no provision or benefit has been recognized	63.0	123.2	40.9
Foreign rate differential and other foreign tax expense	8.9	12.7	6.4
Income tax withholdings	23.0	14.0	19.7
Additional tax expense on undistributed earnings of certain foreign subsidiaries	27.3	—	—
Permanent items	1.2	(3.0)	(2.1)
Change in uncertain tax positions	1.3	3.8	0.4
Change in valuation allowances	7.9	2.1	(9.8)
U.S. income tax benefit	—	(0.6)	—
Other	1.1	0.1	—
Provision for income taxes	$117.9	$79.3	$42.3

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2024	2023
Deferred tax assets
Tax loss carryforwards	$787.6	$813.0
Pension and postretirement benefits	196.5	183.0
Foreign tax credit carryforwards	61.9	83.6
Other tax credit carryforwards	29.5	29.1
Deferred revenue	48.2	31.9
Employee benefits and compensation	31.2	31.5
Purchased capitalized software	18.4	19.4
Depreciation	28.6	33.0
Warranty, bad debts and other reserves	2.9	7.6
Capitalized costs	9.3	9.0
Capitalized research and development	6.7	—
Other	76.0	57.6
	1,296.8	1,298.7
Valuation allowance	(1,168.6)	(1,150.1)
Total deferred tax assets	$128.2	$148.6
Deferred tax liabilities
Undistributed earnings of certain foreign subsidiaries	$27.7	$—
Capitalized research and development	—	10.4
Other	32.6	25.1
Total deferred tax liabilities	$60.3	$35.5
Net deferred tax assets	$67.9	$113.1
Changes in the valuation allowance was as follows:

Year ended December 31,	2024	2023	2022
Valuation allowance, at beginning of year	$(1,150.1)	$(1,110.5)	$(1,226.2)
Actuarial pension adjustments	24.8	84.5	70.7
Expired net operating losses/tax credits	35.2	42.9	52.3
Foreign exchange	15.5	(6.8)	14.8
Recognition of income tax benefit (expense) (i)	(56.0)	(125.9)	(43.9)
Other	(38.0)	(34.3)	21.8
Valuation allowance, at end of year	$(1,168.6)	$(1,150.1)	$(1,110.5)
(i) Includes U.S. pension activity of $(44.8) million, ($95.9) million and ($11.3) million for the years ended December 31, 2024, 2023 and 2022, respectively.
The company has tax effected tax loss carryforwards as follows:

As of December 31,	2024
U.S. Federal	$339.6
State and local	196.0
Foreign	252.0
Total tax loss carryforwards	$787.6

These carryforwards will expire as follows:

Year
2025	$20.4
2026	15.1
2027	19.0
2028	89.9
2029	4.9
Thereafter	361.0
Unlimited	277.3
Total	$787.6
The company also has available tax credit carryforwards, which will expire as follows:

Year
2025	$20.8
2026	33.7
2027	9.1
2028	0.3
2029	0.1
Thereafter	27.4
Total	$91.4
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
The realization of the company’s net deferred tax assets as of December 31, 2024, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. During 2024, the company determined that a portion of its non-U.S. net deferred tax assets required an additional valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2024 was approximately $7.9 million, primarily in the United Kingdom. During 2023, the company determined that a portion of its non-U.S. net deferred tax assets required an additional valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2023 was approximately $2.1 million, primarily in Latin America.
Under U.S. tax law, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation, except for certain federal and state taxes. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. The company is no longer asserting indefinite reinvestment of the earnings of certain foreign subsidiaries. Accordingly, at December 31, 2024, the related deferred tax liability was $27.7 million, which is reported within other long-term liabilities on the company’s consolidated balance sheets. At December 31, 2024, the unrecognized deferred income tax liability was approximately $8.1 million for those foreign subsidiaries for which the company currently intends to indefinitely reinvest the earnings and for which no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries .

Cash paid for income taxes, net of refunds was as follows:

Year ended December 31,	2024	2023	2022
Cash paid for income taxes, net of refunds	$56.4	$63.4	$49.0
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2024	2023	2022
Balance at January 1	$20.9	$17.8	$21.6
Additions based on tax positions related to the current year	2.5	4.6	1.9
Changes for tax positions of prior years	(3.4)	2.6	1.2
Reductions as a result of a lapse of applicable statute of limitations	(5.8)	(4.6)	(5.4)
Settlements	(0.5)	—	—
Changes due to foreign currency	(0.2)	0.5	(1.5)
Balance at December 31	$13.5	$20.9	$17.8
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income (loss). At December 31, 2024 and 2023, the company had an accrual of $5.0 million and $4.6 million, respectively, for the payment of penalties and interest.
At December 31, 2024, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate. Within the next 12 months, the company believes that it is reasonably possible that the amount of unrecognized tax benefits may decrease by $1.3 million related to a statute of limitation expiration; however, various events could cause this belief to change in the future.
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
As a result of the ownership change in 2011, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2024, is approximately $405 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. federal cash tax liability in the near term.

Note 8 — Earnings (loss) per common share
The following table provides the calculations for the company’s earnings (loss) per common share attributable to Unisys Corporation (shares in thousands).

Year ended December 31,	2024	2023	2022
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(193.4)	$(430.7)	$(106.0)
Weighted average shares	69,199	68,254	67,665
Basic loss per common share	$(2.79)	$(6.31)	$(1.57)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(193.4)	$(430.7)	$(106.0)
Weighted average shares	69,199	68,254	67,665
Plus incremental shares from assumed conversions of employee stock plans	—	—	—
Adjusted weighted average shares	69,199	68,254	67,665
Diluted loss per common share	$(2.79)	$(6.31)	$(1.57)

Anti-dilutive weighted-average restricted stock units(i)	2,340	945	481
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
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $95.3 million and $93.9 million at December 31, 2024 and 2023, respectively.
Unearned income, which is reported as a deduction from accounts receivable, was $5.4 million and $9.0 million at December 31, 2024 and 2023, respectively.
The allowance for credit losses, which is reported as a deduction from accounts receivable, was $7.6 million and $9.5 million at December 31, 2024 and 2023, respectively. The provision for credit losses, which is reported in selling, general and administrative expenses in the consolidated statements of income (loss), was expense (income) of $(1.2) million, $(0.2) million and $0.3 million, in 2024, 2023 and 2022, respectively.
Additionally, long-term receivables were $43.7 million and $70.3 million at December 31, 2024 and 2023, respectively, and are reported in other long-term assets on the company’s consolidated balance sheets.
Note 10 — Contract assets and deferred revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.

Net contract assets (liabilities) are as follows:

As of December 31,	2024	2023
Contract assets - current	$16.0	$11.7
Contract assets - long-term(i)	6.0	8.6
Deferred revenue - current	(210.4)	(198.6)
Deferred revenue - long-term	(108.8)	(104.4)
(i)Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

Year ended December 31,	2024	2023
Revenue recognized that was included in deferred revenue at the beginning of the period	$189.5	$198.9
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
Deferred commissions were as follows:

As of December 31,	2024	2023
Deferred commissions	$7.2	$3.7
Amortization expense related to deferred commissions was as follows:

Year ended December 31,	2024	2023	2022
Deferred commissions - amortization expense(i)	$1.1	$1.5	$2.9
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
Costs to fulfill a contract were as follows:

As of December 31,	2024	2023
Costs to fulfill a contract	$12.9	$19.2
Amortization expense related to costs to fulfill a contract was as follows:

Year ended December 31,	2024	2023	2022
Costs to fulfill a contract - amortization expense	$3.5	$6.7	$23.7
The remaining balance of outsourcing assets, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Note 12 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At December 31, 2024 and 2023, the notional amount of these contracts was $501.3 million and $488.4 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.

The following table summarizes the fair value of the company’s foreign exchange forward contracts.

As of December 31,	2024	2023
Balance Sheet Location
Prepaid expenses and other current assets	$0.1	$9.0
Other accrued liabilities	9.5	0.1
Total fair value	$(9.4)	$8.9
The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

Year Ended December 31,	2024	2023	2022
Statement of Income Location
Other (expense), net	$(35.6)	$13.5	$(39.3)
Other financial instruments include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits, which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2024 and 2023, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates fair value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2024 and 2023, the company had no significant concentrations of credit risk with any one customer.
Note 13 — Properties
The components of properties, net were as follows:

As of December 31,	2024	2023
Buildings	$0.3	$0.3
Machinery and office equipment	208.7	211.5
Internal-use software	180.9	177.1
Rental equipment	6.3	7.5
Total properties	$396.2	$396.4
Less - Accumulated depreciation and amortization	339.1	332.1
Properties, net	$57.1	$64.3
Long-lived assets to be sold are classified as held-for-sale in the period in which they meet all the criteria for the disposal of long-lived assets. The company measures assets held-for-sale at the lower of their carrying amount or fair value less cost to sell. At both December 31, 2024 and 2023, the company had $4.9 million of assets held-for-sale related to its data center facility located in Eagan, Minnesota. In 2021, the company determined that these assets met the criteria for classification of assets held-for-sale.
Since the assets have been held-for-sale for more than a year, the company evaluates whether (i) the company has taken all necessary actions to respond to the change in circumstances; (ii) the company is actively marketing the data center facility at a price that is reasonable; and (iii) the company continues to meet all of the criteria to continue to classify the assets as held-for-sale.
During 2022, the company recognized an asset held-for-sale write-down of $13.6 million, reducing the assets to its estimated current fair market value less costs to sell. The valuation report was considered a Level 2 input. The company is actively marketing this facility for sale and has identified a potential interested party. The company believes the classification continues to be appropriate and that all the criteria has been met to classify these assets as held-for-sale at December 31, 2024.

Note 14 — Goodwill and intangible assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit were as follows:

	Total	DWS	CA&I	ECS	Other
Balance at December 31, 2022	$287.1	$140.5	$38.0	$98.3	$10.3
Translation adjustments	0.3	0.3	—	—	—
Balance at December 31, 2023	287.4	140.8	38.0	98.3	10.3
Goodwill impairment (i)	(39.1)	(39.1)	—	—	—
Translation adjustments	(0.4)	(0.4)	—	—	—
Balance at December 31, 2024	$247.9	$101.3	$38.0	$98.3	$10.3
(i) During the third quarter of 2024, the company recorded a goodwill impairment charge of $39.1 million in its DWS reporting unit as the carrying value exceeded its fair value. See Note 1, "Summary of significant accounting policies" for additional details.
Accumulated goodwill impairment losses as of December 31, 2024 were $39.1 million. There were no accumulated goodwill impairment losses as of December 31, 2023.
At December 31, 2024, there was no goodwill allocated to reporting units with negative net assets. At December 31, 2023, the amount of goodwill allocated to reporting units with negative net assets within Other was $10.3 million.
Intangible Assets, Net
Intangible assets, net at December 31, 2024 and 2023 consists of the following:

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$10.0	$—
Customer relationships (ii)	54.2	19.0	35.2
Marketing (ii)	1.3	1.0	0.3
Total	$65.5	$30.0	$35.5

As of December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology (i)	$10.0	$8.1	$1.9
Customer relationships (ii)	54.2	14.1	40.1
Marketing (ii)	1.3	0.6	0.7
Total	$65.5	$22.8	$42.7
(i) Amortization expense is included within cost of revenue - technology in the consolidated statements of income (loss).
(ii) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
Amortization expense was $7.2 million, $9.7 million and $10.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The future amortization relating to acquired intangible assets at December 31, 2024 was estimated as follows:

Year	Future Amortization Expense
2025	$4.3
2026	4.0
2027	4.0
2028	4.0
2029	4.0
Thereafter	15.2
Total	$35.5
Note 15 — Debt
Long-term debt is comprised of the following:

As of December 31,	2024	2023
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $3.4 million and $4.6 million at December 31, 2024 and 2023, respectively)	$481.6	$480.4
Finance leases	2.8	0.3
Other debt	8.8	23.5
Total	493.2	504.2
Less – current maturities	5.0	13.0
Total long-term debt	$488.2	$491.2
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt.

As of December 31,	2024	2023
6.875% senior secured notes due November 1, 2027	$471.3	$437.5
The company’s principal sources of liquidity are cash on hand, cash from operations and its Amended and Restated ABL Credit Facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
At December 31, 2024, the company had met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.

Maturities of long-term debt, including finance leases, in each of the next five years and thereafter are as follows:

Year	Total	Long-Term Debt	Finance Leases
2025	$5.0	$4.5	$0.5
2026	4.0	3.3	0.7
2027	483.2	482.5	0.7
2028	0.8	0.1	0.7
2029	0.2	—	0.2
Total	$493.2	$490.4	$2.8
Cash paid for interest and capitalized interest expense was as follows:

Year ended December 31,	2024	2023	2022
Cash paid for interest	$35.4	$35.5	$36.5
Capitalized interest expense	$4.5	$5.7	$5.1
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
The 2027 Notes and the related guarantees rank equally in right of payment with all of the existing and future senior debt of the company and its subsidiary guarantors and senior in right of payment to any future subordinated debt of the company and its subsidiary guarantors. The 2027 Notes and the related guarantees are structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the subsidiaries of the company that are not subsidiary guarantors. The 2027 Notes and the guarantees are secured by liens on substantially all assets of the company and the subsidiary guarantors, other than certain excluded assets (the collateral). The liens securing the 2027 Notes on certain Asset Based Lending (ABL) collateral are subordinated to the liens on ABL collateral in favor of the ABL secured parties and, in the future, the liens securing the 2027 Notes may be subordinated to liens on the collateral securing certain permitted first lien debt, subject to certain limitations and permitted liens.
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
Interest expense related to the 2027 Notes is comprised of the following:

Year ended December 31,	2024	2023	2022
Contractual interest coupon	$33.3	$33.3	$33.3
Amortization of issuance costs	1.2	1.2	1.2
Total	$34.5	$34.5	$34.5

Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which was amended in October 2024 (the Amendment). Among other things, the Amendment extended the maturity from October 29, 2025 to October 29, 2027 and reduced the aggregate amount of loans and letters of credit available under the Amended and Restated ABL Credit Facility to $125.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available to be increased up to $155.0 million upon the satisfaction of certain specified conditions.
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2024, the company had no borrowings and no letters of credit outstanding. Availability under the credit facility was $117.1 million.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to the maturity date of the 2027 Notes or any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the amount the remaining outstanding balance of the 2027 Notes or the amount of such pension payments, as applicable, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
The Amended and Restated ABL Credit Facility is guaranteed by the subsidiary guarantors and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of Bank of America, N.A., as agent for the lenders under the credit facility.
The company is required to maintain a minimum fixed charge coverage ratio if the availability under the Amended and Restated ABL Credit Facility falls below the greater of 10% of the lenders’ commitments under the facility and $12.5 million.
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
Note 16 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2024	2023
Payrolls and commissions	$135.1	$124.5
Income taxes	47.0	31.4
Taxes other than income taxes	24.0	27.4
Accrued vacations	21.5	22.4
Operating leases	15.0	19.1
Cost reduction	13.0	9.4
Pension and postretirement	9.7	10.2
Accrued interest	5.6	5.8
Other	43.8	58.2
Total other accrued liabilities	$314.7	$308.4

Note 17 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees. At December 31, 2024, 8.2 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2024, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2024, 2023 and 2022, the company recorded $21.2 million, $17.2 million and $20.0 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the year ended December 31, 2024 follows (shares in thousands):

	Restricted Stock and RSU	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2023	4,758	$9.27
Granted	2,794	6.53
Vested	(1,590)	11.61
Forfeited and expired	(257)	7.55
Outstanding at December 31, 2024	5,705	6.26
The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2024, 2023 and 2022 was $19.3 million, $17.1 million and $27.0 million, respectively. The fair value of restricted stock and restricted stock units with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.

Year ended December 31,	2024	2023
Weighted-average fair value of grant	$8.17	$7.32
Risk-free interest rate(i)	4.46%	4.51%
Expected volatility(ii)	76.28%	63.63%
Expected life of restricted stock units in years(iii)	2.85	2.84
Expected dividend yield	—%	—%

(i)	Represents the continuously compounded semi-annual zero-coupon U.S. treasury rate commensurate with the remaining performance period.
(ii)	Based on historical volatility for the company that is commensurate with the length of the performance period.
(iii)	Represents the remaining life of the longest performance period.
As of December 31, 2024, there was $14.3 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.5 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the years ended December 31, 2024, 2023 and 2022 was $18.5 million, $9.1 million and $17.4 million, respectively.

Common stock issued upon lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. The company matches 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge related to the company match for the years ended December 31, 2024, 2023 and 2022, was $6.9 million, $6.6 million and $6.9 million, respectively.
The company has defined contribution plans in certain locations outside the United States. The charge related to these plans was $18.2 million, $16.9 million and $16.6 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2024 and 2023, the liability to the participants of these plans was $8.0 million and $7.1 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
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
The American Rescue Plan Act, which was signed into law in the U.S. in 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, the company was not required to make cash contributions to its U.S. qualified defined benefit pension plans in 2024, 2023 and 2022.
In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $192 million to transfer projected benefit obligations related to approximately 3,800 retirees of one of the company’s U.S defined benefit pension plans. This action resulted in a pre-tax settlement loss of $130.1 million for the year ended December 31, 2024.
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

Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets follows:

	U.S. Plans		International Plans
As of December 31,	2024	2023	2024	2023
Change in projected benefit obligation
Benefit obligation at beginning of year	$2,291.7	$2,852.9	$1,715.4	$1,574.6
Service cost	—	—	1.3	1.1
Interest cost	115.9	152.7	68.0	72.3
Plan participants’ contributions	—	—	1.2	1.2
Plan settlement	(192.0)	(516.1)	(2.9)	(4.5)
Actuarial (gain) loss	(58.8)	80.2	(155.0)	67.7
Benefits paid	(216.3)	(278.0)	(91.3)	(80.9)
Foreign currency translation adjustments	—	—	(22.4)	83.9
Benefit obligation at end of year	$1,940.5	$2,291.7	$1,514.3	$1,715.4
Change in plan assets
Fair value of plan assets at beginning of year	$1,817.9	$2,440.1	$1,486.2	$1,444.3
Actual return on plan assets	(32.1)	166.1	(68.6)	18.7
Employer contribution	5.6	5.8	16.3	36.6
Plan participants’ contributions	—	—	1.2	1.2
Plan settlement	(192.0)	(516.1)	(2.9)	(4.5)
Benefits paid	(216.3)	(278.0)	(91.3)	(80.9)
Foreign currency translation adjustments	—	—	(19.4)	70.8
Fair value of plan assets at end of year	$1,383.1	$1,817.9	$1,321.5	$1,486.2
Funded status at end of year	$(557.4)	$(473.8)	$(192.8)	$(229.2)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension and postretirement assets	$15.7	$30.7	$9.9	$7.3
Other accrued liabilities	(5.2)	(5.4)	(0.1)	(0.2)
Long-term pension and postretirement liabilities	(567.9)	(499.1)	(202.6)	(236.3)
Total funded status	$(557.4)	$(473.8)	$(192.8)	$(229.2)
Accumulated other comprehensive loss, net of tax
Net loss	$1,418.5	$1,514.2	$1,002.6	$1,037.8
Prior service credit	$(22.2)	$(24.7)	$(42.0)	$(45.0)
Accumulated benefit obligation	$1,940.5	$2,291.7	$1,511.3	$1,712.5
Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets follows:

As of December 31,	2024	2023
Accumulated benefit obligation	$2,964.5	$3,544.3
Fair value of plan assets	$2,191.7	$2,806.2
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets follows:

As of December 31,	2024	2023
Projected benefit obligation	$2,967.5	$3,547.2
Fair value of plan assets	$2,191.7	$2,806.2

Net periodic pension expense (income) includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2024	2023	2022	2024	2023	2022
Service cost(i)	$—	$—	$—	$1.3	$1.1	$1.9
Interest cost	115.9	152.7	114.6	68.0	72.3	39.3
Expected return on plan assets	(125.4)	(178.6)	(189.8)	(88.1)	(84.9)	(77.4)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.2)	(2.4)	(2.6)
Recognized net actuarial loss	64.3	75.6	125.9	20.9	9.1	37.7
Settlement losses	130.1	348.2	—	0.5	0.7	—
Net periodic pension expense (income)	$182.4	$395.4	$48.2	$0.4	$(4.1)	$(1.1)
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic pension expense (income) are reported in other (expense), net in the consolidated statements of income (loss).
Management’s significant assumption used in the determination of the defined benefit pension plan obligations with respect to the U.S. pension plans, is the discount rate. Weighted-average assumptions used to determine net periodic pension expense (income) are as follows:

	U.S. Plans			International Plans
Year ended December 31,	2024	2023	2022	2024	2023	2022
Discount rate	5.70%	6.04%	3.18%	4.24%	4.80%	1.73%
Expected long-term rate of return on assets	7.00%	7.10%	6.50%	4.82%	4.44%	3.88%

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:
Discount rate	6.09%	5.70%	6.04%	5.10%	4.24%	4.80%
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	40%	35-45%	1%	0-1%
Debt securities	44%	39-49%	57%	52-62%
Real estate	0%	0%	1%	0-1%
Cash	0%	0-5%	0%	0-0%
Other	16%	11-21%	41%	34-49%
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

In 2025, the company expects to make cash contributions of approximately $92 million to its U.S. and international defined benefit pension plans.
As of December 31, 2024, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year	U.S.	International
2025	$211.0	$89.2
2026	206.5	92.9
2027	201.2	95.7
2028	195.0	97.4
2029	188.0	100.9
2030 - 2034	817.3	514.9
Other postretirement benefits A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans follows:

As of December 31,	2024	2023
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$60.1	$68.9
Service cost	0.1	0.2
Interest cost	2.3	2.6
Plan participants’ contributions	0.2	0.3
Actuarial gain	(0.8)	(6.9)
Benefits paid	(5.2)	(5.1)
Foreign currency translation and other adjustments	(3.3)	0.1
Benefit obligation at end of year	$53.4	$60.1
Change in plan assets
Fair value of plan assets at beginning of year	$3.2	$5.2
Actual return on plan assets	(0.3)	(2.8)
Employer contributions	5.2	5.6
Plan participants’ contributions	0.2	0.3
Benefits paid	(5.2)	(5.1)
Fair value of plan assets at end of year	$3.1	$3.2
Funded status at end of year	$(50.3)	$(56.9)
Amounts recognized in the consolidated balance sheets consist of:
Other accrued liabilities	$(4.4)	$(4.6)
Long-term pension and postretirement liabilities	(45.9)	(52.3)
Total funded status	$(50.3)	$(56.9)
Accumulated other comprehensive income, net of tax
Net income	$(7.1)	$(7.6)
Prior service cost	0.4	0.6
Net periodic postretirement benefit income includes the following components:

Year ended December 31,	2024	2023	2022
Service cost(i)	$0.1	$0.2	$0.2
Interest cost	2.3	2.6	1.9
Expected return on assets	(0.2)	(0.3)	(0.3)
Amortization of prior service cost (credit)	0.2	(1.3)	(1.4)
Recognized net actuarial gain	(3.0)	(4.0)	(2.2)
Net periodic benefit income	$(0.6)	$(2.8)	$(1.8)
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit income are reported in other (expense), net in the consolidated statements of income (loss).

Weighted-average assumptions used to determine net periodic postretirement benefit income are as follows:

Year ended December 31,	2024	2023	2022
Discount rate	5.03%	5.39%	2.70%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 are as follows:

Year ended December 31,	2024	2023	2022
Discount rate	5.56%	5.03%	5.39%
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2025, the company expects to contribute approximately $3 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2024	2023
Health care cost trend rate assumed for next year	8.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2036	2033
As of December 31, 2024, the following benefits are expected to be paid from the company’s postretirement plans:

Year	Expected Payments
2025	$5.1
2026	4.5
2027	4.2
2028	4.0
2029	3.8
2030 – 2034	16.5

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

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2024.

	U.S. Plans				International Plans
As of December 31, 2024	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$258.3	$258.3	$—	$—	$0.3	$0.3	$—	$—
Commingled Funds	241.7		241.7
Debt Securities
U.S. Govt. Securities	230.7	230.7
Other Fixed Income	145.4		145.4		246.0		246.0
Insurance Contracts					456.8			456.8
Commingled Funds	100.1		100.1		12.1		12.1
Real Estate
Real Estate Investment Trusts	34.9	34.9
Other
Derivatives(i)	(31.0)	(15.9)	(15.1)		(28.3)		(28.3)
Commingled Funds					13.6		13.6
Pooled Funds	79.5		79.5		14.9		14.9
Cumulative futures contracts variation margin paid to brokers	14.1	14.1
Cash	2.4	2.4			43.4	43.4
Receivables	9.1	9.1			—	—
Payables	(24.4)	(24.4)			—	—
Total plan assets in fair value hierarchy(ii)	$1,060.8	$509.2	$551.6	$—	$758.8	$43.7	$258.3	$456.8
Plan assets measured using NAV as a practical expedient(iii):
Commingled Funds
Debt	$91.7				$172.4
Other	66.0				390.3
Private Real Estate	115.9
Private Equity	48.7
Total pension plan assets	$1,383.1				$1,321.5
Other postretirement plans
Insurance Contracts	$3.1			$3.1
(i) Level 1 derivatives represent unrealized appreciation or depreciation on open futures contracts. The value of open futures contracts includes derivatives and the cumulative futures contracts variation margin paid to or received from brokers.
(ii) As of December 31, 2024, the pension plans assets include approximately $254 million of investments in funds managed by BlackRock, Inc., a related party of the company. Investment management fees paid by the pension plans to BlackRock, Inc. were not material to the consolidated financial statements for the year ended December 31, 2024.
(iii) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2023.

	U.S. Plans				International Plans
As of December 31, 2023	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$361.5	$360.6	$0.9	$—	$—	$—	$—	$—
Commingled Funds	227.9		227.9
Debt Securities
U.S. Govt. Securities	289.8	289.8
Other Fixed Income	245.1		245.1		360.3		360.3
Insurance Contracts					510.6			510.6
Commingled Funds	127.4		127.4		16.1		16.1
Real Estate
Real Estate Investment Trusts	34.6	34.6
Other
Derivatives(i)	89.9	68.1	21.8		(3.4)		(3.4)
Commingled Funds					13.2		13.2
Pooled Funds	80.0		80.0		12.0		12.0
Cumulative futures contracts variation margin received from brokers	(67.4)	(67.4)
Cash	1.6	1.6			37.9	37.9
Receivables	10.8	10.8			—	—
Payables	(19.0)	(19.0)			—	—
Total plan assets in fair value hierarchy(ii)	$1,382.2	$679.1	$703.1	$—	$946.7	$37.9	$398.2	$510.6
Plan assets measured using NAV as a practical expedient(iii):
Commingled Funds
Debt	$102.3				$191.4
Other	96.8				348.1
Private Real Estate	188.9				—
Private Equity	47.7				—
Total pension plan assets	$1,817.9				$1,486.2
Other postretirement plans
Insurance Contracts	$3.2			$3.2
(i) Level 1 derivatives represent unrealized appreciation or depreciation on open futures contracts. The value of open futures contracts includes derivatives and the cumulative futures contracts variation margin received from brokers.
(ii) As of December 31, 2023, the pension plans assets include approximately $227 million of investments in funds managed by BlackRock, Inc., a related party of the company. Investment management fees paid by the pension plans to BlackRock, Inc. were not material to the consolidated financial statements for the year ended December 31, 2023.
(ii) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following tables set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2024 and 2023.

	January 1, 2024	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2024	December 31, 2024
U.S. plans
Other postretirement plans
Insurance Contracts	$3.2	$(0.3)	$0.2	$—	$—	$3.1
International pension plans
Insurance Contracts	$510.6	$—	$6.2	$(31.0)	$(29.0)	$456.8

	January 1, 2023	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2023	December 31, 2023
U.S. plans
Other postretirement plans
Insurance Contracts	$5.2	$(2.8)	$0.8	$—	$—	$3.2
International pension plans
Insurance Contracts	$100.3	$—	$375.6	$(13.8)	$48.5	$510.6
The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2024				2023
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$91.7	$—	Daily, Monthly	15-45 days	$102.3	$—	Daily, Monthly	15-45 days
Other	66.0	—	Quarterly	90 days	96.8	—	Monthly, Quarterly	5-90 days
Private Real Estate(i)	115.9	—	Quarterly	60-90 days	188.9	—	Quarterly	60-90 days
Private Equity(ii)	48.7	19.7			47.7	23.3
Total	$322.3	$19.7			$435.7	$23.3
International pension plans
Commingled Funds
Debt	$172.4	$43.4	Never		$191.4	$42.1	Never
Other	390.3	—	Bimonthly	10 days	348.1	—	Bimonthly	10 days
Total	$562.7	$43.4			$539.5	$42.1
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2024, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At December 31, 2024, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $85 million.
As previously disclosed, the company received voluntary requests for information and documents from the SEC relating to the company’s policies, procedures and disclosures in connection with cybersecurity incidents. The company cooperated with the SEC’s investigation of certain of the company’s cybersecurity risk disclosures and cybersecurity-related internal controls, including with respect to the material weaknesses that the company identified and disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2022. On October 22, 2024, Unisys reached a non-scienter-based administrative proceeding settlement, on a neither admit nor deny basis, with the SEC in connection with the investigation. Non-scienter-based securities violations are made without any knowledge, intent or recklessness. The company concluded that it was in the best interests of the company and its stockholders to constructively resolve this matter with the SEC and the settlement fully resolved the investigation. The SEC recognized the company’s cooperation in its investigation and the remediation steps the company has taken to strengthen its cybersecurity risk management and protections. As part of the settlement, the company agreed and paid a $4 million civil penalty. The settlement is not an admission by the company of any wrongdoing.

On December 3, 2024, Unisys reached a settlement in the case of Unisys Corp. v. Gilbert, et al. pending in the Eastern District of Pennsylvania. The litigation sought damages from Atos, a competitor, and former employees, alleging theft of Unisys trade secrets and confidential information. This settlement for $40 million allows the company to avoid the costs and uncertainties associated with prolonged litigation and reinforces the value of Unisys’s intellectual property. The gain is included within other (expense), net on the company’s consolidated statements of income (loss) in 2024. The company received payment of $15 million as of December 31, 2024 and the remaining amount is included within accounts receivable, net on the company’s consolidated balance sheets as of December 31, 2024. The company believes that this settlement was in the best interest of its stockholders and resolved the ongoing litigation in a favorable manner.
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
Environmental Matters
The company has an estimated environmental liability for a site that its predecessor company previously operated. As of December 31, 2024, the related liability totaled approximately $24 million, of which $8 million is reported in other accrued liabilities and $16 million in other long-term liabilities on the company’s consolidated balance sheets. As of December 31, 2023, the related liability totaled approximately $28 million, of which $13 million is reported in other accrued liabilities and $15 million in other long-term liabilities on the company’s consolidated balance sheets. Additionally, the company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of December 31, 2024, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheets.
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
At December 31, 2024, 8.4 million shares of unissued common stock of the company were reserved for future issuance.
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Pension and Postretirement Plans
Balance at December 31, 2021	$(3,264.1)	$(866.2)	$(2,397.9)
Other comprehensive income (loss) before reclassifications	38.0	(114.1)	152.1
Amounts reclassified from accumulated other comprehensive loss	150.1	2.9	147.2
Current period other comprehensive income (loss)	188.1	(111.2)	299.3
Balance at December 31, 2022	(3,076.0)	(977.4)	(2,098.6)
Other comprehensive (loss) income before reclassifications	(142.8)	68.3	(211.1)
Amounts reclassified from accumulated other comprehensive loss	418.5	(3.7)	422.2
Current period other comprehensive income	275.7	64.6	211.1
Balance at December 31, 2023	(2,800.3)	(912.8)	(1,887.5)
Other comprehensive loss before reclassifications	(165.0)	(74.5)	(90.5)
Amounts reclassified from accumulated other comprehensive loss	208.1	2.6	205.5
Current period other comprehensive income (loss)	43.1	(71.9)	115.0
Balance at December 31, 2024	$(2,757.2)	$(984.7)	$(1,772.5)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

Year ended December 31,	2024	2023	2022
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$2.6	$(3.7)	$2.9
Pension and postretirement plans(ii):
Amortization of prior service credit	(5.4)	(5.4)	(5.8)
Amortization of actuarial losses	84.3	80.5	159.0
Settlement losses	130.6	348.9	—
Total before tax	212.1	420.3	156.1
Income tax	(4.0)	(1.8)	(6.0)
Total reclassifications for the period	$208.1	$418.5	$150.1
(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii) Included in net periodic pension and postretirement cost (see Note 17, “Employee plans”).
The following table summarizes the changes in shares of common stock and treasury stock:

	Common Stock	Treasury Stock
Balance at December 31, 2021	72.5	5.3
Stock-based compensation	0.8	0.2
Balance at December 31, 2022	73.3	5.5
Stock-based compensation	0.7	0.1
Balance at December 31, 2023	74.0	5.6
Stock-based compensation	1.6	0.4
Balance at December 31, 2024	75.6	6.0
Note 20 — Segment information
The company’s reportable segments are as follows:
•Digital Workplace Solutions (DWS), which provides workplace solutions featuring intelligent workplace services, proactive experience management and collaboration tools to support business growth;
•Cloud, Applications & Infrastructure Solutions (CA&I), which provides digital transformation in the areas of cloud migration and management, applications and infrastructure transformation and modernization solutions; and
•Enterprise Computing Solutions (ECS), which provides solutions that harness secure, high-intensity enterprise computing and enable digital services through software-defined operating environments.
This segment structure reflects the financial information used by the company’s chief operating decision maker (CODM) to make decisions regarding the company’s business, including resource allocations and performance assessments, as well as the current operating focus. The company’s CODM is a group that consists of the Chief Executive Officer, the President and Chief Operating Officer and the Executive Vice President and Chief Financial Officer.
The CODM evaluates the performance of the segments based on segment revenue and segment gross profit. The company’s CODM regularly reviews cost of revenues by segment and treats it as a significant segment expense. Segment revenue and segment gross profit are exclusive of certain activities and expenses that are not allocated to specific segments and reported in other as described below.
Other, as presented in the reconciliation tables below, includes revenue, cost of revenue and assets related to certain non-core business activities including the company’s business process solutions, which primarily provides for the management of processes and functions for clients in select industries, and a United Kingdom business process outsourcing consolidated joint venture. Additionally, certain expenses within cost of revenue such as restructuring charges, amortization of purchased intangibles and unusual and nonrecurring items are not allocated to specific segments. These amounts are combined within other revenue and other gross profit (loss) to arrive at total consolidated revenue and total consolidated gross profit (loss) as reported in the reconciliations below.

Corporate assets are principally cash and cash equivalents, prepaid pension and postretirement assets, deferred income taxes and operating lease right-of-use assets.
Information regarding the company’s reportable segments is presented below:

	Total Segments	DWS	CA&I	ECS
2024
Total revenue	$1,701.7	$523.5	$526.9	$651.3
Cost of revenue	1,140.6	441.4	439.8	259.4
Gross profit	$561.1	$82.1	$87.1	$391.9
Total assets	$1,081.4	$323.2	$224.0	$534.2
Capital expenditures	$68.2	$6.0	$6.5	$55.7
2023
Total revenue	$1,725.1	$546.1	$531.0	$648.0
Cost of revenue	1,170.4	469.9	449.1	251.4
Gross profit	$554.7	$76.2	$81.9	$396.6
Total assets	$1,196.6	$379.2	$249.6	$567.8
Capital expenditures	$65.9	$3.9	$7.1	$54.9
2022
Total revenue	$1,699.9	$509.9	$520.3	$669.7
Cost of revenue	1,149.1	438.4	473.0	237.7
Gross profit	$550.8	$71.5	$47.3	$432.0
Total assets	$1,190.6	$346.5	$268.3	$575.8
Capital expenditures	$68.4	$6.3	$6.5	$55.6
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

Year ended December 31,	2024	2023	2022
Total segment revenue	$1,701.7	$1,725.1	$1,699.9
Other revenue	306.7	290.3	280.0
Total consolidated revenue	$2,008.4	$2,015.4	$1,979.9
Presented below is a reconciliation of total segment gross profit to total consolidated loss before income taxes:

Year ended December 31,	2024	2023	2022
Total segment gross profit	$561.1	$554.7	$550.8
Other gross profit (loss)	24.8	(3.4)	(21.2)
Total gross profit	585.9	551.3	529.6
Selling, general and administrative expense	(424.2)	(450.3)	(453.2)
Research and development expense	(25.2)	(24.1)	(24.2)
Goodwill impairment	(39.1)	—	—
Interest expense	(31.9)	(30.8)	(32.4)
Other (expense), net	(140.8)	(393.9)	(82.4)
Total loss before income taxes	$(75.3)	$(347.8)	$(62.6)

Presented below is a reconciliation of total segment assets to consolidated assets:

As of December 31,	2024	2023	2022
Total segment assets	$1,081.4	$1,196.6	$1,190.6
Other assets	113.5	82.1	96.8
Cash and cash equivalents	376.5	387.7	391.8
Deferred income taxes	96.6	114.0	118.6
Operating lease right-of-use assets	38.4	35.4	42.5
Prepaid pension and postretirement assets	25.6	38.0	119.5
Other corporate assets	140.3	111.6	105.8
Total assets	$1,872.3	$1,965.4	$2,065.6
Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and outsourcing assets, is presented below:

Year ended December 31,	2024	2023	2022
Revenue
United States	$864.1	$889.0	$854.9
United Kingdom	241.1	289.3	228.0
Other foreign(i)	903.2	837.1	897.0
Total revenue	$2,008.4	$2,015.4	$1,979.9
Properties, net
United States	$42.4	$45.9	$52.5
Other foreign(i)	14.7	18.4	23.4
Total properties, net	$57.1	$64.3	$75.9
Outsourcing assets, net
United States	$7.6	$19.5	$36.0
Australia	7.5	7.8	9.5
United Kingdom	5.1	2.0	17.9
Other foreign(i)	3.8	2.3	3.0
Total outsourcing assets, net	$24.0	$31.6	$66.4
(i) No other individual country’s revenue, properties, net and outsourcing assets, net exceeded 10% for the years ended December 31, 2024, 2023 and 2022.
Additionally, no single customer accounts for more than 10% of revenue.
Note 21 — Remaining performance obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At December 31, 2024, the company had approximately $1.0 billion of remaining performance obligations of which approximately 38% is estimated to be recognized as revenue by the end of 2025, 25% by the end of 2026, 21% by the end of 2027, 11% by the end of 2028 and 5% thereafter.
Note 22 — Subsequent events
In January 2025, the company made changes to its organizational structure to better align its portfolio of solutions to more effectively address evolving client needs and take further advantage of the synergies across the company’s reportable segments. The company’s business processing solutions, which were reported within Other, have been integrated into the company’s ECS and CA&I reportable segments. Additionally, the company’s application development solution, which was reported within ECS, has been operationally centralized within CA&I. These changes did not impact the company’s consolidated financial statements as of December 31, 2024 and will be reflected prospectively, with comparable prior period data, in the company’s first quarter 2025 Form 10-Q.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2024, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 42.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On December 13, 2024, Shalabh Gupta, Vice President, Tax and Corporate Treasurer (an officer of the Company as defined in Rule 16a-1(f) of the Securities and Exchange Act of 1934), adopted a trading plan (the “Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Securities Exchange Act of 1934. The Plan provides for the sale of up to 20,000 shares. The Plan will terminate on the earlier of (i) December 12, 2025, (ii) the execution of all trades contemplated by the Plan, or (iii) the valid exercise of termination rights under the Plan by either Mr. Gupta or the broker of the Plan.
No other directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the Company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933, during the quarter ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the Proxy Statement):
•Information regarding our directors is set forth under the heading “Information Regarding Nominees.”
•Information regarding the Unisys Code of Ethics and Business Conduct is set forth under the heading “Code of Ethics and Business Conduct.”
•Information regarding our audit and finance committee and audit committee financial experts is set forth under the heading “Board Committees.”
•Information regarding compliance with Section 16(a) is set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
•Information regarding our director nomination process is set forth under the heading “Director Nomination Process.”
The company has adopted an insider trading policy which governs the purchase, sale, and/or any other dispositions of its securities by the company and its directors, officers and employees and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the company. Our insider trading policy is filed as Exhibit 19 in Part IV, Item 15 of this Annual Report on Form 10-K.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Consolidated Financial Statements
Unisys Corporation’s consolidated financial statements are filed as a part of this Annual Report on Form 10-K in Item 8, “Financial Statements and Supplementary Data,” and a list of Unisys Corporation’s consolidated financial statements are found on page 41 on this report.
(a)2. Financial Statement Schedules
Schedule II, Valuation and Qualifying Accounts, is found on page 96 on this Annual Report on Form 10-K; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
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

10.2*
Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004)

10.3*
2005 Deferred Compensation Plan for Directors of Unisys Corporation, as amended and restated effective December 2, 2010 except as otherwise noted therein (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.4*
Unisys Corporation 2019 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2019, for its 2019 Annual Meeting of Stockholders)

10.5*
Unisys Corporation 2023 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to the Appendix to the Company’s Proxy Statement, dated March 24, 2023, for its 2023 Annual Meeting of Stockholders)

10.6*
Unisys Corporation 2024 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to the Appendix to the Company’s Proxy Statement, dated March 22, 2024, for its 2024 Annual Meeting of Stockholders)

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

10.17*	Form of Profit Based Cash Award Agreement

10.18*	Form of TSR-Based Cash Award Agreement

10.19*	Form of Restricted Stock Unit Agreement

10.20*	Form of TSR-Based Restricted Stock Unit Agreement

10.21*	Form of Profit Based Cash Award Agreement dated as of February 26, 2024 between the Company and Peter Altabef

10.22*	Form of TSR-Based Cash Award Agreement dated as of February 26, 2024 between the Company and Peter Altabef

10.23*	Form of Restricted Stock Unit Agreement dated as of February 26, 2024 between the Company and Peter Altabef

10.24*	Form of TSR-Based Restricted Stock Unit Agreement dated as of February 26, 2024 between the Company and Peter Altabef

10.25*	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.26*
Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.27*
Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.28*
Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.29*
Form of letter agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.30*
Form of Executive Severance Letter of Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.31*
Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.32*
Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.33*
Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.34*
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.35*	Amendment 2017-1 to the Unisys Corporation Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.36*
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.37*
Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.38*
Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.39*
Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.40*	Transition Agreement and General Release dated December 5, 2024, between Unisys Corporation and Peter Altabef

10.41*	Amended Offer Letter dated December 5, 2024, between Unisys Corporation and Michael M. Thomson

10.42
Security Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.43
Collateral Trust Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Wells Fargo Bank, National Association, as Collateral Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.44
Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.45
Amended and Restated Security Agreement dated as of October 29, 2020 by Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, and Unisys NPL, Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.46
Amendment No.1 dated as of June 2, 2023 to Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023)

10.47
Amendment No 2, dated as of October 28, 2024 to Amended and Restated Credit Agreement dated as of October 29, 2020 and amended as of June 2, 2023 and as of October 28, 2024 by and among Unisys Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2024)

10.48
ABL Intercreditor Agreement dated as of October 29, 2020 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

19	Unisys Insider Trading and Securities Transactions Policy

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP (PCAOB ID 248)

23.2	Consent of PricewaterhouseCoopers LLP (PCAOB ID 238)

24	Power of Attorney

31.1	Certification of Peter A. Altabef, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

97	Executive Clawback Policy for Recoupment of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023)

101
The following financial information from Unisys Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

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
Peter A. Altabef
Chair and Chief Executive Officer
Date: February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2025.

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
Peter A. Altabef
Attorney-in-fact

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for credit losses (deducted from accounts receivable):
Year Ended December 31, 2022	$8.0	$0.3	$0.8	$9.1
Year Ended December 31, 2023	$9.1	$(0.2)	$0.6	$9.5
Year Ended December 31, 2024	$9.5	$(1.2)	$(0.7)	$7.6
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.