Form 10-Q
period 2025-03-31
UNISYS CORP
filed 2025-05-01
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of March 31, 2025: 71,067,097

UNISYS CORPORATION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
Certain statements contained in this report, including, without limitation, statements as to management expectations, assumptions and beliefs presented in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Part II, Item 1. “Legal Proceedings” and in the notes to the financial statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” “believes,” “should” and similar expressions may identify forward-looking statements and such forward-looking statements are made based upon management’s current expectations, assumptions and beliefs as of this date concerning future developments and their potential effect on us. There can be no assurance that future developments will be in accordance with management's expectations, assumptions or beliefs, or that the effect of future developments on us will be those anticipated by management. Because actual results may differ materially from those expressed or implied by these forward-looking statements, we caution readers not to place undue reliance on these statements. Any forward-looking statement speaks only as of the date on which that statement is made. The company assumes no obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.
The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as summarized below:
Business and Operating
•our ability to maintain our installed base and sell new solutions and related services;
•our ability to grow revenue, expand profit margin and generate sufficient cash flows in our businesses;
•our ability to manage cyber incidents, security incidents and breaches and other disruptions in our IT systems;
•our ability to adapt to the adverse effects of volatile, negative or uncertain economic, geopolitical or political conditions as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;
•our ability to effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry;
•our ability to work with government and public sector clients and additional risks inherent in the government contracting and public sector environment;
•our ability to manage the impacts of new or increased tariffs;
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
•our ability to manage the business and financial risk in the completion of acquisitions or dispositions;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
Services	$386.2	$416.8
Technology	45.9	71.0
	432.1	487.8
Costs and expenses
Cost of revenue
Services	290.4	314.9
Technology	34.2	36.9
	324.6	351.8
Selling, general and administrative	96.8	112.2
Research and development	5.6	6.1
	427.0	470.1
Operating income	5.1	17.7
Interest expense	8.2	7.9
Other (expense), net	(16.9)	(142.1)
Loss before income taxes	(20.0)	(132.3)
Provision for income taxes	10.6	17.0
Consolidated net loss	(30.6)	(149.3)
Net (loss) income attributable to noncontrolling interests	(1.1)	0.2
Net loss attributable to Unisys Corporation	$(29.5)	$(149.5)
Loss per share attributable to Unisys Corporation
Basic	$(0.42)	$(2.18)
Diluted	$(0.42)	$(2.18)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended March 31,
	2025	2024
Consolidated net loss	$(30.6)	$(149.3)
Other comprehensive income
Foreign currency translation	45.0	(15.4)
Postretirement adjustments, net of tax of $(4.9) in 2025 and $2.8 in 2024	(2.7)	153.9
Total other comprehensive income	42.3	138.5
Comprehensive income (loss)	11.7	(10.8)
Less comprehensive (loss) income attributable to noncontrolling interests	(0.4)	0.4
Comprehensive income (loss) attributable to Unisys Corporation	$12.1	$(11.2)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$393.1	$376.5
Accounts receivable, net	423.0	467.2
Contract assets	20.6	16.0
Inventories	21.6	16.4
Prepaid expenses and other current assets	91.7	103.2
Total current assets	950.0	979.3
Properties	388.2	396.2
Less-accumulated depreciation and amortization	331.8	339.1
Properties, net	56.4	57.1
Capitalized contract costs, net	33.3	31.2
Marketable software, net	164.8	165.0
Operating lease right-of-use assets	41.3	38.4
Prepaid pension and postretirement assets	27.9	25.6
Deferred income taxes	111.3	96.6
Goodwill	248.2	247.9
Intangible assets, net	34.4	35.5
Restricted cash	14.4	14.1
Other long-term assets	158.3	181.6
Total assets	$1,840.3	$1,872.3
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$6.5	$5.0
Accounts payable	103.0	97.9
Deferred revenue	221.9	210.4
Other accrued liabilities	236.5	314.7
Total current liabilities	567.9	628.0
Long-term debt	488.3	488.2
Long-term pension and postretirement liabilities	814.3	816.4
Long-term deferred revenue	115.1	108.8
Long-term operating lease liabilities	32.6	28.9
Other long-term liabilities	76.2	71.3
Commitments and contingencies (see Note 12)
Deficit:
Common stock; Issued: March 31, 2025 - 77.7 shares and December 31, 2024 - 75.6 shares	0.8	0.8
Accumulated deficit	(2,168.6)	(2,139.1)
Treasury stock, shares at cost; March 31, 2025 - 6.6 shares and December 31, 2024 - 6.0 shares	(161.3)	(158.5)
Paid-in capital	4,776.9	4,770.6
Accumulated other comprehensive loss	(2,715.6)	(2,757.2)
Total Unisys Corporation stockholders' deficit	(267.8)	(283.4)
Noncontrolling interests	13.7	14.1
Total deficit	(254.1)	(269.3)
Total liabilities and deficit	$1,840.3	$1,872.3

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Consolidated net loss	$(30.6)	$(149.3)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Foreign currency (gains) losses	(1.3)	14.9
Non-cash interest expense	0.3	0.3
Employee stock compensation	6.8	6.7
Depreciation and amortization of properties	6.4	6.2
Depreciation and amortization of capitalized contract costs	3.0	6.2
Amortization of marketable software	12.1	12.0
Amortization of intangible assets	1.1	2.4
Other non-cash operating activities	0.7	(1.5)
Loss on disposal of capital assets	0.2	—
Pension and postretirement contributions	(9.4)	(7.7)
Pension and postretirement expense	21.9	146.6
Deferred income taxes, net	(10.1)	(0.4)
Changes in operating assets and liabilities:
Receivables, net and contract assets	73.6	64.0
Inventories	(5.0)	(0.8)
Other assets	18.0	(9.8)
Accounts payable and current liabilities	(67.2)	(69.1)
Other liabilities	12.8	3.1
Net cash provided by operating activities	33.3	23.8
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	728.8	728.1
Purchases of foreign exchange forward contracts	(728.9)	(726.9)
Investment in marketable software	(11.2)	(13.2)
Capital additions of properties and other assets	(8.9)	(6.7)
Other	(0.1)	(0.1)
Net cash used for investing activities	(20.3)	(18.8)
Cash flows from financing activities
Payments of long-term debt	(1.3)	(6.1)
Other	(2.7)	(1.6)
Net cash used for financing activities	(4.0)	(7.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7.9	(3.5)
Increase (decrease) in cash, cash equivalents and restricted cash	16.9	(6.2)
Cash, cash equivalents and restricted cash, beginning of period	390.6	396.7
Cash, cash equivalents and restricted cash, end of period	$407.5	$390.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2024	$(269.3)	$(283.4)	$0.8	$(2,139.1)	$(158.5)	$4,770.6	$(2,757.2)	$14.1
Consolidated net loss	(30.6)	(29.5)		(29.5)				(1.1)
Stock-based activity	3.5	3.5	—		(2.8)	6.3
Translation adjustments	45.0	42.2					42.2	2.8
Pension and postretirement plans	(2.7)	(0.6)					(0.6)	(2.1)
Balance at March 31, 2025	$(254.1)	$(267.8)	$0.8	$(2,168.6)	$(161.3)	$4,776.9	$(2,715.6)	$13.7

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
Consolidated net (loss) income	(149.3)	(149.5)		(149.5)				0.2
Stock-based activity	4.4	4.4	0.1		(1.6)	5.9
Translation adjustments	(15.4)	(14.7)					(14.7)	(0.7)
Pension and postretirement plans	153.9	153.0					153.0	0.9
Balance at March 31, 2024	$(144.8)	$(158.6)	$0.8	$(2,095.2)	$(158.0)	$4,755.8	$(2,662.0)	$13.8

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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2024 and the notes thereto included in the company’s Annual Report on Form 10-K, filed with the SEC.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, capitalized contract costs assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal and environmental contingencies, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Changes in those estimates resulting from continuing changes in the economic environment such as rising interest rates, inflation, fluctuation in foreign exchange rates and conflicts and other events of geopolitical significance, will be reflected in the financial statements in future periods.
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
Reclassifications
Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
Note 2 - Accounting Standards
Accounting Pronouncements Adopted
Effective for the company’s fiscal year ended December 31, 2024 and interim periods thereafter, the company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (ASU 2023-07), issued by the Financial Accounting Standards Board (FASB), which enhances reportable segment disclosure requirements including disclosures about significant segment expenses on an annual and interim basis. The adoption of ASU 2023-07 did not have a material impact to the company’s consolidated financial statements. The required interim and annual disclosures were applied to the presentation of the company’s reportable segments, see Note 15, Segment Information. Prior period reportable segment disclosures have been reclassified to be comparable to the current year presentation.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (ASU 2023-09), which enhances disclosures relating to the rate reconciliation and requires income taxes paid disclosures disaggregated by jurisdiction among other amendments. This update is effective for annual periods beginning after December

15, 2024, with early adoption permitted and should be applied on a prospective basis with a retrospective application permitted. ASU 2023-09 is not expected to have a material effect on the company’s consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (ASU 2024-03) requiring additional disclosures about certain costs and expenses in the notes to the financial statements on an annual and interim basis. This update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted on either a prospective or retrospective basis. ASU 2024-03 is not expected to have a material effect on the company’s consolidated financial statements.
Note 3 - Pension and Postretirement Benefits
Net periodic pension expense is presented below:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.4	$—	$0.4	$0.3	$—	$0.3
Interest cost	45.6	27.9	17.7	47.9	31.0	16.9
Expected return on plan assets	(47.1)	(26.3)	(20.8)	(56.2)	(34.4)	(21.8)
Amortization of prior service benefit	(1.1)	(0.6)	(0.5)	(1.2)	(0.6)	(0.6)
Recognized net actuarial loss	24.0	18.0	6.0	23.6	18.4	5.2
Settlement losses(ii)	—	—	—	132.3	132.3	—
Net periodic pension expense	$21.8	$19.0	$2.8	$146.7	$146.7	$—

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

In 2025, the company expects to make cash contributions of approximately $91 million to its global defined benefit pension plans. In 2024, the company made cash contributions of $21.9 million primarily to its international defined benefit pension plans. During the three months ended March 31, 2025 and 2024, the company made cash contributions of $9.2 million and $6.4 million, respectively, primarily to its international defined benefit pension plans.
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
Net periodic postretirement benefit expense (income) is presented below:

	Three Months Ended March 31,
	2025	2024
Service cost(i)	$—	$0.1
Interest cost	0.6	0.6
Expected return on assets	(0.1)	—
Recognized net actuarial gain	(0.5)	(0.8)
Amortization of prior service benefit	0.1	—
Net periodic postretirement benefit expense (income)	$0.1	$(0.1)

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $3 million to its postretirement benefit plan in 2025. In 2024, the company made cash contributions of $5.2 million to its postretirement benefit plan. For the three months ended March 31, 2025 and 2024, the company made cash contributions of $0.2 million and $1.3 million, respectively.
Note 4 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units may be granted to officers, directors and other key employees.
As of March 31, 2025, the company has granted restricted stock and restricted stock units under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the three months ended March 31, 2025 and 2024, the company recorded $6.8 million and $6.7 million of share-based restricted stock and restricted stock unit compensation expense, respectively.
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
A summary of restricted stock and restricted stock unit (RSU) activity for the three months ended March 31, 2025 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	5,705	$6.26
Granted (i)	3,756	4.48
Vested	(2,282)	6.17
Forfeited and expired	(193)	—
Outstanding at March 31, 2025	6,986	4.93
(i) Awards granted during the three months ended March 31, 2025 were time-based conditions awards.
The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units granted during the three months ended March 31, 2025 and 2024 was $15.6 million and $18.6 million, respectively. The fair value of awards with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation.
As of March 31, 2025, there was $22.6 million of total unrecognized compensation cost related to outstanding restricted stock and restricted stock units granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock and restricted stock units vested during the three months ended March 31, 2025 and 2024 was $14.1 million and $9.6 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and restricted stock units are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and restricted stock units.

Note 5 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Postretirement expense(i)	$(21.5)	$(146.2)
Foreign exchange gains (losses)(ii)	1.3	(14.9)
Other, net(iii)	3.3	19.0
Total other (expense), net	$(16.9)	$(142.1)
(i) Includes $132.3 million of a U.S. pension settlement loss in the three months ended March 31, 2024. See Note 3.
(ii) Includes net foreign exchange gains of $1.1 million and net foreign exchange losses of $0.5 million in the three months ended March 31, 2025 and 2024, respectively, related to substantial completion of liquidation of foreign subsidiaries.
(iii)Other, net for the three months ended March 31, 2024 includes a net gain of $14.9 million related to a favorable judgment received in a Brazilian services tax matter. Additionally, other, net includes environmental costs related to previously disposed businesses.
Note 6 - Income Taxes
For the three months ended March 31, 2025, the provision for income taxes was $10.6 million primarily driven by geographic distribution of income. For the three months ended March 31, 2025, the effective tax rate was (53.0)% primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax.
For the three months ended March 31, 2024, the provision for income taxes was $17.0 million primarily driven by geographic distribution of income. For the three months ended March 31, 2024, the effective tax rate was (12.8)% primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of March 31, 2025, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Under U.S. tax law, distributions from foreign subsidiaries to U.S. stockholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. The company is no longer asserting indefinite reinvestment of earnings of certain foreign subsidiaries. At March 31, 2025 and December 31, 2024, the related deferred tax liability was $28.3 million and $27.7 million, respectively, which is included in other long-term liabilities on the company’s consolidated balance sheets.

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
Note 7 - Loss Per Share
The following table provides the calculations for the company’s earnings (loss) per common share attributable to Unisys Corporation (shares in thousands):

	Three Months Ended March 31,
	2025	2024
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(29.5)	$(149.5)
Weighted average shares	70,106	68,704
Basic loss per common share	$(0.42)	$(2.18)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(29.5)	$(149.5)
Weighted average shares	70,106	68,704
Plus incremental shares from assumed vesting of employee stock plans	—	—
Adjusted weighted average shares	70,106	68,704
Diluted loss per common share	$(0.42)	$(2.18)

Anti-dilutive restricted stock units(i)	3,464	2,267

(i) Amounts represent shares excluded from the computation of diluted loss per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 8 - Revenue
Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

	March 31, 2025	December 31, 2024
Contract assets - current	$20.6	$16.0
Contract assets - long-term(i)	5.5	6.0
Deferred revenue - current	(221.9)	(210.4)
Deferred revenue - long-term	(115.1)	(108.8)

(i) Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended March 31,
	2025	2024
Revenue recognized that was included in deferred revenue at the beginning of the period	$71.4	$78.9

Capitalized Contract Costs
The company’s capitalized contract costs, net include the following:

	March 31, 2025	December 31, 2024
Deferred commissions, net	$7.0	$7.2
Costs to fulfill a contract, net	14.2	12.9
Other capitalized assets, net	12.1	11.1
Total capitalized contract costs, net	$33.3	$31.2
Deferred commissions, net represent incremental direct costs of obtaining a contract, which are deferred and amortized ratably over the initial contract life. These costs are reported in selling and administrative expense in the company’s consolidated statements of income (loss).
Costs on outsourcing contracts are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract (costs to fulfill a contract), principally initial customer setup, are capitalized and expensed over the initial contract life. These costs are amortized over the initial contract life and reported in cost of revenue in the company’s consolidated statements of income (loss).
The remaining balance of capitalized contract costs, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
Amortization expense related to capitalized contract costs assets, net was $3.0 million and $6.2 million, respectively, for the three months ended March 31, 2025 and 2024.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (i) contracts with an original expected length of one year or less and (ii) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At March 31, 2025, the company had approximately $0.9 billion of remaining performance obligations of which approximately 30% is estimated to be recognized as revenue by the end of 2025, 27% by the end of 2026, 23% by the end of 2027, 13% by the end of 2028 and 7% thereafter.
Note 9 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At March 31, 2025 and December 31, 2024, the notional amount of these contracts was $597.9 million and $501.3 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	March 31, 2025	December 31, 2024
Balance Sheet Location
Prepaid expenses and other current assets	$7.4	$0.1
Other accrued liabilities	0.8	9.5
Total fair value	$6.6	$(9.4)

The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

	Three Months Ended March 31,
	2025	2024
Statement of Income Location
Other (expense), net	$15.9	$(11.7)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
6.875% senior secured notes due November 1, 2027	$481.9	$472.3	$481.6	$471.3
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 10 - Goodwill and Intangible Assets
Goodwill
In January 2025, the company changed its organizational structure to better align its portfolio of solutions to more effectively address evolving client needs and take further advantage of the synergies across the company’s reportable segments. See Note 15 for additional information on the changes to the company’s operating and reportable segments. These changes did not change the company’s reporting units but were deemed a triggering event, resulting in an interim goodwill analysis on the reporting units impacted as of immediately before and immediately after the change. There were no impairment charges resulting from this analysis for the three months ended March 31, 2025.
The carrying value of goodwill by reporting unit was as follows:

	Total	DWS	CA&I	ECS
Balance at December 31, 2024 (i)	$247.9	$101.3	$54.5	$92.1
Translation adjustments	0.3	0.3	—	—
Balance at March 31, 2025	$248.2	$101.6	$54.5	$92.1
(i) CA&I and ECS reporting units’ goodwill balances were reclassified as of December 31, 2024 to conform with the current period reporting units’ presentation. There was no change to the DWS goodwill amount. See Note 15 for additional information on the changes to the company’s operating and reportable segments.
Accumulated goodwill impairment losses as of March 31, 2025 and December 31, 2024 were $39.1 million in both periods and included within the DWS reporting unit.
Intangible Assets, Net
Intangible assets, net at March 31, 2025, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$10.0	$—
Customer relationships (i)	54.2	20.0	34.2
Marketing (i)	1.3	1.1	0.2
Total	$65.5	$31.1	$34.4

(i) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended March 31, 2025 and 2024, amortization expense was $1.1 million and $2.4 million, respectively.
The future amortization relating to acquired intangible assets at March 31, 2025, was estimated as follows:

Future Amortization Expense
Remainder of 2025	$3.2
2026	4.0
2027	4.0
2028	4.0
2029	4.0
Thereafter	15.2
Total	$34.4
Note 11 - Debt
Long-term debt is comprised of the following:

	March 31, 2025	December 31, 2024
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $3.1 million and $3.4 million at March 31, 2025 and at December 31, 2024, respectively)(i)	$481.9	$481.6
Finance leases	2.6	2.8
Other debt	10.3	8.8
Total	494.8	493.2
Less – current maturities	6.5	5.0
Total long-term debt	$488.3	$488.2

(i) See Note 9 for the fair value of the notes.
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

If the company experiences certain kinds of changes of control (as defined in the indenture), it will be required to offer to repurchase the 2027 Notes at 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest as of the repurchase date, if any. In addition, if the company sells assets, under certain circumstances, it must apply the proceeds towards an offer to repurchase the 2027 Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2027 Notes to be due and payable immediately.
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Contractual interest coupon	$8.3	$8.3
Amortization of issuance costs	0.3	0.3
Total	$8.6	$8.6
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2027 and provides for revolving loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available to be increased up to $155.0 million upon the satisfaction of certain specified conditions.
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2025, the company had no borrowings and $7.4 million of letters of credit outstanding. Availability under the credit facility was $82.5 million, net of letters of credit issued.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to the maturity date of the 2027 Notes or any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the amount of the remaining outstanding balance of the 2027 Notes or the amount of such pension payments, as applicable, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
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
At March 31, 2025, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.

Note 12 - Litigation and Contingencies
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2025, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2025, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $92 million.
On December 3, 2024, Unisys reached a settlement in the case of Unisys Corp. v. Gilbert, et al. pending in the Eastern District of Pennsylvania. The litigation sought damages from Atos, a competitor, and former employees, alleging theft of Unisys trade secrets and confidential information. This settlement for $40 million allowed the company to avoid the costs and uncertainties associated with prolonged litigation and reinforces the value of Unisys’s intellectual property. The company received payment of $15 million as of December 31, 2024 and the remaining amount is included within accounts receivable, net on the company’s consolidated balance sheets as of March 31, 2025. The company believes that this settlement was in the best interest of its stockholders and resolved the ongoing litigation in a favorable manner.
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

Environmental Matters
As of March 31, 2025, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $23 million, of which $9 million is reported in other accrued liabilities and $14 million in other long-term liabilities on the company’s consolidated balance sheets. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of March 31, 2025, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheets. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Note 13 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2024	$(2,757.2)	$(984.7)	$(1,772.5)
Other comprehensive income (loss) before reclassifications	22.1	43.3	(21.2)
Amounts reclassified from accumulated other comprehensive loss	19.5	(1.1)	20.6
Current period other comprehensive income (loss)	41.6	42.2	(0.6)
Balance at March 31, 2025	$(2,715.6)	$(942.5)	$(1,773.1)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,
	2025	2024
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(1.1)	$0.5
Pension and postretirement plans(ii):
Amortization of prior service benefit	(0.9)	(1.0)
Amortization of actuarial losses	22.9	22.3
Settlement losses	—	125.5
Total before tax	20.9	147.3
Income tax	(1.4)	(0.8)
Total reclassifications for the period	$19.5	$146.5

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic pension and postretirement cost (see Note 3).

Note 14 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$35.6	$13.9
Interest	$0.3	$0.6
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$393.1	$376.5
Restricted cash	14.4	14.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$407.5	$390.6
Cash and cash equivalents subject to contractual restrictions, and are therefore not readily available, are classified as restricted cash. At March 31, 2025, the company maintains cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
Note 15 - Segment Information
In January 2025, the company changed its organizational structure to better align its portfolio of solutions to more effectively address evolving client needs and take further advantage of the synergies across the company’s reportable segments. The company’s business processing solutions, which were reported within Other, have been integrated into the company’s Enterprise Computing Solutions (ECS) and Cloud, Applications & Infrastructure Solutions (CA&I) reportable segments. Additionally, the company’s application development and modernization capabilities, which were reported within ECS, have been operationally centralized within CA&I. These changes did not impact the company’s consolidated financial statements as of December 31, 2024. Prior period amounts have been reclassified to be comparable to the current period’s presentation.
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
The CODM evaluates the performance of the segments based on segment revenue and segment gross profit. The company’s CODM regularly reviews cost of revenues by segment and treats it as a significant segment expense. Segment revenue and segment gross profit are exclusive of certain activities and expenses that are not allocated to specific segments and reported in Other as described below. The company does not report assets by reportable segments as this information is not reviewed by the CODM on a regular basis.
Other, as presented in the reconciliation tables below, includes revenue and cost of revenue associated with the company’s United Kingdom business process outsourcing consolidated joint venture, which is a non-core business activity. Additionally, Other includes certain expenses within cost of revenue such as cost reduction charges, amortization of purchased intangibles and unusual and nonrecurring items that are not allocated to specific segments. These amounts are combined within other revenue and other gross profit (loss) to arrive at total consolidated revenue and total consolidated gross profit (loss) as reported in the reconciliations below.

The following tables present certain financial information by reportable segments:

	Total Segments	DWS	CA&I	ECS
Three Months Ended March 31, 2025
Revenue	$413.9	$118.6	$176.6	$118.7
Cost of revenue	306.0	101.7	142.2	62.1
Gross profit	$107.9	$16.9	$34.4	$56.6
Three Months Ended March 31, 2024
Revenue	$460.0	$132.3	$188.4	$139.3
Cost of revenue	328.3	113.3	151.8	63.2
Gross profit	$131.7	$19.0	$36.6	$76.1
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended March 31,
	2025	2024
Total segment revenue	$413.9	$460.0
Other revenue	18.2	27.8
Total consolidated revenue	$432.1	$487.8
Presented below is a reconciliation of total segment gross profit to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
	2025	2024
Total segment gross profit	$107.9	$131.7
Other gross profit	(0.4)	4.3
Total gross profit	107.5	136.0
Selling, general and administrative expense	(96.8)	(112.2)
Research and development expense	(5.6)	(6.1)
Interest expense	(8.2)	(7.9)
Other (expense), net	(16.9)	(142.1)
Total loss before income taxes	$(20.0)	$(132.3)
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2025	2024
United States	$185.9	$212.3
United Kingdom	55.1	67.0
Other foreign	191.1	208.5
Total	$432.1	$487.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended March 31, 2025, the company reported net loss attributable to Unisys Corporation of $29.5 million, or $0.42 per diluted share, compared with a loss of $149.5 million, or $2.18 per diluted share, for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2024 included $132.3 million of a U.S. pension plan settlement loss.
Results of operations
Company results
Three months ended March 31, 2025 compared with the three months ended March 31, 2024
Revenue for the three months ended March 31, 2025 was $432.1 million compared with $487.8 million for the three months ended March 31, 2024, a decrease of 11.4% from the prior-year period. The decrease was primarily due to the timing of software license renewals and lower volume with clients. Foreign currency fluctuations had a 3 percentage-point negative impact on revenue in the current period compared with the prior-year period.
License and Support (L&S) represents software license and related support services, primarily ClearPath Forward®, within the company's Enterprise Computing Solutions (ECS) segment. For the three months ended March 31, 2025, L&S revenue was $71.1 million compared to $93.2 million for the three months ended March 31, 2024, a decrease of 23.7%. The decrease was primarily driven by the timing of software license renewals.
Excluding License and Support (Ex-L&S) measures exclude revenue, gross profit and gross profit margin in connection with software license and related support services within the ECS segment. Ex-L&S revenue for the three months ended March 31, 2025 was $361.0 million compared with $394.6 million for the three months ended March 31, 2024, a decrease of 8.5%. The decrease was primarily driven by lower volume with clients.
Revenue from international operations for the three months ended March 31, 2025 was $246.2 million compared with $275.5 million for the three months ended March 31, 2024, a decrease of 10.6%. Foreign currency had a 5 percentage-point negative impact on international revenue in the current period compared with the prior-year period. Revenue from U.S. operations for the three months ended March 31, 2025 was $185.9 million compared with $212.3 million for the three months ended March 31, 2024, a decrease of 12.4%.
During the three months ended March 31, 2025, the company recognized a net cost-reduction credit of $1.2 million. The net credit related to workforce reductions was $0.3 million and was comprised of: (i) a credit of $1.4 million for changes in estimates and (ii) a charge of $1.1 million for severance costs. The company recorded a net credit of $0.9 million comprised of a credit of $1.1 million for net foreign currency gains related to exiting foreign countries and a charge of $0.2 million for other expenses related to cost reduction efforts.
During the three months ended March 31, 2024, the company recognized net cost-reduction charges and other costs of $6.3 million. The net charges related to workforce reductions were $6.6 million, principally related to severance costs, and were comprised of: (i) a charge of $9.4 million and (ii) a credit of $2.8 million for changes in estimates. The company recorded a net credit of $0.3 million comprised of a net credit of $0.8 million for changes in estimates related to other cost-reduction efforts and a charge of $0.5 million for net foreign currency losses related to exiting foreign countries.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended March 31,
(In millions)	2025	2024
Cost of revenue	$(0.5)	$1.0
Selling, general and administrative	0.5	3.8
Research and development	(0.1)	1.0
Other (expense), net	(1.1)	0.5
Total	$(1.2)	$6.3

Gross profit and gross profit margin were $107.5 million and 24.9% in the three months ended March 31, 2025, respectively, compared with $136.0 million and 27.9% for the three months ended March 31, 2024, respectively. The decrease was primarily driven by the timing of software license renewals.
Ex-L&S gross profit and gross profit margin for the three months ended March 31, 2025 were $64.2 million and 17.8%, respectively, compared with $71.2 million and 18.0% for the three months ended March 31, 2024, respectively.
Selling, general and administrative expense in the three months ended March 31, 2025 was $96.8 million (22.4% of revenue) compared with $112.2 million (23.0% of revenue) for the three months ended March 31, 2024. The decrease was primarily driven by lower professional services and lower cost reduction and other expenses.
Research and development expense for the three months ended March 31, 2025 and 2024 was $5.6 million and $6.1 million, respectively.
For the three months ended March 31, 2025, the company reported an operating profit of $5.1 million compared with an operating profit of $17.7 million in the three months ended March 31, 2024. The decrease was primarily driven by the timing of software license renewals as discussed above.
Interest expense for the three months ended March 31, 2025 and 2024 was $8.2 million and $7.9 million, respectively.
Other (expense), net was expense of $16.9 million for the three months ended March 31, 2025 compared with expense of $142.1 million for the three months ended March 31, 2024. Other (expense), net for the three months ended March 31, 2024 included a U.S. pension plan settlement loss of $132.3 million. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended March 31, 2025 was $20.0 million compared with loss of $132.3 million for the three months ended March 31, 2024. The loss for the three months ended March 31, 2024 included a U.S. pension settlement loss of $132.3 million.
The provision for income taxes was $10.6 million for the three months ended March 31, 2025 compared with a provision of $17.0 million for the three months ended March 31, 2024. The change in the tax provision was primarily driven by the geographic distribution of income. The effective tax rate for the three months ended March 31, 2025 and 2024 was (53.0)% and (12.8)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax.
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
The net loss attributable to Unisys Corporation for the three months ended March 31, 2025 was $29.5 million, or $0.42 per diluted share, compared with a loss of $149.5 million, or $2.18 per diluted share, for the three months ended March 31, 2024. The net loss for the three months ended March 31, 2024 included $132.3 million of a U.S. pension plan settlement loss, net of tax.

The following table represents Ex-L&S and L&S financial measures:

	Three Months Ended March 31,
(In millions, except for numbers presented as percentages)	2025	2024
L&S revenue	$71.1	$93.2
Ex L&S revenue	361.0	394.6
Total revenue	$432.1	$487.8

L&S gross profit	$43.3	$64.8
Ex-L&S gross profit	64.2	71.2
Total gross profit	$107.5	$136.0

L&S gross profit percent	60.9%	69.5%
Ex-L&S gross profit percent	17.8%	18.0%
Total gross profit percent	24.9%	27.9%
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
The company evaluates the performance of the segments based on segment revenue and segment gross profit. Segment revenue and segment gross profit are exclusive of certain activities and expenses that are not allocated to specific segments including the business activities related to the company’s United Kingdom business process outsourcing consolidated joint venture and certain expenses such as cost reduction charges, amortization of purchased intangibles and unusual and nonrecurring items that are not allocated to specific segments. These amounts are combined within other revenue and other gross profit (loss) to arrive at consolidated revenue and consolidated gross profit (loss). See Note 15 of the Notes to Consolidated Financial Statements for the reconciliations of segment revenue to total consolidated revenue and segment gross profit to total consolidated loss before income taxes.
Three months ended March 31, 2025 compared with the three months ended March 31, 2024
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Three Months Ended March 31, 2025
Revenue	$413.9	$118.6	$176.6	$118.7
Gross profit percent	26.1%	14.2%	19.5%	47.7%

Three Months Ended March 31, 2024
Revenue	$460.0	$132.3	$188.4	$139.3
Gross profit percent	28.6%	14.4%	19.4%	54.6%
DWS revenue was $118.6 million for the three months ended March 31, 2025 and $132.3 million for the three months ended March 31, 2024, a decrease of 10.4%. The decrease in revenue was primarily driven by lower volume with clients. Foreign currency fluctuations had a 3 percentage-point negative impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 14.2% in the current period compared with 14.4% in the prior-year period.

CA&I revenue was $176.6 million for the three months ended March 31, 2025 and $188.4 million for the three months ended March 31, 2024, a decrease of 6.3%. The decrease in revenue was primarily driven by lower volume with existing clients due to the timing of project work. Foreign currency fluctuations had a 3 percentage-point negative impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 19.5% in the current period compared with 19.4% in the prior-year period.
ECS revenue was $118.7 million for the three months ended March 31, 2025 and $139.3 million for the three months ended March 31, 2024, a decrease of 14.8%. Foreign currency fluctuations had a 4 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 47.7% in the current period compared with 54.6% in the prior-year period. The decrease in revenue and gross profit was primarily driven by the timing of software license renewals.
Total Contract Value and Backlog
Total Contract Value (TCV) represents the initial estimated revenue related to contracts signed in the period without regard for early termination or revenue recognition rules. Changes to contracts and scope are treated as TCV only to the extent of the incremental new value. New Business TCV represents TCV attributable to expansion and new scope for existing clients and new logo contracts. L&S TCV is driven by software license renewals, and as such, changes in timing or terms of renewals can lead to fluctuations from period to period. Measuring TCV involves the use of estimates and judgments and the extent and timing of conversion of TCV to revenue may be impacted by, among other factors, the types of services and solutions sold, contract duration, the pace of client spending, actual volumes of services delivered as compared to the volumes anticipated at the time of contract signing, and contract modifications, including terminations, over the lifetime of a contract.
Backlog represents the estimated amount of future revenue to be recognized under contracted work, which has not yet been delivered or performed. The timing of conversion of backlog to revenue may be impacted by, among other factors, the timing of execution, the extension or early termination of existing contracts with or without penalty, adjustments to estimates in pricing or volumes for previously included contracts, seasonality and foreign currency exchange rates.
The following table summarizes the company’s TCV metrics.

	Three Months Ended March 31,
(In millions, except numbers presented as percentages)	2025	2024	% Change
Ex-L&S New Business	$337	$184	83%
Ex-L&S Renewals	76	81	(6)%
L&S Renewals	21	105	(80)%
Total TCV	$434	$370	17%
Total TCV was $434 million for the three months ended March 31, 2025 and $370 million for the three months ended March 31, 2024, an increase of 17% primarily driven by new logo signings.
Backlog was $2.89 billion as of March 31, 2025 compared to $2.78 billion as of March 31, 2024, an increase of 4%. The increase in backlog was primarily driven by new logo contracts within DWS.
The company believes that actual revenue reflects the most relevant measure necessary to understand the company’s results of operations, but TCV can be a useful leading indicator of the company’s ability to generate future revenue over time and backlog can be a useful metric and indicator of the company’s estimate of contracted revenue to be realized in the future, in each case subject to certain inherent limitations as explained above. TCV and backlog should not be relied upon as substitutes for, or considered in isolation from, measures in accordance with generally accepted accounting principles in the United States of America.
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
Cash and cash equivalents at March 31, 2025 were $393.1 million compared to $376.5 million at December 31, 2024.
As of March 31, 2025, $271.2 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-fifth of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. Additionally, any transfers of these funds to the U.S. in the future may require the company to accrue or pay withholding or other taxes on a portion of the amount transferred. At March 31, 2025, the company maintained cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During the three months ended March 31, 2025, cash provided by operations was $33.3 million compared to cash provided of $23.8 million during the three months ended March 31, 2024, primarily driven by working capital improvement.
Cash used for investing activities during the three months ended March 31, 2025 was $20.3 million compared to cash usage of $18.8 million during the three months ended March 31, 2024. Net purchases of foreign exchange forward contracts were $0.1 million for the three months ended March 31, 2025 compared with net proceeds of $1.2 million in the prior-year period. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $11.2 million compared with $13.2 million in the prior-year period, capital additions of properties and other assets were $8.9 million compared with $6.7 million in the prior-year period.
Cash used for financing activities during the three months ended March 31, 2025 was $4.0 million compared to cash used of $7.7 million during the three months ended March 31, 2024.
At the end of each year, the company estimates its future cash contributions to its global defined benefit pension plans based on year-end pension data, assumptions and agreements. In 2024, the company made cash contributions of $21.9 million primarily to its international defined benefit pension plans. Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future total cash contributions to its U.S. and non-U.S. defined benefit pension plans of approximately $91 million in 2025 and approximately $122 million in 2026. For the three months ended March 31, 2025 and 2024, the company made cash contributions of $9.2 million and $6.4 million, respectively.
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
The company will continue to evaluate opportunities for additional reduction of its global defined benefit pension obligations in future periods depending on overall market conditions. Due to the company’s significant pension and postretirement plans accumulated other comprehensive losses, future group annuity contract purchases, if executed, could result in material non-cash settlement losses.
At March 31, 2025, total debt was $494.8 million compared to $493.2 million at December 31, 2024.
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures on October 29, 2027 and provides for revolving loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $40.0 million), with an accordion feature provision allowing for the aggregate amount available under the credit facility to be increased up to $155.0 million upon the satisfaction of certain specified conditions. Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2025, the company had no borrowings and $7.4 million of letters of credit outstanding. Availability under the credit facility was $82.5 million, net of letters of credit issued. Any borrowings under the facility will be subject to variable interest rates.
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
At March 31, 2025, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Critical accounting policies and estimates
There have been no significant changes to the company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of March 31, 2025, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings is set forth in Note 12 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933, as amended).
Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of TSR-Based Cash Award Agreement

10.2	Form Profit-Based Cash Award Agreement

10.3	Form of Restricted Stock Unit Agreement

31.1	Certification of Michael M. Thomson, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Michael M. Thomson, Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2
Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: May 1, 2025	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)