Form 10-Q
period 2025-06-30
UNISYS CORP
filed 2025-07-31
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of June 30, 2025: 71,293,023

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
The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as summarized below, our ability to:
Business and Operating
•maintain our installed base and sell new solutions and related services;
•grow revenue, expand profit margin and generate sufficient cash flows in our businesses;
•manage cyber incidents, security incidents and breaches and other disruptions in our IT systems;
•adapt to the adverse effects of volatile, negative or uncertain economic, geopolitical or political conditions as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;
•effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry;
•work with government and public sector clients and additional risks inherent in the government contracting and public sector environment;
•manage the impacts of new or increased tariffs;
•meet our underfunded defined benefit pension plan obligations;
•maintain our credit rating or access financing markets;
•align employees and their skills with global client demand and retain and develop employees and management with strong leadership skills;
•respond to the potential adverse effects of aggressive competition;
•achieve expected profitability or expected level of revenue from our our commercial contracts;
•manage the performance and capabilities of third parties with whom we have commercial relationships;
•protect or enforce our intellectual property rights and defend against infringement claims;
•manage the business and financial risk in the completion of acquisitions or dispositions;
Legal and Regulatory
•comply with global legal and regulatory requirements;
•meet environmental, social and governance expectations and standards, achieve our sustainability goals, or comply with sustainability regulations or laws;
•manage exposure to legal proceedings, investigations and environmental matters;
•maintain an effective system of internal controls over financial reporting and disclosure controls and procedures;

Accounting
•mitigate a decrease in the value of our assets and an impairment of goodwill or intangible assets; and
•use our net operating loss carryforwards and certain other tax attributes may be limited.
Other factors discussed in this report, although not listed here, also could materially affect our future results.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Services	$412.2	$416.1	$798.4	$832.9
Technology	71.1	62.1	117.0	133.1
	483.3	478.2	915.4	966.0
Costs and expenses
Cost of revenue
Services	299.3	312.1	589.7	627.0
Technology	54.0	36.2	88.2	73.1
	353.3	348.3	677.9	700.1
Selling, general and administrative	93.6	101.4	190.4	213.6
Research and development	6.1	4.9	11.7	11.0
	453.0	454.6	880.0	924.7
Operating income	30.3	23.6	35.4	41.3
Interest expense	8.2	7.9	16.4	15.8
Other (expense), net	(22.1)	(9.4)	(39.0)	(151.5)
Earnings (loss) before income taxes	—	6.3	(20.0)	(126.0)
Provision for income taxes	20.0	18.8	30.6	35.8
Consolidated net loss	(20.0)	(12.5)	(50.6)	(161.8)
Net income (loss) attributable to noncontrolling interests	0.1	(0.5)	(1.0)	(0.3)
Net loss attributable to Unisys Corporation	$(20.1)	$(12.0)	$(49.6)	$(161.5)
Loss per share attributable to Unisys Corporation
Basic	$(0.28)	$(0.17)	$(0.70)	$(2.34)
Diluted	$(0.28)	$(0.17)	$(0.70)	$(2.34)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated net loss	$(20.0)	$(12.5)	$(50.6)	$(161.8)
Other comprehensive (loss) income
Foreign currency translation	94.3	(19.9)	139.3	(35.3)
Pension and postretirement adjustments, net of tax of $(10.8) and $(15.7) in 2025 and $1.1 and $3.9 in 2024	(29.6)	12.1	(32.3)	166.0
Total other comprehensive income (loss)	64.7	(7.8)	107.0	130.7
Comprehensive income (loss)	44.7	(20.3)	56.4	(31.1)
Less comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.3)	0.5	0.1
Comprehensive income (loss) attributable to Unisys Corporation	$43.8	$(20.0)	$55.9	$(31.2)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$300.8	$376.5
Accounts receivable, net	454.9	467.2
Contract assets	14.9	16.0
Inventories	27.8	16.4
Prepaid expenses and other current assets	97.3	103.2
Total current assets	895.7	979.3
Properties	398.1	396.2
Less-accumulated depreciation and amortization	341.5	339.1
Properties, net	56.6	57.1
Capitalized contract costs, net	32.7	31.2
Marketable software, net	163.1	165.0
Operating lease right-of-use assets	44.6	38.4
Prepaid pension and postretirement assets	30.6	25.6
Deferred income taxes	106.9	96.6
Goodwill	248.9	247.9
Intangible assets, net	33.4	35.5
Restricted cash	8.2	14.1
Other long-term assets	175.9	181.6
Total assets	$1,796.6	$1,872.3
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$5.7	$5.0
Accounts payable	92.7	97.9
Deferred revenue	220.2	210.4
Other accrued liabilities	221.2	314.7
Total current liabilities	539.8	628.0
Long-term debt	692.7	488.2
Long-term pension and postretirement liabilities	551.9	816.4
Long-term deferred revenue	106.3	108.8
Long-term operating lease liabilities	35.1	28.9
Other long-term liabilities	77.7	71.3
Commitments and contingencies (see Note 12)
Deficit:
Common stock; Issued: June 30, 2025 - 78.0 shares and December 31, 2024 - 75.6 shares	0.8	0.8
Accumulated deficit	(2,188.7)	(2,139.1)
Treasury stock, shares at cost; June 30, 2025 - 6.7 shares and December 31, 2024 - 6.0 shares	(161.8)	(158.5)
Paid-in capital	4,779.9	4,770.6
Accumulated other comprehensive loss	(2,651.7)	(2,757.2)
Total Unisys Corporation stockholders' deficit	(221.5)	(283.4)
Noncontrolling interests	14.6	14.1
Total deficit	(206.9)	(269.3)
Total liabilities and deficit	$1,796.6	$1,872.3

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Consolidated net loss	$(50.6)	$(161.8)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Loss on debt extinguishment	6.8	—
Foreign currency (gains) losses	(2.3)	12.6
Employee stock compensation	9.7	11.4
Depreciation and amortization of properties	12.0	12.1
Depreciation and amortization of capitalized contract costs	7.5	12.6
Amortization of marketable software	27.0	24.2
Amortization of intangible assets	2.1	4.6
Other non-cash operating activities	2.1	(0.4)
Pension and postretirement contributions	(287.6)	(12.4)
Pension and postretirement expense	43.9	159.0
Deferred income taxes, net	1.4	0.1
Changes in operating assets and liabilities:
Receivables, net and contract assets	49.1	31.9
Inventories	(11.1)	(1.7)
Other assets	13.3	(13.4)
Accounts payable and current liabilities	(111.6)	(59.4)
Other liabilities	5.4	7.1
Net cash (used for) provided by operating activities	(282.9)	26.5
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	1,776.5	1,519.2
Purchases of foreign exchange forward contracts	(1,746.0)	(1,524.8)
Investment in marketable software	(23.6)	(25.7)
Capital additions of properties and other assets	(16.8)	(15.4)
Other	(0.1)	(0.1)
Net cash used for investing activities	(10.0)	(46.8)
Cash flows from financing activities
Proceeds from issuance of long-term debt	700.0	—
Payments of long-term debt	(488.6)	(10.1)
Issuance costs relating to long-term debt	(13.8)	—
Cash paid for debt extinguishment	(4.0)	—
Other	(3.3)	(1.8)
Net cash provided by (used for) financing activities	190.3	(11.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	21.0	(11.8)
Decrease in cash, cash equivalents and restricted cash	(81.6)	(44.0)
Cash, cash equivalents and restricted cash, beginning of period	390.6	396.7
Cash, cash equivalents and restricted cash, end of period	$309.0	$352.7
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2024	$(269.3)	$(283.4)	$0.8	$(2,139.1)	$(158.5)	$4,770.6	$(2,757.2)	$14.1
Consolidated net loss	(30.6)	(29.5)		(29.5)				(1.1)
Stock-based activity	3.5	3.5	—		(2.8)	6.3
Translation adjustments	45.0	42.2					42.2	2.8
Pension and postretirement plans	(2.7)	(0.6)					(0.6)	(2.1)
Balance at March 31, 2025	$(254.1)	$(267.8)	$0.8	$(2,168.6)	$(161.3)	$4,776.9	$(2,715.6)	$13.7
Consolidated net loss	(20.0)	(20.1)		(20.1)				0.1
Stock-based activity	2.5	2.5			(0.5)	3.0
Translation adjustments	94.3	88.8					88.8	5.5
Pension and postretirement plans	(29.6)	(24.9)					(24.9)	(4.7)
Balance at June 30, 2025	$(206.9)	$(221.5)	$0.8	$(2,188.7)	$(161.8)	$4,779.9	$(2,651.7)	$14.6

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
Consolidated net (loss) income	(149.3)	(149.5)		(149.5)				0.2
Stock-based activity	4.4	4.4	0.1		(1.6)	5.9
Translation adjustments	(15.4)	(14.7)					(14.7)	(0.7)
Pension and postretirement plans	153.9	153.0					153.0	0.9
Balance at March 31, 2024	$(144.8)	$(158.6)	$0.8	$(2,095.2)	$(158.0)	$4,755.8	$(2,662.0)	$13.8
Consolidated net loss	(12.5)	(12.0)		(12.0)				(0.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	(19.9)	(20.0)					(20.0)	0.1
Pension and postretirement plans	12.1	12.0					12.0	0.1
Balance at June 30, 2024	$(160.6)	$(174.1)	$0.8	$(2,107.2)	$(158.2)	$4,760.5	$(2,670.0)	$13.5

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events. These estimates and assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and the reported amounts of revenue and expenses. Such estimates include the valuation of estimated credit losses, contract assets, operating lease right-of-use assets, capitalized contract costs assets, marketable software, goodwill, purchased intangibles and other long-lived assets, legal and environmental contingencies, assumptions used in the calculation for systems integration projects, income taxes and retirement and other post-employment benefits, among others. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ materially from these estimates. Any changes in those estimates resulting from changes in the economic environment such as inflation, tariffs, trade policy, fluctuation in interest rates and foreign exchange rates and conflicts, wars and other events of geopolitical significance, will be reflected in the financial statements in future periods.
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
Note 3 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.3	$—	$0.3	$0.3	$—	$0.3
Interest cost	46.8	27.9	18.9	45.0	28.3	16.7
Expected return on plan assets	(48.5)	(26.3)	(22.2)	(52.0)	(30.2)	(21.8)
Amortization of prior service benefit	(1.2)	(0.7)	(0.5)	(1.1)	(0.6)	(0.5)
Recognized net actuarial loss	24.5	18.1	6.4	20.4	15.2	5.2
Net periodic pension expense (income)	$21.9	$19.0	$2.9	$12.6	$12.7	$(0.1)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.7	$—	$0.7	$0.6	$—	$0.6
Interest cost	92.4	55.8	36.6	92.9	59.3	33.6
Expected return on plan assets	(95.6)	(52.6)	(43.0)	(108.2)	(64.6)	(43.6)
Amortization of prior service benefit	(2.3)	(1.3)	(1.0)	(2.3)	(1.2)	(1.1)
Recognized net actuarial loss	48.5	36.1	12.4	44.0	33.6	10.4
Settlement losses (ii)	—	—	—	132.3	132.3	—
Net periodic pension expense (income)	$43.7	$38.0	$5.7	$159.3	$159.4	$(0.1)

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

During the six months ended June 30, 2025, the company made cash contributions of $287.2 million to its global defined benefit pension plans including a discretionary contribution of $250 million to its U.S. defined benefit pension plans. The discretionary contribution was funded approximately through $200 million from the net proceeds of the 10.625% Senior Secured Notes due 2031, and $50 million from cash on hand. See Note 11 for additional details on the issuance and use of the net proceeds of the 10.625% Senior Secured Notes due 2031. During the six months ended June 30, 2024, the company made cash contributions of $10.3 million primarily related to its international defined benefit pension plans.
For the remainder of 2025, the company expects to make cash contributions of approximately $55 million primarily to its U.S. defined benefit pension plans, resulting in total 2025 expected cash contributions of approximately $342 million to its global defined benefit pension plans, which are comprised of approximately $314 million for the company’s U.S. defined benefit pension plans and approximately $28 million for the company’s international defined benefit pension plans.
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
Net periodic postretirement benefit expense (income) is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service cost(i)	$0.1	$—	$0.1	$0.1
Interest cost	0.6	0.6	1.2	1.2
Expected return on assets	—	(0.1)	(0.1)	(0.1)
Recognized net actuarial gain	(0.6)	(0.7)	(1.1)	(1.5)
Amortization of prior service benefit	—	—	0.1	—
Net periodic postretirement benefit expense (income)	$0.1	$(0.2)	$0.2	$(0.3)

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $3 million to its postretirement benefit plan in 2025. In 2024, the company made cash contributions of $5.2 million to its postretirement benefit plan. For the six months ended June 30, 2025 and 2024, the company made cash contributions of $0.4 million and $2.1 million, respectively.
Note 4 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units (RSUs) may be granted to officers, directors and other key employees.
As of June 30, 2025, the company has granted restricted stock and RSUs under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the six months ended June 30, 2025 and 2024, the company recorded $9.7 million and $11.4 million of share-based restricted stock and RSU compensation expense, respectively.
Restricted stock and RSU awards may contain time-based units, performance-based units, total shareholder return market-based units, or a combination of these units. Each performance-based and market-based unit will vest into zero to two shares depending on the degree to which the performance or market conditions are met. Compensation expense for performance-based awards is recognized as expense ratably for each installment from the date of grant until the date the restrictions lapse and is based on the fair market value at the date of grant and the probability of achievement of the specific performance-related goals. Compensation expense for market-related awards is recognized as expense ratably over the measurement period, regardless of the actual level of achievement, provided the service requirement is met. RSU grants for the company’s directors vest upon award and compensation expense for such awards is recognized upon grant.
A summary of restricted stock and RSU activity for the six months ended June 30, 2025 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	5,705	$6.26
Granted (i)	3,762	4.48
Vested	(2,421)	6.33
Forfeited and expired	(318)	5.37
Outstanding at June 30, 2025	6,728	4.81

(i) Awards granted during the six months ended June 30, 2025 were time-based conditions awards.
The aggregate weighted-average grant-date fair value of restricted stock and RSUs granted during the six months ended June 30, 2025 and 2024 was $15.9 million and $19.3 million, respectively. The fair value of awards with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation.
As of June 30, 2025, there was $19.3 million of total unrecognized compensation cost related to outstanding restricted stock and RSUs granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The aggregate weighted-average grant-date fair value of restricted stock and RSUs vested during the six months ended June 30, 2025 and 2024 was $15.3 million and $12.8 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and RSUs are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and RSUs.
Note 5 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Postretirement expense(i)	$(21.6)	$(12.1)	$(43.1)	$(158.3)
Loss on debt extinguishment	(6.8)	—	(6.8)	—
Foreign exchange gains (losses)(ii)	1.0	2.3	2.3	(12.6)
Other, net(iii)	5.3	0.4	8.6	19.4
Total other (expense), net	$(22.1)	$(9.4)	$(39.0)	$(151.5)
(i) Includes $132.3 million of a U.S. pension settlement loss in the six months ended June 30, 2024. See Note 3.
(ii) Includes gains (losses) from remeasuring cash, receivables, payables, and intercompany balances in foreign currencies, as well as gains (losses) on foreign exchange forward contracts. See Note 9 for details on the company’s forward contracts. Additionally, foreign exchange gains (losses) includes for the three months ended June 30, 2025 and 2024, net foreign exchange gains of $1.6 million and net foreign exchange losses of $1.2 million, respectively, related to substantial completion of liquidation of certain foreign subsidiaries and for the six months ended June 30, 2025 and 2024 net foreign currency gains of $2.7 million and net foreign currency losses of $1.7 million, respectively, related to substantial completion of liquidation of certain foreign subsidiaries.
(iii) Other, net includes environmental costs related to previously disposed businesses. Additionally, other, net for the six months ended June 30, 2024 included a net gain of $14.9 million related to a favorable judgment received in a Brazilian services tax matter.
Note 6 - Income Taxes
For the three and six months ended June 30, 2025, the provision for income taxes was $20.0 million and $30.6 million, respectively, primarily driven by the geographic distribution of income. For the three months ended June 30, 2025, the effective tax rate is not a meaningful measure due to the lack of pre-tax income or loss. For the six months ended June 30, 2025, the effective tax rate was (153.0)%, primarily driven by non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax, and U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance.
For the three and six months ended June 30, 2024, the provision for income taxes was $18.8 million and $35.8 million, respectively, primarily driven by geographic distribution of income. For the three and six months ended June 30, 2024, the effective tax rate was 298.4% and (28.4)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of June 30, 2025, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Under U.S. tax law, distributions from foreign subsidiaries to U.S. stockholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. The company is no longer asserting indefinite reinvestment of earnings of certain foreign subsidiaries. At June 30, 2025 and December 31, 2024, the related deferred tax liability was $29.8 million and $27.7 million, respectively, which is included in other long-term liabilities on the company’s consolidated balance sheets.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The company is evaluating the future impact of these tax law changes on the company’s consolidated financial statements.

Note 7 - Loss Per Share
The following table provides the calculations for the company’s earnings (loss) per common share attributable to Unisys Corporation (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(20.1)	$(12.0)	$(49.6)	$(161.5)
Weighted average shares	71,261	69,275	70,683	68,990
Basic loss per common share	$(0.28)	$(0.17)	$(0.70)	$(2.34)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(20.1)	$(12.0)	$(49.6)	$(161.5)
Weighted average shares	71,261	69,275	70,683	68,990
Plus incremental shares from assumed vesting of employee stock plans	—	—	—	—
Adjusted weighted average shares	71,261	69,275	70,683	68,990
Diluted loss per common share	$(0.28)	$(0.17)	$(0.70)	$(2.34)

Anti-dilutive restricted stock units(i)	2,306	1,636	2,885	1,952

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
Net contract assets (liabilities) are as follows:

	June 30, 2025	December 31, 2024
Contract assets - current	$14.9	$16.0
Contract assets - long-term(i)	5.0	6.0
Deferred revenue - current	(220.2)	(210.4)
Deferred revenue - long-term	(106.3)	(108.8)

(i) Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized that was included in deferred revenue at the beginning of the period	$58.6	$58.9	$130.0	$137.8

Capitalized Contract Costs
The company’s capitalized contract costs, net include the following:

	June 30, 2025	December 31, 2024
Deferred commissions, net	$6.7	$7.2
Costs to fulfill a contract, net	16.5	12.9
Other capitalized assets, net	9.5	11.1
Total capitalized contract costs, net	$32.7	$31.2
Deferred commissions, net represent incremental direct costs of obtaining a contract, which are deferred and amortized ratably over the initial contract life. These costs are reported in selling and administrative expense in the company’s consolidated statements of income (loss).
Client contract costs are generally expensed as incurred. However, certain costs incurred upon initiation of a client contract (costs to fulfill a contract), principally initial client setup, are capitalized and expensed over the initial contract life. These costs are amortized over the initial contract life and reported in cost of revenue in the company’s consolidated statements of income (loss).
The remaining balance of capitalized contract costs, net is comprised of fixed assets and software used in connection with outsourcing contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
For the three months ended June 30, 2025 and 2024, amortization expense related to capitalized contract costs assets, net was $4.5 million and $6.4 million, respectively. For the six months ended June 30, 2025 and 2024, amortization expense related to capitalized contract costs assets, net was $7.5 million and $12.6 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (i) contracts with an original expected length of one year or less and (ii) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At June 30, 2025, the company had approximately $0.9 billion of remaining performance obligations of which approximately 22% is estimated to be recognized as revenue by the end of 2025, 29% by the end of 2026, 25% by the end of 2027, 16% by the end of 2028 and 8% thereafter.
Note 9 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. The company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign currency exchange rates on such balances. The company enters into foreign exchange forward contracts, generally having maturities of three months or less, which have not been designated as hedging instruments. At June 30, 2025 and December 31, 2024, the notional amount of these contracts was $556.6 million and $501.3 million, respectively. The fair value of these forward contracts is based on quoted prices for similar but not identical financial instruments; as such, the inputs are considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

	June 30, 2025	December 31, 2024
Balance Sheet Location
Prepaid expenses and other current assets	$14.2	$0.1
Other accrued liabilities	0.2	9.5
Total fair value	$14.0	$(9.4)

The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statement of Income Location
Other (expense), net	$38.0	$(5.3)	$53.9	$(17.0)
Subsequent to June 30, 2025, the company ceased its use of foreign currency forward contracts previously used to reduce its exposure to market risks from changes in foreign currency exchange rates.
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.625% senior secured notes due January 15, 2031	$685.9	$719.9	$—	$—
6.875% senior secured notes due November 1, 2027	$—	$—	$481.6	$471.3
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
The carrying value of goodwill by reporting unit was as follows:

	Total	DWS	CA&I	ECS
Balance at December 31, 2024 (i)	$247.9	$101.3	$54.5	$92.1
Translation adjustments	1.0	1.0	—	—
Balance at June 30, 2025	$248.9	$102.3	$54.5	$92.1
(i) CA&I and ECS reporting units’ goodwill balances were reclassified as of December 31, 2024 to conform with the current period reporting units’ presentation. There was no change to the DWS goodwill amount. See Note 15 for additional information on the changes to the company’s operating and reportable segments.
Accumulated goodwill impairment losses as of June 30, 2025 and December 31, 2024 were $39.1 million in both periods and included within the DWS reporting unit.

Intangible Assets, Net
Intangible assets, net at June 30, 2025, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$10.0	$—
Customer relationships (i)	54.2	21.0	33.2
Marketing (i)	1.3	1.1	0.2
Total	$65.5	$32.1	$33.4
(i) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended June 30, 2025 and 2024, amortization expense was $1.0 million and $2.2 million, respectively. For the six months ended June 30, 2025 and 2024, amortization expense was $2.1 million and $4.6 million, respectively.
The future amortization relating to acquired intangible assets at June 30, 2025, was estimated as follows:

Future Amortization Expense
Remainder of 2025	$2.2
2026	4.0
2027	4.0
2028	4.0
2029	4.0
Thereafter	15.2
Total	$33.4
Note 11 - Debt
Long-term debt is comprised of the following:

	June 30, 2025	December 31, 2024
10.625% senior secured notes due January 15, 2031 (Face value of $700.0 million less unamortized issuance costs of $14.1 million at June 30, 2025)(i)	$685.9	$—
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $3.4 million at December 31, 2024)(i)	—	481.6
Finance leases	3.0	2.8
Other debt	9.5	8.8
Total	698.4	493.2
Less – current maturities	5.7	5.0
Total long-term debt	$692.7	$488.2

(i) See Note 9 for the fair value of the notes.
Senior Secured Notes due 2031
In June 2025, the company completed a private placement offering of $700.0 million aggregate principal amount of its 10.625% Senior Secured Notes due 2031 (the 2031 Notes). The 2031 Notes will pay interest semiannually on January 15 and July 15, commencing on January 15, 2026, and will mature on January 15, 2031, unless earlier repurchased or redeemed by the company. The 2031 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc., each a Delaware corporation that is directly or indirectly wholly owned by the company (the Subsidiary Guarantors). The net proceeds from the issuance of the 2031 Notes, together with cash on hand, were used to finance the company’s tender offer to purchase for cash any and all of its outstanding 6.875% Senior Secured Notes due November 1, 2027 (the 2027 Notes) and solicitation of consents from holders of the 2027 Notes to amendments to the indenture governing the 2027 Notes (the Tender Offer) and the payment of related premiums, fees and expenses. The company also used the net proceeds from the issuance of the 2031 Notes to redeem, on or about November 1, 2025, any 2027 Notes that remain outstanding following the Tender Offer, as explained under the Senior Secured Notes due

2027 section below, and to fund, together with cash on hand, a portion of the company’s U.S. defined benefit pension plans deficit and postretirement liabilities. See Note 3 for additional details on the discretionary contribution to the company’s U.S. defined benefit pension plans.
The 2031 Notes and the guarantees by the Subsidiary Guarantors rank equally in right of payment with all of the existing and future senior debt of the company and the Subsidiary Guarantors and senior in right of payment to any future subordinated debt of the company and the Subsidiary Guarantors. The 2031 Notes and the guarantees are structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the subsidiaries of the company that are not Subsidiary Guarantors. The 2031 Notes and the guarantees are secured by liens on substantially all assets of the company and the Subsidiary Guarantors, other than certain excluded assets (the collateral). The liens securing the 2031 Notes on certain Asset Based Lending (ABL) collateral are subordinated to the liens on ABL collateral in favor of the ABL secured parties, subject to certain limitations and permitted liens.
The company may, at its option, redeem some or all of the 2031 Notes at any time on or after January 15, 2028 at a redemption price determined in accordance with the redemption schedule set forth in the indenture relating to the 2031 Notes, plus accrued and unpaid interest, if any.
Prior to January 15, 2028, the company may, at its option, redeem some or all of the 2031 Notes at any time, at a price equal to 100% of the principal amount of the 2031 Notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 40% of the 2031 Notes at any time prior to January 15, 2028, using the proceeds of certain equity offerings at a redemption price of 110.625% of the principal amount thereof, plus accrued and unpaid interest, if any. On or after January 15, 2028, the company may, on any one or more occasions, redeem all or part of the 2031 Notes at specified redemption premiums, declining to par for any redemptions on or after January 15, 2030. Prior to January 15, 2028, the company may redeem up to 10% of the aggregate principal amount of the 2031 Notes during each calendar year, commencing in 2025, at a purchase price equal to 103% of the principal amount of the 2031 Notes, plus accrued and unpaid interest, if any.
The indenture relating to the 2031 Notes contains covenants that limit the ability of the company and its restricted subsidiaries (as defined therein) to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem its capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments (including investments by the company and the Subsidiary Guarantors in subsidiaries that are not guarantors); (v) sell assets; (vi) create or incur liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (ix) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to several important limitations and exceptions.
If the company experiences certain kinds of changes of control (as defined in the indenture), it must offer to purchase the 2031 Notes at 101% of the principal amount of the 2031 Notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances, it must apply the proceeds of such sales towards an offer to repurchase the 2031 Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2031 Notes to be due and payable immediately.
Interest expense related to the 2031 Notes is comprised of the following:

Three Months Ended June 30,
2025
Contractual interest coupon	$0.8
Amortization of issuance costs	—
Total	$0.8
Senior Secured Notes due 2027
As of December 31, 2024, the company had $485.0 million aggregate principal amount outstanding of the 2027 Notes. Interest on the 2027 Notes is payable semi-annually on May 1 and November 1. On June 11, 2025, the company commenced the Tender Offer. The purchase price offered per $1,000 principal amount of 2027 Notes pursuant to the Tender Offer was $1,006.25, which included an early tender premium of $30.00 per $1,000 principal amount of 2027 Notes. Concurrent with the closing of the issuance of the 2031 Notes, the company paid an aggregate amount of $488.6 million, including $3.0 million of early tender premium and $5.5 million of accrued interest and other expenses through June 27, 2025, to purchase $480.1 million of aggregate principal amount outstanding of the 2027 Notes tender in the Tender Offer.
On June 27, 2025, the company satisfied and discharged the indenture relating to the 2027 Notes, issued a notice of redemption for its remaining outstanding principal amount, and deposited U.S. government securities with the trustee of the 2027 Notes to cover the remaining outstanding aggregate principal amount of $4.9 million, plus accrued but unpaid interest on the 2027 Notes to be redeemed to, but not including, the redemption date.
As a result of the satisfaction and discharge, the indenture relating to the 2027 Notes ceased to be of further effect except as to rights of registration of transfer or exchange of 2027 Notes which survive until all 2027 Notes have been canceled and the rights, protections and immunities of the trustee, as expressly provided for in the indenture relating to the 2027 Notes.
The satisfaction and discharge of the 2027 Notes resulted in a loss on debt extinguishment of $6.8 million, reported in other (expense), net, which included the write-off of unamortized debt issuance costs of $3.8 million and an early tender premium of $3.0 million paid to repurchase a portion of the 2027 Notes.
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest coupon	$8.0	$8.4	$16.3	$16.7
Amortization of issuance costs	0.3	0.3	0.6	0.6
Total	$8.3	$8.7	$16.9	$17.3
Asset Based Lending (ABL) Credit Facility
Concurrently with the issuance of the 2031 Notes, the company entered into an amendment of the company’s secured revolving credit facility (the Amended and Restated ABL Credit Facility) that extended the maturity date from October 2027 to June 2030 and modified certain other terms and covenants. The secured revolving credit facility continues to provide for revolving loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $40.0 million), with an uncommitted accordion feature allowing for the aggregate amount available to be increased up to $155.0 million upon the satisfaction of certain specified conditions.
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2025, the company had no borrowings and $8.3 million of letters of credit outstanding. Availability under the credit facility was $99.1 million, net of letters of credit issued.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the amount of such pension payments, as applicable, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
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
At June 30, 2025, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.

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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at June 30, 2025, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At June 30, 2025, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $97 million.
On December 3, 2024, Unisys reached a settlement in the case of Unisys Corp. v. Gilbert, et al. pending in the Eastern District of Pennsylvania. The litigation sought damages from Atos, a competitor, and former employees, alleging theft of Unisys trade secrets and confidential information. This settlement for $40 million allowed the company to avoid the costs and uncertainties associated with prolonged litigation and reinforces the value of Unisys’s intellectual property. The company received payment of $15 million as of December 31, 2024 and the remaining amount is included within accounts receivable, net on the company’s consolidated balance sheets as of June 30, 2025. Subsequent to June 30, 2025, the company received the remaining settlement amount of $25 million. The company believes that this settlement was in the best interest of its stockholders and resolved the ongoing litigation in a favorable manner.
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

Environmental Matters
As of June 30, 2025, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $23 million, of which $8 million is reported in other accrued liabilities and $15 million in other long-term liabilities on the company’s consolidated balance sheets. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of June 30, 2025, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheets. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Note 13 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2024	$(2,757.2)	$(984.7)	$(1,772.5)
Other comprehensive income (loss) before reclassifications	65.9	133.7	(67.8)
Amounts reclassified from accumulated other comprehensive loss	39.6	(2.7)	42.3
Current period other comprehensive income (loss)	105.5	131.0	(25.5)
Balance at June 30, 2025	$(2,651.7)	$(853.7)	$(1,798.0)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Translation adjustments:
Adjustment for substantial completion of liquidation of certain foreign subsidiaries(i)	$(1.6)	$1.2	$(2.7)	$1.7
Pension and postretirement plans(ii):
Amortization of prior service benefit	(0.9)	(0.9)	(1.8)	(1.9)
Amortization of actuarial losses	23.2	19.1	46.1	41.4
Settlement losses	—	—	—	125.5
Total before tax	20.7	19.4	41.6	166.7
Income tax	(0.6)	(0.8)	(2.0)	(1.6)
Total reclassifications for the period	$20.1	$18.6	$39.6	$165.1

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic pension and postretirement cost (see Note 3).

Note 14 - Supplemental Cash Flow Information

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$47.7	$26.0
Interest	$22.5	$17.9
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$300.8	$376.5
Restricted cash	8.2	14.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$309.0	$390.6
Cash and cash equivalents subject to contractual restrictions, and are therefore not readily available, are classified as restricted cash. At June 30, 2025, the company maintains cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
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

The following tables present certain financial information by reportable segments:

	Total Segments	DWS	CA&I	ECS
Three Months Ended June 30, 2025
Revenue	$463.5	$138.1	$185.2	$140.2
Cost of revenue	326.5	114.7	146.6	65.2
Gross profit	$137.0	$23.4	$38.6	$75.0

Three Months Ended June 30, 2024
Revenue	$456.7	$132.1	$193.9	$130.7
Cost of revenue	325.6	110.7	153.8	61.1
Gross profit	$131.1	$21.4	$40.1	$69.6

	Total Segments	DWS	CA&I	ECS
Six Months Ended June 30, 2025
Revenue	$877.4	$256.7	$361.8	$258.9
Cost of revenue	632.5	216.4	288.8	127.3
Gross profit	$244.9	$40.3	$73.0	$131.6
Six Months Ended June 30, 2024
Revenue	$916.7	$264.4	$382.3	$270.0
Cost of revenue	653.9	224.0	305.6	124.3
Gross profit	$262.8	$40.4	$76.7	$145.7
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment revenue	$463.5	$456.7	$877.4	$916.7
Other revenue	19.8	21.5	38.0	49.3
Total consolidated revenue	$483.3	$478.2	$915.4	$966.0
Presented below is a reconciliation of total segment gross profit to consolidated income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment gross profit	$137.0	$131.1	$244.9	$262.8
Other gross profit	(7.0)	(1.2)	(7.4)	3.1
Total gross profit	130.0	129.9	237.5	265.9
Selling, general and administrative expense	(93.6)	(101.4)	(190.4)	(213.6)
Research and development expense	(6.1)	(4.9)	(11.7)	(11.0)
Interest expense	(8.2)	(7.9)	(16.4)	(15.8)
Other (expense), net	(22.1)	(9.4)	(39.0)	(151.5)
Total income (loss) before income taxes	$—	$6.3	$(20.0)	$(126.0)

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$195.5	$204.4	$381.4	$416.7
United Kingdom	59.5	48.3	114.6	115.3
Other foreign	228.3	225.5	419.4	434.0
Total	$483.3	$478.2	$915.4	$966.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended June 30, 2025, the company reported net loss attributable to Unisys Corporation of $20.1 million, or $0.28 per diluted share, compared with a loss of $12.0 million, or $0.17 per diluted share, for the three months ended June 30, 2024. The net loss for the three months ended June 30, 2025 included a loss on debt extinguishment of $6.8 million.
For the six months ended June 30, 2025, the company reported net loss attributable to Unisys Corporation of $49.6 million, or $0.70 per diluted share, compared with a loss of $161.5 million, or $2.34 per diluted share, for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2024 included $132.3 million of a U.S. pension plan settlement loss.
On June 27, 2025, the company completed a private offering of $700.0 million aggregate principal amount of its 10.625% Senior Secured Notes due 2031 (the 2031 Notes). The net proceeds from the issuance of the 2031 Notes, together with cash on hand, were used to repurchase for cash any and all of its outstanding 6.875% Senior Secured Notes due November 1, 2027 (the 2027 Notes) tendered in a concurrent tender offer, to satisfy and discharge the remaining 2027 Notes not tendered in the concurrent tender offer (which will be redeemed on or about November 1, 2025), and for the payment of related premiums, fees and expenses. Additionally, the company used the net proceeds from the issuance of the 2031 Notes, together with cash on hand, to fund a portion of the company’s U.S. defined benefit pension plans deficit and postretirement liabilities totaling $250 million.
Concurrently with the issuance of 2031 Notes, the company amended its existing amended and restated secured revolving credit facility (the Amended and Restated ABL Credit Facility) to extend the maturity from October 2027 to June 2030 and modified certain other terms and covenants.
Results of operations
Company results
Three months ended June 30, 2025 compared with the three months ended June 30, 2024
Revenue for the three months ended June 30, 2025 was $483.3 million compared with $478.2 million for the three months ended June 30, 2024, an increase of 1.1% from the prior-year period. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the prior-year period.
License and Support (L&S) represents software license and related support services, primarily ClearPath Forward®, within the company's Enterprise Computing Solutions (ECS) segment. For the three months ended June 30, 2025, L&S revenue was $87.6 million compared to $82.1 million for the three months ended June 30, 2024, an increase of 6.7%. The increase was primarily driven by the timing of software license renewals.
Excluding License and Support (Ex-L&S) measures exclude revenue, gross profit and gross profit margin in connection with software license and related support services within the ECS segment. Ex-L&S revenue for the three months ended June 30, 2025 was $395.7 million compared with $396.1 million for the three months ended June 30, 2024, a decrease of 0.1%.
Revenue from international operations for the three months ended June 30, 2025 was $287.8 million compared with $273.8 million for the three months ended June 30, 2024, an increase of 5.1%. Foreign currency had a negligible impact on international revenue in the current period compared with the prior-year period. Revenue from U.S. operations for the three months ended June 30, 2025 was $195.5 million compared with $204.4 million for the three months ended June 30, 2024, a decrease of 4.4%.
During the three months ended June 30, 2025, the company recognized net cost-reduction charges of $3.2 million. The net charges related to workforce reductions were $1.5 million and were comprised of: (i) a charge of $4.1 million for severance costs and (ii) a credit of $2.6 million for changes in estimates. The company recorded net charges of $1.7 million comprised of a charge of $3.2 million for an asset write-off, a charge of $0.1 million for other expenses related to cost reduction efforts and a net credit of $1.6 million for net foreign currency gains related to exiting foreign countries.
During the three months ended June 30, 2024, the company recognized net cost-reduction charges and other costs of $0.6 million. The net credit related to workforce reductions was $0.7 million and was comprised of: (i) a credit of $1.0 million for changes in estimates and (ii) a charge of $0.3 million for severance costs. The company recorded charges of $1.3 million comprised of $1.2 million for net foreign currency losses related to exiting foreign countries and $0.1 million for other expenses related to other cost-reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended June 30,
(In millions)	2025	2024
Cost of revenue	$5.6	$0.4
Selling, general and administrative	(0.9)	(1.1)
Research and development	0.1	0.1
Other (expense), net	(1.6)	1.2
Total	$3.2	$0.6
Gross profit and gross profit margin were $130.0 million and 26.9% in the three months ended June 30, 2025, respectively, compared with $129.9 million and 27.2% for the three months ended June 30, 2024, respectively.
Ex-L&S gross profit and gross profit margin for the three months ended June 30, 2025 were $69.7 million and 17.6%, respectively, compared with $74.2 million and 18.7% for the three months ended June 30, 2024, respectively. The decrease was primarily driven by higher cost reduction charges, partially offset by improvement within the company's operating segments.
Selling, general and administrative expense in the three months ended June 30, 2025 was $93.6 million (19.4% of revenue) compared with $101.4 million (21.2% of revenue) for the three months ended June 30, 2024. The decrease was primarily driven by lower expense due to realized benefits from the company’s previous cost reduction actions and reduced professional services expense.
Research and development expense for the three months ended June 30, 2025 and 2024 was $6.1 million and $4.9 million, respectively.
For the three months ended June 30, 2025, the company reported an operating profit of $30.3 million compared with an operating profit of $23.6 million in the three months ended June 30, 2024. The increase was primarily driven by reduction in selling, general and administrative expense, as discussed above.
Interest expense for the three months ended June 30, 2025 and 2024 was $8.2 million and $7.9 million, respectively.
Other (expense), net was expense of $22.1 million for the three months ended June 30, 2025 compared with expense of $9.4 million for the three months ended June 30, 2024. Other (expense), net for the three months ended June 30, 2025 included a loss on debt extinguishment of $6.8 million related to the repurchase, satisfaction and discharge of the 2027 Notes. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The company had no income or loss before income taxes for the three months ended June 30, 2025 due to the factors discussed above. For the three months ended June 30, 2024, income before income taxes was $6.3 million.
The provision for income taxes was $20.0 million for the three months ended June 30, 2025 compared with a provision of $18.8 million for the three months ended June 30, 2024. The change in the tax provision was primarily driven by the geographic distribution of income. The effective tax rate for the three months ended June 30, 2025 is not a meaningful measure due to the lack of pre-tax income or loss. The effective tax rate for the three months ended June 30, 2024 was 298.4% primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax.
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
The net loss attributable to Unisys Corporation for the three months ended June 30, 2025 was $20.1 million, or $0.28 per diluted share, compared with a net loss of $12.0 million, or $0.17 per diluted share, for the three months ended June 30, 2024. The net loss for the three months ended June 30, 2025 included a loss on debt extinguishment of $6.8 million related to the repurchase, satisfaction and discharge of the 2027 Notes.
Six months ended June 30, 2025 compared with the six months ended June 30, 2024
Revenue for the six months ended June 30, 2025 was $915.4 million compared with $966.0 million for the six months ended June 30, 2024, a decrease of 5.2% from the prior-year period. The decrease was primarily due to the timing of software license renewals and lower volume with clients. Foreign currency fluctuations had a 1 percentage-point negative impact on revenue in the current period compared with the prior-year period.
For the six months ended June 30, 2025, L&S revenue was $158.7 million compared to $175.3 million for the six months ended June 30, 2024, a decrease of 9.5%. The decrease was primarily driven by the timing of software license renewals.
Ex-L&S revenue for the six months ended June 30, 2025 was $756.7 million compared with $790.7 million for the six months ended June 30, 2024, a decrease of 4.3%. The decrease was primarily driven by lower volume with clients.
Revenue from international operations for the six months ended June 30, 2025 was $534.0 million, compared with $549.3 million for the six months ended June 30, 2024, a decrease of 2.8% from the prior-year period. Foreign currency had a 3 percentage-point negative impact on international revenue in the six months ended June 30, 2025 compared with the six months ended June 30, 2024. Revenue from U.S. operations for the six months ended June 30, 2025 was $381.4 million, compared with $416.7 million for the three months ended June 30, 2024, a decrease of 8.5% from the prior-year period.
During the six months ended June 30, 2025, the company recognized net cost-reduction charges and other costs of $2.0 million. The net charges related to workforce reductions were $1.2 million and were comprised of: (i) a charge of $5.2 million for severance costs and (ii) a credit of $4.0 million for changes in estimates. The company recorded net charges of $0.8 million comprised of a charge of $3.2 million for an asset write-off, a charge of $0.3 million for other expenses related to cost-reduction efforts and a net credit of $2.7 million for net foreign currency gains related to exiting foreign countries.
During the six months ended June 30, 2024, the company recognized net cost-reduction charges and other costs of $6.9 million. The net charges related to workforce reductions were $5.9 million and were comprised of: (i) a charge of $9.7 million for severance costs and (ii) a credit of $3.8 million for changes in estimates. The company recorded a net charge of $1.0 million comprised of a charge of $1.7 million for net foreign currency losses related to exiting foreign countries and a net credit of $0.7 million for changes in estimates related to other cost-reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Six Months Ended June 30,
(In millions)	2025	2024
Cost of revenue	$5.1	$1.4
Selling, general and administrative	(0.4)	2.7
Research and development	—	1.1
Other (expense), net	(2.7)	1.7
Total	$2.0	$6.9
Gross profit and gross profit margin were $237.5 million and 25.9% in the six months ended June 30, 2025, respectively, compared with $265.9 million and 27.5% in the six months ended June 30, 2024, respectively. The decrease was primarily driven by the decrease in revenue previously discussed and higher cost reduction charges, partially offset by delivery improvement and labor cost savings initiatives. Additionally, prior year gross profit margin was impacted by a benefit from the resolution of a contractual dispute with a former client.
Ex-L&S gross profit and gross profit margin for the six months ended June 30, 2025 were $133.9 million and 17.7%, respectively, compared with $145.4 million and 18.4% for the six months ended June 30, 2024, respectively. The decrease was primarily driven by higher cost reduction charges, partially offset by delivery improvement and labor cost savings initiatives. Additionally, prior year Ex-L&S gross profit margin was impacted by a benefit from the resolution of a contractual dispute with a former client.
Selling, general and administrative expense in the six months ended June 30, 2025 was $190.4 million (20.8% of revenue) compared with $213.6 million (22.1% of revenue) in the prior-year period. The decrease was primarily driven by lower expense due to realized benefits from the company’s previous cost reduction actions and reduced professional services expense.
Research and development expense for the six months ended June 30, 2025 and 2024 was $11.7 million and $11.0 million, respectively.
For the six months ended June 30, 2025, the company reported an operating profit of $35.4 million compared with an operating profit of $41.3 million for the prior-year period. The decrease was primarily driven by lower gross profit, partially offset by lower selling, general and administrative expense as discussed above.
Interest expense for the six months ended June 30, 2025 was $16.4 million compared with $15.8 million for the six months ended June 30, 2024.
Other (expense), net was expense of $39.0 million for the six months ended June 30, 2025 compared with expense of $151.5 million for the six months ended June 30, 2024. Other (expense), net for the six months ended June 30, 2025 included a loss on debt extinguishment of $6.8 million related to the repurchase, satisfaction and discharge of the 2027 Notes. Other (expense), net for the six months ended June 30, 2024 included $132.3 million of a U.S. pension plan settlement loss, partially offset by a net gain of approximately $14.9 million related to a favorable judgment received in a Brazilian services tax matter. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
Subsequent to June 30, 2025, the company ceased its use of foreign currency forward contracts previously used to reduce its exposure to market risks from changes in foreign currency exchange rates.
The loss before income taxes for the six months ended June 30, 2025 was $20.0 million compared with a loss of $126.0 million for the six months ended June 30, 2024. The loss for the six months ended June 30, 2025 included a loss on debt extinguishment of $6.8 million related to the repurchase, satisfaction and discharge of the 2027 Notes. The loss for the six months ended June 30, 2024 included $132.3 million of a U.S. pension plan settlement loss.
The provision for income taxes was $30.6 million for the six months ended June 30, 2025 compared with a provision of $35.8 million for the six months ended June 30, 2024. The change in the tax provision was driven by the geographic distribution of income. The effective tax rate for the six months ended June 30, 2025 and 2024 was (153.0)% and (28.4)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S. and jurisdictions with no valuation allowance that are subject to tax.
Net loss attributable to Unisys Corporation for the six months ended June 30, 2025 was $49.6 million, or $0.70 per diluted share, compared with a net loss of $161.5 million, or $2.34 per diluted share, for the six months ended June 30, 2024. The net loss for the six months ended June 30, 2025 included a loss on debt extinguishment of $6.8 million related to the repurchase, satisfaction and discharge of the 2027 Notes. The net loss for the six months ended June 30, 2024 included $132.3 million of a U.S. pension plan settlement loss net of tax.

The following table represents Ex-L&S and L&S financial measures:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for numbers presented as percentages)	2025	2024	2025	2024
L&S revenue	$87.6	$82.1	$158.7	$175.3
Ex L&S revenue	395.7	396.1	756.7	790.7
Total revenue	$483.3	$478.2	$915.4	$966.0

L&S gross profit	$60.3	$55.7	$103.6	$120.5
Ex-L&S gross profit	69.7	74.2	133.9	145.4
Total gross profit	$130.0	$129.9	$237.5	$265.9

L&S gross profit percent	68.8%	67.8%	65.3%	68.7%
Ex-L&S gross profit percent	17.6%	18.7%	17.7%	18.4%
Total gross profit percent	26.9%	27.2%	25.9%	27.5%
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
Three months ended June 30, 2025 compared with the three months ended June 30, 2024
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Three Months Ended June 30, 2025
Revenue	$463.5	$138.1	$185.2	$140.2
Gross profit percent	29.6%	16.9%	20.8%	53.5%

Three Months Ended June 30, 2024
Revenue	$456.7	$132.1	$193.9	$130.7
Gross profit percent	28.7%	16.2%	20.7%	53.3%
DWS revenue was $138.1 million for the three months ended June 30, 2025 and $132.1 million for the three months ended June 30, 2024, an increase of 4.5%. The increase in revenue was primarily driven by new business, including higher hardware revenue. Foreign currency fluctuations had a negligible impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 16.9% in the current period compared with 16.2% in the prior-year period. The increase in gross profit was primarily driven by delivery improvement and labor cost savings initiatives.

CA&I revenue was $185.2 million for the three months ended June 30, 2025 and $193.9 million for the three months ended June 30, 2024, a decrease of 4.5%. The decrease in revenue was primarily driven by lower volume with clients in the public sector. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 20.8% in the current period compared with 20.7% in the prior-year period.
ECS revenue was $140.2 million for the three months ended June 30, 2025 and $130.7 million for the three months ended June 30, 2024, an increase of 7.3%. The increase in revenue was primarily driven by the timing of software license renewals and integrated systems purchases, as well as higher volume in specialized managed services. Foreign currency fluctuations had a 1 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 53.5% in the current period compared with 53.3% in the prior-year period.
Six months ended June 30, 2025 compared with the six months ended June 30, 2024
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Six Months Ended June 30, 2025
Revenue	$877.4	$256.7	$361.8	$258.9
Gross profit percent	27.9%	15.7%	20.2%	50.8%

Six Months Ended June 30, 2024
Revenue	$916.7	$264.4	$382.3	$270.0
Gross profit percent	28.7%	15.3%	20.1%	54.0%
DWS revenue was $256.7 million for the six months ended June 30, 2025 and $264.4 million for the six months ended June 30, 2024, a decrease of 2.9%. The decrease in revenue was primarily driven by lower volume with clients, partially offset by revenue from new business with new and existing clients, as compared to the prior-year period. Foreign currency fluctuations had a 2 percentage-point negative impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 15.7% in the current period compared with 15.3% in the prior-year period. The increase in gross profit was primarily driven by delivery improvement and labor cost savings initiatives.
CA&I revenue was $361.8 million for the six-months ended June 30, 2025 and $382.3 million for the six months ended June 30, 2024, a decrease of 5.4%. The decrease in revenue was primarily driven by lower volume with existing clients. Foreign currency fluctuations had a 1 percentage-point negative impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 20.2% in the current period compared with 20.1% in the prior-year period.
ECS revenue was $258.9 million for the six months ended June 30, 2025 and $270.0 million for the six months ended June 30, 2024, a decrease of 4.1%. Foreign currency fluctuations had a 2 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 50.8% in the current period compared with 54.0% in the prior-year period. The decrease in revenue and gross profit was primarily driven by the timing of software license renewals.
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

The following table summarizes the company’s TCV metrics.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except numbers presented as percentages)	2025	2024	% Change	2025	2024	% Change
Ex-L&S New Business (i)	$122	$215	(43)%	$459	$399	15%
Ex-L&S Renewals	266	144	85%	342	225	52%
L&S Renewals	49	103	(52)%	70	208	(66)%
Total TCV	$437	$462	(5)%	$871	$832	5%
(i) New Business relates to expansion and new scope for existing clients and new logo contracts.
Total TCV was $437 million for the three months ended June 30, 2025 and $462 million for the three months ended June 30, 2024, a decrease of 5% primarily driven by a shift in timing in Ex-L&S New Business, partially offset by Ex-L&S renewals.
Total TCV was $871 million for the six months ended June 30, 2025 and $832 million for the six months ended June 30, 2024, an increase of 5% primarily driven by an increase in Ex-L&S New Business and Ex L&S renewals.
Backlog was $2.92 billion as of June 30, 2025 compared to $2.79 billion as of June 30, 2024, an increase of 5%.
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
Cash and cash equivalents at June 30, 2025 were $300.8 million compared to $376.5 million at December 31, 2024.
As of June 30, 2025, $257.6 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-fifth of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. At June 30, 2025, the deferred tax liability on undistributed earnings was $29.8 million. Transfers of international cash and cash equivalents to the U.S. will require the company to pay withholding or other taxes on a portion of the amount transferred. At June 30, 2025, the company maintained cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During the six months ended June 30, 2025, cash used for operations was $282.9 million compared to cash provided by operations of $26.5 million during the six months ended June 30, 2024, primarily driven by cash contributions to the company's defined benefit pension plans, including a discretionary contribution of $250 million to its U.S. defined benefit pension plans, and changes in working capital.
Cash used for investing activities during the six months ended June 30, 2025 was $10.0 million compared to cash used for investing activities of $46.8 million during the six months ended June 30, 2024. Net proceeds of foreign exchange forward contracts were $30.5 million for the six months ended June 30, 2025 compared with net purchases of $5.6 million in the prior-year period. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. In the current period, the investment in marketable software was $23.6 million compared with $25.7 million in the prior-year period and capital additions of properties and other assets were $16.8 million compared with $15.4 million in the prior-year period.
Cash provided by financing activities during the six months ended June 30, 2025 was $190.3 million compared to cash used for financing activities of $11.9 million during the six months ended June 30, 2024, primarily driven by the net proceeds received from the issuance of the 2031 Notes, partially offset by the repurchase of the 2027 Notes, both of which are described below.

At June 30, 2025, total debt was $698.4 million compared to $493.2 million at December 31, 2024. The increase in total debt as of June 30, 2025, is primarily due to the issuance of the 2031 Notes, partially offset by the redemption of the 2027 Notes.
Senior Secured Notes due 2031
In June 2025, the company completed a private placement offering of $700.0 million aggregate principal amount of the 2031 Notes. The 2031 Notes will pay interest semiannually on January 15 and July 15, commencing on January 15, 2026. The 2031 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc., each a Delaware corporation that is directly or indirectly wholly owned by the company (the Subsidiary Guarantors). The net proceeds from the issuance of the 2031 Notes, together with cash on hand, were used to finance the company’s tender offer to purchase for cash any and all of its outstanding 2027 Notes and solicitation of consents from holders of the 2027 Notes to amendments to the indenture governing the 2027 Notes (the Tender Offer) and the payment of related premiums, fees and expenses. The company also used the net proceeds from the issuance of the 2031 Notes to redeem, on or about November 1, 2025, any 2027 Notes that remain outstanding following the Tender Offer, as explained under the Senior Secured Notes due 2027 section below, and to fund, together with cash on hand a portion of the company’s U.S. defined benefit pension plans deficit and postretirement liabilities.
The 2031 Notes and the guarantees by the Subsidiary Guarantors rank equally in right of payment with all of the existing and future senior debt of the company and the Subsidiary Guarantors and senior in right of payment to any future subordinated debt of the company and the Subsidiary Guarantors. The 2031 Notes and the guarantees are structurally subordinated to all existing and future liabilities (including preferred stock, trade payables and pension liabilities) of the subsidiaries of the company that are not Subsidiary Guarantors. The 2031 Notes and the guarantees are secured by liens on substantially all assets of the company and the Subsidiary Guarantors, other than certain excluded assets (the collateral). The liens securing the 2031 Notes on certain Asset Based Lending (ABL) collateral are subordinated to the liens on ABL collateral in favor of the ABL secured parties, subject to certain limitations and permitted liens.
The company may, at its option, redeem some or all of the 2031 Notes at any time on or after January 15, 2028 at a redemption price determined in accordance with the redemption schedule, plus accrued and unpaid interest, if any.
Prior to January 15, 2028, the company may, at its option, redeem some or all of the 2031 Notes at any time, at a price equal to 100% of the principal amount of the 2031 Notes redeemed plus a “make-whole” premium, plus accrued and unpaid interest, if any. The company may also redeem, at its option, up to 40% of the 2031 Notes at any time prior to January 15, 2028, using the proceeds of certain equity offerings at a redemption price of 110.625% of the principal amount thereof, plus accrued and unpaid interest, if any. On or after January 15, 2028, the company may, on any one or more occasions, redeem all or part of the 2031 Notes at specified redemption premiums, declining to par for any redemptions on or after January 15, 2030. Prior to January 15, 2028, the company may redeem up to 10% of the aggregate principal amount of the 2031 Notes during each calendar year, commencing in 2025, at a purchase price equal to 103% of the principal amount of the 2031 Notes, plus accrued and unpaid interest, if any.
The indenture relating to the 2031 Notes contains covenants that limit the ability of the company and its restricted subsidiaries (as defined therein) to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem its capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments (including investments by the company and the Subsidiary Guarantors in subsidiaries that are not guarantors); (v) sell assets; (vi) create or incur liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting its subsidiaries’ ability to pay dividends; and (ix) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to several important limitations and exceptions.
If the company experiences certain kinds of changes of control (as defined in the indenture), it must offer to purchase the 2031 Notes at 101% of the principal amount of the 2031 Notes, plus accrued and unpaid interest, if any. In addition, if the company sells assets under certain circumstances, it must apply the proceeds of such asset sales towards an offer to repurchase the 2031 Notes at a price equal to par plus accrued and unpaid interest, if any.
The indenture also provides for events of default, which, if any of them occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then outstanding 2031 Notes to be due and payable immediately.
The company estimates that the interest expense on an annual basis, including the amortization of debt issuance costs, related to the 2031 Notes will be approximately $76.9 million.
Senior Secured Notes due 2027
On June 11, 2025, the company commenced the Tender Offer. The purchase price offered per $1,000 principal amount of 2027 Notes pursuant to the Tender Offer was $1,006.25, which included an early tender premium of $30.00 per $1,000 principal amount of 2027 Notes. Concurrent with the closing of the issuance of the 2031 Notes, the company paid an aggregate amount of $488.6 million, including $3.0 million of early tender premium and $5.1 million of accrued interest through June 27, 2025, to purchase $480.1 million of aggregate principal amount outstanding of the 2027 Notes tender in the Tender Offer.

On June 27, 2025, the company satisfied and discharged the indenture relating to the 2027 Notes, issued a notice of redemption for its remaining outstanding principal amount, and deposited U.S. government securities with the trustee of the 2027 Notes to cover the remaining outstanding aggregate principal amount of $4.9 million, plus accrued but unpaid interest on the 2027 Notes to be redeemed to, but not including, the redemption date.
As a result of the satisfaction and discharge, the indenture relating to the 2027 Notes ceased to be of further effect except as to rights of registration of transfer or exchange of 2027 Notes, which survive until all 2027 Notes have been canceled and the rights, protections and immunities of the trustee, as expressly provided for in the indenture relating to the 2027 Notes.
The satisfaction and discharge of the 2027 Notes resulted in a loss on debt extinguishment of $6.8 million, reported in other (expense), net, which included the write-off of unamortized debt issuance costs of $3.8 million and an early tender premium of $3.0 million paid to repurchase a portion of the 2027 Notes.
Asset Based Lending (ABL) Credit Facility
Concurrently with the issuance of the 2031 Notes, the company entered into an amendment of the company’s Amended and Restated ABL Credit Facility that extended the maturity date from October 2027 to June 2030 and modified certain other terms and covenants. The secured revolving credit facility continues to provide for revolving loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $40.0 million), with an uncommitted accordion feature provision allowing for the aggregate amount available to be increased up to $155.0 million upon the satisfaction of certain specified conditions.
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At June 30, 2025, the company had no borrowings and $8.3 million of letters of credit outstanding. Availability under the credit facility was $99.1 million, net of letters of credit issued. Any borrowings under the facility will be subject to variable interest rates.
The Amended and Restated ABL Credit Facility is subject to a springing maturity, under which the Amended and Restated ABL Credit Facility will immediately mature 91 days prior to any date on which contributions to pension funds in the United States in an amount in excess of $100.0 million are required to be paid unless the company is able to meet certain conditions, including that the company has the liquidity (as defined in the Amended and Restated ABL Credit Facility) to cash settle the amount of such pension payments, as applicable, no default or event of default has occurred under the Amended and Restated ABL Credit Facility, the company’s liquidity is above $130.0 million and the company is in compliance with the then applicable fixed charge coverage ratio on a pro forma basis.
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
At June 30, 2025, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
Pension and Postretirement Benefits
At the end of each year, the company estimates its future cash contributions to its global defined benefit pension plans based on year-end pension data, assumptions and agreements.
For the six months ended June 30, 2025, the company made cash contributions totaling $287.2 million, which included a discretionary contribution of $250 million to its U.S. defined benefit pension plans. The discretionary contribution was funded approximately through $200 million from the net proceeds of issuance of the 2031 Notes and $50 million from cash on hand. As a result, the company’s pension and postretirement liabilities and projected future required cash contributions were reduced. The company also made strategic changes to its underlying investments in its U.S. qualified defined benefit pension plans, leading to a future expected decrease in the return on plan assets to 5.0% compared to an expected return of 7.0% as of December 31, 2024.
For the remainder of 2025, the company expects to make cash contributions of approximately $55 million primarily to its U.S. defined benefit pension plans, resulting in total 2025 expected cash contributions of approximately $342 million to its global defined benefit pension plans, which are comprised of approximately $314 million for the company’s U.S. defined benefit pension plans and approximately $28 million for the company’s international defined benefit pension plans.
Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future total cash contributions to its global defined benefit pension plans of approximately $82 million in 2026, compared with previous estimate of $122 million.
For the six months ended June 30, 2024, the company made cash contributions of $10.3 million primarily to its international defined benefit pension plans. In 2024, the company made cash contributions of $21.9 million primarily to its international defined benefit pension plans.
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
The company will continue to evaluate opportunities for additional reduction of its global defined benefit pension obligations in future periods depending on overall market conditions. As a result of the company’s significant accumulated other comprehensive losses associated with its pension and postretirement plans, any future group annuity contract purchase could result in material non-cash settlement losses, if executed.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of June 30, 2025, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings is set forth in Note 12 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2024, except as follows:
The terms of the credit agreement that governs our Amended and Restated ABL Credit Facility restrict and the indenture that governs the 10.625% Senior Secured Notes due 2031 (the 2031 Notes) restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The indenture that governs the 2031 Notes contains and the credit agreement that governs our Amended And Restated ABL Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur additional indebtedness and guarantee indebtedness;
•pay dividends or make other distributions or repurchase or redeem capital stock;
•prepay, redeem or repurchase certain debt;
•issue certain preferred stock or similar equity securities;
•make loans and investments;
•sell assets;
•incur liens;
•enter into transactions with affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•consolidate, merge or sell all or substantially all of our assets.
In addition, the restrictive covenants in the credit agreement that governs our Amended and Restated ABL Credit Facility require us to maintain a minimum fixed charge coverage ratio if the availability under our Amended and Restated ABL Credit Facility falls below a specified level. Our ability to meet this financial ratio can be affected by events beyond our control, and we may be unable to meet it.
A breach of the covenants or restrictions under the indenture that govern the 2031 Notes or under the credit agreement that governs our Amended and Restated ABL Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement that governs our Amended and Restated ABL Credit Facility would permit the lenders under our Amended and Restated ABL Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our Amended and Restated ABL Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
A lowering or withdrawal of the ratings assigned to our debt securities, including the notes, by rating agencies may increase our future borrowing costs and reduce our access to capital.

As of June 30, 2025, we had $700.0 million aggregate principal amount of the 2031 Notes. Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2031 Notes. Credit ratings are not recommendations to purchase, hold or sell the notes. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the 2031 Notes. Any downgrade by Standard & Poor’s 500, Moody’s or Fitch may result in higher borrowing costs.
Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the notes is subsequently lowered or withdrawn for any reason, you may not be able to resell your notes without a substantial discount.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933, as amended).
2026 Annual Meeting of Stockholders
The Board of Directors of the company has determined to hold the company’s 2026 annual meeting of stockholders on May 1, 2026, at a time and location to set forth in the company’s notice of 2026 annual meeting and proxy statement.
Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed May 14, 2025)

3.2	Unisys Corporation Amended and Restated Bylaws, effective as of July 23, 2025 (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed July 24, 2025)

4.1
Indenture, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

4.2
Supplemental Indenture, dated June 27, 2025, among Unisys Corporation, Subsidiary Guarantors, as parties thereto, and Computershare Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

10.1
Amendment to the Unisys Corporation 2024 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix B to the registrant’s Definitive Proxy Statement on Schedule 14A filed March 24, 2025)

10.2
A&R Collateral Trust Agreement, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

10.3
Amendment No. 3 to Amended and Restated Credit Agreement, dated June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., and Bank of America, N.A., as administrative agent on behalf of the lenders party thereto. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

10.4
First Amendment to ABL Intercreditor Agreement, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., Computershare Trust Company, N.A., as collateral trustee, and Bank of America, N.A., as administrative agent on behalf of the lenders party to the ABL Credit Agreement. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

10.5
A&R Security Agreement, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

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
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: July 31, 2025	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)