Form 10-Q
period 2025-09-30
UNISYS CORP
filed 2025-11-06
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of September 30, 2025: 71,306,106

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
•achieve expected profitability or expected level of revenue from our commercial contracts;
•manage the performance and capabilities of third parties with whom we have commercial relationships;
•protect or enforce our intellectual property rights and defend against infringement claims;
•manage the business and financial risk in the completion of acquisitions or dispositions;
Legal and Regulatory
•comply with global legal and regulatory requirements;
•meet sustainability expectations, standards, and goals, or comply with sustainability regulations or laws;
•manage exposure to legal proceedings, investigations and environmental matters;
•maintain an effective system of internal controls over financial reporting and disclosure controls and procedures;

Accounting

•mitigate a decrease in the value of our assets and an impairment of goodwill or intangible assets, including an impairment during the third quarter of 2025; and
•use our net operating loss carryforwards and certain other tax attributes, which may be limited.
Other factors discussed in this report, although not listed here, also could materially affect our future results.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Services	$404.1	$414.9	$1,202.5	$1,247.8
Technology	56.1	82.1	173.1	215.2
	460.2	497.0	1,375.6	1,463.0
Costs and expenses
Cost of revenue
Services	286.9	308.9	876.6	935.9
Technology	56.1	43.1	144.3	116.2
	343.0	352.0	1,020.9	1,052.1
Selling, general and administrative	90.9	91.9	281.3	305.5
Research and development	4.8	6.5	16.5	17.5
Goodwill impairment	55.0	39.1	55.0	39.1
	493.7	489.5	1,373.7	1,414.2
Operating (loss) income	(33.5)	7.5	1.9	48.8
Interest expense	18.2	7.9	34.6	23.7
Other (expense), net	(241.2)	(8.2)	(280.2)	(159.7)
Loss before income taxes	(292.9)	(8.6)	(312.9)	(134.6)
Provision for income taxes	16.3	53.3	46.9	89.1
Consolidated net loss	(309.2)	(61.9)	(359.8)	(223.7)
Net loss attributable to noncontrolling interests	(0.3)	—	(1.3)	(0.3)
Net loss attributable to Unisys Corporation	$(308.9)	$(61.9)	$(358.5)	$(223.4)
Loss per share attributable to Unisys Corporation
Basic	$(4.33)	$(0.89)	$(5.06)	$(3.23)
Diluted	$(4.33)	$(0.89)	$(5.06)	$(3.23)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated net loss	$(309.2)	$(61.9)	$(359.8)	$(223.7)
Other comprehensive loss
Foreign currency translation	(19.4)	57.3	119.9	22.0
Pension and postretirement adjustments, net of tax of $5.0 and $(10.7) in 2025 and $(9.7) and $(5.8) in 2024	248.0	(27.9)	215.7	138.1
Total other comprehensive income	228.6	29.4	335.6	160.1
Comprehensive loss	(80.6)	(32.5)	(24.2)	(63.6)
Less comprehensive income attributable to noncontrolling interests	0.5	0.8	1.0	0.9
Comprehensive loss attributable to Unisys Corporation	$(81.1)	$(33.3)	$(25.2)	$(64.5)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$321.9	$376.5
Accounts receivable, net	404.3	467.2
Contract assets	15.3	16.0
Inventories	18.2	16.4
Prepaid expenses and other current assets	105.9	103.2
Total current assets	865.6	979.3
Properties	396.2	396.2
Less-accumulated depreciation and amortization	342.0	339.1
Properties, net	54.2	57.1
Capitalized contract costs, net	69.4	31.2
Marketable software, net	165.8	165.0
Operating lease right-of-use assets	44.9	38.4
Prepaid pension and postretirement assets	32.2	25.6
Deferred income taxes	102.8	96.6
Goodwill	193.8	247.9
Intangible assets, net	32.3	35.5
Restricted cash	8.6	14.1
Other long-term assets	174.2	181.6
Total assets	$1,743.8	$1,872.3
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$11.7	$5.0
Accounts payable	112.4	97.9
Deferred revenue	185.3	210.4
Other accrued liabilities	255.0	314.7
Total current liabilities	564.4	628.0
Long-term debt	723.2	488.2
Long-term pension and postretirement liabilities	531.0	816.4
Long-term deferred revenue	93.4	108.8
Long-term operating lease liabilities	34.4	28.9
Other long-term liabilities	82.5	71.3
Commitments and contingencies (see Note 12)
Deficit:
Common stock; Issued: September 30, 2025 - 78.0 shares and December 31, 2024 - 75.6 shares	0.8	0.8
Accumulated deficit	(2,497.6)	(2,139.1)
Treasury stock, shares at cost; September 30, 2025 - 6.7 shares and December 31, 2024 - 6.0 shares	(161.8)	(158.5)
Paid-in capital	4,782.3	4,770.6
Accumulated other comprehensive loss	(2,423.9)	(2,757.2)
Total Unisys Corporation stockholders' deficit	(300.2)	(283.4)
Noncontrolling interests	15.1	14.1
Total deficit	(285.1)	(269.3)
Total liabilities and deficit	$1,743.8	$1,872.3

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Consolidated net loss	$(359.8)	$(223.7)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Loss on debt extinguishment	7.0	—
Foreign currency losses	1.4	10.5
Employee stock compensation	12.2	16.2
Depreciation and amortization of properties	17.6	18.0
Depreciation and amortization of capitalized contract costs	11.4	18.0
Amortization of marketable software	38.3	35.7
Amortization of intangible assets	3.2	6.1
Goodwill impairment	55.0	39.1
Other non-cash operating activities	3.3	0.3
Pension and postretirement contributions	(318.2)	(21.0)
Pension and postretirement expense	286.8	171.1
Deferred income taxes, net	4.4	33.5
Changes in operating assets and liabilities:
Receivables, net and contract assets	104.2	27.9
Inventories	(1.3)	(4.9)
Other assets	(0.9)	(3.5)
Accounts payable and current liabilities	(113.5)	(76.2)
Other liabilities	4.0	11.4
Net cash (used for) provided by operating activities	(244.9)	58.5
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	2,342.1	2,285.1
Purchases of foreign exchange forward contracts	(2,305.1)	(2,279.9)
Investment in marketable software	(36.1)	(36.7)
Capital additions of properties and other assets	(22.4)	(22.2)
Other	(0.1)	(0.3)
Net cash used for investing activities	(21.6)	(54.0)
Cash flows from financing activities
Proceeds from issuance of long-term debt	700.0	—
Payments of long-term debt	(490.0)	(11.8)
Issuance costs relating to long-term debt	(14.1)	—
Cash paid for debt extinguishment	(4.2)	—
Other	(3.6)	(1.9)
Net cash provided by (used for) financing activities	188.1	(13.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.3	(5.8)
Decrease in cash, cash equivalents and restricted cash	(60.1)	(15.0)
Cash, cash equivalents and restricted cash, beginning of period	390.6	396.7
Cash, cash equivalents and restricted cash, end of period	$330.5	$381.7
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2024	$(269.3)	$(283.4)	$0.8	$(2,139.1)	$(158.5)	$4,770.6	$(2,757.2)	$14.1
Consolidated net loss	(30.6)	(29.5)		(29.5)				(1.1)
Stock-based activity	3.5	3.5	—		(2.8)	6.3
Translation adjustments	45.0	42.2					42.2	2.8
Pension and postretirement plans	(2.7)	(0.6)					(0.6)	(2.1)
Balance at March 31, 2025	$(254.1)	$(267.8)	$0.8	$(2,168.6)	$(161.3)	$4,776.9	$(2,715.6)	$13.7
Consolidated net loss	(20.0)	(20.1)		(20.1)				0.1
Stock-based activity	2.5	2.5			(0.5)	3.0
Translation adjustments	94.3	88.8					88.8	5.5
Pension and postretirement plans	(29.6)	(24.9)					(24.9)	(4.7)
Balance at June 30, 2025	$(206.9)	$(221.5)	$0.8	$(2,188.7)	$(161.8)	$4,779.9	$(2,651.7)	$14.6
Consolidated net loss	(309.2)	(308.9)		(308.9)				(0.3)
Stock-based activity	2.4	2.4				2.4
Translation adjustments	(19.4)	(18.1)					(18.1)	(1.3)
Pension and postretirement plans	248.0	245.9					245.9	2.1
Balance at September 30, 2025	$(285.1)	$(300.2)	$0.8	$(2,497.6)	$(161.8)	$4,782.3	$(2,423.9)	$15.1

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
Consolidated net (loss) income	(149.3)	(149.5)		(149.5)				0.2
Stock-based activity	4.4	4.4	0.1		(1.6)	5.9
Translation adjustments	(15.4)	(14.7)					(14.7)	(0.7)
Pension and postretirement plans	153.9	153.0					153.0	0.9
Balance at March 31, 2024	$(144.8)	$(158.6)	$0.8	$(2,095.2)	$(158.0)	$4,755.8	$(2,662.0)	$13.8
Consolidated net loss	(12.5)	(12.0)		(12.0)				(0.5)
Stock-based activity	4.5	4.5			(0.2)	4.7
Translation adjustments	(19.9)	(20.0)					(20.0)	0.1
Pension and postretirement plans	12.1	12.0					12.0	0.1
Balance at June 30, 2024	$(160.6)	$(174.1)	$0.8	$(2,107.2)	$(158.2)	$4,760.5	$(2,670.0)	$13.5
Consolidated net loss	(61.9)	(61.9)		(61.9)				—
Stock-based activity	5.2	5.2				5.2
Translation adjustments	57.3	52.2					52.2	5.1
Pension and postretirement plans	(27.9)	(23.6)					(23.6)	(4.3)
Balance at September 30, 2024	$(187.9)	$(202.2)	$0.8	$(2,169.1)	$(158.2)	$4,765.7	$(2,641.4)	$14.3

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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06), which simplifies the capitalization guidance for internal-use software costs by removing all references to software development project stages. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted on either a prospective, or retrospective or a modified transition approach. The company is currently evaluating the impact of the standard on its consolidated financial statements.
Note 3 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.4	$—	$0.4	$0.4	$—	$0.4
Interest cost	47.8	28.6	19.2	44.8	27.6	17.2
Expected return on plan assets	(57.2)	(34.6)	(22.6)	(51.6)	(29.4)	(22.2)
Amortization of prior service benefit	(1.1)	(0.6)	(0.5)	(1.2)	(0.7)	(0.5)
Recognized net actuarial loss	25.1	18.7	6.4	19.8	14.6	5.2
Settlement losses (ii)	227.7	227.7	—	—	—	—
Net periodic pension expense	$242.7	$239.8	$2.9	$12.2	$12.1	$0.1

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.1	$—	$1.1	$1.0	$—	$1.0
Interest cost	140.2	84.4	55.8	137.7	86.9	50.8
Expected return on plan assets	(152.8)	(87.2)	(65.6)	(159.8)	(94.0)	(65.8)
Amortization of prior service benefit	(3.4)	(1.9)	(1.5)	(3.5)	(1.9)	(1.6)
Recognized net actuarial loss	73.6	54.8	18.8	63.8	48.2	15.6
Settlement losses (ii)(iii)	227.7	227.7	—	132.3	132.3	—
Net periodic pension expense	$286.4	$277.8	$8.6	$171.5	$171.5	$—

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other (expense), net in the consolidated statements of income (loss).

(ii) In September 2025, the company purchased a group annuity contract, with plan assets, for approximately $316 million to transfer projected benefit obligations related to approximately 3,150 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $227.7 million for both the three and nine months ended September 30, 2025.

(iii) In March 2024, the company purchased a group annuity contract, with plan assets, for approximately $195 million to transfer projected benefit obligations related to approximately 3,800 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $132.3 million for the nine months ended September 30, 2024.

During the nine months ended September 30, 2025, the company made cash contributions of $317.2 million to its global defined benefit pension plans including a discretionary contribution of $250 million to its U.S. defined benefit pension plans. The discretionary contribution was funded in the second quarter of 2025 with approximately $200 million from the net proceeds of the 10.625% Senior Secured Notes due 2031, and $50 million from cash on hand. See Note 11 for additional details on the issuance and use of the net proceeds of the 10.625% Senior Secured Notes due 2031.

For the remainder of 2025, the company expects to make cash contributions of approximately $24 million primarily to its U.S. defined benefit pension plans. This will result in total expected cash contributions for 2025 of approximately $342 million to the company’s global defined benefit pension plans, including approximately $309 million to the company’s U.S. defined benefit pension plans and approximately $33 million primarily to the company’s international defined benefit pension plans.
During the nine months ended September 30, 2024, the company made cash contributions of $17.6 million primarily to its international defined benefit pension plans. In 2024, the company made cash contributions of $21.9 million primarily to its international defined benefit pension plans.
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
Net periodic postretirement benefit expense (income) is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost(i)	$—	$—	$0.1	$0.1
Interest cost	0.6	0.6	1.8	1.8
Expected return on assets	—	—	(0.1)	(0.1)
Recognized net actuarial gain	(0.5)	(0.8)	(1.6)	(2.3)
Amortization of prior service benefit	0.1	0.1	0.2	0.1
Net periodic postretirement benefit expense (income)	$0.2	$(0.1)	$0.4	$(0.4)

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $3 million to its postretirement benefit plan in 2025. In 2024, the company made cash contributions of $5.2 million to its postretirement benefit plan. For the nine months ended September 30, 2025 and 2024, the company made cash contributions of $1.0 million and $3.4 million, respectively.
Note 4 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units (RSUs) may be granted to officers, directors and other key employees.
As of September 30, 2025, the company has granted restricted stock and RSUs under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2025 and 2024, the company recorded $12.2 million and $16.2 million of share-based restricted stock and RSU compensation expense, respectively.
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

A summary of restricted stock and RSU activity for the nine months ended September 30, 2025 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2024	5,705	$6.26
Granted (i)	3,810	4.47
Vested	(2,441)	6.41
Forfeited and expired	(460)	5.51
Outstanding at September 30, 2025	6,614	4.78
(i) Awards granted during the nine months ended September 30, 2025 were time-based conditions awards.
The aggregate weighted-average grant-date fair value of restricted stock and RSUs granted during the nine months ended September 30, 2025 and 2024 was $16.1 million and $19.3 million, respectively. The fair value of awards with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation.
As of September 30, 2025, there was $16.2 million of total unrecognized compensation cost related to outstanding restricted stock and RSUs granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. The aggregate weighted-average grant-date fair value of restricted stock and RSUs vested during the nine months ended September 30, 2025 and 2024 was $15.7 million and $13.2 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and RSUs are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and RSUs.
Note 5 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pension and postretirement expense (i)	$(242.5)	$(11.7)	$(285.6)	$(170.0)
Loss on debt extinguishment	(0.2)	—	(7.0)	—
Foreign exchange gains (losses) (ii)	(3.7)	2.1	(1.4)	(10.5)
Interest income (iii)	4.7	5.5	16.0	17.3
Other, net (iv)	0.5	(4.1)	(2.2)	3.5
Total other (expense), net	$(241.2)	$(8.2)	$(280.2)	$(159.7)
(i) Pension and postretirement expense includes $227.7 million of a U.S. pension settlement loss for both the three and nine months ended September 30, 2025 and $132.3 million of a U.S. pension settlement loss for the nine months ended September 30, 2024. See Note 3.
(ii) Foreign exchange gains (losses) include gains (losses) from remeasuring cash, receivables, payables and intercompany balances denominated in foreign currencies, as well as gains (losses) on foreign exchange forward contracts. Additionally, these amounts include gains (losses) related to the substantial completion of liquidation of certain foreign subsidiaries. In the third quarter of 2025, the company ceased its use of foreign currency forward contracts. See Note 9 for details on the company’s foreign exchange forward contracts.
(iii) Interest income relates primarily to interest earned from cash and short-term investments.
(iv) Other, net generally consists of environmental costs related to previously disposed businesses and other miscellaneous items.

Note 6 - Income Taxes
For the three and nine months ended September 30, 2025, the provision for income taxes was $16.3 million and $46.9 million, respectively, primarily driven by the geographic distribution of income. For the three and nine months ended September 30, 2025, the effective tax rate was (5.6)% and (15.0)%, respectively, primarily driven by non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax, and U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance.
For the three and nine months ended September 30, 2024, the provision for income taxes was $53.3 million and $89.1 million, respectively, primarily driven by a provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings and the geographic distribution of income. For the three and nine months ended September 30, 2024, the effective tax rate was (619.8)% and (66.2)%, respectively, primarily driven by the change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries, non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax, and U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance. The effective tax rate for the three and nine months ended September 30, 2024 was also impacted by an additional valuation allowance of $7.4 million in United Kingdom.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of September 30, 2025, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. It is at least reasonably possible that the company’s judgment about the need for, and level of, existing valuation allowances could change in the near term based on changes in objective evidence such as further sustained income or loss in certain jurisdictions, as well as the other factors discussed above, primarily in certain jurisdictions outside of the United States. As such, the company will continue to monitor income levels and mix among jurisdictions, potential changes to the company’s operating and tax model, and other legislative or global developments in its determination. It is reasonably possible that such changes could result in a material impact to the company’s valuation allowance within the next 12 months. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Under U.S. tax law, distributions from foreign subsidiaries to U.S. stockholders are generally exempt from taxation. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. The company is no longer asserting indefinite reinvestment of earnings of certain foreign subsidiaries. At September 30, 2025 and December 31, 2024, the related deferred tax liability was $30.6 million and $27.7 million, respectively, which is included in other long-term liabilities on the company’s consolidated balance sheets.
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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The company does not anticipate any material impact to our financial statements, due to the valuation allowance in the U.S., and no material permanent tax differences are expected. The company continues to assess the impact of these new provisions on the company’s consolidated financial statements for future reporting periods.
Note 7 - Loss Per Share
The following table provides the calculations for the company’s earnings (loss) per common share attributable to Unisys Corporation (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(308.9)	$(61.9)	$(358.5)	$(223.4)
Weighted average shares	71,301	69,357	70,889	69,112
Basic loss per common share	$(4.33)	$(0.89)	$(5.06)	$(3.23)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(308.9)	$(61.9)	$(358.5)	$(223.4)
Weighted average shares	71,301	69,357	70,889	69,112
Plus incremental shares from assumed vesting of employee stock plans	—	—	—	—
Adjusted weighted average shares	71,301	69,357	70,889	69,112
Diluted loss per common share	$(4.33)	$(0.89)	$(5.06)	$(3.23)

Anti-dilutive restricted stock units(i)	2,362	1,976	2,711	1,960

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
Net contract assets (liabilities) are as follows:

	September 30, 2025	December 31, 2024
Contract assets - current	$15.3	$16.0
Contract assets - long-term(i)	4.7	6.0
Deferred revenue - current	(185.3)	(210.4)
Deferred revenue - long-term	(93.4)	(108.8)

(i) Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized that was included in deferred revenue at the beginning of the period	$44.8	$33.7	$174.8	$171.5

Capitalized Contract Costs
The company’s capitalized contract costs, net include the following:

	September 30, 2025	December 31, 2024
Deferred commissions, net	$7.5	$7.2
Costs to fulfill a contract, net	16.8	12.9
Other capitalized assets, net	45.1	11.1
Total capitalized contract costs, net	$69.4	$31.2
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
The remaining balance of capitalized contract costs, net is comprised of fixed assets and software used in connection with certain client contracts. At September 30, 2025, other capitalized assets, net includes $35.7 million of finance lease right-of-use assets related to a client contract. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy.
For the three months ended September 30, 2025 and 2024, amortization expense related to capitalized contract costs assets, net was $3.9 million and $5.4 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense related to capitalized contract costs assets, net was $11.4 million and $18.0 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (i) contracts with an original expected length of one year or less and (ii) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2025, the company had approximately $0.9 billion of remaining performance obligations of which approximately 11% is estimated to be recognized as revenue by the end of 2025, 34% by the end of 2026, 28% by the end of 2027, 19% by the end of 2028 and 8% thereafter.
Note 9 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. In the third quarter of 2025, the company ceased its use of foreign currency forward contracts.
At September 30, 2025, there is no remaining notional amount of these contracts and at December 31, 2024, the notional amount was $501.3 million. These foreign exchange forward contracts, generally had maturities of three months or less, and were not designated as hedging instruments. The fair value of these forward contracts was based on quoted prices for similar but not identical financial instruments; as such, the inputs were considered Level 2 inputs.
The following table summarizes the fair value of the company’s foreign exchange forward contracts.

December 31, 2024
Balance Sheet Location
Prepaid expenses and other current assets	$0.1
Other accrued liabilities	9.5
Total fair value	$(9.4)

The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statement of Income Location
Other (expense), net	$(7.5)	$16.6	$46.4	$(0.4)
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.625% senior secured notes due January 15, 2031	$686.6	$745.1	$—	$—
6.875% senior secured notes due November 1, 2027	$—	$—	$481.6	$471.3
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
The net carrying value of goodwill by reporting unit was as follows:

	Total	DWS	CA&I	ECS
Balance at December 31, 2024 (i)	$247.9	$101.3	$54.5	$92.1
Goodwill impairment	(55.0)	(55.0)	—	—
Translation adjustments	0.9	0.9	—	—
Balance at September 30, 2025	$193.8	$47.2	$54.5	$92.1
(i) Cloud, Applications & Infrastructure Solutions (CA&I) and Enterprise Computing Solutions (ECS) reporting units’ goodwill balances were reclassified as of December 31, 2024 to conform with the current period reporting units’ presentation. There was no change to the Digital Workplace Solutions (DWS) goodwill amount. See Note 15 for additional information on the changes to the company’s operating and reportable segments.
Goodwill is presented net of accumulated impairment losses of $94.1 million and $39.1 million as of September 30, 2025 and December 31, 2024, respectively, attributable to the DWS reporting unit. For the three and nine months ended September 30, 2025, the company recognized an impairment loss of $55.0 million on goodwill associated with the DWS reporting unit. For the three and nine months ended September 30, 2024, the company recognized an impairment loss of $39.1 million on goodwill associated with the DWS reporting unit.

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
During the third quarter of 2025, the company reviewed its estimated long term expected future cash flows for the DWS reporting unit as operating results were below estimated forecast due to the impact of the slower pace of client signings driven by industry and macro-economic dynamics. Based on this, the company concluded that a triggering event existed and conducted a quantitative goodwill assessment for its reporting unit as of September 30, 2025.
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
Based on the goodwill impairment analysis performed during the third quarter of 2025, the carrying value of the DWS reporting unit exceeded its respective fair value, resulting in the recognition of a goodwill impairment charge of $55.0 million for the three and nine months ended September 30, 2025.
Based on the annual impairment analysis performed during the fourth quarter of 2024, the CA&I reporting unit had a 10% excess of fair value over book value, including goodwill.
It is possible that future changes in such circumstances or in the inputs and assumptions used in estimating the fair value of the reporting units could require the company to record an additional non-cash impairment charge.
Intangible Assets, Net
Intangible assets, net at September 30, 2025, consists of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$10.0	$—
Customer relationships (i)	54.2	22.0	32.2
Marketing (i)	1.3	1.2	0.1
Total	$65.5	$33.2	$32.3
(i) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended September 30, 2025 and 2024, amortization expense was $1.1 million and $1.5 million, respectively. For the nine months ended September 30, 2025 and 2024, amortization expense was $3.2 million and $6.1 million, respectively.

The future amortization relating to acquired intangible assets at September 30, 2025, was estimated as follows:

Future Amortization Expense
Remainder of 2025	$1.1
2026	4.0
2027	4.0
2028	4.0
2029	4.0
Thereafter	15.2
Total	$32.3
Note 11 - Debt
Long-term debt is comprised of the following:

	September 30, 2025	December 31, 2024
10.625% senior secured notes due January 15, 2031 (Face value of $700.0 million less unamortized issuance costs of $13.5 million at September 30, 2025)(i)	$686.6	$—
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $3.4 million at December 31, 2024)(i)	—	481.6
Finance leases	40.0	2.8
Other debt	8.3	8.8
Total	734.9	493.2
Less – current maturities	11.7	5.0
Total long-term debt	$723.2	$488.2

(i) See Note 9 for the fair value of the notes.
Senior Secured Notes due 2031
In June 2025, the company completed a private placement offering of $700.0 million aggregate principal amount of its 10.625% Senior Secured Notes due 2031 (the 2031 Notes). The 2031 Notes will pay interest semiannually on January 15 and July 15, commencing on January 15, 2026, and will mature on January 15, 2031, unless earlier repurchased or redeemed by the company. The 2031 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc., each a Delaware corporation that is directly or indirectly wholly owned by the company (the Subsidiary Guarantors). The net proceeds from the issuance of the 2031 Notes, together with cash on hand, were used to finance the company’s tender offer to purchase for cash any and all of its outstanding 6.875% Senior Secured Notes due November 1, 2027 (the 2027 Notes) and solicitation of consents from holders of the 2027 Notes to amendments to the indenture governing the 2027 Notes (the Tender Offer) and the payment of related premiums, fees and expenses. The company also used the net proceeds from the issuance of the 2031 Notes to redeem, on or about November 1, 2025, any 2027 Notes that remained outstanding following the Tender Offer, as explained under the Senior Secured Notes due 2027 section below, and to fund, together with cash on hand, a portion of the company’s U.S. defined benefit pension plans deficit and postretirement liabilities. See Note 3 for additional details on the discretionary contribution to the company’s U.S. defined benefit pension plans.
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
The company may, at its option, redeem some or all of the 2031 Notes at any time on or after January 15, 2028, at a redemption price determined in accordance with the redemption schedule set forth in the indenture relating to the 2031 Notes, plus accrued and unpaid interest, if any.
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
Interest expense related to the 2031 Notes is comprised of the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Contractual interest coupon	$18.6	$19.4
Amortization of issuance costs	0.6	0.6
Total	$19.2	$20.0
Senior Secured Notes due 2027
As of December 31, 2024, the company had $485.0 million aggregate principal amount outstanding of the 2027 Notes. Interest on the 2027 Notes was payable semi-annually on May 1 and November 1. On June 11, 2025, the company commenced the Tender Offer. The purchase price offered per $1,000 principal amount of 2027 Notes pursuant to the Tender Offer was $1,006.25, which included an early tender premium of $30.00 per $1,000 principal amount of 2027 Notes. Concurrent with the closing of the issuance of the 2031 Notes, the company paid an aggregate amount of $488.6 million, including $3.0 million of early tender premium and $5.5 million of accrued interest and other expenses through June 27, 2025, to purchase $480.1 million of aggregate principal amount outstanding of the 2027 Notes tender in the Tender Offer.
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
The satisfaction and discharge of the 2027 Notes resulted in a loss on debt extinguishment of $7.0 million for the nine months ended September 30, 2025, reported in other (expense), net, which included $4.0 million in unamortized debt issuance costs write-off and other expenses and an early tender premium of $3.0 million paid to repurchase a portion of the 2027 Notes.
Interest expense related to the 2027 Notes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest coupon	$—	$8.3	$16.3	$25.0
Amortization of issuance costs	—	0.3	0.6	0.9
Total	$—	$8.6	$16.9	$25.9
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
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2025, the company had no borrowings and $9.5 million of letters of credit outstanding. Availability under the credit facility was $90.6 million, net of letters of credit issued.
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
The Amended and Restated ABL Credit Facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and Unisys AP Investment Company I, each of which is a U.S. corporation that is directly or indirectly owned by the company (the subsidiary guarantors) and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of Bank of America, N.A., as agent for the lenders under the credit facility.
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
At September 30, 2025, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.

Note 12 - Litigation and Contingencies
The company is involved in a wide range of lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. Further, given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations, threat actors and heightened client expectations and demands, the company and its clients have been and will continue to be subject to actions or proceedings in various jurisdictions. These matters can involve a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2025, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2025, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $99 million.
On December 3, 2024, Unisys reached a settlement in the case of Unisys Corp. v. Gilbert, et al. pending in the Eastern District of Pennsylvania. The litigation sought damages from Atos, a competitor, and former employees, alleging theft of Unisys trade secrets and confidential information. This settlement for $40 million allowed the company to avoid the costs and uncertainties associated with prolonged litigation and reinforces the value of Unisys’s intellectual property. The company received payment of $15 million as of December 31, 2024 and the remaining amount of $25 million was received during the third quarter of 2025. The company believes that this settlement was in the best interest of its stockholders and resolved the ongoing litigation in a favorable manner.
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

Environmental Matters
As of September 30, 2025, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $22 million, of which $3 million is reported in other accrued liabilities and $19 million in other long-term liabilities on the company’s consolidated balance sheets. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of September 30, 2025, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheets. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Note 13 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Postretirement Plans
Balance at December 31, 2024	$(2,757.2)	$(984.7)	$(1,772.5)
Other comprehensive income (loss) before reclassifications	63.0	115.6	(52.6)
Amounts reclassified from accumulated other comprehensive loss	270.3	(2.7)	273.0
Current period other comprehensive income	333.3	112.9	220.4
Balance at September 30, 2025	$(2,423.9)	$(871.8)	$(1,552.1)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Translation adjustments:
Adjustment for substantial completion of liquidation of certain foreign subsidiaries(i)	$—	$(0.7)	$(2.7)	$1.0
Pension and postretirement plans(ii):
Amortization of prior service benefit	(0.9)	(0.9)	(2.7)	(2.8)
Amortization of actuarial losses	23.9	18.5	70.0	59.9
Settlement losses	208.7	—	208.7	125.5
Total before tax	231.7	16.9	273.3	183.6
Income tax	(1.0)	(0.8)	(3.0)	(2.4)
Total reclassifications for the period	$230.7	$16.1	$270.3	$181.2

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic pension and postretirement cost (see Note 3).

Note 14 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for:
Income taxes, net of refunds	$57.2	$40.0
Interest	$22.8	$18.2
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$321.9	$376.5
Restricted cash	8.6	14.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$330.5	$390.6
Cash and cash equivalents subject to contractual restrictions, and are therefore not readily available, are classified as restricted cash. At September 30, 2025, the company maintains cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
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

The following tables present certain financial information by reportable segments:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2025
Revenue	$438.9	$125.3	$180.4	$133.2
Cost of revenue	321.6	105.0	145.0	71.6
Gross profit	$117.3	$20.3	$35.4	$61.6

Three Months Ended September 30, 2024
Revenue	$474.3	$130.9	$189.4	$154.0
Cost of revenue	326.4	109.6	152.5	64.3
Gross profit	$147.9	$21.3	$36.9	$89.7

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2025
Revenue	$1,316.3	$382.0	$542.2	$392.1
Cost of revenue	954.1	321.4	433.8	198.9
Gross profit	$362.2	$60.6	$108.4	$193.2
Nine Months Ended September 30, 2024
Revenue	$1,391.0	$395.3	$571.7	$424.0
Cost of revenue	980.3	333.6	458.1	188.6
Gross profit	$410.7	$61.7	$113.6	$235.4
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment revenue	$438.9	$474.3	$1,316.3	$1,391.0
Other revenue	21.3	22.7	59.3	72.0
Total consolidated revenue	$460.2	$497.0	$1,375.6	$1,463.0
Presented below is a reconciliation of total segment gross profit to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment gross profit	$117.3	$147.9	$362.2	$410.7
Other gross profit	(0.1)	(2.9)	(7.5)	0.2
Total gross profit	117.2	145.0	354.7	410.9
Selling, general and administrative expense	(90.9)	(91.9)	(281.3)	(305.5)
Research and development expense	(4.8)	(6.5)	(16.5)	(17.5)
Goodwill impairment	(55.0)	(39.1)	(55.0)	(39.1)
Interest expense	(18.2)	(7.9)	(34.6)	(23.7)
Other (expense), net	(241.2)	(8.2)	(280.2)	(159.7)
Total loss before income taxes	$(292.9)	$(8.6)	$(312.9)	$(134.6)

Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$180.2	$210.3	$561.6	$627.0
United Kingdom	52.6	60.4	167.2	175.7
Other foreign	227.4	226.3	646.8	660.3
Total	$460.2	$497.0	$1,375.6	$1,463.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended September 30, 2025, the company reported net loss attributable to Unisys Corporation of $308.9 million, or $4.33 per diluted share, compared with a loss of $61.9 million, or $0.89 per diluted share, for the three months ended September 30, 2024. The net loss for the three months ended September 30, 2025 included a U.S. pension plan settlement loss net of tax of $227.7 million. Additionally, the net loss for the three months ended September 30, 2025 and 2024 included goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the Digital Workplace Solutions (DWS) reportable segment.
For the nine months ended September 30, 2025, the company reported net loss attributable to Unisys Corporation of $358.5 million, or $5.06 per diluted share, compared with a loss of $223.4 million, or $3.23 per diluted share, for the nine months ended September 30, 2024. The net loss for the nine months ended September 30, 2025 and 2024 included U.S. pension plan settlement losses net of tax of $227.7 million and $132.3 million, respectively, and goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the DWS reportable segment.
In September 2025, the company purchased a group annuity contract, with plan assets, for approximately $316 million to transfer projected benefit obligations related to approximately 3,150 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $227.7 million for the three and nine months ended September 30, 2025.
Results of operations
Company results
Three months ended September 30, 2025 compared with the three months ended September 30, 2024
Revenue for the three months ended September 30, 2025 was $460.2 million compared with $497.0 million for the three months ended September 30, 2024, a decrease of 7.4% from the prior-year period. Foreign currency fluctuations had a 2 percentage-point positive impact on revenue in the current period compared with the prior-year period. The decrease was primarily driven by the timing of software license renewals.
License and Support (L&S) represents software license and related support services, primarily ClearPath Forward®, within the company's Enterprise Computing Solutions (ECS) segment. Software license renewals tend to be significant and impactful to revenue and gross profit based on timing, which can fluctuate considerably from quarter to quarter. For the three months ended September 30, 2025, L&S revenue was $83.0 million compared to $104.5 million for the three months ended September 30, 2024, a decrease of 20.6%. The decrease was primarily driven by the timing of software license renewals.
Excluding License and Support (Ex-L&S) measures exclude revenue, gross profit and gross profit margin in connection with software license and related support services within the ECS segment. Ex-L&S revenue for the three months ended September 30, 2025 was $377.2 million compared with $392.5 million for the three months ended September 30, 2024, a decrease of 3.9%. The decrease was primarily driven by lower volume with clients in the DWS and Cloud, Applications & Infrastructure Solutions (CA&I) reportable segments.
Revenue from international operations for the three months ended September 30, 2025 was $280.0 million compared with $286.7 million for the three months ended September 30, 2024, a decrease of 2.3%. Foreign currency had a 3 percentage-point positive impact on international revenue in the current period compared with the prior-year period. Revenue from U.S. operations for the three months ended September 30, 2025 was $180.2 million compared with $210.3 million for the three months ended September 30, 2024, a decrease of 14.3%.
During the three months ended September 30, 2025, the company recognized net cost-reduction charges of $1.0 million related to workforce reductions, which were comprised of: (i) a charge of $1.6 million for severance costs and (ii) a credit of $0.6 million for changes in estimates.
During the three months ended September 30, 2024, the company recognized net cost-reduction charges and other costs of $1.6 million. The net charges related to workforce reductions was $2.0 million and was comprised of: (i) a charge of $2.5 million for severance costs and (ii) a credit of $0.5 million for changes in estimates. The company recorded a net credit of $0.4 million comprised of a credit of $0.7 million for net foreign currency gains related to exiting foreign countries and a charge of $0.3 million for other expenses related to other cost-reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,
(In millions)	2025	2024
Cost of revenue	$(0.6)	$1.4
Selling, general and administrative	0.8	0.9
Research and development	0.8	—
Other (expense), net	—	(0.7)
Total	$1.0	$1.6
Gross profit and gross profit margin were $117.2 million and 25.5% in the three months ended September 30, 2025, respectively, compared with $145.0 million and 29.2% for the three months ended September 30, 2024, respectively. The decrease was primarily driven by the timing of software license renewals.
Ex-L&S gross profit and gross profit margin for the three months ended September 30, 2025 were $70.2 million and 18.6%, respectively, compared with $70.3 million and 17.9% for the three months ended September 30, 2024, respectively.
Selling, general and administrative expense in the three months ended September 30, 2025 was $90.9 million (19.8% of revenue) compared with $91.9 million (18.5% of revenue) for the three months ended September 30, 2024.
Research and development expense for the three months ended September 30, 2025 and 2024 was $4.8 million and $6.5 million, respectively.
For the three months ended September 30, 2025, the company reported an operating loss of $33.5 million compared with an operating profit of $7.5 million in the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, operating (loss) profit included goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the DWS reportable segment (see Note 10 of the Notes to Consolidated Financial Statements for details on the goodwill impairment).
Interest expense for the three months ended September 30, 2025 and 2024 was $18.2 million and $7.9 million, respectively. The increase was primarily due to increased long-term debt balance and higher interest rate following the issuance of $700.0 million aggregate principal amount of 10.625% Senior Secured Notes due 2031 (the 2031 Notes) in June 2025.
Other (expense), net was expense of $241.2 million for the three months ended September 30, 2025 compared with expense of $8.2 million for the three months ended September 30, 2024. Other (expense), net for the three months ended September 30, 2025 included a U.S. pension plan settlement loss of $227.7 million. See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended September 30, 2025 was $292.9 million, compared with a loss of $8.6 million for the three months ended September 30, 2024. The loss before income taxes for the three months ended September 30, 2025 included a U.S. pension plan settlement loss of $227.7 million. Additionally, for the three months ended September 30, 2025 and 2024, loss before income taxes included goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the DWS reportable segment.
The provision for income taxes was $16.3 million for the three months ended September 30, 2025 compared with a provision of $53.3 million for the three months ended September 30, 2024. The change in the tax provision was primarily driven by the geographic distribution of income and the prior year provision included a provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings. The effective tax rate for the three months ended September 30, 2025 and 2024 was (5.6)% and (619.8)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax and the prior year change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries.

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
The net loss attributable to Unisys Corporation for the three months ended September 30, 2025 was $308.9 million, or $4.33 per diluted share, compared with a net loss of $61.9 million, or $0.89 per diluted share, for the three months ended September 30, 2024. The net loss for the three months ended September 30, 2025 included a U.S. pension plan settlement loss net of tax of $227.7 million and a goodwill impairment charge of $55.0 million related to the DWS reportable segment. For the three months ended September 30, 2024, net loss attributable to Unisys Corporation included a goodwill impairment charge of $39.1 million related to the DWS reportable segment and a tax provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings.
Nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
Revenue for the nine months ended September 30, 2025 was $1,375.6 million compared with $1,463.0 million for the nine months ended September 30, 2024, a decrease of 6.0% from the prior-year period. The decrease was primarily due to the timing of software license renewals and lower volume with clients. Foreign currency fluctuations had a negligible impact on revenue in the current period compared with the prior-year period.
For the nine months ended September 30, 2025, L&S revenue was $241.7 million compared to $279.8 million for the nine months ended September 30, 2024, a decrease of 13.6%. The decrease was primarily driven by the timing of software license renewals.
Ex-L&S revenue for the nine months ended September 30, 2025 was $1,133.9 million compared with $1,183.2 million for the nine months ended September 30, 2024, a decrease of 4.2%. The decrease was primarily driven by lower volume with clients in the DWS and CA&I segments.
Revenue from international operations for the nine months ended September 30, 2025 was $814.0 million, compared with $836.0 million for the nine months ended September 30, 2024, a decrease of 2.6% from the prior-year period. Foreign currency had a 1 percentage-point negative impact on international revenue in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024. Revenue from U.S. operations for the nine months ended September 30, 2025 was $561.6 million, compared with $627.0 million for the three months ended September 30, 2024, a decrease of 10.4% from the prior-year period.
During the nine months ended September 30, 2025, the company recognized net cost-reduction charges and other costs of $3.0 million. The net charges related to workforce reductions were $2.2 million and were comprised of: (i) a charge of $6.8 million for severance costs and (ii) a credit of $4.6 million for changes in estimates. The company recorded net charges of $0.8 million comprised of a charge of $3.2 million for an asset write-off, a charge of $0.3 million for other expenses related to cost-reduction efforts and a net credit of $2.7 million for net foreign currency gains related to exiting foreign countries.
During the nine months ended September 30, 2024, the company recognized net cost-reduction charges and other costs of $8.5 million. The net charges related to workforce reductions were $7.9 million and were comprised of: (i) a charge of $12.2 million for severance costs and (ii) a credit of $4.3 million for changes in estimates. The company recorded a net charge of $0.6 million comprised of a charge of $1.0 million for net foreign currency losses related to exiting foreign countries and a net credit of $0.4 million for changes in estimates related to other cost-reduction efforts.

The charges (credits) were recorded in the following statement of income (loss) classifications:

	Nine Months Ended September 30,
(In millions)	2025	2024
Cost of revenue	$4.5	$2.8
Selling, general and administrative	0.4	3.6
Research and development	0.8	1.1
Other (expense), net	(2.7)	1.0
Total	$3.0	$8.5
Gross profit and gross profit margin were $354.7 million and 25.8% in the nine months ended September 30, 2025, respectively, compared with $410.9 million and 28.1% in the nine months ended September 30, 2024, respectively. The decrease was primarily driven by the decrease in revenue previously discussed.
Ex-L&S gross profit and gross profit margin for the nine months ended September 30, 2025 were $204.1 million and 18.0%, respectively, compared with $215.7 million and 18.2% for the nine months ended September 30, 2024, respectively.
Selling, general and administrative expense in the nine months ended September 30, 2025 was $281.3 million (20.4% of revenue) compared with $305.5 million (20.9% of revenue) in the prior-year period. The decrease was primarily driven by lower expense due to realized benefits from the company’s previous cost reduction actions and reduced professional services expense.
Research and development expense for the nine months ended September 30, 2025 and 2024 was $16.5 million and $17.5 million, respectively.
For the nine months ended September 30, 2025, the company reported an operating profit of $1.9 million compared with an operating profit of $48.8 million for the prior-year period. For the nine months ended September 30, 2025 and 2024, operating profit included goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the DWS reportable segment.
Interest expense for the nine months ended September 30, 2025 was $34.6 million compared with $23.7 million for the nine months ended September 30, 2024. The increase was primarily due to increased long-term debt balance and higher interest rate following the issuance of $700.0 million aggregate principal amount of the 2031 Notes in June 2025.
Other (expense), net was expense of $280.2 million for the nine months ended September 30, 2025 compared with expense of $159.7 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, other (expense), net included U.S. pension plan settlement losses of $227.7 million and $132.3 million, respectively. Additionally, for the nine months ended September 30, 2025, other (expense), net included a loss on debt extinguishment of $7.0 million related to the repurchase, satisfaction and discharge of the 6.875% Senior Secured Notes due 2027 (the 2027 Notes). See Note 5 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the nine months ended September 30, 2025 was $312.9 million compared with a loss of $134.6 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, the loss before income taxes included U.S. pension plan settlements losses of $227.7 million and $132.3 million, respectively, and goodwill impairment charges of $55.0 million and $39.1 million, respectively. Additionally, the loss before income taxes for the nine months ended September 30, 2025 included a loss on debt extinguishment of $7.0 million related to the repurchase, satisfaction and discharge of the 2027 Notes.
The provision for income taxes was $46.9 million for the nine months ended September 30, 2025 compared with a provision of $89.1 million for the nine months ended September 30, 2024. The change in the tax provision was driven by the geographic distribution of income and the prior year provision included a provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings. The effective tax rate for the nine months ended September 30, 2025 and 2024 was (15.0)% and (66.2)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax and the prior year change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2025 was $358.5 million, or $5.06 per diluted share, compared with a net loss of $223.4 million, or $3.23 per diluted share, for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the net loss attributable to Unisys Corporation included a U.S. pension plan settlement loss net of tax of $227.7 million, a goodwill impairment charge of $55.0 million and a loss on debt extinguishment of $7.0 million related to the repurchase, satisfaction and discharge of the 2027 Notes. For the nine months ended September 30, 2024, the net loss attributable to Unisys Corporation included a U.S. pension plan settlement loss net of tax of $132.3 million, a goodwill impairment charge of $39.1 million and tax provision of $29.0 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings.
The following table represents Ex-L&S and L&S financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for numbers presented as percentages)	2025	2024	2025	2024
L&S revenue	$83.0	$104.5	$241.7	$279.8
Ex L&S revenue	377.2	392.5	1,133.9	1,183.2
Total revenue	$460.2	$497.0	$1,375.6	$1,463.0

L&S gross profit	$47.0	$74.7	$150.6	$195.2
Ex-L&S gross profit	70.2	70.3	204.1	215.7
Total gross profit	$117.2	$145.0	$354.7	$410.9

L&S gross profit percent	56.6%	71.5%	62.3%	69.8%
Ex-L&S gross profit percent	18.6%	17.9%	18.0%	18.2%
Total gross profit percent	25.5%	29.2%	25.8%	28.1%
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

Three months ended September 30, 2025 compared with the three months ended September 30, 2024
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Three Months Ended September 30, 2025
Revenue	$438.9	$125.3	$180.4	$133.2
Gross profit percent	26.7%	16.2%	19.6%	46.2%

Three Months Ended September 30, 2024
Revenue	$474.3	$130.9	$189.4	$154.0
Gross profit percent	31.2%	16.3%	19.5%	58.2%
DWS revenue was $125.3 million for the three months ended September 30, 2025 and $130.9 million for the three months ended September 30, 2024, a decrease of 4.3%. The decrease in revenue was primarily driven by lower volume with clients, partially offset by revenue from new business with both new and existing clients. Foreign currency fluctuations had a 2 percentage-point positive impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 16.2% in the current period compared with 16.3% in the prior-year period.
CA&I revenue was $180.4 million for the three months ended September 30, 2025 and $189.4 million for the three months ended September 30, 2024, a decrease of 4.8%. The decrease in revenue was primarily driven by lower volume with clients in the public sector. Foreign currency fluctuations had a 2 percentage-point positive impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 19.6% in the current period compared with 19.5% in the prior-year period.
ECS revenue was $133.2 million for the three months ended September 30, 2025 and $154.0 million for the three months ended September 30, 2024, a decrease of 13.5%. Foreign currency fluctuations had a negligible impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 46.2% in the current period compared with 58.2% in the prior-year period. The decrease in revenue and gross profit percent was primarily driven by the timing of software license renewals.
Nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Nine Months Ended September 30, 2025
Revenue	$1,316.3	$382.0	$542.2	$392.1
Gross profit percent	27.5%	15.9%	20.0%	49.3%

Nine Months Ended September 30, 2024
Revenue	$1,391.0	$395.3	$571.7	$424.0
Gross profit percent	29.5%	15.6%	19.9%	55.5%
DWS revenue was $382.0 million for the nine months ended September 30, 2025 and $395.3 million for the nine months ended September 30, 2024, a decrease of 3.4%. The decrease in revenue was primarily driven by lower volume with clients, partially offset by revenue from new business with new and existing clients, as compared to the prior-year period. Foreign currency fluctuations had a negligible impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 15.9% in the current period compared with 15.6% in the prior-year period.
CA&I revenue was $542.2 million for the nine-months ended September 30, 2025 and $571.7 million for the nine months ended September 30, 2024, a decrease of 5.2%. The decrease in revenue was primarily driven by lower volume with clients in the public sector. Foreign currency fluctuations had a negligible impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 20.0% in the current period compared with 19.9% in the prior-year period.

ECS revenue was $392.1 million for the nine months ended September 30, 2025 and $424.0 million for the nine months ended September 30, 2024, a decrease of 7.5%. Foreign currency fluctuations had a 1 percentage-point negative impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 49.3% in the current period compared with 55.5% in the prior-year period. The decrease in revenue and gross profit was primarily driven by the timing of software license renewals.
Total Contract Value and Backlog
Total Contract Value (TCV) represents the initial estimated revenue related to contracts signed in the period without regard for early termination or revenue recognition rules. Changes to contracts and scope are treated as TCV only to the extent of the incremental new value. New Business TCV represents TCV attributable to expansion and new scope for existing clients and new logo contracts. L&S TCV is driven by software license renewals, and as such, changes in timing or terms of renewals can lead to fluctuations from period to period. Measuring TCV involves the use of estimates and judgments and the extent and timing of conversion of TCV to revenue may be impacted by, among other factors, the types of services and solutions sold, contract duration, the pace of client spending, actual volumes of services delivered as compared to the volumes anticipated at the time of contract signing, and contract modifications, including, without limitation, contract nullification and termination, over the lifetime of a contract.
Backlog represents the estimated amount of future revenue to be recognized under contracted work, which has not yet been delivered or performed. The timing of conversion of backlog to revenue may be impacted by, among other factors, the timing of execution, the extension, nullification or early termination of existing contracts with or without penalty, adjustments to estimates in pricing or volumes for previously included contracts, seasonality and foreign currency exchange rates.
The following table summarizes the company’s TCV metrics.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except numbers presented as percentages)	2025	2024	% Change	2025	2024	% Change
Ex-L&S New Business (i)	$124	$174	(29)%	$583	$573	2%
Ex-L&S Renewals	230	96	140%	572	321	78%
L&S Renewals	61	92	(34)%	131	300	(56)%
Total TCV	$415	$362	15%	$1,286	$1,194	8%
(i) New Business relates to expansion and new scope for existing clients and new logo contracts.
For the three months and nine ended September 30, 2025, total TCV was $415 million and $1.3 billion, respectively, an increase of 15% and 8%, respectively, compared to the prior-year periods. The increase in both periods was primarily driven by the timing of renewals.
Backlog was $2.83 billion as of September 30, 2025 compared to $2.80 billion as of September 30, 2024.
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
Cash and cash equivalents at September 30, 2025 were $321.9 million compared to $376.5 million at December 31, 2024.
As of September 30, 2025, $221.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-quarter of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. At September 30, 2025, the deferred tax liability on undistributed earnings was $30.6 million. Transfers of international cash and cash equivalents to the U.S. will require the company to pay withholding or other taxes on a portion of the amount transferred. At September 30, 2025, the company maintained cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During the nine months ended September 30, 2025, cash used for operations was $244.9 million compared to cash provided by operations of $58.5 million during the nine months ended September 30, 2024, primarily driven by cash contributions to the company's defined benefit pension plans, including a discretionary contribution of $250 million to its U.S. defined benefit pension plans.
Cash used for investing activities during the nine months ended September 30, 2025 was $21.6 million compared to cash used for investing activities of $54.0 million during the nine months ended September 30, 2024. Net proceeds of foreign exchange forward contracts were $37.0 million for the nine months ended September 30, 2025 compared with net proceeds of $5.2 million in the prior-year period. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the third quarter of 2025, the company ceased its use of foreign currency forward contracts. In the current period, the investment in marketable software was $36.1 million compared with $36.7 million in the prior-year period and capital additions of properties and other assets were $22.4 million compared with $22.2 million in the prior-year period.
Cash provided by financing activities during the nine months ended September 30, 2025 was $188.1 million compared to cash used for financing activities of $13.7 million during the nine months ended September 30, 2024, primarily driven by the net proceeds received from the issuance of the 2031 Notes, partially offset by the repurchase, satisfaction and discharge of the 2027 Notes, both of which are described below.
At September 30, 2025, total debt was $734.9 million compared to $493.2 million at December 31, 2024. The increase in total debt as of September 30, 2025, is primarily due to the issuance of the 2031 Notes, partially offset by the repurchase, satisfaction and discharge of the 2027 Notes.
Senior Secured Notes due 2031
In June 2025, the company completed a private placement offering of $700.0 million aggregate principal amount of the 2031 Notes. The 2031 Notes will pay interest semiannually on January 15 and July 15, commencing on January 15, 2026. The 2031 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc., each a Delaware corporation that is directly or indirectly wholly owned by the company (the Subsidiary Guarantors). The net proceeds from the issuance of the 2031 Notes, together with cash on hand, were used to finance the company’s tender offer to purchase for cash any and all of its outstanding 2027 Notes and solicitation of consents from holders of the 2027 Notes to amendments to the indenture governing the 2027 Notes (the Tender Offer) and the payment of related premiums, fees and expenses. The company also used the net proceeds from the issuance of the 2031 Notes to redeem, on or about November 1, 2025, any 2027 Notes that remained outstanding following the Tender Offer, as explained under the Senior Secured Notes due 2027 section below, and to fund, together with cash on hand a portion of the company’s U.S. defined benefit pension plans deficit and postretirement liabilities.
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
The company may, at its option, redeem some or all of the 2031 Notes at any time on or after January 15, 2028, at a redemption price determined in accordance with the redemption schedule, plus accrued and unpaid interest, if any.
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
Senior Secured Notes due 2027
On June 11, 2025, the company commenced the Tender Offer. The purchase price offered per $1,000 principal amount of 2027 Notes pursuant to the Tender Offer was $1,006.25, which included an early tender premium of $30.00 per $1,000 principal amount of 2027 Notes. Concurrent with the closing of the issuance of the 2031 Notes, the company paid an aggregate amount of $488.6 million, including $3.0 million of early tender premium and $5.5 million of accrued interest through June 27, 2025, to purchase $480.1 million of aggregate principal amount outstanding of the 2027 Notes tender in the Tender Offer.
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
The satisfaction and discharge of the 2027 Notes resulted in a loss on debt extinguishment of $7.0 million, reported in other (expense), net, which included $4.0 million in unamortized debt issuance costs write-off and other expenses and an early tender premium of $3.0 million paid to repurchase a portion of the 2027 Notes.
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
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2025, the company had no borrowings and $9.5 million of letters of credit outstanding. Availability under the credit facility was $90.6 million, net of letters of credit issued. Any borrowings under the facility will be subject to variable interest rates.
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
The Amended and Restated ABL Credit Facility is guaranteed by Unisys Holding Corporation, Unisys NPL, Inc. and Unisys AP Investment Company I, each of which is a U.S. corporation that is directly or indirectly owned by the company (the subsidiary guarantors) and any future material domestic subsidiaries. The facility is secured by the assets of the company and the subsidiary guarantors, other than certain excluded assets, under a security agreement entered into by the company and the subsidiary guarantors in favor of Bank of America, N.A., as agent for the lenders under the credit facility.

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
At September 30, 2025, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
Pension and Postretirement Benefits
In September 2025, the company purchased a group annuity contract, with plan assets, for approximately $316 million to transfer projected benefit obligations related to approximately 3,150 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $227.7 million for both the three and nine months ended September 30, 2025. This annuity contract purchase transaction is the first step in the company's plan to reduce approximately $600 million of U.S. qualified defined benefit pension plan liabilities through the end of 2026.
At the end of each year, the company estimates its future cash contributions to its global defined benefit pension plans based on year-end pension data, assumptions and agreements.
For the nine months ended September 30, 2025, the company made cash contributions totaling $317.2 million, which included a discretionary contribution of $250 million to its U.S. defined benefit pension plans. The discretionary contribution was funded in the second quarter of 2025 with approximately $200 million from the net proceeds of issuance of the 2031 Notes and $50 million from cash on hand. As a result, the company’s pension and postretirement liabilities and projected future required cash contributions were reduced. The company also made strategic changes to its underlying investments in its U.S. qualified defined benefit pension plans, leading to a future expected decrease in the return on plan assets to 4.9% compared to an expected return of 7.0% as of December 31, 2024.
For the remainder of 2025, the company expects to make cash contributions of approximately $24 million primarily to its U.S. defined benefit pension plans. This will result in total expected cash contributions for 2025 of approximately $342 million to the company’s global defined benefit pension plans, including approximately $309 million to the company’s U.S. defined benefit pension plans and approximately $33 million primarily to the company’s international defined benefit pension plans.
Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future total cash contributions to its global defined benefit pension plans of approximately $78 million in 2026.
For the nine months ended September 30, 2024, the company made cash contributions of $17.6 million primarily to its international defined benefit pension plans. In 2024, the company made cash contributions of $21.9 million primarily to its international defined benefit pension plans.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of September 30, 2025, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings is set forth in Note 12 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, except as follows:
Impairment of goodwill has negatively impacted our results of operations. If goodwill or intangible assets are further or fully impaired in the future, our results of operations will be negatively impacted even further.
On an annual basis, and whenever circumstances arise, we review goodwill and intangible assets for impairment. The impairment test is based on several factors, estimates and assumptions, including macroeconomic conditions, industry and market considerations, overall financial performance, market capitalization and relevant entity-specific events. Significant changes to these factors could impact the assumptions used in calculating the fair value of goodwill or intangible assets and may indicate potential impairment. As described in Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, during the quarter ended September 30, 2025, we determined that a triggering event had occurred and therefore performed a quantitative goodwill impairment test for the Digital Workplace Solutions reporting unit. As a result, we recorded a goodwill impairment charge of $55.0 million for the three months ended September 30, 2025. We will continue to conduct an impairment analysis of our goodwill and intangible assets on an annual basis, as well as whenever there are events or changes in circumstances (triggering events), which indicate that the carrying amount may not be recoverable. We could be required to record additional impairment charges in the future if any recoverability assessments reflect estimated fair values that are less than the recorded values of our reporting units. Further impairments of our goodwill or intangible assets would adversely affect our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933, as amended).
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
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: November 6, 2025	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)