Form 10-K
period 2025-12-31
UNISYS CORP
filed 2026-02-25
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
Aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $300.4 million.
The amount shown is based on the closing price of Unisys Common Stock as reported on the New York Stock Exchange composite tape on June 30, 2025. Voting stock beneficially held by officers and directors is not included in the computation. However, Unisys Corporation has not determined that such individuals are “affiliates” within the meaning of Rule 405 under the Securities Act of 1933.
Number of shares of Unisys Common Stock, par value $.01, outstanding as of January 31, 2026: 71,312,019
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Unisys Corporation’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs, include, but are not limited to those discussed in the “Risk Factors” (Part I, Item 1A of this Form 10-K), as summarized below, our ability to:
Business and Operating
•maintain our installed base and sell new solutions and related services;
•grow revenue, expand profit margin and generate sufficient cash flows in our businesses;
•effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry;
•manage cybersecurity incidents, security incidents and breaches and other disruptions in our IT systems;
•adapt to the adverse effects of volatile, negative or uncertain economic, geopolitical and political conditions, as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases;
•work with government and public sector clients and additional risks inherent in the government contracting and public sector environment;
•respond to the potential adverse effects of aggressive competition;
•attract, retain, and develop skilled employees to align with global client demand and retain and develop strong leaders;
•achieve expected profitability or expected level of revenue from our commercial contracts;
•manage the pricing, performance and capabilities of third parties with whom we have commercial relationships;
•meet our underfunded defined benefit pension plan obligations;
•maintain our credit rating or access financing markets;
•comply with the terms of the credit agreement that governs the Amended and Restated Asset Based Lending Credit Facility and the 10.625% Senior Secured Notes due 2031 indenture;
•protect or enforce our intellectual property rights and defend against infringement claims;
•adapt to an evolving international trade and tariff environment;
•manage the business and financial risk in the completion of acquisitions or dispositions;
Legal and Regulatory
•comply with global legal and regulatory requirements;
•manage the legal risks related to artificial intelligence and other machine learning technology that are integrated into our services and solutions;
•manage exposure to legal proceedings, investigations, compliance and environmental matters;
•meet global sustainability standards and expectations, achieve our sustainability goals and comply with sustainability laws and regulations;
•maintain an effective system of internal controls over financial reporting and disclosure controls and procedures;

Accounting
•mitigate a decrease in the value of our assets and an impairment of goodwill or intangible assets; and
•use our net operating loss carryforwards and certain other tax attributes.

PART I
ITEM 1. BUSINESS
General
Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology (IT) solutions company that powers breakthroughs for the world’s leading organizations. We transform and manage infrastructure, data, software, applications, devices and workflows that power enterprises, financial institutions and public sector organizations around the world. Our clients rely on us to help solve many of their toughest business and technology challenges in highly complex, regulated, and heterogeneous environments. Our solutions and services are provided through global delivery capabilities, which allows us to execute large-scale, rapid technology migration, and modernization projects to create breakthroughs and outcomes that matter for our clients. From our origins dating back to 1873 through the formation of Unisys in 1986, we have built a legacy of innovation and a reputation of trust.
In recent decades, enterprise and government interactions with customers, suppliers, employees, and citizens have shifted increasingly to digital channels. Cloud computing, artificial intelligence (AI), automation, and soon, quantum computing, have pushed the required pace of innovation and led to a proliferation of data. At the same time, organizations face rising costs and complexity of managing IT infrastructure, data, security, and compliance while integrating new technologies. We have a long track record of helping clients navigate technological change and architecting innovative solutions that simplify and accelerate digital transformation.
Our Market
The market in which we operate is broad and rapidly evolving, encompassing a wide range of technologies, services, and solutions aimed at helping organizations improve their operations and achieve their business objectives. Organizations across the globe are harnessing technology to reimagine their business models and create competitive advantages. In addition to technical proficiency, our clients look to us for industry-specific expertise to help maximize the impact of their technology investments.
We believe our portfolio of solutions is aligned with the secular trends shaping demand in the areas of the market we serve. We regularly benchmark our solutions with the help of industry-recognized third parties who, along with feedback from clients, help us to ensure that we maintain alignment to market trends.
IT Complexity
Organizations are increasingly reliant on the IT estate to achieve critical business and organizational outcomes. A well-built IT estate provides the foundation for an organization to maximize returns on technology investments while simultaneously reducing risk and minimizing disruptions that have potentially far-reaching competitive, operational, and reputational impacts. The accelerating pace of innovation throughout the technology stack, increasing regulation, growing technical debt and skill gaps, and evolving threat landscapes make maintaining and evolving the IT estate more complex. At the same time, emerging technologies, such as generative AI and agentic AI, are laying the foundations for a growing “digital workforce.” To remain competitive, clients increasingly must develop and execute on digital transformation roadmaps that incorporate integrating the “digital workforce” throughout their organization. In the context of these stakes and complexities, leveraging external expertise of IT service providers to advance and manage the IT estate is of increasing strategic importance and allows clients to focus on their core businesses.
Hybrid Multi-Cloud Infrastructure
Enterprises are increasingly adopting a hybrid multi-cloud strategy often leveraging a combination of public, private and SaaS clouds based on business and security needs, type of applications and cost considerations. By adopting strategic hybrid architectures, companies can better align technology investments with business objectives while mitigating risks associated with over-dependence on any single environment and creating cost effective landing zones for evolving workloads. Hybrid multi-cloud environments offer speed, flexibility and new technology adoption but also introduce governance, workforce, financial and operational complexities. Navigating these challenges requires strong cloud governance, upskilled talent and dynamic cost controls. As artificial intelligence and digital initiatives continue to advance, businesses must focus on enabling rapid adoption of hybrid multi-cloud strategies as a foundation to achieve these goals. Doing so requires deep expertise to manage and operate at scale, including competency in the latest private and public cloud best practices, alongside expertise in more traditional IT infrastructure (e.g., data centers, servers and networking hardware) as more companies evaluate repatriation of cloud workloads within their hybrid multi-cloud strategies. We believe the breadth of our IT infrastructure experience and capabilities position us as a key partner as clients embrace a balanced, hybrid approach to IT infrastructure.

Experience
Citizens increasingly expect a digital experience when engaging government services such as voter registration, tax filing and application processes for licenses, permits, visas or passports. Governments and law enforcement agencies are also seeking to automate processes, leverage data to make better decisions and improve transparency and data sharing. Similarly, customers, employees, suppliers and partners expect a digital experience when interacting with enterprises. Enterprise IT organizations must continually evaluate and integrate new technologies, applications, and tools and modernize their existing infrastructure, data, and applications to meet these expectations. Doing so requires broad and deep expertise in hybrid multi-cloud infrastructure, application development and management, and systems integration that is difficult to maintain in-house and makes external IT solutions providers ever more integral to delivering on experience expectations.
Agentic Artificial Intelligence
The evolution of AI is moving beyond the confines of Generative AI and deep reasoning toward the emerging paradigm of agentic AI. Unlike traditional models that focus on generating content or solving simple problems in isolation, agentic AI introduces autonomous, goal-driven systems capable of planning, reasoning, and acting within dynamic environments to solve complex problems. These agents rely on iterative AI inference to execute advanced decision-making with contextual adaptability, enabling them to execute multi-step tasks, collaborate with other systems, and respond intelligently to unforeseen challenges. This shift represents a critical leap toward AI systems that are not just reactive but proactive, paving the way for applications in areas such as autonomous operations, personalized digital assistants, and complex enterprise workflows. We expect rapidly developing effective AI agents and strategically applying them to business processes to accelerate growth or reduce costs will become critical for our clients to compete in their markets. Doing so will require the ability to effectively maintain and structure the right enterprise data, curate knowledge, reinforce learning, and allow for humans in the loop. As a result, we expect agentic AI to be an important demand driver for IT advisory, engineering and managed services to support agentic AI workloads in the coming years.
Enterprise Computing
The anticipated surge in AI and large language model (LLM) workloads is driving unprecedented demand for more complex computing infrastructure and data accessibility. As organizations scale their AI initiatives, the computational intensity required for training and inference of advanced models far exceeds traditional IT capabilities. High-performance computing (HPC) systems, equipped with specialized accelerators and optimized architectures, are becoming essential to handle massive datasets, complex algorithms, and real-time processing needs. This trend is reshaping enterprise technology strategies, pushing investments toward GPU clusters, distributed computing frameworks, and HPC solutions to ensure scalability, efficiency, and competitive advantage in an AI-driven economy.
Security
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
Our Solutions
We provide our global clients with advice and essential capabilities to architect, develop, modernize, implement, integrate the technologies and execute the complex workflows that power their organizations. Our offerings are delivered on a standalone basis or through integrated solutions that may incorporate proprietary Unisys capabilities, managed services and/or technology from our alliance partners, a trusted network of leading technology, software and services companies with whom we collaborate.
In January 2025, we changed our organizational structure to better align our portfolio of solutions to more effectively address evolving client needs and take further advantage of the synergies across our reportable segments. The business processing solutions, which were reported within Other Solutions, have been integrated into the Enterprise Computing Solutions (ECS) and Cloud, Applications & Infrastructure Solutions (CA&I) reportable segments. Additionally, our application development and modernization capabilities, which were reported within ECS, have been operationally centralized within CA&I.
Our organizational structure aligns with our clients’ evolving needs, reflected in three reportable segments:
•Digital Workplace Solutions
•Cloud, Applications & Infrastructure Solutions

•Enterprise Computing Solutions
Digital Workplace Solutions (DWS)
We help clients empower their workforce, and improve productivity, performance, and collaboration through end-to-end IT support from the data center to the edge. We deploy, integrate, service and manage workplace devices and hardware and the software applications that run on them. Our solutions include Next-Generation Service Desk for responsive automated or remote support, Field Services for support requiring physical assistance by a field technician, Unified Endpoint Management, Device Subscription Services and Experience-as-a-Service (XaaS) for predicting issues and proactively fixing them. Our solutions leverage data, analytics, and artificial intelligence to create a seamless workplace technology experience for employees and drive business outcomes, including improved operational efficiency, and workforce transformation.
For many DWS solutions, we seek to augment Service Level Agreements for XaaS with Experience Level Agreements (XLAs), a commercial framework that incorporate metrics related to employee experience in determining price. We believe XLAs can be a powerful tool for achieving business outcomes such as reclaiming employee time, reducing support costs, optimizing hardware and software management, and better aligning employee and customer experience.
Our DWS offerings include:
•Next-Generation Service Desk. Our solution for front-end IT support services provided by virtual or human agents and typically in response to IT support requests generated by an end user. Our Service Experience Accelerator (SEA) is our technology framework for delivery, harnessing generative and agentic AI, service data, analytics, and intelligent workflow automation to provide highly automated and hyper-personalized omnichannel support (phone, email, chat and self-service portals) within a client’s trusted network. Proactive AI-driven automation resolves common issues, reduces downtime, and continuously updates the knowledge base for agents and users. Augmented reality and remote assist capabilities enable rapid resolution of complex problems, while data-driven insights optimize service delivery. Next-Generation Service Desk adapts to user personas, supports expanded business functions beyond IT, and is powered by SEA for seamless process and knowledge management. Service desk engagements also integrate Enterprise Service Management offerings related to IT support operations, Service Management platforms, centralized service catalogues, automation libraries and complex enterprise workflows.
•Field Services. Our in-person IT support solutions and services delivered through our global network of field service engineers and technicians that allow us to provide reliable, rapid, and skilled onsite support. We offer field services for installing, managing, upgrading, servicing, and repairing devices and technology equipment utilized by front-line and hybrid workers. Field services can be delivered within a broader technology transformation, as first level support for complex or highly specialized technology, or as next level support for issues escalated from service desk. We have and continue to make significant investments in the technology and tooling necessary to create and sustain a comprehensive global field organization and are training technicians continuously on the latest in new technology such as liquid cooling, state of the art storage, and GPU-enabled endpoints to ensure alignment to client demands.
•Unified Endpoint Management (UEM). Our solution for managing the security and technology stacks of devices connecting to our client’s network. Our UEM offering centralizes the deployment, configuration, security, and monitoring of all workplace devices, and the software and applications running on them. We provide UEM for devices extending beyond laptops to meeting rooms, kiosks, signage, and frontline equipment. The solution simplifies and automates device management and leverages AI-driven analytics, real-time monitoring, and automated remote updates. UEM enhances security, optimizes software licensing, and boosts workforce productivity. It delivers comprehensive coverage, continuous threat detection, and actionable insights, ensuring devices remain secure, compliant with policies, and highly available. This holistic approach lowers total cost of ownership, improves compliance, and empowers IT teams to proactively manage and optimize every endpoint in the digital workplace.
•Device Subscription Services (DSS). Our modern, subscription-based solution that streamlines procurement, deployment, security, and lifecycle management for enterprise devices. Taking devices to end-of-life is highly complex and involves forecasting demand, negotiating with original equipment manufacturers (OEMs), planning and financing purchases, distributing, configuring and securing devices including geofencing and tracking throughout the supply chain. Our DSS solution combines hardware and specialized managed services for the entire lifecycle of workplace devices, often integrating with IT support services such as XaaS, Field Services, and UEM and involving close collaboration with clients to forecast demand. DSS leverages our direct relationships with OEMs and supply chain expertise, our service delivers globally procured, custom-configured devices with flexible subscriptions and embedded security policies. AI-driven telemetry and real-time dashboards ensure proactive health monitoring, seamless support, and predictive analytics for optimal device refresh and swaps. This unified approach integrates hardware, software, and field services, providing operational resilience, financial predictability, and scalable global coverage across complex global fleets.

•Experience-as-a-Service (XaaS). Our comprehensive managed service to monitor IT support activity and device performance in order to proactively identify and remediate IT problems impacting productivity, collaboration, and satisfaction and improve the overall employee experience. This solution ultimately aims to deflect future tickets and avoid escalation of issues to next-level support. XaaS continuously monitors performance of devices, applications, and other workplace technology using digital experience monitoring tools. The central Experience Management Office platform takes in device telemetry and uses AI-powered and predictive analytics to both identify recurring problems and predict future problems before they occur. Insights are translated into optimized self-healing automations or actions to remediate issues and ensure a consistent and positive employee experience.
Cloud, Applications & Infrastructure Solutions (CA&I)
We continuously optimize the evolving hybrid infrastructure and multi-cloud terrain, transform enterprise applications workflows, and enhance security across technology estates. Our solutions accelerate multi-cloud adoption and help our clients leverage the flexibility and efficiency of the cloud to deliver business growth. We protect compute and operating environments via our security solutions and services. Our in-house developers also design and build customized enterprise applications that address our clients’ needs with long-term support to manage and evolve applications over time. Effective January 2025, our application development and modernization capabilities, which were previously reported within ECS, have been operationally centralized within CA&I.
Our CA&I solutions include:
•Application Development and Managed Services. Our services for designing, developing, modernizing, and managing applications. We partner with clients to shape and implement application strategies that drive modernization and agility. Our engineering capabilities transform application layers and reduce technical debt by re-designing, re-building, and re-architecting legacy applications using cloud-ready frameworks, secure Application Programming Interface (APIs), and AI-driven engineering. We also build bespoke, cloud-native applications, custom engineer and implement partner software. and integrate core application systems. Beyond development and transformation, we provide application managed services with rigorous compliance controls, round-the-clock monitoring, proactive diagnostics, and omnichannel support. This comprehensive approach simplifies operations and reduces ownership costs while enhancing user experience and application performance.
•Hybrid Multi-Cloud Transformation and Managed Services. Our services for transforming, unifying, and managing complex IT infrastructure ecosystems across public cloud, private cloud, and on-premises environments. We offer transformation services for migrating applications and workloads to secure, scalable cloud environments, helping clients embrace digital change. We also repatriate workloads to on-premise environments that enhance client control of data, security, and costs. Our hybrid multi-cloud managed services unify the management of fragmented IT infrastructure environments, ensuring compliance and operational resilience. We leverage automation and artificial intelligence to streamline operations and to continuously monitor and enhance infrastructure security and performance. We utilize Intelligent Operations to deliver enterprise-grade service management spanning cloud operations, AI operations, security operations, and finance operations. Our vendor-neutral frameworks and proprietary automation tools provide agility and scalability, while expert teams tailor solutions for regulated industries.
•Security Managed Services. Our Security Managed Services safeguard applications, data, and infrastructure against evolving cyber threats with a proactive, outcome-driven approach. We deliver 24x7 monitoring, detection, and response by combining proprietary technologies, automation, and expert analysis with leading security platforms. Our solutions simplify compliance across hybrid and multi-cloud environments and integrate AI-led operations for predictive threat modeling and anomaly detection. With deep integration and industry-specific overlays, we strengthen security posture, reduce risk, and enable organizations to focus on core objectives while maintaining regulatory compliance. We deploy trusted expertise in the form of client security officers and client security engineers with deep industry knowledge to ensure outcomes and align client and industry demands.
Enterprise Computing Solutions (ECS)
We deliver proprietary and hybrid compute capabilities in the cloud and on-premises that drive mission critical workloads, securely, at a scale, for leading entities in financial services, travel and transportation, healthcare and life sciences, and public sector entities worldwide. We extend value through services to operate and manage these environments and the application workloads that run on them. We use industry expertise to create data-intensive, AI-enabled solutions to provide next-level business outcomes in the industries we serve. We classify our solutions within ECS as either “License and Support” or “Specialized Services and Next-Gen Compute.”
Our License and Support solutions include ClearPath® Forward and other Unisys IP-related licenses and associated support services.

•ClearPath Forward. A flexible collection of Unisys proprietary core software operating systems, products, and platforms for secure, high-intensity transaction processing at scale. ClearPath Forward is delivered as an integrated stack of software that is designed to run in a variety on premise and cloud environments. We also offer value-added solutions that enable clients’ AI and digital transformation journeys utilizing the valuable data in their ClearPath Forward platforms. Data Exchange is the data integration software for structuring and extracting data for clients’ various AI pursuits. A/B suite and ePortal enable applications transformation and user interface modernization. These solutions and their related service offerings enable clients to realize the maximum value for their ClearPath Forward investments. Unisys’ ClearPath Forward 2050 strategy represents a long-term commitment from Unisys to evolving our platforms solutions and expert services to ensure clients can continue to operate their most critical business applications and processes for decades to come.
Renewal contracts for ClearPath Forward operating systems typically include components related to ongoing support services and may also include components related to value-added products and hardware or integrated systems sales. ClearPath Forward operating system term license revenue is typically recognized in full at the point-in-time of contract renewal. Contract structure typically includes consumption limits that, when exceeded, may generate incremental revenue related to excess consumption or result in a client pursuing a renewal prior to the end of the license term. Revenue related to hardware or integrated systems is recognized when control transfers to the client, which typically occurs upon delivery, or upon client acceptance if contractually required, and support revenue is recognized over the contract term.
Our Specialized Services and Next-Gen Compute solutions include:
•Managed Services. We provide the services to execute the mission-critical, scalable workloads that clients rely on for their most important core business processes. These include services to configure, test, install, manage or modernize ClearPath Forward integrated systems, software, and infrastructure. We also provide consulting to train client employees on our software and systems, as well as technical consulting and development related to ClearPath Forward application builds and expansion of client application layers.
•Next-Generation Computing. Taking advantage of our long history of expertise in providing the most scalable, reliable computing environment to enterprises globally, we help clients explore and diversify computing capabilities in areas including high-performance computing to optimize workload execution in diverse environments including public cloud, private cloud, on-premises, and as-a-service consumption. We also offer managed services for quantum and high-performance computing infrastructure. As clients work to generate value at scale from their data-centric AI investments, we provide expertise on where best to execute and manage workloads depending on the desired outcome. These outcomes vary, from most cost-efficient execution, to fastest completion, to partial workload execution or fragmentation of a complex query.
•Industry Solutions. We offer integrated, AI-driven business process solutions that help organizations optimize and extend critical operations such as payment and loan processing. Leveraging deep regulatory expertise and advanced automation, Unisys offers full lifecycle management of critical business processes, handling everything from check capture and fraud mitigation to end-to-end loan processing and compliance. The model features flexible delivery, robust auditability, and scalable operations, supported by the company’s experience in banking and financial services. We also offer a suite of Unisys industry applications tailored for specific industries in which our ECS clients operate such as travel and transportation and financial services. We continue to invest in modernizing and developing high-value applications that utilize our blend of industry, data, and computing expertise and experience applying emerging technologies to industry-specific business processes and workflows.
Go-to-Market
We market our solutions and products primarily through a direct sales force and a central marketing department focused on increasing awareness and visibility for our portfolio of solutions and services, including managing our relationships with industry analysts and advisors who can influence client decisions. Over the past year, we have seen greater momentum with clients, partners, and industry analysts and advisors, supported by the progress we’ve made in applying AI to enhance our solutions and delivery quality and efficiency. This progress and growing recognition are reflected in higher win rates on competitive opportunities, expanded relationships across nearly all our major renewals, and broader acknowledgment in analyst and advisor evaluations that shape market visibility. Complementing our direct sales force, we leverage a select group of resellers and alliance partners to market our solution and services portfolio. In some cases, we may jointly develop integrated solutions with our partners that we directly or jointly sell to our clients.
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

In alignment with our strategic objectives, our commission structure supports collaboration and cross-selling across our global client teams and is based on a combination of individual targets that drive key business outcomes, including revenue growth with existing clients and prospects, improved delivery efficiency and in-year revenue generation.
Our Clients
We deliver valuable outcomes through advanced IT solutions and services to some of the largest commercial and public sector clients around the world. Our public sector clients primarily consist of U.S. state and local and a variety of non-U.S. governments and agencies, as well as global not-for-profit organizations. Overall, our commercial clients are well-diversified across sectors. However, certain of our enterprise computing and business process solutions have a more concentrated client base, particularly in the areas of travel and transportation, financial services and healthcare. In 2025, no single client accounted for more than 10% of our revenue.
Our Strategy
Our primary objective is to increase the value we create for our clients to support our financial objectives of improving our revenue growth, profitability and free cash flow. To achieve this, we are sharpening our client and industry insights to anticipate needs and trends, defining output-based solutions that deliver measurable results, and advancing the skills of our workforce to ensure we remain at the forefront of innovation. In that spirit, we evolve our solutions and services to enable clients to make breakthroughs, optimize processes, and further our mission to grow through their successes. Our efforts include continually developing, evolving, and upskilling our global workforce, as well as strengthening our ecosystem of strategic alliance partners to deliver mission critical IT operations and support.
In addition to innovating and continually upskilling our global talent and partnerships, we are executing against six key strategic imperatives:
•Land and Expand. Our go-to-market strategy involves landing initial engagements with prospective clients and subsequently expanding our relationships across additional solutions, segments and geographies to fortify client relationships. Initial engagements may be shorter-term projects or advisory work with accelerated paths to value or longer-term recurring managed service contracts. These engagements allow our employees to build client trust and an understanding of each client’s organization, technology systems, operational challenges and objectives. Our focus on high-quality delivery and business outcomes supports our renewal rates and efforts to expand the volume and scope of services and solutions we provide to our clients.
•Addressable Market Growth. We aim to expand the breadth and depth of our solution portfolio to address an increased portion of the IT services market, focused on high-growth or margin opportunities in each segment. These efforts include organic and inorganic investment, talent acquisition and alliance partner expansion overlaid by an industry approach. In addition to our large enterprise and government clients, we are also focused on expanding our market share with mid-sized clients. We believe our breadth of solutions, industry expertise, expanding partner ecosystem and agile delivery model position us to fill skills gaps and simplify digital transformation at scale for mid-size clients often underserved by larger market competitors.
•Solution Development. Our approach to solution development draws from our expertise in solution integration and orchestration, in-house development capabilities and industry expertise, and the tools and technologies of our alliance partners. Continually evolving each of these key solution development components is important to architect outcome-based or industry-relevant solutions. Where possible, we aim to develop and utilize standard architectures that can be deployed and scaled efficiently across our segments and client base, while retaining flexibility and variability to meet specific client needs. Increasingly, we are embedding AI throughout our solutions and development, and investing to capitalize on AI-driven demand for core managed services and adjacencies.
•Alliance Partners. Our partner ecosystem enables collaborative innovation and development of joint solutions and services that enhance the performance, cost controls and competitive advantages our clients can achieve. We collaborate to build, market and co-sell with this global network of partners spanning leading technology, software and services companies. We also provide systems integration, software implementation and custom engineering services in collaboration with specialized software and technology partners within specific industries. As the technology landscape changes, we seek to develop, maintain and expand our ecosystem of trusted partners with whom we jointly build, market and co-sell value-added solutions so we can bring cutting-edge solutions and services to our clients and proactively address their most relevant challenges.
•Delivery Optimization. Our solutions and services are supported by our delivery capabilities, which provide comprehensive, mission-critical services that address the evolving needs of our clients who operate in complex, highly regulated industries worldwide. We aim to continuously improve service to maximize value for clients. These efforts are focused on driving delivery efficiency by adopting emerging technologies, increasing automation, centralization and standardization capabilities to achieve economies of scale, and optimizing the composition and geographic distribution of our workforce.
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
Patents, Trademarks and Licenses
As of January 31, 2026, Unisys owned over 360 active U.S. patents and over 25 active patents granted in seven non-U.S. jurisdictions. These patents cover systems and methods related to a wide variety of technologies, including, but not limited to, information security, cloud computing, virtualization, database encryption/management and user interfaces. We have granted licenses covering both single patents and particular groups of patents, to others. Likewise, we have active licensing agreements granting us rights under patents owned by other entities. Our business is not materially dependent upon any single patent, patent license or related group thereof.
Unisys also maintained 17 U.S. trademark and service mark registrations, and over 240 additional trademark and service mark registrations in thirty-eight non-U.S. jurisdictions as of January 31, 2026. These marks are valuable assets used on or in connection with our services and products, and as such are actively monitored and protected by Unisys and its agents.
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
Total Contract Value (TCV) and Backlog
TCV represents the initial estimated revenue related to contracts signed in the period without regard for early termination or revenue recognition rules. Changes to contracts and scope are treated as TCV only to the extent of the incremental new value. Measuring TCV involves the use of estimates and judgments and the extent and timing of conversion of TCV to revenue may be impacted by, among other factors, the types of services and solutions sold, contract duration, the pace of client spending, actual volumes of services delivered as compared to the volumes anticipated at the time of contract signing, and contract modifications, including, without limitation, contract nullification and termination, over the lifetime of a contract. At December 31, 2025, TCV was $2,207 million, compared to $1,946 million at December 31, 2024.
Backlog represents the estimated amount of future revenue to be recognized under contracted work, which has not yet been delivered or performed. Conversion of backlog to revenue may be impacted by, among other factors, execution timing, the extension, nullification or early termination of existing contracts with or without penalty, adjustments to estimates in pricing or volumes, seasonality and foreign currency exchange rates. At December 31, 2025, backlog was $3.16 billion, compared to

$2.84 billion at December 31, 2024. Approximately $1.11 billion (35%) of 2025 backlog is expected to be converted to revenue in 2026.
Human Capital
People
Unisys employees continue to be the foundation of the value we deliver to our clients and stockholders. Their disciplines and expertise reach every significant area of the IT estate that drives our clients’ innovations and breakthroughs. Through excellence in engineering, automation, customer service, and technical proficiency on both proprietary and client systems, our employees consistently add value for our clients. When considering the burgeoning value of AI in the market, our employees continue to develop their skills, creating tangible value by embedding AI across Unisys solutions and client environments, thereby driving outcomes that matter most to our clients. At December 31, 2025, Unisys employed approximately 15,000 professionals across the globe, of which 4,200 were located in India, 2,300 were located in the United States and 8,500 were located in other countries around the world.
Culture
At Unisys, we support our employees in every phase of their career. We aspire to build on a winning culture where our employees are encouraged to challenge themselves and others. This is achieved through frequent engagement, a robust talent management strategy, a strong focus on total wellbeing and an ongoing commitment to a holistic environment. Our employees quickly realize that Unisys is invested in their growth and success.
We are focused on having a workforce that reflects the communities in which we live and serve. Unisys dedicates time and resources to enhance these communities through programs that involve employees’ participation in improving various aspects of life in their home communities.
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
Engagement
We are committed to enhance our employees’ experiences through continued engagement and creativity on the work that we do in behalf of our clients. To better understand employee satisfaction and organizational culture, we survey our employees throughout the year to gather critical feedback. The results provide transparent feedback that helps us continually improve our workplace environment. We consistently have good employee participation in these surveys, with a 73% participation rate in 2025.
Developing and Retaining our Talent
Retaining our employees is crucial to our success. We recognize and value the growth of our employees by promoting continuous learning and professional development. Through educational opportunities with leading third-party programming and content providers, our employees can enhance and hone their technical, business and leadership skills. Learning resources include audiobooks, courses, virtual labs, video instruction, skill assessments, role-based learning paths, mentoring and instructor-led boot camps. These resources provide a critical path to upskilling, career mobility, retention and leadership succession.
Aside from developing our talent and providing career growth opportunities, we provide a variety of benefits and resources to demonstrate our commitment to employees’ health, safety and wellness. These include health and welfare benefits, flexible time-off and employee assistance programs. Our market-competitive rewards feature internal recognition programs, incentive-based bonus plans, a company matched U.S. 401(k) plan and a pay-for-performance philosophy. Our focus on retaining employees is reflected in our relatively low voluntary attrition rate of 11.4% for 2025.

Available Information
Our investor website is located at www.unisys.com/investor. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after this material is electronically filed with or furnished to the Securities and Exchange Commission. We also make available on our website our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws, Corporate Governance Guidelines, the charters of the Audit and Finance Committee, Compensation and Human Resources Committee, Nominating and Corporate Governance Committee and Security and Risk Committee of our board of directors, and our Code of Ethics and Business Conduct. This information is also available in print to stockholders upon request. We do not intend for information on our website to be part of this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information concerning the executive officers of Unisys as of February 15, 2026, is set forth below.

Name	Age	Officer Since	Position with Unisys
Michael M. Thomson	57	2015	President and Chief Executive Officer
Chris Arrasmith	50	2025	Executive Vice President and Chief Operating Officer
Debra McCann	53	2022	Executive Vice President and Chief Financial Officer
Ruchi Kulhari	44	2024	Senior Vice President and Chief Human Resources Officer
Teresa Poggenpohl	64	2021	Senior Vice President and Chief Marketing Officer
Kristen Prohl	52	2023	Senior Vice President, General Counsel, Secretary and Chief Administration Officer
Shalabh Gupta	64	2017	Vice President and Corporate Treasurer
David Brown	47	2023	Vice President, Chief Accounting Officer and Corporate Controller
Joel Raper	49	2025	Senior Vice President and Chief Commercial Officer
There is no family relationship among any of the above-named executive officers. Our Amended and Restated Bylaws provide that the officers of Unisys shall be elected annually by the Board of Directors and that each officer shall hold office for a term of one year and until a successor is elected and qualified, or until the officer’s earlier resignation or removal.
Mr. Thomson has been President and Chief Executive Officer and a member of the Board of Directors since April 2025 after having served as President and Chief Operating Officer from May 2022 to March 2025. Prior to this role, Mr. Thomson served at Unisys as Chief Financial Officer from 2019 to 2022. During his time as Chief Financial Officer, Mr. Thomson served as Executive Vice President from 2021 to 2022 after having served as Senior Vice President from 2019 to 2021. Mr. Thomson served as Vice President and Corporate Controller from 2015 to 2019. Mr. Thomson served as Corporate Controller of Towers Watson & Co. from 2010 until 2015, and Principal Accounting Officer from 2012 to 2015. He also served as Corporate Controller of Towers Perrin from 2007 until it was acquired by Watson Wyatt in 2010. Mr. Thomson has been an executive officer since 2015.
Mr. Arrasmith has been Executive Vice President and Chief Operating Officer since April 2025. Prior to that, Mr. Arrasmith served as Senior Vice President and General Manager of Enterprise Computing Solutions at Unisys from 2021 to April 2025. Prior to joining Unisys, Mr. Arrasmith held various leadership roles in global automation and transformation consulting at International Business Machines Corporation, a multinational technology company. Mr. Arrasmith has been an executive officer since April 2025.
Ms. McCann has been Executive Vice President and Chief Financial Officer since May 2022. Prior to joining Unisys, Ms. McCann was at Dun & Bradstreet, Inc., a global provider of business decisioning data and analytics, from 2009 until April 2022, where she held roles of increasing responsibility, including as Treasury Director, Assistant Treasurer, and Treasurer and Senior Vice President, Investor Relations and Corporate Financial Planning and Analysis. Prior to Dun & Bradstreet, Ms. McCann held leadership roles at Cegedim, a technology and services company, and AT&T, Inc., an American multinational telecommunications and technology holding company. She has been a member of the board of directors of VeriSign, Inc. a global provider of domain name registry services, since October 2024. Ms. McCann has been an executive officer since May 2022.
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
Ms. Prohl has been Senior Vice President, General Counsel, Secretary and Chief Administration Officer since August 2023. Prior to joining Unisys, she served as Vice President, Deputy General Counsel, Chief Compliance Officer and Corporate

Secretary at ITT Inc., a manufacturer of highly engineered critical components and customized technology for the transportation, industrial and energy markets, from July 2021 to July 2023. Prior to that role, Ms. Prohl served as Associate General Counsel and Assistant Secretary at American International Group, Inc., a global insurance organization from June 2019 to July 2021. From 2016 to 2018, Ms. Prohl served as Senior Vice President, Chief Counsel, Corporate Law and Assistant Secretary at CA Inc. (d/b/a CA Technologies), a multinational enterprise software developer and publisher. From 2006 to 2011, Ms. Prohl served in increasingly senior roles at Starwood Hotels & Resorts Worldwide, Inc., a global hotel and leisure company, including as Vice President, Chief Regulatory Counsel. Earlier in her career, Ms. Prohl was a corporate associate at Proskauer Rose LLC. Ms. Prohl has been an executive officer since August 2023.
Mr. Gupta has served as the Vice President and Corporate Treasurer since January 2026 and previously served as the Vice President, Tax and Treasurer from 2017 to 2025. Prior to Unisys, Mr. Gupta served as Vice President and Corporate Treasurer for Avon Products, an American-British multinational cosmetics, skin care, perfume and personal care company from 2012 until 2016. He also served as Treasurer for Evraz North America, Inc., a manufacturer of engineered steel products for rail, energy and industrial end markets, from 2011 to 2012, and held the roles of Senior Vice President and Corporate Treasurer from 2007 to 2011, Vice President and Assistant Treasurer from 2005 to 2007 and Managing Director, Capital Markets, Pensions, Foreign Exchange from 2004 to 2005 at Sara Lee Corporation, an American consumer goods company. Mr. Gupta also previously held treasury roles at Delphi Corporation, a global supplier of automotive parts and electronics, and General Motors Corporation, an American multinational automotive manufacturing company. Mr. Gupta has been an executive officer since 2017.
Mr. Brown has been Vice President, Chief Accounting Officer and Corporate Controller since August 2023 and the functional head of tax since January 2026. Prior to joining Unisys, he served as Vice President and Corporate Controller at FXI, Inc., a private-equity owned specialty manufacturer of sleep and comfort solutions, from September 2021 to August 2023. Mr. Brown served in various accounting roles of increasing responsibility at DuPont de Nemours, Inc., a multinational chemical company, from 2011 to September 2021, most recently as Assistant Corporate Controller. He also held various positions at Ernst & Young, LLP from 2000 to 2011. Mr. Brown has been an executive officer since August 2023.
Mr. Raper has been Senior Vice President and Chief Commercial Officer since 2025. Prior to that, Mr. Raper served as Senior Vice President and General Manager of Digital Workplace Solutions (DWS) from 2021 to 2025. Prior to joining Unisys, Mr. Raper served as Chief Operating Officer and Chief Revenue Officer of UnifySquare from 2016 to 2021, when he joined Unisys through acquisition. Prior to UnifySquare, he held senior leadership roles at Avanade, a global professional services company joint venture that provides information technology consulting services, focusing on operational excellence, alliance creation, and revenue growth. Mr. Raper has been an executive officer since April 2025.

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
BUSINESS AND OPERATING RISKS
A significant portion of our revenue is derived from our installed base. Results have been and may continue to be adversely impacted if we are unable to maintain our installed base and sell new solutions and related services to existing and new clients.
A significant portion of our revenue is derived from our installed base, many of which are subject to long-term contracts. We continue to invest in our solutions to retain and extend our existing client base as well as attract new clients. If legacy clients do not believe in the value provided by our solutions and exit their contracts, or they choose not to renew their contracts, or not to renew these contracts on terms at least as favorable as the current contracts, our revenue has and could continue to decline significantly and there could be a material adverse effect on our business, results of operations or financial condition. We could also lose clients because of their merger, acquisition or business failure. We may not be able to replace the revenue and earnings from any such lost client. We are expecting revenue, margin and market share expansion due to our differentiated solutions. If competitors focus on our target markets, it could adversely affect our ability to gain market share or otherwise adversely affect future results.
Furthermore, if ClearPath Forward is sold in the form of Software as a Service (SaaS) at an accelerated pace, this would have a negative timing impact on our short- and medium-term cash position and could adversely impact our operations, financial condition and liquidity.
Additionally, we invest in and sell new solutions and related services. If we invest insufficiently or are unsuccessful in selling these other solutions and related services, there may not be a meaningful return on these investments. Further, the revenues generated by newer solutions and related services may be insufficient to offset any revenue declines from turnover in our installed base.
Future results may be adversely impacted if we are unable to grow revenue, expand profit margin and generate sufficient cash flows in our businesses.
Our strategy places an emphasis on growing revenue, including specifically from higher-value and higher-margin offerings, and our ability to profitably grow revenue and generate cash flows in our businesses depends on our ability to win contracts with clients for higher growth and higher-margin solutions. This in turn depends on our ability to offer solutions that meet demand, efficiently utilize delivery personnel and meet our clients’ technology needs. This revenue is expected to come from new and existing clients. Revenue from new and existing clients may not occur at the rate in which we expect or at all. Revenue and profit margin in these businesses are a function of both the portfolio of solutions sold and the rates we charge. The rates we charge for our solutions are affected by several factors, including clients’ perception of our ability to add value, introduction of new offerings by us or our alliance partners, market pricing pressure, and general economic conditions such as inflation or an economic downturn, or the perception of the risk of these occurrences. Our results of operations and financial condition and cash flows have and continue to be materially adversely impacted by sales of higher-margin offerings that do not offset declines in revenue and profitability of lower-margin offerings, including contracts that we voluntarily exit.
Our inability to effectively anticipate and respond to rapid technological innovation, such as artificial intelligence among others, in our industry could affect our results of operations.
Our success depends, in part, on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and offerings to serve the changing needs of our clients. For purposes of definition, rapid technological innovation includes, but it is not limited to, AI. AI is meant to include any branch of computer science, including classical archetypes such as machine learning and symbolic logic, and emerging technologies such as generative and agentic AI frameworks, modern computing methods like quantum, and multi-layer computing. Our services and solutions are continually evolving because of AI, automation including AI enabled components, hybrid computing architectures, high performance and edge computing, infrastructure and network engineering and intelligent connected solutions. As we expand our services and solutions, we may be exposed to operational, legal, regulatory, compliance, ethical, technological and other risks specific to these new areas, which may negatively affect our results of operations, cash flows, reputation and demand for our services and solutions. Technological developments may materially affect the cost and use of technology by our clients and, in the case of cloud, data and AI solutions, could affect the nature of how we generate revenue. Some of these technological developments, especially AI, have reduced and replaced some of our historical services and solutions and will continue to do so in the future, which could also negatively impact revenue and gross margin due to cost savings gained from automation. This has caused, and may in the future cause, clients to reduce or delay spending under existing contracts or entering into new contracts while they evaluate new technologies. Furthermore, if we are unable to introduce new pricing or commercial models that reflect the value of technological innovation or if the pace and level of spending on new technological developments are not sufficient to make up any shortfall, it could adversely affect our results of operations. Furthermore, the rapid pace of AI evolution and the velocity at which new tools, platforms and required services offerings are emerging creates a capability-to-advisory mismatch as innovation could outpace our ability to react, causing us to advise clients on immature platforms that change faster than we can operationalize them.
Developments in the industries we serve, which may be rapid, could also shift demand to new services and solutions. If we are unable to offer new services and solutions that match client demand because of changes in the industries we serve, we may be less competitive and need to make significant investment to adapt. For example, if we fail to continue to develop leading AI services and solutions, we may lose future opportunities. Moreover, our investment in AI may not achieve the cost savings or efficiencies that we expect to achieve.
Our growth strategy focuses on responding to technological developments by driving innovation that will enable us to expand our business into new growth areas. We are continuously applying AI to our services, how we deliver work to our clients, and to our own internal operations. AI technologies are complex and rapidly evolving, and we face significant competition, including from our clients, who may develop their own internal AI-related capabilities, which can lead to reduced demand for our services and solutions. If we do not invest in new technology, adapt to industry developments, evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations and our ability to develop and maintain a competitive advantage, to execute on our growth strategy and achieve expected margins could be adversely affected.
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
We have experienced, and will continue to experience, cybersecurity attacks and other security incidents and breaches that have and, in the future, could result in access to, or in some instances, loss or disclosure of, sensitive information that would require significant human and financial resources to respond. These include cybersecurity attacks from computer hackers, cyber criminals, including nation states and nation state-sponsored actors, insiders and other malicious internet-based adversaries. The sophistication and occurrence of cybersecurity attacks and other security breaches continue to increase globally, and our systems, including the systems of our outsourced service providers, have been and may in the future be targeted by attacks such as infiltration of “fake employees” enabling laptop farming schemes, Internet of Things based cybersecurity attacks, wireless network attacks, viruses and worms, malicious software, ransomware, misconfigurations exploitation, software supply chain attacks, application centric attacks, peer-to-peer attacks, phishing, vishing and smishing attempts, backdoor trojans, distributed denial of service attacks, social engineering, including deepfake attacks, business email compromises and cybersecurity-extortion, among other cybersecurity threats. As a known provider of IT solutions, we are and have been a target for such attacks; often targeting the IT environments of clients we support. We have experienced and will continue to experience social engineering attacks on our service desk where threat actors impersonate our client’s employees to gain access to our client’s IT environments.
Furthermore, our industry subjects us to elevated risk and, accordingly, security vulnerabilities can occur and will continue to occur across a broad range of hardware, software or other infrastructure, increasing for us the potential of occurrence and the cost of response and remediation over potential vulnerabilities, disruptions, or security incidents that could compromise the integrity and reliability of our products and services. These attacks have been successful against us and some of our third-party service providers and have resulted in, and in the future could result in, misappropriation, misuse, alteration, theft, loss, corruption, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property, personal information, and data of the company, third parties, employees, clients or others. For example, in 2022, we disclosed a cybersecurity attack involving our software lab environment, which resulted in the exfiltration of source code for our cybersecurity and product and platform software. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and are growing in sophistication, which increases the risk and severity when they occur. Additionally, limitations in the ability of our IT teams to remain comprehensively up-to-date with the volume of common vulnerabilities and exposures that require constant patching often compete with the availability of service to our customers. In addition, we rely on our suppliers’ tools, services and software to adequately detect, report and respond to cybersecurity incidents, cybersecurity attacks and other security incidents and breaches. A failure of our supplier’s tools, services or software could affect our ability to report or address incidents effectively or in a timely manner. An increase in consumption of public cloud services also elevates the risk to our environment, as securing cloud workload regularly involves new skills, tools and processes. The introduction of AI and quantum computing is also raising the risk level as it opens new possibilities for threat actors to launch complex attacks combining social engineering and new and classic hacking techniques, including quantum computing enabled “steal now decrypt later” schemes. Similarly, the threat of malicious cybersecurity activity from nation states and other sophisticated actors continues to increase, particularly with geopolitical turmoil and global conflicts.
Any disruption, termination or substandard provision of services, including by us or third-party cloud providers, has affected, and in the future could materially and adversely affect our business by disrupting normal IT operations, customer service, accounting and technology functions, affecting our ability to comply with our financing arrangements and otherwise impacting our ability to manage our business. Disruption, termination or substandard provision of services could be the result of localized conditions (such as power outages, telecommunications failures, fire or explosion), failure of our systems to function as designed, or as the result of events or circumstances of broader geographic impact (such as storms, earthquakes, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts). We have incurred such disruptions, which have resulted and could result in further substantial repair or replacement costs and/or data loss or other impediments that affect our ability to run our business. To date these disruptions have not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future, and such disruptions have in the past and may in the future have the impacts discussed below.
Cybersecurity incidents, security incidents and breaches and other disruptions in our IT systems have exposed, and in the future could expose, us to liability, litigation and regulatory or other government action, which could result in the loss of existing or potential clients, damage to our brand and reputation, damage to our competitive position and financial loss. In addition, the cost and operational consequences of responding to cybersecurity incidents and security breaches and implementing remediation measures is and could continue to be significant. These financial consequences include the costs associated with obtaining and maintaining cybersecurity insurance and the maintenance of our cybersecurity third party risk management program.
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
Our results of operations have been, and may in the future be, adversely affected by volatile, negative or uncertain economic, geopolitical and political conditions, as well as acts of war, terrorism, natural disasters or the widespread outbreak of infectious diseases.
Approximately 59% of our total revenue for 2025 was derived from international operations. Given our global operations, macroeconomic conditions - such as foreign currency exchange rate fluctuations, currency restrictions and devaluations, increases in inflation rates, potential recessions and weaker intellectual property protections in some jurisdictions - as well as geopolitical and political conditions, affect us, our clients’ businesses and the markets they serve. Volatile, negative and uncertain economic and political conditions have in the past, and could in the future, undermine business confidence in markets where we operate or plan to operate, which could cause our clients to reduce, defer or eliminate spending on new initiatives and technologies or existing contracts, both of which could negatively affect our business. Growth in some markets we serve has slowed and could continue to slow, stagnate or contract. The same could occur in other markets where we do business or plan to do business. Because we operate globally and have significant businesses in many markets, an economic slowdown in any key markets such as in the United States or Europe could adversely affect our results of operations.
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
A significant amount of our business comes from government and public sector clients. Our clients include national, provincial, state and local government entities, located in a variety of countries. This work carries various inherent risks, including the right to audit our contract costs, to conduct inquiries and investigations of our business practices, and to investigate our compliance with government and public sector contract requirements (e.g., security clearance and certifications). In addition, there are inherent limitations of internal controls that may not prevent or detect all improper or illegal activities. Negative findings in audits, investigations or inquiries could affect our future sales and profitability due to a wide range of consequences, including breach and termination of contracts, forfeiture of profits, suspension of payments, loss of certifications, fines and suspensions or debarment from doing business with new and existing government and public sector clients. In the ordinary course of business, we have had findings in connection with client requests, audits, investigations and inquiries related to government work and public sector clients. We have experienced some adverse consequences, as a result, and may in the future experience further adverse consequences because of our work with government and public sector clients, which could materially affect our future results of operations.
Government and public sector clients typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, government and public sector clients usually reserve the right to change the scope of, or terminate these projects for lack of approved funding at their convenience. Changes in government or political developments, including changes in administrations or regimes, like the recent administration change in the United States, government closures or shutdowns, budget deficits, shortfalls or uncertainties, government spending reductions or other debt constraints have resulted in and could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government or public sector client to cover termination costs, we may not be able to fully recover our investments.
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
We face aggressive competition, including competitors offering more aggressive pricing or contractual terms, which may reduce demand for our solutions and related services and could have an adverse effect on our business.
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
Additionally, competitors have offered and may generally offer more aggressive pricing or contractual terms, which has and may affect our ability to win work. Our competitors may also be more successful at selling similar services they offer, including to our clients. Furthermore, some competitors are more established in certain markets, which may make executing our growth strategy to expand in these markets more challenging. Some may be better able to compete for skilled professionals, innovate and/or provide new services and solutions faster than us, or may be able to anticipate the need for services and solutions before we do. Our competitors may also team together to create competing offerings. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
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
If we are unable to attract, retain, and develop skilled employees to align with global client demand and retain and develop strong leaders, our business may be adversely impacted.
Our success is dependent, in large part, on our ability to attract and retain employees with market-leading skills and capabilities like AI and machine learning in line with global client demand. We must up-skill, re-skill, retain and inspire appropriate numbers of talented employees with diverse skills in order to serve our clients, respond quickly to rapid and ongoing changes in demand, technology, industry and the macroeconomic environment, and continuously innovate to grow our business. If we are unable to do so, we may not be able to innovate and deliver new services and solutions to fulfill client demand.
In addition, the unionization of certain of our employee populations results in higher costs and unique operational challenges. At certain times and in certain geographical regions, we have in the past and can in the future find it difficult to attract and retain enough employees with the skills or backgrounds to meet current and/or future demand. In these cases, we may need to redeploy existing employees or increase our reliance on subcontractors to fill certain labor needs. If we are not successful in these initiatives, our results of operations could be adversely affected. If our utilization rate of our employees is too high or too low, it could have an adverse effect on employee engagement and attrition, the quality of the work performed and our ability to staff projects.
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
In many of our long-term solutions and services contracts, revenue is based on the volume of solutions and services provided. As a result, revenue and total contract value anticipated at contract signing are not guaranteed. Some of our contracts may permit termination at the client’s discretion before the end of the contract term or may permit termination or impose other penalties if we do not meet the performance levels specified in the contracts, particularly for government and public sector clients. In addition, from time to time, our company is involved in disputes and legal proceedings with our clients concerning solutions and services that have been provided. Some of our commercial contracts require customized solutions, features, configurations and functions, and, in such a customized environment, there have been and may continue to be claims for failure to perform. In such cases, we have not, and in the future may not, achieve expected revenue, total contract value and profit from certain commercial contracts.
Future results depend in part on the pricing, performance and capabilities of third parties with whom we have commercial relationships.
We maintain business relationships and transact with our alliance partners, suppliers and other third parties that have complementary solutions, services or skills. Future results will depend, in part, on the pricing, performance and capabilities of these third parties, including the use of services and solutions involving emerging technologies like AI. As we increase our reliance on these third parties, inflation may lead to higher labor and other costs charged by them, and supply chain disruptions may make them unable to deliver in a timely manner, which could adversely affect our results of operations. Additionally, the financial condition of, and our relationship with, distributors and other indirect partners can impact our ability to serve current and potential clients and end users effectively and efficiently.

We have been, and expect in the future to be, required to contribute additional cash to meet our significant underfunded defined benefit pension plan obligations, and these contributions could have a material impact on our operations, financial condition and liquidity.
We have significant underfunded obligations under our U.S. and non-U.S. defined benefit pension plans. In 2025, we made cash contributions of $343.7 million, including a discretionary contribution of $250 million to our U.S. defined benefit pension plans. Based on current legislation, global regulations, recent interest rates, expected returns and current funding agreements, we estimate cash contributions to our U.S. and non-U.S. defined benefit pension plans of approximately $87 million in 2026, approximately $105 million in 2027 and approximately $241 million in the aggregate from 2028 through 2030. Estimates for future cash contributions may change materially based on several factors including market volatility, discount rate changes, asset return changes, or changes in economic or demographic trends. There have been significant increases in forecasted contributions to our U.S. plans and non-U.S. defined benefit pension plans in the past and such forecasts can be significantly impacted in the future.
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
Inability to maintain our credit rating or access the financing markets may adversely impact our business, liquidity and cash flows.
As of December 31, 2025, we had $741.7 million of total indebtedness, including $700 million aggregate principal amount of our 2031 Notes. Our business may not generate cash flows from operations sufficient to pay off these notes and we may need to refinance these notes prior to maturity or explore additional sources of debt and/or equity to repay these notes. The agencies rating our indebtedness regularly evaluate us and determine our credit ratings based on several factors.
These factors include our financial strength and ability to generate earnings and cash flows, as well as factors not entirely within our control, such as rising interest rates, conditions affecting the information technology industry and the economy and changes in rating methodologies. In 2024, we were downgraded from B+ to B by Standard & Poor’s 500, and in 2025 we were downgraded from B1 to B2 by Moody’s. Both rating agencies currently rate Unisys with a stable outlook.
Downgrades of our credit ratings have and could continue to adversely affect our access to liquidity and capital as well as our ability to gain and retain client business. A further adverse change in our credit ratings could also significantly increase our cost of funds, decrease the number of investors and counterparties willing to lend to us or purchase our securities and impact our ability to utilize surety bonds or other financial instruments we use to run our business. Rising interest rates and other market conditions may also impact our ability to utilize surety bonds, letters of credit, foreign exchange derivatives or other financial instruments we use to conduct our business. These impacts could affect our growth, profitability, and financial condition, including liquidity. If we are unable to access the financing markets, we would be required to use cash on hand to fund operations and our required pension contributions and repay outstanding debt as it comes due. There is no assurance that we will generate sufficient cash to fund our operations, pension contributions and refinance such debt, including because of impaired access to financing markets, which could have a material adverse effect on our business.
The terms of the credit agreement that governs our Amended and Restated Asset Based Lending (ABL) Credit Facility and the indenture that governs the 10.625% Senior Secured Notes due 2031 (the 2031 Notes) restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement that governs our Amended and Restated ABL Credit Facility and the indenture that governs the 2031 Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
If we are unable to protect or enforce our intellectual property rights, prevent our services or solutions from infringing upon the intellectual property rights of others or if we lose our ability to utilize the intellectual property of others, our business could be adversely affected.
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
In addition, we cannot be sure that our services and solutions, including, for example, our software and hardware solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we or our clients are infringing upon their intellectual property rights. Furthermore, although we have established policies and procedures to respect the intellectual property rights of third parties and that prohibit the unauthorized use of intellectual property, we may not be aware if our employees have misappropriated and/or misused intellectual property, and their actions could result in claims of intellectual property misappropriation and/or infringement from third parties. Our use of emerging technologies like AI could also expose us to intellectual property disputes and litigation. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties used to provide our solutions or perform our services. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we are unable to implement alternative technology in a cost-effective manner, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our business.
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
Our global operations expose us to risks associated with an evolving international trade and tariff environment, which may adversely affect our business, results of operations and financial condition.
We conduct business globally and are subject to a complex, dynamic, and evolving international trade, tariff and regulatory environment. Our operations and client base span multiple countries, which subjects us to a broad range of risks arising from international trade laws and policies. In recent years, trade tensions among major global economies, including the United States, China, Canada, Europe, Russia and others, have escalated, resulting in the imposition and threatened imposition of tariffs, export controls, sanctions, and other trade barriers or restrictive measures, which have impacted and could adversely impact our business. Although recent trade and tariff restrictions have primarily targeted physical goods and manufacturing components, we cannot predict the direction of future trade and tariff policy, including whether additional tariffs or non-tariff barriers will be applied to digital goods and services, including the proposed Halting International Relocation of Employment (HIRE) Act, or whether new regulatory frameworks will be introduced to govern cross-border data flows, digital services taxation, or intellectual property transfers, any of which could impact our business, results of operations and financial condition.
Increased protectionist policies, retaliatory trade and tariff actions, or regulatory divergence across jurisdictions may increase our costs if such costs cannot be passed onto our clients, limit our ability to sell our services and solutions in certain markets, delay or prevent the delivery of our services and solutions, or compel us to alter our operations to comply with new international trade and tariff laws and policies. Any such developments could disrupt our supply chains, materially impact our vendors’ supply chains, which could further increase costs for us and our clients or delay delivery of key inventories and supplies as well as delay service delivery, reduce the competitiveness of our offerings, or create uncertainty for our clients and partners. Moreover, we cannot predict the broader macroeconomic impacts of global trade disputes or policy changes, including the effects on foreign exchange rates, inflation that directly impacts our costs, capital markets or economic growth in key markets. Adverse changes in global trade dynamics could weaken client demand, delay purchasing decisions, or result in reduced access to critical technologies or skilled talent. These risks could materially and adversely impact our business, results of operations and financial condition.
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
We are subject to numerous, changing, and sometimes conflicting, legal and regulatory regimes on matters as diverse as anti-corruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, including climate and other sustainability regulations and reporting requirements, anti-competition, anti-money-laundering, data privacy and protection such as those in the United States, the European Union with the General Data Protection Regulation (GDPR) and India with the Digital Personal Data Protection Act, cybersecurity directives in the European Union such as the Network and Information Security Directive, government compliance, wage-and-hour standards such as the new Indian Four Labor Code that came into effect in November 2025, employment and labor relations, product liability, health and safety, environmental, human rights and global AI regulations. The sanctions environment has resulted in new sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and result in negative impacts to regional trade ecosystems among our clients, our alliance partners, and ourselves.
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
Due to the varying degrees of development of the legal and regulatory systems of the countries in which we operate, local laws may not be well developed or provide clear guidance or they may be insufficient to protect our rights. In many parts of the world, including countries in which we operate and/or seek to expand, we may be unable to conform to practices in the local business community as they might be inconsistent with international business standards and could violate anti-corruption laws or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, or economic and trade restrictions administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Our employees, alliance partners and third parties, including companies we acquire and their employees, subcontractors, vendors and agents, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anti-corruption laws or regulations. Violations of these laws or regulations by us, our employees, any of these third parties or our clients could subject us to investigations or criminal and civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, any of which could materially adversely affect our business, including our results of operations and our reputation.
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
AI and other machine learning technology are integrated into our services and solutions, which could present risks and challenges to our business, results of operations and financial condition.
AI and other machine learning technology are integrated into our services and solutions and could be a significant factor in future offerings. While AI can provide meaningful benefits, it also presents risks and challenges to our business. Data sourcing, technology, integration and process issues, algorithmic bias, security vulnerabilities, and challenges in protecting confidential information and personal privacy could impair the adoption, operation and acceptance of AI. If the output from AI in our services, solutions and promotions is viewed as inaccurate or unreliable, or if these technologies do not operate as intended, our business and reputation may be harmed.
As AI adoption accelerates, we expect competition to intensify, and additional companies may enter our markets offering similar services and solutions. If we are unable to compete effectively in integrating, scaling and monetizing AI capabilities within our platforms and services, our pricing power, customer retention and market position could be adversely affected.
Using AI and other machine learning technologies, including agentic AI, while they are still developing may expose us to liability, reputational harm and litigation risk, particularly if such technologies produce errors, bias, hallucinations, harmful or unethical content, discrimination, intellectual property infringement or misappropriation, data privacy or cybersecurity issues, or otherwise fail to function as intended. Such inaccurate or erroneous outputs may result from input data that is insufficient, incorrect, overbroad, outdated or biased. In addition, certain AI technologies may lack transparency regarding the data used for training or how inputs are transformed into outputs, limiting our ability to validate performance and accuracy.
Our use of AI may also expose us to risks regarding intellectual property ownership and license rights. See “If we are unable to protect or enforce our intellectual property rights, prevent our services or solutions from infringing upon the intellectual property rights of others or if we lose our ability to utilize the intellectual property of others, our business could be adversely affected.” The use of AI and other machine learning technologies in the creation or development of intellectual property may present challenges in asserting ownership over resulting outputs in jurisdictions that require human inventorship or authorship. AI-assisted inventions or works may also rely on materials used to train such technologies that are subject to third-party intellectual property rights, further limiting our ability to obtain protection. There is also a risk that data input into AI tools may contain confidential information, including trade secrets, which could become accessible to third parties. The use of AI, including potential inadvertent disclosure of confidential information or personal data, could lead to legal or regulatory investigations, enforcement actions or obligations such as notices, consents or opt-outs under various privacy, data protection and cybersecurity laws.
Rules and regulations relating to AI technologies continue to evolve, and the consequences of non‑compliance could adversely affect our business, results of operations and financial condition. New laws and regulations, such as the European Union’s AI Act, may be proposed or adopted in the jurisdictions in which we operate, or existing laws may be interpreted in new ways, affecting how AI and other machine learning technologies can be used in our services and solutions. Inadequate governance could result in non‑compliance with legal requirements, inconsistent practices across the organization or increased exposure to operational and reputational harm. Because AI systems are highly complex and rapidly developing, it is not possible to predict all legal, regulatory compliance, operational or technological risks that may arise from our use of AI.
Legal proceedings, investigations, compliance and environmental matters have and may continue to impact our results of operations, cash flows and business.
Various lawsuits, claims, investigations and proceedings have been brought or asserted against us relating to matters arising in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, intellectual property, environmental, securities, compliance and non-income tax matters. We are also subject to a variety of legal and environmental compliance risks, including with respect to predecessor company operations, which have led or may lead to lawsuits and environmental remedial actions at former or third-party sites. Significant current matters are disclosed in Note 16, “Litigation and contingencies” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. Regardless of the outcome of any individual matter, litigation and environmental matters have impacted and could continue to impact our results of operations, cash flows and business. In addition, legal proceedings or environmental matters may arise in the future with respect to our existing and legacy operations that may adversely affect our business.
Global sustainability standards and expectations, including achieving our sustainability goals and complying with sustainability laws and regulations, expose us to potential liabilities, reputational harm and could adversely affect our business, results of operations, financial condition or reputation.
Global companies across all industries are facing scrutiny relating to their corporate responsibility policies. Evolving stakeholder expectations and our efforts and ability to manage these issues present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which may be outside of our control or could have adverse impacts on our business.
Focus on business responsibility matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements related to sustainability. If new laws or regulations are more stringent than current legal or regulatory requirements or conflict across jurisdictions, we may experience increased compliance burdens and costs to meet such obligations. Failure to meet these standards could result in a decrease in new business opportunities. In addition, stakeholders, including stockholders, customers, employees and federal, state and international authorities, may have differing and sometimes conflicting priorities and expectations regarding sustainability. Such divergent, sometimes conflicting views, increase the risk that any action or lack thereof by us on such matters will be perceived negatively by some stakeholders. For example, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders.
Our ability to achieve our sustainability commitments is subject to numerous risks, many of which are outside of our control. In addition, standards for tracking and reporting on sustainability matters, including climate change and greenhouse gas emissions, have not been harmonized and continue to evolve. Methodologies for reporting sustainability data may be updated and previously reported sustainability data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations, and other changes in circumstances. Our processes and controls for reporting sustainability matters across our operations are evolving along with multiple disparate standards for identifying, measuring, and reporting sustainability metrics, including climate-related disclosures that will be required by the California climate legislation in 2026 for the fiscal year ended December 31, 2025 and the European Union climate legislation, which will require reporting disclosures on the Corporate Sustainability Report Directive starting in 2028 for the fiscal year ending December 31, 2027, which could result in significant revisions to our current environmental goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
If we fail again to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, our ability to report timely and accurate financial results or comply with applicable regulations could be impaired, and our business and operating results may be adversely affected.
If we fail again to maintain effective internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, as with the material weaknesses identified in 2022 and remediated in 2023, we could suffer misstatements in our financial statements, fail to meet our reporting obligations, lose investor confidence in our reported financial information and incur significant remediation expenses.
In addition, as a result of the investigation and remediation efforts, certain operational changes have occurred and may continue to occur in the future. Any or all of these could directly or indirectly have a material adverse effect on our operations and/or financial performance.
ACCOUNTING
Impairment of our goodwill or intangible assets has negatively impacted our results of operations. If our goodwill or intangible assets are further or fully impaired in the future, our results of operations will be negatively impacted further.
On an annual basis, and whenever circumstances arise, we review goodwill and intangible assets for impairment. The impairment test is based on several factors, estimates and assumptions, including macroeconomic conditions, industry and market considerations, overall financial performance, market capitalization and relevant entity-specific events. Significant changes to these factors could impact the assumptions used in calculating the fair value of our goodwill or intangible assets and may indicate potential impairment. During the third quarter of 2025 and 2024, we determined that a triggering event had occurred and therefore performed quantitative goodwill assessments for the Digital Workplace Solutions reporting unit in both periods, which resulted in goodwill impairment charges of $55.0 million and $39.1 million, respectively. In the fourth quarter of 2025, we completed our annual goodwill assessment for all of our reporting units and no additional impairment charge was recognized as of December 31, 2025.
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
As of December 31, 2025, we had $1.82 billion U.S. federal NOL carryforwards, for which we currently maintain a full valuation allowance. A corporation’s ability to deduct its U.S. federal NOL carryforwards and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the U.S. Internal Revenue Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). Similar rules may apply under state tax laws. A future tax “ownership change” pursuant to Section 382 or future changes in tax laws that impose tax attribute utilization limitations may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes.
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
We design and assess our cybersecurity policies, standards and practices following recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. We have established written policies that are provided to all employees regarding identification, classification of severity and escalation of cybersecurity incidents and we provide annual and ongoing cybersecurity awareness training for our employees — including regular training on information security and data privacy policies. We also perform internal audits on our cybersecurity and data privacy practices.
We regularly engage third-party cybersecurity experts to supplement our cybersecurity risk management efforts, including those we engage to conduct periodic cybersecurity risk assessments. During 2025, Unisys engaged an external security firm to conduct a cybersecurity tabletop exercise involving the leadership team. Additionally, we worked with an audit firm and directed several audits related to cybersecurity. We are planning a cybersecurity program maturity assessment in early 2026.
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
The information set forth under “Risk Factors” (Part I, Item 1A of this Form 10-K) — “Cybersecurity incidents, security incidents and breaches and other disruption in our IT systems have occurred, and will continue to occur, and could result in the incurrence of significant costs as well as harm to our business.” — on page 18 of this Annual Report on Form 10-K is hereby incorporated by reference. As of December 31, 2025, our financial condition, results of operations or business strategy have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.
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
Our CISO has over 35 years of experience in cybersecurity, applications, infrastructure and networks in information security.
Our CPO has over 8 years of experience serving as a Global Data Privacy Officer and practicing law specializing in data privacy among other areas.
Our Chief Information Officer (CIO) has over 20 years at Unisys with experience and knowledge of IT infrastructure, systems and operations. At Unisys, the CIO partners with our CISO and CPO on cybersecurity risk management matters.

ITEM 2. PROPERTIES
As of December 31, 2025, the company did not own or lease any physical properties that are material to its business.
ITEM 3. LEGAL PROCEEDINGS
Information with respect to litigation is set forth in Note 16, “Litigation and contingencies,” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Unisys Common Stock is listed for trading on the New York Stock Exchange (trading symbol “UIS”).
Holders of Record
At January 31, 2026, there were approximately 3,550 stockholders of record.
Dividend Policy
Unisys has not declared or paid any cash dividends on its Common Stock since 1990, and we do not anticipate declaring or paying cash dividends in the foreseeable future.
Repurchase of Equity Securities
None.

Stock Performance
The following graph compares the cumulative total stockholder return on Unisys common stock during the five fiscal years ended December 31, 2025, with the cumulative total return on the Standard & Poor’s 500 Stock Index and the Standard & Poor’s 500 IT Services Index. The comparison assumes $100 was invested on December 31, 2020, in Unisys common stock and in each of such indices and assumes reinvestment of any dividends.

	2020	2021	2022	2023	2024	2025
Unisys Corporation	$100	$105	$26	$29	$32	$14
S&P 500	$100	$129	$105	$133	$166	$196
S&P 500 IT Services	$100	$105	$85	$115	$129	$130

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(For a discussion of 2024 compared with 2023, refer to Part II, Item 7 contained in the company’s Form 10-K for the fiscal year ended December 31, 2024.)
Overview
In 2025, the company recorded a net loss attributable to Unisys Corporation of $339.8 million, or $4.79 per diluted share, compared with a net loss of $193.4 million, or $2.79 per diluted share, in 2024. The net loss in 2025 and 2024 included $228.2 million and $130.6 million, respectively, of defined benefit pension plan settlement losses and goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the Digital Workplace Solutions (DWS) reportable segment.
During 2025, the company purchased a group annuity contract, with plan assets, for approximately $316 million to transfer projected benefit obligations related to one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $227.7 million for the year ended December 31, 2025.
During 2024, the company purchased a group annuity contract, with plan assets, for approximately $192 million to transfer projected benefit obligations related to one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $130.1 million in 2025.
Results of operations
Company results
Revenue for 2025 was $1,950.1 million compared with $2,008.4 million for 2024, a decrease of 2.9%. The decrease was primarily due to lower volume with clients in the Digital Workplace Solutions (DWS) and Cloud, Applications & Infrastructure Solutions (CA&I) reportable segments. Foreign currency fluctuations had a negligible impact on revenue in 2025 compared with 2024.
License and Support (L&S) represents software license and related support services, primarily ClearPath® Forward, within the company's Enterprise Computing Solutions (ECS) reportable segment. Software license renewals tend to be significant and impactful to revenue and gross profit based on timing, which can fluctuate considerably from quarter to quarter. L&S revenue for 2025 was $428.1 million compared to $431.5 million for 2024, a decrease of 0.8%.
Excluding License and Support (Ex-L&S) measures exclude revenue, gross profit and gross profit margin in connection with software license and related support services within the ECS reportable segment. Ex-L&S revenue for 2025 was $1,522.0 million compared with $1,576.9 million for 2024, a decrease of 3.5%. The decrease was primarily driven by lower volume with clients in the DWS and CA&I reportable segments.
During 2025, the company recognized net cost-reduction charges and other costs of $30.5 million. The net charges related to workforce reductions were $23.0 million and were comprised of: (a) a charge of $27.6 million for severance costs and (b) a credit of $4.6 million for changes in estimates. In addition, the company recorded net charges of $7.5 million comprised of $4.3 million of lease abandonment costs and an asset write-off charge of $3.2 million.
During 2024, the company recognized net cost-reduction charges and other costs of $18.0 million. The net charges related to workforce reductions were $13.5 million and were comprised of: (a) a charge of $23.7 million for severance costs and (b) a credit of $10.2 million for changes in estimates. In addition, the company recorded net charges of $4.5 million comprised of an asset write-off charge of $4.4 million and a net charge of $0.1 million for other expenses related to other cost-reduction efforts.
The cost reduction charges (credits) were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2025	2024
Cost of revenue	$18.0	$12.1
Selling, general and administrative	9.4	6.0
Research and development	3.1	(0.1)
Total	$30.5	$18.0
Gross profit and gross profit margin were $549.3 million and 28.2% in 2025, respectively, and $585.9 million and 29.2% in 2024, respectively. The decreases in gross profit and gross profit margin in 2025 were primarily driven by a higher proportion of hardware revenue within the ECS reportable segment.

Ex-L&S gross profit and gross profit margin were $255.4 million and 16.8% in 2025, respectively, compared with $277.6 million and 17.6% in 2024, respectively. The decreases in Ex-L&S gross profit and gross profit margin in 2025 were primarily driven by lower volume with clients in the DWS and CA&I reportable segments.
Selling, general and administrative expenses were $391.2 million in 2025 (20.1% of revenue) and $424.2 million in 2024 (21.1% of revenue). The decrease in 2025 was primarily attributable to a reduction in variable compensation expense of $17.2 million and lower professional services expense of $7.4 million, in addition to cost savings achieved through prior cost reduction actions.
Research and development (R&D) expenses in 2025 were $24.6 million compared with $25.2 million in 2024.
In 2025, the company reported an operating profit of $78.5 million compared with an operating profit of $97.4 million in 2024. The decrease in 2025 was primarily due to a higher goodwill impairment charge of $55.0 million in 2025, compared to $39.1 million in 2024, both related to the DWS reportable segment. See Note 1, “Description of business and significant accounting policies” of the Notes to Consolidated Financial Statements for details on the goodwill impairments.
Interest expense was $53.4 million in 2025 compared with $31.9 million in 2024. The increase in 2025 was primarily due to increased long-term debt balance and higher interest rate following the issuance of $700 million aggregate principal amount of the 10.625% Senior Secured Notes due 2031 (the 2031 Notes) in June 2025.
Other (expense), net was expense of $297.3 million in 2025, which included pension plan settlement losses of $228.2 million, compared with expense of $140.8 million in 2024, which included pension plan settlement losses of $130.6 million. In 2025, other (expense), net also included a loss on debt extinguishment of $7.0 million related to the repurchase, satisfaction and discharge of the 6.875% Senior Secured Notes due 2027 (the 2027 Notes). In 2024, other (expense), net included a $40.0 million gain related to a favorable settlement of a litigation matter and a net gain of $14.9 million related to a favorable judgment received in a Brazilian services tax matter. See Note 5, “Other (expense), net,” of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes in 2025 was $272.2 million compared with a loss of $75.3 million in 2024. The loss in 2025 and 2024 included pension plan settlement losses of $228.2 million and $130.6 million, respectively, and goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the DWS reportable segment.
The provision for income taxes in 2025 was $67.8 million compared with a provision of $117.9 million in 2024. The change in the tax provision was driven by a the geographic distribution of income, the prior year provision of $27.7 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings and net changes in the valuation allowance. The net change in the valuation allowance impacting the effective tax rate was a tax benefit of $5.3 million in 2025, primarily related to the company’s German operations, compared to a tax expense of $7.9 million in 2024, primarily related to the company’s United Kingdom’s operations. The effective tax rate in 2025 and 2024 was (24.9)% and (156.6)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., jurisdictions with no valuation allowance that are subject to tax and the prior year change in the company’s indefinite reinvestment assertion of the earnings in certain foreign subsidiaries. See Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements for details on the effective income tax rate reconciliation.
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
The realization of the company’s net deferred tax assets is primarily dependent on its ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual operating results, strategic operational and tax initiatives, legislative, and other economic factors and developments.
The Organization for Economic Co-operation and Development (OECD) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax rate. Many countries where the company operates have enacted or are in the process of enacting laws based on the OECD’s proposals. These tax changes did not have a material impact to the company’s effective income tax rate in 2025.
Net loss attributable to Unisys Corporation for 2025 was $339.8 million, or $4.79 per diluted share, compared with a net loss of $193.4 million, or $2.79 per diluted share in 2024. In 2025 and 2024, the net loss included pension plan settlement losses, net of tax, of $228.2 million and $130.6 million, respectively, and goodwill impairment charges of $55.0 million and $39.1 million, respectively, related to the DWS reportable segment. Additionally in 2024, the net loss included a tax provision of $27.7 million established for certain foreign subsidiaries for which the company is no longer asserting indefinite reinvestment of earnings.
The following table represents Ex-L&S and L&S financial measures:

Year ended December 31,	2025	2024
(In millions, except for numbers presented as percentages)
L&S revenue	$428.1	$431.5
Ex-L&S revenue	1,522.0	1,576.9
Revenue	$1,950.1	$2,008.4

L&S gross profit	$293.9	$308.3
Ex-L&S gross profit	255.4	277.6
Gross profit	$549.3	$585.9

L&S gross profit percent	68.7%	71.4%
Ex-L&S gross profit percent	16.8%	17.6%
Gross profit percent	28.2%	29.2%
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
The company evaluates the performance of the segments based on segment revenue and segment gross profit. Segment revenue and segment gross profit are exclusive of certain activities and expenses that are not allocated to specific segments including the business activities related to the company’s United Kingdom business process outsourcing consolidated joint venture and certain expenses such as cost reduction charges, amortization of purchased intangibles and unusual and nonrecurring items that are not allocated to specific segments. These amounts are combined within other revenue and other gross profit (loss) to arrive at consolidated revenue and consolidated gross profit (loss). See Note 18, “Segment information,” of the Notes to Consolidated Financial Statements for the reconciliations of segment revenue to total consolidated revenue and segment gross profit to total consolidated loss before income taxes.
A summary of the company’s operations by segment is presented below:

(In millions, except numbers presented as percentages)	Total Segments	DWS	CA&I	ECS
2025
Revenue	$1,870.1	$508.4	$732.8	$628.9
Gross profit percent	30.5%	14.5%	20.2%	55.5%

2024
Revenue	$1,915.4	$523.5	$764.4	$627.5
Gross profit percent	31.1%	15.7%	19.6%	58.0%
DWS revenue was $508.4 million in 2025 and $523.5 million in 2024, a decrease of 2.9%. Foreign currency fluctuations had a negligible impact on DWS revenue in 2025 compared with 2024. Gross profit percent was 14.5% in 2025 and 15.7% in 2024. The decreases in revenue and gross profit percent were primarily driven by lower volume with clients.
CA&I revenue was $732.8 million in 2025 and $764.4 million in 2024, a decrease of 4.1%. The decrease in revenue was primarily driven by lower volume with clients in the public sector. Foreign currency fluctuations had a negligible impact on

CA&I revenue in 2025 compared with 2024. Gross profit percent was 20.2% in 2025 and 19.6% in 2024. The increase in gross profit percent was primarily driven by labor cost savings initiatives.
ECS revenue was $628.9 million in 2025, which remained relatively flat compared to revenue in 2024 of $627.5 million. Foreign currency fluctuations had a negligible impact on ECS revenue in 2025 compared with 2024. Gross profit percent was 55.5% in 2025 and 58.0% in 2024. The decrease in gross profit percent was primarily driven by a higher proportion of hardware revenue, which has a lower gross margin profile relative to license renewals.
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
The following table summarizes the company’s TCV metrics.

Year ended December 31,	2025	2024	% Change
(In millions, except numbers presented as percentages)
New Business (i)(ii)	$491	$791	(38)%
Ex-L&S renewals	1,353	633	114%
L&S renewals	363	522	(30)%
Total TCV	$2,207	$1,946	13%
(i) New Business relates to expansion and new scope for existing clients and new logo contracts.
(ii) In 2025, New Business TCV includes a mutually agreed-upon client termination adjustment of $228 million that was previously recorded in the first quarter of 2025. Accordingly, adjusted prior periods amounts for New Business TCV are $109 million for the three months ended March 31, 2025, $231 million for six months ended June 30, 2025, and $355 million for the nine months ended September 30, 2025.
In 2025, total TCV was $2,207 million and $1,946.0 million in 2024, an increase of 13%. The increase was primarily driven by a higher concentration of Ex-L&S renewals, partially offset by a decrease in New Business. The decrease in New Business reflects elongated sales cycles with prospective clients.
Backlog was $3.16 billion as of December 31, 2025 compared to $2.84 billion as of December 31, 2024. The increase was primarily due to Ex-L&S renewal signings.
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
Cash and cash equivalents at December 31, 2025 were $413.9 million compared with $376.5 million at December 31, 2024.
As of December 31, 2025, $234.1 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-third of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. At December 31, 2025, the deferred tax liability on undistributed earnings was $31.3 million. Transfers of international cash and cash equivalents to the U.S. will require the company to pay withholding or other taxes on a portion of the amount transferred. At December 31, 2025, the company maintained cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During 2025, cash used for operating activities was $140.0 million compared with cash provided by operations of $135.1 million during 2024. The decline in operating cash in 2025 was primarily driven by cash contributions to the company's defined benefit pension plans, including a discretionary cash contribution of $250 million to its U.S. defined benefit pension plans, partially offset by changes in working capital.
During 2025, cash used for investing activities was $31.8 million compared with cash used for investing activities of $97.4 million during 2024. Net proceeds of foreign exchange forward contracts were $37.0 million in 2025 compared with net purchases of $17.3 million in 2024. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to manage the company’s currency exposure to market risks from changes in foreign currency exchange rates. During 2025, the company ceased its use of foreign currency forward contracts. In the current period, the investment in marketable software was $47.6 million in 2025 compared with $47.5 million in 2024 and capital additions of properties and other assets were $30.0 million in 2025 compared with $32.3 million in 2024.
During 2025, cash provided by financing activities was $186.0 million compared with cash used for financing activities of $18.1 million during 2024, primarily driven by the net proceeds received from the issuance of the 2031 Notes, partially offset by the repurchase, satisfaction and discharge of the 2027 Notes, both of which are described below.
At December 31, 2025, total debt was $741.7 million compared with $493.2 million at December 31, 2024. See Note 13, “Debt,” of the Notes to Consolidated Financial Statements for more detailed discussion of the company’s debt financing agreements including maturities by fiscal year.

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
The satisfaction and discharge of the 2027 Notes resulted in a loss on debt extinguishment of $7.0 million in 2025, reported in other (expense), net in the company’s consolidated statements of income (loss), which included $4.0 million in unamortized debt issuance costs write-off and other expenses and an early tender premium of $3.0 million paid to repurchase a portion of the 2027 Notes.
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
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2025, the company had no borrowings and $13.5 million of letters of credit outstanding. Availability under the credit facility was $92.2 million, net of letters of credit issued. Any borrowings under the credit facility will be subject to variable interest rates.
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
At December 31, 2025, the company had met all covenants and conditions under its various lending and funding agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
Pension and Postretirement Benefits
In September 2025, the company purchased a group annuity contract, with plan assets, for approximately $316 million to transfer projected benefit obligations related to approximately 3,150 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $227.7 million for the year ended December 31, 2025. This annuity contract purchase transaction was the first step in the company's plan to reduce approximately $600 million of U.S. qualified defined benefit pension plan liabilities through the end of 2026.
In 2025, the company made cash pension plan contributions totaling $343.7 million, which included a discretionary contribution of $250 million to its U.S. defined benefit pension plans. The discretionary contribution was funded with approximately $200 million from the net proceeds of issuance of the 2031 Notes and $50 million from cash on hand. As a result, the company’s pension and postretirement liabilities and projected future required cash contributions were reduced. The company also made strategic changes to its underlying investments in its U.S. qualified defined benefit pension plans, leading to a future expected return on plan assets in 2026 of 4.85%.
At the end of each year, the company estimates its future cash contributions to its global defined benefit pension plans based on year-end pension data, assumptions and agreements.
Based on current legislation, global regulations, recent interest rates and expected returns, the company estimates future total cash contributions to its global defined benefit pension plans of approximately $87 million in 2026, including approximately $47 million to the company’s U.S. defined benefit pension plans and approximately $40 million primarily to the company’s international defined benefit pension plans. The company estimates totaled cash contributions to its global defined benefit pension plans of approximately $105 million in 2027 and approximately $241 million in the aggregate from 2028 through 2030.
If the company is not able to generate sufficient cash flows from operations, it may need to obtain additional funding in order to make these contributions. Any material deterioration in the value of the company’s global defined benefit pension plan assets, as well as changes in pension legislation, market volatility, discount rate changes, asset return changes, or changes in economic or demographic trends, could require the company to make cash contributions in different amounts and on a different schedule than previously estimated.
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
Other Commitments
The company has commitments under operating leases for certain facilities and equipment used in its operations. As of December 31, 2025, the company’s operating lease liabilities were $46.6 million. The company also has a number of finance leases for equipment, with lease liabilities totaling $41.2 million as of December 31, 2025. See Note 4, “Leases and commitments,” of the Notes to Consolidated Financial Statements for more information pertaining to future minimum lease payments relating to the company’s operating and finance lease obligations.
Additionally, as described in Note 3, “Cost-reduction actions,” of the Notes to Consolidated Financial Statements, the company expects to make payments of approximately $24.8 million in 2026 related to the company’s workforce reduction actions.
At December 31, 2025, the company had outstanding standby letters of credit and surety bonds totaling approximately $234 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material.
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
Critical accounting policies and estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. The company bases its estimates and judgments on historical experience and on other assumptions that it believes are reasonable under the circumstances; however, to the extent there are material differences between these estimates, judgments and assumptions and actual results, the financial statements will be affected. Although there are a number of accounting policies, methods and estimates affecting the company’s financial statements as described in Note 1, “Description of business and significant accounting policies,” of the Notes to Consolidated Financial Statements, the following critical accounting policies reflect the significant estimates, judgments and assumptions. The development and selection of these critical accounting policies have been determined by management of the company and the related disclosures have been reviewed with the Audit and Finance Committee of the Board of Directors.

Revenue recognition
Many of the company’s sales agreements contain standard business terms and conditions; however, some agreements contain multiple performance obligations or non-standard terms and conditions. As discussed in Note 1, “Description of business and significant accounting policies,” of the Notes to Consolidated Financial Statements, the company enters into arrangements that may include any combination of hardware, software or services. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting, including how many performance obligations are present in an arrangement, whether they should be treated as separate performance obligations and when to recognize revenue and under what method for each performance obligation.
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
At December 31, 2025 and 2024, the company had deferred tax assets in excess of deferred tax liabilities of $1,237.5 million and $1,236.5 million, respectively. For the reasons cited below, at December 31, 2025 and 2024, management determined that it is more likely than not that $65.5 million and $67.9 million, respectively, of such assets will be realized, resulting in a valuation allowance of $1,172.0 million and $1,168.6 million, respectively.
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s deferred tax assets is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual operating results, strategic operational and tax initiatives, legislative, and other economic factors and developments. See “Risk Factors” (Part I, Item 1A of this Form 10-K). The company records a tax provision or benefit for those international subsidiaries that do not have a full valuation allowance against their deferred tax assets. Any profit or loss recorded for the company’s U.S. operations will have no provision or benefit associated with it due to the company’s valuation allowance, except with respect to refundable tax credits and withholding taxes not creditable against future taxable income. As a result, the company’s provision or benefit for taxes may vary significantly from period to period depending on the geographic distribution of income.
Internal Revenue Code Sections 382 and 383 provide annual limitations with respect to the ability of a corporation to utilize its net operating loss (as well as certain built-in losses) and tax credit carryforwards, respectively (Tax Attributes), against future U.S. taxable income, if the corporation experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. The company regularly monitors ownership changes (as calculated for purposes of Section 382). The company determined that, for purposes of the rules of Section 382 described above, an ownership change occurred in 2011. Any future transaction or transactions and the timing of such transaction or transactions could trigger additional ownership changes under Section 382.
As a result of the ownership change in 2011, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2025 is approximately $456 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. federal cash tax liability in the near term. The company maintains a full valuation allowance against the realization of all U.S. deferred tax assets as well as certain foreign deferred tax assets in excess of deferred tax liabilities. See Note 6, “Income taxes,” of the Notes to Consolidated Financial Statements.
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

As permitted for purposes of computing pension expense, the company uses a calculated value of plan assets (which is further described below). This allows the effects of the performance of the pension plan’s assets on the company’s computation of pension income or expense to be amortized over future periods. A substantial portion of the company’s pension plan assets relates to its qualified defined benefit plans in the U.S.
Funding requirements for its U.S. qualified pension plans are calculated by the plan’s actuaries based on certain assumptions as permitted under current regulations. Changes to the benefit obligation caused by a 25 basis point change noted below are related to the balance sheet obligation and are not necessarily indicative of the impact on the funding liability.
At the end of each year, the company determines the discount rate to be used to calculate the present value of plan liabilities. Inherent in deriving the discount rate are significant assumptions with respect to the timing and magnitude of expected benefit payment obligations. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the company looks to rates of return on high-quality, fixed-income investments that (a) receive one of the two highest ratings given by a recognized ratings agency and (b) are currently available and expected to be available during the period to maturity of the pension benefits. At December 31, 2025, the company determined this rate to be 5.73% for its U.S. defined benefit pension plans, a decrease of 36 basis points from the rate used at December 31, 2024, and 5.08% for the company’s non-U.S. defined benefit pension plans, a decrease of 2 basis points from the rate used at December 31, 2024. A change of 25 basis points in the U.S. and non-U.S. discount rates causes a change in 2026 pension expense of approximately $400 thousand and $500 thousand, respectively, and a change of approximately $28 million and $39 million, respectively, in the benefit obligation. These estimates are intended to be illustrative based on a single 25 basis point change. The sensitivity to rate changes is not linear and additional changes in rates may result in a different impact on the pension liability. The net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred, as permitted.
A significant element in determining the company’s pension income or expense is the expected long-term rate of return on plan assets. The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considers the current expectations for future returns and the actual historical returns of each asset class. For 2026, the company has assumed that the expected long-term rate of return on U.S. plan assets will be 4.85%, and on the company’s non-U.S. plan assets will be 5.62%. A change of 25 basis points in the expected long-term rate of return for the company’s U.S. and non-U.S. pension plans causes a change of approximately $3 million and $4 million, respectively, in 2026 pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over four years. This produces the expected return on plan assets that is included in pension income or expense. The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains or losses affects the calculated value of plan assets and, ultimately, future pension income or expense. At December 31, 2025, for the company’s U.S. qualified defined benefit pension plans, the calculated value of plan assets was $1,351 million and the fair value was $1,301 million.
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
At a minimum, amortization of an unrecognized net gain or loss must be included as a component of net pension expense for a year if, as of the beginning of the year, that unrecognized net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the calculated value of plan assets. If amortization is required, the minimum amortization is that excess above the 10 percent divided by the average remaining life expectancy of the plan participants. For the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans, that period is approximately 14 and 22 years, respectively. At December 31, 2025, the estimated unrecognized loss for the company’s U.S. qualified defined benefit pension plans and the company’s non-U.S. pension plans was approximately $950 million and $770 million, respectively.
For the year ended December 31, 2025, the company recognized pension expense of $308.3 million, which included $228.2 million of settlement losses, compared with $182.8 million for the year ended December 31, 2024, which included $130.6 million of settlement losses. For 2026, the company expects to recognize pension expense of approximately $120 million. See Note 15, “Employee plans,” of the Notes to Consolidated Financial Statements.
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
During the third quarter of 2025, the company reviewed its estimated long-term expected future cash flows for its DWS reporting unit as operating results were below estimated forecast due to the impact of the slower pace of client signings driven by the current economic environment and industry dynamics. Based on this, the company concluded that a triggering event existed and conducted a quantitative goodwill assessment for the DWS reporting unit as of September 30, 2025. The fair value of the DWS reporting unit was estimated using a combination of discounted cash flows and market-based valuation methodologies as noted above. The discount rate and the expected gross profit margin rate applied in determining the DWS reporting unit’s fair value were 15.5% and 16.0%, respectively, with gross profit margin expected to trend up through 2028. Based on the goodwill impairment analysis performed during the third quarter of 2025, the carrying value of the DWS reporting unit exceeded its respective fair value, resulting in the recognition of a goodwill impairment charge of $55.0 million. A hypothetical 1% increase in the discount rate used in the determination of the DWS reporting unit’s fair value could have resulted in an increase in the goodwill impairment recorded of approximately $11 million. A hypothetical 1% decrease in gross profit margin through all periods used in the determination of the DWS reporting unit’s fair value could have resulted in an increase in the goodwill impairment recorded of approximately $32 million.
During the fourth quarter of 2025, the company performed a qualitative assessment for its DWS and ECS reporting units and a quantitative goodwill impairment test for its CA&I reporting unit. The assessments indicated that the DWS reporting unit had a fair value that equaled its carrying value and all the other reporting units’ fair values exceeded their carrying values, as such no additional impairment charge was recognized as of as of December 31, 2025. The CA&I reporting unit had a fair value in excess of book value, including goodwill, of 20%.
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

Goodwill by reporting unit at December 31, 2025, was as follows:

Reporting unit	Carrying Amount
DWS	$47.2
CA&I	54.5
ECS	92.1
Total	$193.8

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The company has exposure to interest rate risk from its debt. In an effort to manage interest rate exposures, the company strives to achieve an acceptable balance between fixed and variable debt positions. As of December 31, 2025, substantially all of the company’s total long-term debt is at a fixed rate and therefore does not expose the company to risk related to rising interest rates. See Note 13, “Debt,” of the Notes to Consolidated Financial Statements. Although at December 31, 2025 the company had no outstanding borrowings under the Amended and Restated ABL Credit Facility, future borrowings, if any, will be subject to variable interest rates.
As of December 31, 2025, the company had outstanding $687.2 million ($700 million face value) of 10.625% Senior Secured Notes due 2031 (the 2031 Notes). As the 2031 Notes have a fixed interest rate, the company does not have financial and economic exposure related to rising interest rates with respect to the 2031 Notes. However, the fair value of fixed rate instruments fluctuates when interest rates change. As of December 31, 2025, the fair value of the 2031 Notes was $717.5 million.
Foreign currency exchange rate risk
The company is also exposed to foreign currency exchange rate risks. The company is a net receiver of currencies other than the U.S. dollar and, as such, can benefit from a weaker dollar, and can be adversely affected by a stronger dollar relative to currencies worldwide, primarily the Australian dollar, Brazilian real, British pound sterling, Mexican pesos and euro. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may adversely affect consolidated revenue and operating margins as expressed in U.S. dollars. Currency exposure gains and losses are mitigated by purchasing components and incurring expenses in local currencies.
In connection with the company's global cash management operations, the company maintains various intercompany lending arrangements, some of which are denominated in currencies other than the applicable entities’ functional currencies. As a result, the remeasurement of these balances exposes the company to foreign currency exchange risk. During 2025, the company ceased its use of foreign currency forward contracts, which had previously mitigated the impact of exchange rate fluctuations in these intercompany balances. The company expects increased volatility in its consolidated statement of income (loss) related to the remeasurement of these foreign currency denominated intercompany balances.

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
Grant Thornton LLP, an independent registered public accounting firm, has audited the company’s 2025 consolidated financial statements. Its accompanying report is based on an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
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
Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the company maintained effective internal control over financial reporting as of December 31, 2025, based on the specified criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

/s/ Michael M. Thomson	/s/ Debra McCann
Michael M. Thomson	Debra McCann
Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Unisys Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Unisys Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026, expressed an unqualified opinion.
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
Goodwill impairment assessment for Digital Workplace Solutions
As described further in Note 12 to the consolidated financial statements, the Company’s goodwill balance related to the Digital Workplace Solutions (“DWS”) reporting unit was $47.2 million as of December 31, 2025. Management evaluates goodwill for impairment annually on October 1st of each year or whenever events or changes in circumstances indicate potential impairment has occurred. We identified the Company’s estimation of the fair value of the DWS reporting unit as a critical audit matter.
The principal considerations for our determination that the estimation of the fair value of the DWS reporting unit is a critical audit matter are that there are significant judgments required by management when estimating the fair value of the reporting unit using the income approach. In particular, the fair value estimate was sensitive to assumptions used to estimate future revenues and cash flows, including revenue growth rates, gross margin, and the discount rate, applied by the Company.
Our audit procedures related to the estimation of the fair value of the DWS reporting unit included the following, among others:
•We tested the effectiveness of controls relating to management’s review of the assumptions used to develop the future cash flows, the discount rate used, and valuation methodologies applied.
•We evaluated the reasonableness of management’s forecasted financial results by:
◦Assessing the reasonableness of management’s long term growth rates by comparing the rates to industry projections and conditions found in industry reports and

◦Testing forecasted revenues and expected future cash flows by comparing forecasted amounts to actual historical results to identify significant changes, and corroborating the basis for such changes, as applicable.
•We utilized an internal valuation specialist to evaluate:
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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Unisys Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Unisys Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026, expressed an unqualified opinion.
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

/s/ GRANT THORNTON LLP
Philadelphia, Pennsylvania
February 25, 2026

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Millions, except per share data)

Year ended December 31,	2025	2024	2023
Revenue	1,950.1	2,008.4	2,015.4
Costs and expenses
Cost of revenue	1,400.8	1,422.5	1,464.1
Selling, general and administrative	391.2	424.2	450.3
Research and development	24.6	25.2	24.1
Goodwill impairment	55.0	39.1	—
	1,871.6	1,911.0	1,938.5
Operating income	78.5	97.4	76.9
Interest expense	53.4	31.9	30.8
Other (expense), net	(297.3)	(140.8)	(393.9)
Loss before income taxes	(272.2)	(75.3)	(347.8)
Provision for income taxes	67.8	117.9	79.3
Consolidated net loss	(340.0)	(193.2)	(427.1)
Net (loss) income attributable to noncontrolling interests	(0.2)	0.2	3.6
Net loss attributable to Unisys Corporation	$(339.8)	$(193.4)	$(430.7)
Loss per share attributable to Unisys Corporation
Basic	$(4.79)	$(2.79)	$(6.31)
Diluted	$(4.79)	$(2.79)	$(6.31)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions)

Year ended December 31,	2025	2024	2023
Consolidated net loss	$(340.0)	$(193.2)	$(427.1)
Other comprehensive income
Foreign currency translation	119.8	(73.4)	67.9
Pension and postretirement adjustments, net of tax of $(8.5) in 2025, $9.0 in 2024 and $(32.2) in 2023	209.9	117.0	181.1
Total other comprehensive income	329.7	43.6	249.0
Comprehensive loss	(10.3)	(149.6)	(178.1)
Comprehensive income (loss) attributable to noncontrolling interests	0.2	0.7	(23.1)
Comprehensive loss attributable to Unisys Corporation	$(10.5)	$(150.3)	$(155.0)
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except par value per share information)

As of December 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$413.9	$376.5
Accounts receivable, net	437.7	467.2
Contract assets	10.9	16.0
Inventories	13.8	16.4
Prepaid expenses and other current assets	127.7	103.2
Total current assets	1,004.0	979.3
Properties, net	53.1	57.1
Capitalized contract costs, net	73.6	31.2
Marketable software, net	166.1	165.0
Operating lease right-of-use assets	38.4	38.4
Prepaid pension and postretirement assets	21.3	25.6
Deferred income taxes	96.9	96.6
Goodwill	193.8	247.9
Intangible assets, net	31.2	35.5
Restricted cash	7.8	14.1
Other long-term assets	160.0	181.6
Total assets	$1,846.2	$1,872.3
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$12.7	$5.0
Accounts payable	81.2	97.9
Deferred revenue	228.5	210.4
Other accrued liabilities	333.5	314.7
Total current liabilities	655.9	628.0
Long-term debt	729.0	488.2
Long-term pension and postretirement liabilities	517.7	816.4
Long-term deferred revenue	100.7	108.8
Long-term operating lease liabilities	30.6	28.9
Other long-term liabilities	80.6	71.3
Commitments and contingencies (see Note 16)
Deficit:
Common stock, par value $.01 per share (150.0 shares authorized; shares issued: 2025, 78.1 and 2024, 75.6)	0.8	0.8
Accumulated deficit	(2,478.9)	(2,139.1)
Treasury stock, shares at cost: 2025, 6.7 and 2024, 6.0	(161.8)	(158.5)
Paid-in capital	4,785.2	4,770.6
Accumulated other comprehensive loss	(2,427.9)	(2,757.2)
Total Unisys Corporation stockholders' deficit	(282.6)	(283.4)
Noncontrolling interests	14.3	14.1
Total deficit	(268.3)	(269.3)
Total liabilities and deficit	$1,846.2	$1,872.3
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions)

Year ended December 31,	2025	2024	2023
Cash flows from operating activities
Consolidated net loss	$(340.0)	$(193.2)	$(427.1)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Foreign currency losses	5.8	14.5	0.2
Loss on debt extinguishment	7.0	—	—
Employee stock compensation	15.1	21.2	17.2
Depreciation and amortization of properties	23.5	24.3	29.1
Depreciation and amortization of capitalized contract costs	17.1	22.6	50.3
Amortization of marketable software	50.3	52.3	49.7
Amortization of intangible assets	4.3	7.2	9.7
Goodwill impairment	55.0	39.1	—
Other non-cash operating activities	4.6	0.2	7.0
Gain on sale of properties	(4.3)	—	—
Pension and postretirement contributions	(345.3)	(27.1)	(48.0)
Pension and postretirement expense	309.0	182.2	388.5
Deferred income taxes, net	7.7	35.6	24.5
Changes in operating assets and liabilities:
Receivables, net and contract assets	79.8	(24.5)	4.2
Inventories	3.0	(1.7)	—
Other assets	(24.5)	(21.5)	(25.5)
Accounts payable and current liabilities	(28.8)	(20.7)	(20.9)
Other liabilities	20.7	24.6	15.3
Net cash (used for) provided by operating activities	(140.0)	135.1	74.2
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	2,342.1	3,077.1	2,751.6
Purchases of foreign exchange forward contracts	(2,305.1)	(3,094.4)	(2,740.4)
Investment in marketable software	(47.6)	(47.5)	(46.0)
Capital additions of properties and other assets	(30.0)	(32.3)	(32.7)
Net proceeds from sale of properties	8.9	—	—
Other	(0.1)	(0.3)	(2.1)
Net cash used for investing activities	(31.8)	(97.4)	(69.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	700.0	—	—
Payments of long-term debt	(492.1)	(15.4)	(16.9)
Issuance costs relating to long-term debt	(14.1)	—	—
Cash paid for debt extinguishment	(4.2)	—	—
Other	(3.6)	(2.7)	(0.4)
Net cash provided by (used for) financing activities	186.0	(18.1)	(17.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	16.9	(25.7)	6.7
Increase (decrease) in cash, cash equivalents and restricted cash	31.1	(6.1)	(6.0)
Cash, cash equivalents and restricted cash, beginning of year	390.6	396.7	402.7
Cash, cash equivalents and restricted cash, end of year	$421.7	$390.6	$396.7
See notes to consolidated financial statements.

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2022	$21.8	$(14.7)	$0.7	$(1,515.0)	$(156.0)	$4,731.6	$(3,076.0)	$36.5
Consolidated net (loss) income	(427.1)	(430.7)		(430.7)				3.6
Stock-based activity	17.9	17.9			(0.4)	18.3
Translation adjustments	67.9	64.6					64.6	3.3
Pension and postretirement plans	181.1	211.1					211.1	(30.0)
Balance at December 31, 2023	$(138.4)	$(151.8)	$0.7	$(1,945.7)	$(156.4)	$4,749.9	$(2,800.3)	$13.4
Consolidated net (loss) income	(193.2)	(193.4)		(193.4)				0.2
Stock-based activity	18.7	18.7	0.1		(2.1)	20.7
Translation adjustments	(73.4)	(71.9)					(71.9)	(1.5)
Pension and postretirement plans	117.0	115.0					115.0	2.0
Balance at December 31, 2024	$(269.3)	$(283.4)	$0.8	$(2,139.1)	$(158.5)	$4,770.6	$(2,757.2)	$14.1
Consolidated net loss	(340.0)	(339.8)		(339.8)				(0.2)
Stock-based activity	11.3	11.3			(3.3)	14.6
Translation adjustments	119.8	112.9					112.9	6.9
Pension and postretirement plans	209.9	216.4					216.4	(6.5)
Balance at December 31, 2025	$(268.3)	$(282.6)	$0.8	$(2,478.9)	$(161.8)	$4,785.2	$(2,427.9)	$14.3
See notes to consolidated financial statements.

UNISYS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except share and per share amounts)
Note 1 — Description of business and significant accounting policies
Description of business Unisys Corporation, a Delaware corporation (Unisys, we, our, or the company), is a global information technology solutions company. The company delivers strategic guidance and essential capabilities to its worldwide clients, enabling them to architect, develop, modernize, implement and integrate the technologies that support their organizations. With a long history, Unisys solutions and services are provided through global capabilities, which allows us to execute large-scale, rapid technology migration, and modernization projects to create breakthroughs and outcomes that matter for the company’s clients.
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
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the company’s consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

As of December 31,	2025	2024
Cash and cash equivalents	$413.9	$376.5
Restricted cash	7.8	14.1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$421.7	$390.6
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
Capitalized contract costs Capitalized contract costs include deferred commissions, costs to fulfill a contract and other capitalized assets.
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
The remaining balance of capitalized contract costs, net is comprised of fixed assets and software used in connection with certain client contracts. These costs are capitalized and depreciated over the shorter of the initial contract life or in accordance with the company’s fixed asset policy described above. The gross amount of these assets totaled $357.4 million and $365.9 million as of December 31, 2025 and 2024, respectively, and related accumulated amortization totaled $309.2 million and $354.8 million as of December 31, 2025 and 2024, respectively.
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
Marketable software The cost of development of computer software to be sold or leased, incurred subsequent to establishment of technological feasibility, is capitalized and amortized to cost of sales over the estimated revenue-producing lives of the products. For the company’s proprietary enterprise software products, the amortization period is five years following product release, and for the remaining products, the amortization period is three years following product release. In assessing the estimated revenue-producing lives and recoverability of the products, the company considers operating strategies, underlying technologies utilized, estimated economic life and external market factors, such as expected levels of competition, barriers to entry by potential competitors, stability in the market and governmental regulation. The company continually reassesses the estimated revenue-producing lives of the products and any change in the company’s estimate could result in the remaining amortization expense being accelerated or spread out over a longer period. As of December 31, 2025, the company believes that all unamortized costs are fully recoverable. The gross amount of marketable software totaled $2,298.5 million and $2,256.2 million as of December 31, 2025 and 2024, respectively, and related accumulated amortization totaled $2,132.4 million and $2,091.2 million as of December 31, 2025 and 2024, respectively.
Internal-use software The company capitalizes certain internal and external costs incurred to acquire or create internal-use software, principally related to software coding, designing system interfaces, and installation and testing of the software. These costs are amortized in accordance with the company’s fixed asset policy described above.
Cloud Computing Arrangements For cloud computing arrangements that meet the definition of a service contract, the company capitalizes implementation costs incurred during the application development stage and until the software is ready for its intended use and then amortizes the costs on a straight-line basis over the related cloud computing arrangement. At December 31, 2025 and 2024, the amounts capitalized for cloud computing arrangements related primarily to the company’s deferred implementation costs for its new enterprise resource planning system and totaled $30.6 million and $24.1 million, respectively, of which $15.6 million and $7.6 million, respectively, were included within prepaid expenses and other current assets, and $15.0 million and $16.5 million, respectively, were included within other long-term assets on the company’s consolidated balance sheets.
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

In January 2025, the company changed its organizational structure to better align its portfolio of solutions to more effectively address evolving client needs and take further advantage of the synergies across the company’s reportable segments. See Note 18, “Segment information” for additional information on the changes to the company’s operating and reportable segments. These changes did not change the company’s reporting units but were deemed a triggering event, resulting in an interim goodwill analysis in the first quarter of 2025 on the reporting units impacted as of immediately before and immediately after the change. There were no impairment charges resulting from this analysis.
During the third quarter of both 2025 and 2024, the company reviewed its estimated long-term expected future cash flows for its Digital Workplace Solutions (DWS) reporting unit as operating results were below estimated forecast due to the impact of the slower pace of client signings driven by industry and macro-economic dynamics. As such, the company concluded that a triggering event existed as of both September 30, 2025 and 2024 and conducted quantitative goodwill assessments for the DWS reporting unit. The fair value of the DWS reporting unit was estimated using both the income approach and the market approach using a weighted methodology to determine its fair value. Based on the goodwill impairment analyses, the carrying value of the DWS reporting unit exceeded its respective fair value, resulting in the recognition of goodwill impairment charges of $55.0 million and $39.1 million in the third quarter of 2025 and 2024, respectively.
During the fourth quarter of 2025, the company performed a quantitative goodwill impairment testing for its Cloud, Applications & Infrastructure Solutions (CA&I) reporting unit and a qualitative goodwill impairment testing for its DWS and Enterprise Computing Solutions (ECS) reporting units.
The company uses both the income approach and the market approach to estimate the fair value of the reporting units for its quantitative goodwill impairment testing.
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
The company completed the goodwill assessments in the fourth quarter of 2025 and no additional impairment charge was recognized as of December 31, 2025.
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
Operating leases are included in operating lease right-of-use (ROU) assets, other accrued liabilities and long-term operating lease liabilities on the company’s consolidated balance sheets. Operating lease ROU assets and lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term.
Finance leases are included in capitalized contract costs, net and long-term debt on the company’s consolidated balance sheets. Finance lease ROU assets and lease liabilities are initially measured in the same manner as operating leases. Finance lease ROU assets are amortized using the straight-line method. Finance lease liabilities are measured at amortized cost using the effective interest method.
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
Operating and finance leases ROU assets are subject to evaluation for impairment or disposal consistent with other long-lived assets.
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
In the DWS and the CA&I segments, substantially all of the company’s performance obligations are satisfied over time as work progresses and therefore substantially all of the revenue in these segments is recognized over time. The company generally receives payment for these contracts over time as the performance obligations are satisfied.
In the ECS segment, substantially all of the company’s sales of software and hardware are transferred to customers at a single point in time. Revenue on these contracts is recognized when control over the product is transferred to the customer or a software license term begins. The company generally receives payment for these contracts upon signature or within 30 to 60 days.
The company discloses disaggregation of its customer revenue by services and technology (see Note 9, “Revenue”) and by geographic areas (see Note 18, “Segment information”).
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
Advertising costs All advertising costs are expensed as incurred and reported in selling, general and administrative expenses in the company’s consolidated statements of income (loss). The amount charged to the expense during 2025, 2024 and 2023 was $13.6 million, $10.8 million and $10.7 million, respectively.
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

Compensation expense for market-based awards is recognized as expense ratably over the measurement period, regardless of the actual level of achievement, provided the service requirement is met. The fair value of restricted stock and restricted stock units (RSUs) with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation. The expense is recorded in selling, general and administrative expenses.
Cost reduction actions The company from time to time initiates cost reduction actions designed to improve operating efficiency, reduce costs and align the company’s workforce and facility structures to its overall business plan. These actions may include workforce reductions, consolidating or closing facilities, exiting foreign countries, and other related actions to support strategic objectives and enhance future performance.
Severance charges related to workforce reductions are recognized in accordance with the company’s employee termination benefit plans and applicable statutory requirements. The company records a liability for employee termination benefits either when it is probable that an employee is entitled to it and the amount of benefits can be reasonably estimated or when management has communicated the termination plan to employees within other accrued liabilities on the company’s consolidated balance sheets. Other liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred. Any changes in estimates related to these charges are recorded in the period when such changes are identified.
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
The company treats the Global Intangible Low-Tax Income (GILTI) tax as a period cost when included in U.S. taxable income, and the Base Erosion and Anti-Abuse (BEAT) tax, as a period cost when incurred.
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
Fair value measurements Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the company assumes that the transaction is an orderly transaction that assumes exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities; it is not a forced transaction (for example, a forced liquidation or distress sale). The fair value hierarchy has three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the company can access at the measurement date; Level 2 – Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and Level 3 – Unobservable inputs for the asset or liability. The company has applied fair value measurements to its derivatives (see Note 10, “Financial instruments and concentration of credit risks”), long-term debt (see Note 13, “Debt”), and to its pension and postretirement plan assets (see Note 15, “Employee plans”).
Reclassification Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.
Note 2 — Recent accounting pronouncements and accounting changes
Accounting Pronouncements Adopted
Effective for the company’s fiscal year ended December 31, 2025, the company adopted Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (ASU 2023-09), issued by the Financial Accounting Standards Board (FASB), which enhances annual disclosures relating to the rate reconciliation and requires income taxes paid disclosures disaggregated by jurisdiction among other amendments. The adoption of ASU 2023-09 did not have a material impact to the company’s consolidated financial statements and the required disclosures on income taxes were applied on a prospective basis, see Note 6, “Income taxes.”
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, requiring additional disclosures about certain costs and expenses in the notes to the financial statements on an annual interim basis. The update is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted on either a prospective or retrospective basis. ASU 2024-03 is not expected to have a material effect on the company’s consolidated financial statements.
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
Note 3 — Cost-reduction actions
Cost-reduction charges and other costs recognized were as follows:

Year ended December 31,	2025	2024	2023
Workforce reductions:
Severance and other employee costs	$27.6	$23.7	$15.2
Changes in estimates	(4.6)	(10.2)	(6.9)
Total workforce reductions	23.0	13.5	8.3
Lease abandonment costs	4.3	—	—
Asset impairment charges and write-offs (i)	3.2	4.4	1.1
Other cost reduction efforts, net (ii)	—	0.1	3.6
Total	$30.5	$18.0	$13.0
(i) Asset impairment charges and write-offs relate to assets associated with exited operations and facilities.
(ii) Other cost reduction efforts, net primarily include consulting fees and changes in estimates related to other cost-reduction efforts.
The charges (credits) included in the table above were recorded in the following statement of income (loss) classifications:

Year ended December 31,	2025	2024	2023
Cost of revenue	$18.0	$12.1	$5.6
Selling, general and administrative	9.4	6.0	6.9
Research and development	3.1	(0.1)	0.5
Total	$30.5	$18.0	$13.0
Liabilities and expected future payments related to the company’s workforce reduction actions are as follows:

Year ended December 31,	2025	2024	2023
Cost reduction liabilities, at beginning of year	$13.0	$9.4	$11.7
Provision	27.6	23.7	15.2
Payments	(12.0)	(9.6)	(10.8)
Changes in estimates	(4.6)	(10.2)	(6.9)
Translation adjustments	0.8	(0.3)	0.2
Cost reduction liabilities, at end of year	$24.8	13.0	9.4

Expected future payments on balance at December 31, 2025:
In 2026	$24.8

Note 4 — Leases and commitments
The components of lease expense are as follows:

Year ended December 31,	2025	2024	2023
Operating lease cost	$19.0	$22.8	$26.0
Finance lease cost
Amortization of right-of-use assets	1.3	0.1	0.2
Interest on lease liabilities	1.6	—	—
Total finance lease cost	2.9	0.1	0.2
Short-term lease costs	2.8	0.5	0.7
Variable lease cost	13.6	12.7	10.3
Sublease income	(0.2)	(0.5)	(1.1)
Total lease cost	$38.1	$35.6	$36.1
Supplemental balance sheet information related to leases is as follows:

As of December 31,	2025	2024
Operating Leases
Operating lease right-of-use assets	$38.4	$38.4
Other accrued liabilities	16.0	15.0
Long-term operating lease liabilities	30.6	28.9
Total operating lease liabilities	$46.6	$43.9

Finance Leases
Capitalized contract costs, net	$36.7	$—
Current maturities of long-term debt	7.2	0.5
Long-term debt	34.0	2.3
Total finance lease liabilities	$41.2	$2.8

Weighted-Average Remaining Lease Term (in years)
Operating leases	3.8	3.9
Finance leases	4.7	4.6

Weighted-Average Discount Rate
Operating leases	9.2%	9.1%
Finance leases	9.0%	6.1%
Supplemental cash flow information related to leases is as follows:

Years ended December 31,	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash payments for operating leases included in operating activities	$20.3	$26.2	$31.5
Cash payments for finance leases included in financing activities	1.7	0.1	0.2
ROU assets obtained in exchange for lease obligations are as follows:

Years ended December 31,	2025	2024
Operating leases	$13.6	$21.3
Finance leases	39.2	—

Maturities of lease liabilities as of December 31, 2025 are as follows:

Year	Finance Leases	Operating Leases
2026	$10.8	$19.4
2027	10.8	12.0
2028	10.8	8.6
2029	10.5	6.5
2030	8.2	4.8
Thereafter	—	3.5
Total lease payments	51.1	54.8
Less imputed interest	9.9	8.2
Total	$41.2	$46.6
For transactions where the company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease and for sales-type leases at the inception of the lease term. As of December 31, 2025, receivables under sales-type leases before the allowance for unearned income were collectible as follows:

Year
2026	$8.4
2027	6.8
2028	5.4
2029	5.1
2030	—
Thereafter	—
Total	$25.7
Other Commitments
At December 31, 2025, the company had outstanding standby letters of credit and surety bonds totaling approximately $234 million related to performance and payment guarantees. On the basis of experience with these arrangements, the company believes that any obligations that may arise will not be material. In addition, at December 31, 2025, the company had deposits and collateral of approximately $5 million in other long-term assets, principally related to tax contingencies in Brazil.

Note 5 — Other (expense), net
Other (expense), net is comprised of the following:

Year ended December 31,	2025	2024	2023
Pension and postretirement expense(i)	$(307.4)	$(180.8)	$(387.1)
Loss on debt extinguishment	(7.0)	—	—
Foreign exchange losses(ii)	(5.8)	(14.5)	(0.2)
Interest income(iii)	20.7	23.2	26.3
Other, net(iv)	2.2	31.3	(32.9)
Total other (expense), net	$(297.3)	$(140.8)	$(393.9)
(i) Pension and postretirement expense includes $228.2 million, $130.6 million and $348.9 million of settlement losses, respectively, in 2025, 2024 and 2023 related to the company’s defined benefit pension plans. See Note 15, “Employee plans.”
(ii) Foreign exchange losses include gains (losses) from remeasuring cash, receivables, payables and intercompany balances denominated in foreign currencies, as well as gains (losses) on foreign exchange forward contracts. In 2025, the company ceased its use of foreign currency forward contracts. See Note 10, “Financial instruments and concentration of credit risks” for details on the company’s foreign exchange forward contracts. Additionally, these amounts include gains (losses) related to the substantial completion of liquidation of certain foreign subsidiaries of $(2.7) million, $2.6 million and $(3.7) million, respectively, in 2025, 2024 and 2023.
(iii) Interest income relates primarily to interest earned from cash and short-term investments.
(iv) Other, net generally consists of environmental costs related to previously disposed businesses and other miscellaneous items. In 2025, other, net includes a $4.3 million gain on the sale of a property. See Note 11, “Properties” for additional details on the property sale. In 2024, other, net included a $40.0 million gain related to a favorable settlement of a litigation matter and a net gain of $14.9 million related to a favorable judgment received in a Brazilian services tax matter.

Note 6 — Income taxes
The components of the loss before income taxes and the provision for income taxes for the year ended December 31, 2025 in accordance with the disclosure requirements of ASU 2023-09 are as follows:

Year ended December 31,	2025
Income (loss) before income taxes
United States	$(451.0)
Foreign	178.8
Total loss before income taxes	$(272.2)
Provision for income taxes
Current
Federal	$—
State	1.2
Foreign	58.9
Total current	60.1
Deferred
Federal	$—
State	—
Foreign	7.7
Total provision for income taxes	$67.8
The components of the loss before income taxes and the provision for income taxes for the years ended December 31, 2024 and 2023 as previously disclosed prior to the adoption of ASU 2023-09 are as follows:

Year ended December 31,	2024	2023
Income (loss) before income taxes
United States	$(268.7)	$(545.5)
Foreign	193.4	197.7
Total loss before income taxes	$(75.3)	$(347.8)
Provision for income taxes
Current
United States	$21.1	$8.8
Foreign	61.2	46.0
Total current	82.3	54.8
Deferred
United States	18.7	—
Foreign	16.9	24.5
Total provision for income taxes	$117.9	$79.3

The following table is a reconciliation of the benefit for income taxes at the United States (U.S.) statutory tax rate to the company’s effective tax rate for the year ended December 31, 2025 in accordance with the disclosure requirements of ASU 2023-09:

Year ended December 31,	2025
	Amount	Percent
U.S. statutory income tax benefit	$(57.2)	21.0%
State and local income taxes, net of federal benefit (i)	1.0	(0.4)%
Effect of cross-border tax laws
GILTI	10.1	(3.7)%
Income from branches	3.2	(1.2)%
Other	0.5	(0.2)%
Change in valuation allowances	66.1	(24.3)%
Nontaxable and nondeductible items:
Goodwill impairment	11.6	(4.3)%
Limitation on deduction for executive compensation	3.1	(1.1)%
Other	0.7	(0.3)%
Other adjustments	(0.4)	0.1%
Foreign tax effects
Brazil
Effect of rates different than statutory	7.2	(2.6)%
Income tax withholding	3.2	(1.2)%
Other	(0.7)	0.3%
Costa Rica
Income tax withholding	3.7	(1.4)%
Other	1.6	(0.6)%
Germany
Changes in valuation allowances	(4.3)	1.6%
Other	0.4	(0.1)%
India
Income tax withholding	3.3	(1.2)%
Other	1.0	(0.4)%
Philippines
Changes in valuation allowances	3.6	(1.3)%
Other	(1.1)	0.4%
United Kingdom
Effect of rates different than statutory	4.1	(1.5)%
Changes in valuation allowances	(6.2)	2.3%
Other	(0.4)	0.1%
Other foreign jurisdictions	13.4	(4.9)%
Changes in unrecognized tax benefits	0.3	(0.1)%
Provision for income taxes	$67.8	(24.9)%
(i) State and local income taxes in California, Connecticut and Pennsylvania comprise the majority of the state taxes, net of federal benefit in this category.

The following table is a reconciliation of the benefit for income taxes at the U.S statutory tax rate to the provision for income taxes as reported for the years ended December 31, 2024 and 2023 as previously disclosed prior to the adoption of ASU 2023-09:

Year ended December 31,	2024	2023
U.S. statutory income tax benefit	$(15.8)	$(73.0)
Income and losses for which no provision or benefit has been recognized	63.0	123.2
Foreign rate differential and other foreign tax expense	8.9	12.7
Income tax withholdings	23.0	14.0
Additional tax expense on undistributed foreign earnings	27.3	—
Permanent items	1.2	(3.0)
Change in uncertain tax positions	1.3	3.8
Change in valuation allowances	7.9	2.1
United States income tax benefit	—	(0.6)
Other	1.1	0.1
Provision for income taxes	$117.9	$79.3
The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities were as follows:

As of December 31,	2025	2024
Deferred tax assets
Tax loss carryforwards	$841.4	$787.6
Pension and postretirement benefits	123.9	196.5
Foreign tax credit carryforwards	41.8	61.9
Other tax credit carryforwards	30.0	29.5
Deferred revenue	34.4	48.2
Employee benefits and compensation	25.0	31.2
Purchased capitalized software	16.2	18.4
Depreciation	23.4	28.6
Capitalized costs	28.8	9.3
Capitalized research and development	19.6	6.7
Warranty, bad debts and other reserves	5.5	2.9
Other	103.3	76.0
	1,293.3	1,296.8
Valuation allowance	(1,172.0)	(1,168.6)
Total deferred tax assets	$121.3	$128.2
Deferred tax liabilities
Undistributed earnings of foreign subsidiaries	$31.3	$27.7
Other	24.5	32.6
Total deferred tax liabilities	$55.8	$60.3
Net deferred tax assets	$65.5	$67.9

Changes in the valuation allowance were as follows:

Year ended December 31,	2025	2024	2023
Valuation allowance, at beginning of year	$(1,168.6)	$(1,150.1)	$(1,110.5)
Actuarial pension adjustments	63.8	24.8	84.5
Expired net operating losses/tax credits	46.3	35.2	42.9
Foreign exchange	(28.2)	15.5	(6.8)
Recognition of income tax benefit (expense)(i)	(80.1)	(56.0)	(125.9)
Other	(5.2)	(38.0)	(34.3)
Valuation allowance, at end of year	$(1,172.0)	$(1,168.6)	$(1,150.1)
(i) Includes U.S. pension activity of $3.8 million, ($44.8) million and ($95.9) million in 2025, 2024 and 2023, respectively.
The company has tax effected tax loss carryforwards as follows:

As of December 31,	2025
Federal	$381.5
State and local	201.1
Foreign	258.8
Total tax loss carryforwards	$841.4
These carryforwards will expire as follows:

Year
2026	$13.7
2027	16.8
2028	95.8
2029	4.5
2030	48.5
Thereafter	326.2
Unlimited	335.9
Total	$841.4
The company also has available tax credit carryforwards, which will expire as follows:

Year
2026	$33.7
2027	9.1
2028	0.3
2029	0.6
2030	0.4
Thereafter	27.7
Total	$71.8
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
The realization of the company’s net deferred tax assets as of December 31, 2025, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual operating results, strategic operational and tax initiatives, legislative, and other economic factors and developments. During 2025, the company determined that a portion of its non-U.S.

net deferred tax assets no longer required a valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2025 was approximately $5.3 million tax benefit, primarily in Germany. During 2024, the company determined that a portion of its non-U.S. net deferred tax assets required an additional valuation allowance. The net change in the valuation allowances impacting the effective tax rate in 2024 was approximately $7.9 million tax expense, primarily in the United Kingdom.
Under U.S. tax law, distributions from foreign subsidiaries to U.S. shareholders are generally exempt from taxation, except for certain federal and states taxes. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. The company is no longer asserting indefinite reinvestment of earnings of certain foreign subsidiaries. At December 31, 2025 and 2024, the related deferred tax liability was $31.3 million and $27.7 million, respectively, which is included within other long-term liabilities on the company’s consolidated balance sheets. At December 31, 2025, the unrecognized deferred income tax liability was approximately $7.7 million for those foreign subsidiaries for which the company currently intends to indefinitely reinvest the earnings and for which no provision has been made for income taxes that may become payable upon distribution of the earnings of such subsidiaries .
Cash paid for income taxes, net of refunds in accordance with the disclosure requirements of ASU 2023-09 was as follow for the year ended December 31, 2025:

Year ended December 31,	2025
Federal	$—
State	2.5
Foreign:
Brazil	23.9
Costa Rica	11.8
India	7.9
Mexico	7.5
United Kingdom	6.8
Other	14.4
Total cash paid for income taxes, net of refunds	$74.8
Cash paid for income taxes as reported for the years ended December 31, 2024 and 2023 as previously disclosed prior to the adoption of ASU 2023-09 was as follows:

Year ended December 31,	2024	2023
Cash paid for income taxes, net of refunds	$56.4	$63.4
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,	2025	2024	2023
Balance at January 1	$13.5	$20.9	$17.8
Additions based on tax positions related to the current year	2.0	2.5	4.6
Changes for tax positions of prior years	0.5	(3.4)	2.6
Reductions as a result of a lapse of applicable statute of limitations	(2.2)	(5.8)	(4.6)
Settlements	(0.3)	(0.5)	—
Changes due to foreign currency	0.4	(0.2)	0.5
Balance at December 31	$13.9	$13.5	$20.9
The company recognizes penalties and interest accrued related to income tax liabilities in the provision for income taxes in its consolidated statements of income (loss). At December 31, 2025 and 2024, the company had an accrual of $5.5 million and $5.0 million, respectively, for the payment of penalties and interest. For the years ended December 31, 2025, 2024 and 2023, the company recognized tax expense related to interest of $0.5 million, $0.4 million and $0.8 million, respectively.
At December 31, 2025, all of the company’s liability for unrecognized tax benefits, if recognized, would affect the company’s effective tax rate.

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
As a result of the ownership change in 2011, utilization for certain of the company’s Tax Attributes, U.S. net operating losses and tax credits, is subject to an overall annual limitation of $70.6 million. The cumulative limitation as of December 31, 2025, is approximately $456 million. This limitation will be applied to any net operating losses and then to any other Tax Attributes. Any unused limitation may be carried over to later years. Based on presently available information and the existence of tax planning strategies, the company does not expect to incur a U.S. federal cash tax liability in the near term.
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
Note 7 — Earnings (loss) per common share
The following table provides the calculations for the company’s earnings (loss) per common share attributable to Unisys Corporation (shares in thousands):

Year ended December 31,	2025	2024	2023
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(339.8)	$(193.4)	$(430.7)
Weighted average shares	70,994	69,199	68,254
Basic loss per common share	$(4.79)	$(2.79)	$(6.31)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(339.8)	$(193.4)	$(430.7)
Weighted average shares	70,994	69,199	68,254
Plus incremental shares from assumed conversions of employee stock plans	—	—	—
Adjusted weighted average shares	70,994	69,199	68,254
Diluted loss per common share	$(4.79)	$(2.79)	$(6.31)

Anti-dilutive weighted-average restricted stock units(i)	2,616	2,340	945
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
Revenue recognized in excess of billings on services contracts, or unbilled accounts receivable, was $101.9 million and $95.3 million at December 31, 2025 and 2024, respectively.
Unearned income related to sales-type leases, which represents the interest portion not yet earned, is reported as a deduction from accounts receivable. These amounts were $3.2 million and $5.4 million at December 31, 2025 and 2024, respectively.
The allowance for credit losses, which is reported as a deduction from accounts receivable, was $4.3 million and $7.6 million at December 31, 2025 and 2024, respectively. The provision for credit losses, which is reported in selling, general and administrative expenses in the company’s consolidated statements of income (loss), was expense (income) of $0.9 million, $(1.2) million and $(0.2) million, in 2025, 2024 and 2023, respectively.
Additionally, long-term receivables were $27.6 million and $43.7 million at December 31, 2025 and 2024, respectively, and are reported in other long-term assets on the company’s consolidated balance sheets.
Note 9 — Revenue
The following table presents the company’s revenue disaggregated by type of revenue:

Year ended December 31,	2025	2024	2023
Services	$1,611.0	$1,665.3	$1,665.9
Technology(i)	339.1	343.1	349.5
Total revenue	$1,950.1	$2,008.4	$2,015.4
(i) Technology represents hardware and software license revenue.
Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

As of December 31,	2025	2024
Contract assets - current	$10.9	$16.0
Contract assets - long-term(i)	4.1	6.0
Deferred revenue - current	(228.5)	(210.4)
Deferred revenue - long-term	(100.7)	(108.8)
(i) Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

Year ended December 31,	2025	2024
Revenue recognized that was included in deferred revenue at the beginning of the period	$215.1	$189.5

Capitalized Contract Costs
The company’s capitalized contract costs, net include the following:

As of December 31,	2025	2024
Deferred commissions, net	$8.7	$7.2
Costs to fulfill a contract, net	16.7	12.9
Other capitalized assets, net (i)	48.2	11.1
Total capitalized contract costs, net	$73.6	$31.2
(i) As of December 31, 2025, other capitalized assets, net includes $36.9 million of finance lease right-of-use assets related to a client contract.
Amortization expense related to capitalized contract costs, net was $17.1 million, $22.6 million and $50.3 million, respectively, in 2025, 2024, and 2023.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (1) contracts with an original expected length of one year or less and (2) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At December 31, 2025, the company had approximately $0.9 billion of remaining performance obligations of which approximately 37% is estimated to be recognized as revenue by the end of 2026, 30% by the end of 2027, 19% by the end of 2028, 9% by the end of 2029 and 5% thereafter.
Note 10 — Financial instruments and concentration of credit risks
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. In 2025, the company ceased its use of foreign currency forward contracts.
At December 31, 2025, there is no notional amount of foreign currency forward contracts and at December 31, 2024, the notional amount was $501.3 million. These contracts generally had maturities of three months or less and were not designated as hedging instruments.
The following table summarizes the fair value of the company’s foreign exchange forward contracts. The fair value of these forward contracts was based on quoted prices for similar but not identical financial instruments; as such, the inputs were considered Level 2 inputs.

As of December 31,	2024
Balance Sheet Location
Prepaid expenses and other current assets	$0.1
Other accrued liabilities	9.5
Total fair value	$(9.4)
The following table summarizes the location and amount of gains (losses) recognized on foreign exchange forward contracts.

Year Ended December 31,	2025	2024	2023
Statement of Income Location
Other (expense), net	$46.4	$(35.6)	$13.5
Other financial instruments include temporary cash investments and customer accounts receivable. Temporary investments are placed with creditworthy financial institutions, primarily in money market funds, time deposits and certificate of deposits, which may be withdrawn at any time at the discretion of the company without penalty. At December 31, 2025 and 2024, the company’s cash equivalents principally have maturities of less than one month or can be withdrawn at any time at the discretion of the company without penalty. Due to the short maturities of these instruments, they are carried on the consolidated balance sheets at cost plus accrued interest, which approximates fair value. Receivables are due from a large number of customers that are dispersed worldwide across many industries. At December 31, 2025 and 2024, the company had no significant concentrations of credit risk with any one customer.

Note 11 — Properties
The components of properties, net were as follows:

As of December 31,	2025	2024
Buildings	$0.7	$0.3
Machinery and office equipment	206.4	208.7
Internal-use software	189.2	180.9
Rental equipment	6.7	6.3
Total properties, gross	$403.0	$396.2
Less - Accumulated depreciation and amortization	349.9	339.1
Property, net	$53.1	$57.1
In November 2025, the company completed the sale of its data center facility located in Eagan, Minnesota, generating net proceeds of $8.9 million after deducting selling costs. At December 31, 2024, the net carrying value of the associated land, building and equipment was $4.9 million and these assets were classified as held-for-sale in the company’s consolidated balance sheets. This transaction resulted in a pre-tax net gain of $4.3 million, which is reported within other (expense), net in the company’s consolidated statements of income (loss).
Note 12 — Goodwill and intangible assets
Goodwill
The net carrying value of goodwill by reporting unit was as follows:

	Total	DWS	CA&I	ECS
Balance at December 31, 2023 (i)	$287.4	$140.8	$54.5	$92.1
Goodwill impairment (ii)	(39.1)	(39.1)	—	—
Translation adjustments	(0.4)	(0.4)	—	—
Balance at December 31, 2024 (i)	247.9	101.3	54.5	92.1
Goodwill impairment (ii)	(55.0)	(55.0)	—	—
Translation adjustments	0.9	0.9	—	—
Balance at December 31, 2025	$193.8	$47.2	$54.5	$92.1
(i) CA&I and ECS reporting units’ goodwill balances were reclassified as of December 31, 2024 and 2023 to conform with the current period reporting units’ presentation. There was no change to the DWS goodwill amount. See Note 18, “Segment information” for additional information on the changes to the company’s operating and reportable segments.
(ii) During the third quarter of 2025 and 2024, the company recorded goodwill impairment charges of $55.0 million and $39.1 million, respectively, in its DWS reporting unit as the carrying value exceeded its fair value. See Note 1, "Description of business and significant accounting policies" for additional details.
Goodwill is presented net of accumulated impairment losses of $94.1 million and $39.1 million as of December 31, 2025 and 2024, respectively, attributable to the DWS reporting unit.
At both December 31, 2025 and 2024, there was no goodwill allocated to reporting units with negative net assets.

Intangible Assets, Net
Intangible assets, net at December 31, 2025 and 2024 consists of the following:

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$10.0	$—
Customer relationships (i)	54.2	23.0	31.2
Marketing (i)	1.3	1.3	—
Total	$65.5	$34.3	$31.2

As of December 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$10.0	$—
Customer relationships (i)	54.2	19.0	35.2
Marketing (i)	1.3	1.0	0.3
Total	$65.5	$30.0	$35.5
(i) Amortization expense is included within selling, general and administrative expense in the company’s consolidated statements of income (loss).
Amortization expense was $4.3 million, $7.2 million and $9.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The future amortization relating to acquired intangible assets at December 31, 2025, was estimated as follows:

Year	Future Amortization Expense
2026	$4.0
2027	4.0
2028	4.0
2029	4.0
2030	4.0
Thereafter	11.2
Total	$31.2
Note 13 — Debt
Long-term debt is comprised of the following:

As of December 31,	2025	2024
10.625% senior secured notes due January 15, 2031 (Face value of $700.0 million less unamortized issuance costs of $12.8 million at December 31, 2025)	$687.2	$—
6.875% senior secured notes due November 1, 2027 (Face value of $485.0 million less unamortized issuance costs of $3.4 million at December 31, 2024)	—	481.6
Finance leases	41.2	2.8
Other debt	13.3	8.8
Total	741.7	493.2
Less – current maturities	12.7	5.0
Total long-term debt	$729.0	$488.2

Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy. Presented below are the estimated fair values of long-term debt.

As of December 31,	2025	2024
10.625% senior secured notes due January 15, 2031	$717.5	$—
6.875% senior secured notes due November 1, 2027	$—	$471.3
The company’s principal sources of liquidity are cash on hand, cash from operations and its Amended and Restated ABL Credit Facility, discussed below. The company and certain international subsidiaries have access to uncommitted lines of credit from various banks.
At December 31, 2025, the company had met all covenants and conditions under its various lending agreements. The company expects to continue to meet these covenants and conditions through at least the next twelve months.
Maturities of long-term debt in each of the next five years and thereafter are as follows:

Year	Long-Term Debt
2026	$5.4
2027	4.3
2028	2.4
2029	1.2
2030	—
Thereafter	700.0
Principal maturities of long-term debt	713.3
Less unamortized issuance costs	(12.8)
Total long-term debt book value	700.5
Finance leases (i)	41.2
Total	$741.7
(i) See Note 4, “Leases and commitments” for the maturity analysis associated with lease liabilities.
Cash paid for interest and capitalized interest expense was as follows:

Year ended December 31,	2025	2024	2023
Cash paid for interest	$23.3	$35.4	$35.5
Capitalized interest expense	$5.1	$4.5	$5.7
Senior Secured Notes due 2031
In June 2025, the company completed a private placement offering of $700.0 million aggregate principal amount of its 10.625% Senior Secured Notes due 2031 (the 2031 Notes). The 2031 Notes will pay interest semiannually on January 15 and July 15, commencing on January 15, 2026, and will mature on January 15, 2031, unless earlier repurchased or redeemed by the company. The 2031 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc., each a Delaware corporation that is directly or indirectly wholly owned by the company (the Subsidiary Guarantors). The net proceeds from the issuance of the 2031 Notes, together with cash on hand, were used to finance the company’s tender offer to purchase for cash any and all of its outstanding 6.875% Senior Secured Notes due November 1, 2027 (the 2027 Notes) and solicitation of consents from holders of the 2027 Notes to amendments to the indenture governing the 2027 Notes (the Tender Offer) and the payment of related premiums, fees and expenses. The company also used the net proceeds from the issuance of the 2031 Notes to redeem, on or about November 1, 2025, any 2027 Notes that remained outstanding following the Tender Offer, as explained under the Senior Secured Notes due 2027 section below, and to fund, together with cash on hand, a portion of the company’s U.S. defined benefit pension plans deficit and postretirement liabilities. See Note 15, “Employee plans” for additional details on the discretionary contribution to the company’s U.S. defined benefit pension plans.

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
Interest expense related to the 2031 Notes is comprised of the following:

Year ended December 31,	2025
Contractual interest coupon	$38.0
Amortization of issuance costs	1.3
Total	$39.3
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
The satisfaction and discharge of the 2027 Notes resulted in a loss on debt extinguishment of $7.0 million in 2025, reported in other (expense), net in the company’s consolidated statements of income (loss), which included $4.0 million in unamortized debt issuance costs write-off and other expenses and an early tender premium of $3.0 million paid to repurchase a portion of the 2027 Notes.
Interest expense related to the 2027 Notes is comprised of the following:

Year ended December 31,	2025	2024	2023
Contractual interest coupon	$16.3	$33.3	$33.3
Amortization of issuance costs	0.6	1.2	1.2
Total	$16.9	$34.5	$34.5
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
Availability under the credit facility is subject to a borrowing base calculated by reference to the company’s receivables. At December 31, 2025, the company had no borrowings and $13.5 million of letters of credit outstanding. Availability under the credit facility was $92.2 million, net of letters of credit issued.
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

Note 14 — Other accrued liabilities
Other accrued liabilities (current) are comprised of the following:

As of December 31,	2025	2024
Payrolls and commissions	$118.0	$135.1
Taxes other than income taxes	49.6	24.0
Accrued interest	38.1	5.6
Income taxes	31.8	47.0
Cost reduction	24.8	13.0
Accrued vacations	22.6	21.5
Operating leases	16.0	15.0
Pension and postretirement	9.6	9.7
Other	23.0	43.8
Total other accrued liabilities	$333.5	$314.7
Note 16 — Litigation and contingencies
The company is involved in a wide range of lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. Further, given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations, threat actors, and heightened client expectations and demands, the company and its clients have been and will continue to be subject to actions or proceedings in various jurisdictions. These matters can involve a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at December 31, 2025, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At

December 31, 2025, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $96 million.
On December 3, 2024, Unisys reached a settlement in the case of Unisys Corp. v. Gilbert, et al. pending in the Eastern District of Pennsylvania. The litigation sought damages from Atos, a competitor, and former employees, alleging theft of Unisys trade secrets and confidential information. This settlement for $40 million allowed the company to avoid the costs and uncertainties associated with prolonged litigation and reinforces the value of Unisys’s intellectual property. The company received payment of $15 million as of December 31, 2024 and the remaining amount of $25 million was received in 2025. The company believes that this settlement was in the best interest of its stockholders and resolved the ongoing litigation in a favorable manner.
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
Environmental Matters
The company has an estimated environmental liability for a site that its predecessor company previously operated. As of December 31, 2025, the related liability totaled approximately $18 million, of which $4 million is reported in other accrued liabilities and $14 million in other long-term liabilities on the company’s consolidated balance sheets. As of December 31, 2024, the related liability totaled approximately $24 million, of which $8 million is reported in other accrued liabilities and $16 million in other long-term liabilities on the company’s consolidated balance sheets. Additionally, the company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of December 31, 2025, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheets.
As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Note 15 — Employee plans
Stock plans Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and RSUs may be granted to officers, directors and other key employees. At December 31, 2025, 8.1 million shares of unissued common stock of the company were available for granting under these plans.
As of December 31, 2025, the company has granted restricted stock and RSUs under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the years ended December 31, 2025, 2024 and 2023, the company recorded $15.0 million, $21.2 million and $17.2 million of share-based restricted stock and RSU compensation expense, respectively.
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

A summary of restricted stock and RSU activity for the year ended December 31, 2025 follows (shares in thousands):

	Restricted Stock and RSU	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2024	5,705	$6.26
Granted (i)	3,810	4.47
Vested	(2,448)	6.41
Forfeited and expired	(597)	5.50
Outstanding at December 31, 2025	6,470	4.77
(i) Awards granted in 2025 were time-based conditions awards.
The aggregate weighted-average grant-date fair value of restricted stock and RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $16.1 million, $19.3 million and $17.1 million, respectively. The fair value of awards with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation with the following weighted-average assumptions.
As of December 31, 2025, there was $13.3 million of total unrecognized compensation cost related to outstanding restricted stock and RSUs granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years. The aggregate weighted-average grant-date fair value of restricted stock and RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $15.7 million, $18.5 million and $9.1 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and RSUs are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and RSUs.
Defined contribution and compensation plans U.S. employees are eligible to participate in an employee savings plan. Under this plan, employees may contribute a percentage of their pay for investment in various investment alternatives. Effective January 1, 2025, for participants with one year of service, the company matches 100% of the first 3%, plus 50% of the next 2% eligible pay contributed by the participants on a pretax basis (subject to IRS limits). In 2024 and 2023, the company matched 50 percent of the first 6 percent of eligible pay contributed by participants to the plan on a before-tax basis (subject to IRS limits). The company funds the match with cash. The charge related to the company match for the years ended December 31, 2025, 2024 and 2023, was $8.2 million, $6.9 million and $6.6 million, respectively.
The company has defined contribution plans in certain locations outside the U.S. The charge related to these plans was $18.2 million, $18.2 million and $16.9 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
The company has non-qualified compensation plans, which allow certain highly compensated employees and directors to defer the receipt of a portion of their salary, bonus and fees. Participants can earn a return on their deferred balance that is based on hypothetical investments in various investment vehicles. Changes in the market value of these investments are reflected as an adjustment to the liability with an offset to expense. As of December 31, 2025 and 2024, the liability to the participants of these plans was $8.6 million and $8.0 million, respectively. These amounts reflect the accumulated participant deferrals and earnings thereon as of that date. The company makes no contributions to the deferred compensation plans and remains contingently liable to the participants.
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
The American Rescue Plan Act, which was signed into law in the U.S. in 2021, includes a provision for pension relief that extends the amortization period for required contributions from 7 to 15 years and provides for the stabilization of interest rates used to calculate future required contributions. As a result, the company was not required to make cash contributions to its U.S. qualified defined benefit pension plans in 2024 and 2023.
In September 2025, the company purchased a group annuity contract, with plan assets, for approximately $316 million to transfer projected benefit obligations related to approximately 3,150 retirees of one of the company’s U.S. defined benefit pension plans. This action resulted in a pre-tax settlement loss of $227.7 million for the year ended December 31, 2025.

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
Retirement plans’ funded status and amounts recognized in the company’s consolidated balance sheets follows:

	U.S. Plans		International Plans
As of December 31,	2025	2024	2025	2024
Change in projected benefit obligation
Benefit obligation at beginning of year	$1,940.5	$2,291.7	$1,514.3	$1,715.4
Service cost	—	—	1.6	1.3
Interest cost	106.3	115.9	74.5	68.0
Plan participants’ contributions	—	—	1.2	1.2
Plan settlement	(316.3)	(192.0)	(4.9)	(2.9)
Actuarial (gain) loss	55.6	(58.8)	(24.8)	(155.0)
Benefits paid	(203.7)	(216.3)	(93.3)	(91.3)
Foreign currency translation adjustments	—	—	121.3	(22.4)
Benefit obligation at end of year	$1,582.4	$1,940.5	$1,589.9	$1,514.3
Change in plan assets
Fair value of plan assets at beginning of year	$1,383.1	$1,817.9	$1,321.5	$1,486.2
Actual return on plan assets	123.6	(32.1)	64.3	(68.6)
Employer contribution (i)	314.5	5.6	29.2	16.3
Plan participants’ contributions	—	—	1.2	1.2
Plan settlement	(316.3)	(192.0)	(4.9)	(2.9)
Benefits paid	(203.7)	(216.3)	(93.3)	(91.3)
Foreign currency translation adjustments	—	—	104.6	(19.4)
Fair value of plan assets at end of year	$1,301.2	$1,383.1	$1,422.6	$1,321.5
Funded status at end of year	$(281.2)	$(557.4)	$(167.3)	$(192.8)
Amounts recognized in the consolidated balance sheets consist of:
Prepaid pension and postretirement assets	$10.5	$15.7	$10.8	$9.9
Other accrued liabilities	(5.1)	(5.2)	(0.2)	(0.1)
Long-term pension and postretirement liabilities	(286.6)	(567.9)	(177.9)	(202.6)
Total funded status	$(281.2)	$(557.4)	$(167.3)	$(192.8)
Accumulated other comprehensive loss, net of tax
Net loss	$1,157.9	$1,418.5	$1,052.6	$1,002.6
Prior service credit	$(19.6)	$(22.2)	$(42.9)	$(42.0)
Accumulated benefit obligation	$1,582.4	$1,940.5	$1,587.2	$1,511.3
(i) In 2025, the company made a discretionary contribution of $250 million to its U.S. defined benefit pension plans. The discretionary contribution was funded with approximately $200 million from the net proceeds of the 2031 Notes, and $50 million from cash on hand.

Information for defined benefit retirement plans with an accumulated benefit obligation in excess of plan assets follows:

As of December 31,	2025	2024
Accumulated benefit obligation	$2,681.7	$2,964.5
Fair value of plan assets	$2,214.6	$2,191.7
Information for defined benefit retirement plans with a projected benefit obligation in excess of plan assets follows:

As of December 31,	2025	2024
Projected benefit obligation	$2,684.4	$2,967.5
Fair value of plan assets	$2,214.6	$2,191.7

Net periodic pension expense (income) includes the following components:

	U.S. Plans			International Plans
Year ended December 31,	2025	2024	2023	2025	2024	2023
Service cost(i)	$—	$—	$—	$1.6	$1.3	$1.1
Interest cost	106.3	115.9	152.7	74.5	68.0	72.3
Expected return on plan assets	(105.1)	(125.4)	(178.6)	(87.7)	(88.1)	(84.9)
Amortization of prior service credit	(2.5)	(2.5)	(2.5)	(2.0)	(2.2)	(2.4)
Recognized net actuarial loss	69.9	64.3	75.6	25.1	20.9	9.1
Settlement losses	227.7	130.1	348.2	0.5	0.5	0.7
Net periodic pension expense (income)	$296.3	$182.4	$395.4	$12.0	$0.4	$(4.1)
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic pension expense (income) are reported in other (expense), net in the company’s consolidated statements of income (loss).
Management’s significant assumption used in the determination of the defined benefit pension plan obligations with respect to the U.S. pension plans, is the discount rate. Weighted-average assumptions used to determine net periodic pension expense (income) were as follows:

	U.S. Plans			International Plans
Year ended December 31,	2025	2024	2023	2025	2024	2023
Discount rate	6.09%	5.70%	6.04%	5.10%	4.24%	4.80%
Expected long-term rate of return on assets	7.00%	7.00%	7.10%	5.32%	4.82%	4.44%

Weighted-average assumptions used to determine benefit obligations at December 31 were as follows:
Discount rate	5.73%	6.09%	5.70%	5.08%	5.10%	4.24%
The company’s investment policy targets and ranges for each asset category are as follows:

	U.S.		International
Asset Category	Target	Range	Target	Range
Equity securities	0%	0%	1%	0-1%
Debt securities	90%	80-100%	57%	52-62%
Real estate	0%	0%	1%	0-1%
Cash	0%	0-5%	0%	0%
Other	10%	0-20%	41%	34-49%
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

For U.S. plans the investment strategy is designed to (a) mitigate funded‑status volatility by implementing an asset allocation framework that ensures asset performance remains closely aligned with movements in plan liabilities and (b) invest in compliance with the Employee Retirement Income Security Act of 1974 (ERISA), as amended and any subsequent applicable regulations and laws.
For international plans, the objectives of the company’s investment strategy are to: (a) generate long‑term returns that improve the ratio of plan assets to liabilities within an appropriate risk level; (b) invest in asset classes aligned with each plan’s allocation targets, design, and local regulations; (c) diversify within asset classes to limit losses from individual investments; and (d) invest in compliance with all applicable local laws and regulations.
The company sets the expected long-term rate of return based on the expected long-term return of the various asset categories in which it invests. The company considered the current expectations for future returns and the actual historical returns of each asset class.
In 2026, the company expects to make cash contributions of approximately $87 million, including approximately $47 million to the company’s U.S. defined benefit pension plans and approximately $40 million primarily to the company’s international defined benefit pension plans.
As of December 31, 2025, the following benefit payments are expected to be paid from the defined benefit pension plans:

Year	U.S.	International
2026	$174.2	$100.0
2027	169.6	102.7
2028	164.2	103.9
2029	158.1	107.4
2030	151.4	109.2
2031-2035	647.6	535.9

Other postretirement benefits Other postretirement benefits include retirees’ medical and life insurance benefits. A reconciliation of the benefit obligation, fair value of the plan assets and the funded status of the postretirement benefit plans follows:

As of December 31,	2025	2024
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$53.4	$60.1
Service cost	0.1	0.1
Interest cost	2.4	2.3
Plan participants’ contributions	0.2	0.2
Amendments	2.1	—
Actuarial loss (gain)	2.7	(0.8)
Benefits paid	(1.6)	(5.2)
Foreign currency translation and other adjustments	(0.3)	(3.3)
Benefit obligation at end of year	$59.0	$53.4
Change in plan assets
Fair value of plan assets at beginning of year	$3.1	$3.2
Actual return on plan assets	(1.8)	(0.3)
Employer contributions	1.6	5.2
Plan participants’ contributions	0.2	0.2
Benefits paid	(1.6)	(5.2)
Fair value of plan assets at end of year	$1.5	$3.1
Funded status at end of year	$(57.5)	$(50.3)
Amounts recognized in the consolidated balance sheets consist of:
Other accrued liabilities	$(4.3)	$(4.4)
Long-term pension and postretirement liabilities	(53.2)	(45.9)
Total funded status	$(57.5)	$(50.3)
Accumulated other comprehensive income, net of tax
Net income	$(0.5)	$(7.1)
Prior service cost	2.3	0.4
Net periodic postretirement benefit (income) cost follows:

Year ended December 31,	2025	2024	2023
Service cost(i)	$0.1	$0.1	$0.2
Interest cost	2.4	2.3	2.6
Expected return on assets	(0.2)	(0.2)	(0.3)
Amortization of prior service cost (credit)	0.3	0.2	(1.3)
Recognized net actuarial gain	(1.9)	(3.0)	(4.0)
Net periodic benefit cost (income)	$0.7	$(0.6)	$(2.8)
(i) Service cost is reported in selling, general and administrative expenses. All other components of net periodic benefit (income) cost are reported in other (expense), net in the company’s consolidated statements of income (loss).
Weighted-average assumptions used to determine net periodic postretirement benefit (income) were as follows:

Year ended December 31,	2025	2024	2023
Discount rate	5.56%	5.03%	5.39%
Expected return on plan assets	5.50%	5.50%	5.50%
Weighted-average assumptions used to determine benefit obligation at December 31 were as follows:

Year ended December 31,	2025	2024	2023
Discount rate	5.24%	5.56%	5.03%
The company reviews its asset allocation periodically, taking into consideration plan liabilities, plan payment streams and then-current capital market assumptions. The company sets the long-term expected return on asset assumption, based principally on the long-term expected return on debt securities. These return assumptions are based on a combination of current market conditions, capital market expectations of third-party investment advisors and actual historical returns of the asset classes. In 2026, the company expects to contribute approximately $3 million to its postretirement benefit plans.

Assumed health care cost trend rates at December 31,	2025	2024
Health care cost trend rate assumed for next year	8.6%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2037	2036
As of December 31, 2025, the following benefits are expected to be paid from the company’s postretirement plans:

Year	Expected Payments
2026	$5.1
2027	4.8
2028	4.7
2029	4.5
2030	4.3
2031-2035	18.4
The following provides a description of the valuation methodologies and the levels of inputs used to measure fair value, and the general classification of investments in the company’s U.S. and international defined benefit pension plans, and the company’s other postretirement benefit plan.
Level 1 – These investments include cash, common stocks, real estate investment trusts, exchange traded funds, futures and options and government securities. These investments are valued using quoted prices in an active market. Payables, receivables and cumulative futures contracts variation margin received from brokers are also included as Level 1 investments and are valued at face value.
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
The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2025.

	U.S. Plans				International Plans
As of December 31, 2025	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$—	$—	$—	$—	$0.3	$0.3	$—	$—
Commingled Funds
Debt Securities
U.S. Government. Securities	165.0	165.0
Other Fixed Income					228.5		228.5
Insurance Contracts					474.5			474.5
Commingled Funds	858.0		858.0		14.1		14.1
Other
Derivatives (i)	1.5	1.5			(1.3)		(1.3)
Commingled Funds					14.7		14.7
Pooled Funds	81.2		81.2		16.3		16.3
Cumulative futures contracts variation margin paid to brokers	(1.6)	(1.6)
Cash					47.4	47.4
Receivables	4.4	3.3	1.1
Payables	(0.2)	(0.2)
Total plan assets in fair value hierarchy (ii)	$1,108.3	$168.0	$940.3	$—	$794.5	$47.7	$272.3	$474.5
Plan assets measured using NAV as a practical expedient (iii):
Commingled Funds
Debt	$42.5				$191.2
Other	36.4				436.9
Private Real Estate	64.0
Private Equity	50.0
Total pension plan assets	$1,301.2				$1,422.6
Other postretirement plans
Insurance Contracts	$1.5			$1.5
(i) Level 1 derivatives represent unrealized appreciation or depreciation on open futures contracts. The value of open futures contracts includes derivatives and the cumulative futures contracts variation margin paid to or received from brokers.
(ii) As of December 31, 2025, the pension plans assets include approximately $48.4 million of investments in funds managed by BlackRock, Inc., a related party of the company. Investment management fees paid by the pension plans to BlackRock, Inc. were not material to the consolidated financial statements for the year ended December 31, 2025.
(iii) Investments measured at fair value using NAV as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

The following table sets forth by level, within the fair value hierarchy, the plans’ assets (liabilities) at fair value at December 31, 2024.

	U.S. Plans				International Plans
As of December 31, 2024	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Pension plans
Equity Securities
Common Stocks	$258.3	$258.3	$—	$—	$0.3	$0.3	$—	$—
Commingled Funds	241.7		241.7
Debt Securities
U.S. Government Securities	230.7	230.7
Other Fixed Income	145.4		145.4		246.0		246.0
Insurance Contracts					456.8			456.8
Commingled Funds	100.1		100.1		12.1		12.1
Real Estate
Real Estate Investment Trusts	34.9	34.9
Other
Derivatives (i)	(31.0)	(15.9)	(15.1)		(28.3)		(28.3)
Commingled Funds					13.6		13.6
Pooled Funds	79.5		79.5		14.9		14.9
Cumulative futures contracts variation margin received from brokers	14.1	14.1
Cash	2.4	2.4			43.4	43.4
Receivables	9.1	9.1
Payables	(24.4)	(24.4)
Total plan assets in fair value hierarchy (ii)	$1,060.8	$509.2	$551.6	$—	$758.8	$43.7	$258.3	$456.8
Plan assets measured using NAV as a practical expedient (iii):
Commingled Funds
Debt	$91.7				$172.4
Other	66.0				390.3
Private Real Estate	115.9
Private Equity	48.7
Total pension plan assets	$1,383.1				$1,321.5
Other postretirement plans
Insurance Contracts	$3.1			$3.1
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

The following tables set forth a summary of changes in the fair value of the plans’ Level 3 assets for the years ended December 31, 2025 and 2024.

	January 1, 2025	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2025	December 31, 2025
U.S. plans
Other postretirement plans
Insurance Contracts	$3.1	$(1.8)	$0.2	$—	$—	$1.5
International pension plans
Insurance Contracts	$456.8	$—	$6.0	$(32.5)	$44.2	$474.5

	January 1, 2024	Realized gains (losses)	Purchases or acquisitions	Sales or dispositions	Currency and unrealized gains (losses) relating to instruments still held at December 31, 2024	December 31, 2024
U.S. plans
Other postretirement plans
Insurance Contracts	$3.2	$(0.3)	$0.2	$—	$—	$3.1
International pension plans
Insurance Contracts	$510.6	$—	$6.2	$(31.0)	$(29.0)	$456.8
The following table presents additional information about plan assets valued using the net asset value as a practical expedient within the fair value hierarchy table.

	2025				2024
	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range	Fair Value	Unfunded Commit-ments	Redemption Frequency	Redemption Notice Period Range
U.S. plans
Commingled Funds
Debt	$42.5	$—	Daily, Monthly	15-45 days	$91.7	$—	Daily, Monthly	15-45 days
Other	36.4	—	Quarterly	90 days	66.0	—	Quarterly	90 days
Private Real Estate(i)	64.0	—	Quarterly	60-90 days	115.9	—	Quarterly	60-90 days
Private Equity(ii)	50.0	16.6			48.7	19.7
Total	$192.9	$16.6			$322.3	$19.7
International pension plans
Commingled Funds
Debt	$191.2	$42.6	Never		$172.4	$43.4	Never
Other	436.9	—	Bimonthly	10 days	390.3	—	Bimonthly	10 days
Total	$628.1	$42.6			$562.7	$43.4
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
At December 31, 2025, 8.3 million shares of unissued common stock of the company were reserved for future issuance.
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Pension and Postretirement Plans
Balance at December 31, 2022	$(3,076.0)	$(977.4)	$(2,098.6)
Other comprehensive (loss) income before reclassifications	(142.8)	68.3	(211.1)
Amounts reclassified from accumulated other comprehensive loss	418.5	(3.7)	422.2
Current period other comprehensive income	275.7	64.6	211.1
Balance at December 31, 2023	(2,800.3)	(912.8)	(1,887.5)
Other comprehensive loss before reclassifications	(165.0)	(74.5)	(90.5)
Amounts reclassified from accumulated other comprehensive loss	208.1	2.6	205.5
Current period other comprehensive income (loss)	43.1	(71.9)	115.0
Balance at December 31, 2024	(2,757.2)	(984.7)	(1,772.5)
Other comprehensive income (loss) before reclassifications	18.1	115.6	(97.5)
Amounts reclassified from accumulated other comprehensive loss	311.2	(2.7)	313.9
Current period other comprehensive income	329.3	112.9	216.4
Balance at December 31, 2025	$(2,427.9)	$(871.8)	$(1,556.1)
Amounts reclassified out of accumulated other comprehensive loss are as follows:

Year ended December 31,	2025	2024	2023
Translation adjustments:
Adjustment for substantial completion of liquidation of foreign subsidiaries(i)	$(2.7)	$2.6	$(3.7)
Pension and postretirement plans(ii):
Amortization of prior service credit	(5.3)	(5.4)	(5.4)
Amortization of actuarial losses	96.1	84.3	80.5
Settlement losses	228.2	130.6	348.9
Total before tax	316.3	212.1	420.3
Income tax	(5.1)	(4.0)	(1.8)
Total reclassifications for the period	$311.2	$208.1	$418.5
(i) Reported in other (expense), net in the company’s consolidated statements of income (loss).
(ii) Included in net periodic pension and postretirement cost (see Note 15, “Employee plans”).
The following table summarizes the changes in shares of common stock and treasury stock:

	Common Stock	Treasury Stock
Balance at December 31, 2022	73.3	5.5
Stock-based compensation	0.7	0.1
Balance at December 31, 2023	74.0	5.6
Stock-based compensation	1.6	0.4
Balance at December 31, 2024	75.6	6.0
Stock-based compensation	2.5	0.7
Balance at December 31, 2025	78.1	6.7

Note 18 — Segment information
In January 2025, the company changed its organizational structure to better align its portfolio of solutions to more effectively address evolving client needs and take further advantage of the synergies across the company’s reportable segments. The company’s business processing solutions, which were reported within Other, have been integrated into the company’s ECS and CA&I reportable segments. Additionally, the company’s application development and modernization capabilities, which were reported within ECS, have been operationally centralized within CA&I. These changes did not impact the company’s consolidated financial statements as of December 31, 2024 and 2023. Prior period amounts have been reclassified to be comparable to the current period’s presentation.
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
This segment structure reflects the financial information used by the company’s chief operating decision maker (CODM) to make decisions regarding the company’s business, including resource allocations and performance assessments, as well as the current operating focus. The company’s CODM is a group that consists of the President and Chief Executive Officer, the Vice President and Chief Operating Officer and the Vice President and Chief Financial Officer.
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

No single customer accounts for more than 10% of revenue.
The following table presents certain financial information by reportable segments:

	Total Segments	DWS	CA&I	ECS
2025
Revenue	$1,870.1	$508.4	$732.8	$628.9
Cost of revenue	1,299.2	434.5	585.0	279.7
Gross profit	$570.9	$73.9	$147.8	$349.2
Capital expenditures	$68.8	$5.7	$8.4	$54.7
2024
Revenue	$1,915.4	$523.5	$764.4	$627.5
Cost of revenue	1,319.7	441.4	614.9	263.4
Gross profit	$595.7	$82.1	$149.5	$364.1
Capital expenditures	$70.8	$6.0	$9.3	$55.5
2023
Revenue	$1,927.8	$546.1	$761.5	$620.2
Cost of revenue	1,344.7	469.9	613.8	261.0
Gross profit	$583.1	$76.2	$147.7	$359.2
Capital expenditures	$68.6	$3.9	$10.2	$54.5
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

Year ended December 31,	2025	2024	2023
Total segment revenue	$1,870.1	$1,915.4	$1,927.8
Other revenue	80.0	93.0	87.6
Total consolidated revenue	$1,950.1	$2,008.4	$2,015.4
Presented below is a reconciliation of total segment gross profit to total consolidated loss before income taxes:

Year ended December 31,	2025	2024	2023
Total segment gross profit	$570.9	$595.7	$583.1
Other gross profit (loss)	(21.5)	(9.8)	(31.8)
Total gross profit	549.3	585.9	551.3
Selling, general and administrative expense	(391.2)	(424.2)	(450.3)
Research and development expense	(24.6)	(25.2)	(24.1)
Goodwill impairment	(55.0)	(39.1)	—
Interest expense	(53.4)	(31.9)	(30.8)
Other (expense), net	(297.3)	(140.8)	(393.9)
Total loss before income taxes	$(272.2)	$(75.3)	$(347.8)

Geographic information about the company’s revenue, which is principally based on location of the selling organization, properties and capitalized contract costs, is presented below:

Year ended December 31,	2025	2024	2023
Revenue
United States	$792.9	$864.1	$889.0
United Kingdom	229.2	241.1	289.3
Other foreign(i)	928.0	903.2	837.1
Total revenue	$1,950.1	$2,008.4	$2,015.4
Properties, net
United States	$39.0	$42.4	$45.9
Other foreign(i)	14.1	14.7	18.4
Total properties, net	$53.1	$57.1	$64.3
Capitalized contract costs, net
United States	$50.2	$9.1	$21.3
Australia	6.0	7.6	8.0
United Kingdom	6.0	5.2	2.2
Other foreign(i)	11.4	9.3	3.8
Total capitalized contract costs, net	$73.6	$31.2	$35.3
(i) No other individual country’s revenue, properties, net and capitalized contract costs, net exceeded 10% for the years ended December 31, 2025, 2024 and 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of December 31, 2025, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Refer to Management's Report on Internal Control over Financial Reporting on page 47.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, of the company adopted or terminated (i) a Rule 10b5-1 trading arrangement, as defined in Item 408(a) under Regulation S-K of the Securities Act of 1933, or (ii) a non-Rule 10b5-1 trading arrangement, as defined in Item 408(c) under Regulation S-K of the Securities Act of 1933.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our executive officers appears in Part I, Item 1 of this Form 10-K.
The following information is incorporated herein by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the Proxy Statement):
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Consolidated Financial Statements
Unisys Corporation’s consolidated financial statements are filed as a part of this Annual Report on Form 10-K in Item 8, “Financial Statements and Supplementary Data,” and a list of Unisys Corporation’s consolidated financial statements are found on page 46 on this report.
(a)2. Financial Statement Schedules
Schedule II, Valuation and Qualifying Accounts, is found on page 102 on this Annual Report on Form 10-K; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.
(a)3. Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Unisys Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed May 14, 2025)

3.2
Certificate of Correction of the Amended & Restated Certificate of Incorporation of Unisys Corporation, effective as of November 25, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 28, 2025)

3.3	Amended & Restated By-Laws of Unisys Corporation, effective as of November 25, 2025 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 28, 2025)

4.1	Agreement to furnish to the Commission on request a copy of any instrument defining the rights of the holders of long-term debt which authorizes a total amount of debt not exceeding 10% of the total assets of the Company (incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1982 (File No. 1-145))

4.2
Indenture, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

4.3
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

10.3*
Unisys Corporation 2019 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement, dated March 29, 2019, for its 2019 Annual Meeting of Stockholders)

10.4*
Unisys Corporation 2023 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to the Appendix to the Company’s Proxy Statement, dated March 24, 2023, for its 2023 Annual Meeting of Stockholders)

10.5*
Unisys Corporation 2024 Long-Term Incentive and Equity Compensation Plan (incorporated by reference to the Appendix to the Company’s Proxy Statement, dated March 22, 2024, for its 2024 Annual Meeting of Stockholders)

10.6*
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

10.17*	Form of Profit Based Cash Award Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.18*	Form of TSR-Based Cash Award Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.19*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.20*	Form of TSR-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.21*
Form of Profit Based Cash Award Agreement dated as of February 26, 2024 between the Company and Peter Altabef (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.22*
Form of TSR-Based Cash Award Agreement dated as of February 26, 2024 between the Company and Peter Altabef (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.23*
Form of Restricted Stock Unit Agreement dated as of February 26, 2024 between the Company and Peter Altabef (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.24*
Form of TSR-Based Restricted Stock Unit Agreement dated as of February 26, 2024 between the Company and Peter Altabef (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

10.25*	Unisys Executive Annual Variable Compensation Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated March 23, 1993, for its 1993 Annual Meeting of Stockholders)

10.26*	Form of TSR-Based Cash Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025)

10.27*	Form Profit-Based Cash Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025)

10.28*	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025)

10.29*
Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014)

10.30*
Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

10.31*
Form of Executive Employment Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.32*
Form of letter agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.33*
Form of Executive Severance Letter of Agreement by and between Unisys Corporation and each of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024)

10.34*
Unisys Corporation Executive Life Insurance Program, as amended and restated effective April 22, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005)

10.35*
Amendment to the Unisys Corporation Executive Life Insurance Program, effective January 1, 2009 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.36*
Unisys Corporation Supplemental Executive Retirement Income Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.37*
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015)

10.38*	Amendment 2017-1 to the Unisys Corporation Savings Plan effective January 1, 2017 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016)

10.39*
Unisys Corporation Savings Plan, as amended and restated effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023)

10.40*
Summary of supplemental benefits provided to elected officers of Unisys Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020)

10.41*
Letter Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.42*
Employment Agreement, dated December 12, 2014, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014)

10.43*
Transition Agreement and General Release dated December 5, 2024, between Unisys Corporation and Peter Altabef (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024)

10.44*
Amended Offer Letter dated December 5, 2024, between Unisys Corporation and Michael M. Thomson (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024)

10.45
A&R Security Agreement, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

10.46
A&R Collateral Trust Agreement, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

10.47
Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.48
Amended and Restated Security Agreement dated as of October 29, 2020 by Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, and Unisys NPL, Inc., in favor of JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.49
Amendment No.1 dated as of June 2, 2023 to Amended and Restated Credit Agreement dated as of October 29, 2020 by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023)

10.50
Amendment No 2, dated as of October 28, 2024 to Amended and Restated Credit Agreement dated as of October 29, 2020 and amended as of June 2, 2023 and as of October 28, 2024 by and among Unisys Corporation, the lenders parties thereto and Bank of America, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2024)

10.51
Amendment No. 3 to Amended and Restated Credit Agreement, dated June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., and Bank of America, N.A., as administrative agent on behalf of the lenders party thereto. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

10.52
ABL Intercreditor Agreement dated as of October 29, 2020 by and among JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Collateral Trustee, and Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 29, 2020)

10.53
First Amendment to ABL Intercreditor Agreement, dated as of June 27, 2025, by and among Unisys Corporation, Unisys Holding Corporation, Unisys AP Investment Company I, Unisys NPL, Inc., Computershare Trust Company, N.A., as collateral trustee, and Bank of America, N.A., as administrative agent on behalf of the lenders party to the ABL Credit Agreement. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed June 27, 2025)

19	Unisys Insider Trading and Securities Transactions Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

21	Subsidiaries of the Company

23.1	Consent of Grant Thornton LLP (PCAOB ID 248)

31.1	Certification of Michael M. Thomson, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

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

101
The following financial information from Unisys Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

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

UNISYS CORPORATION

	By:	/s/ Michael M. Thomson
Michael M. Thomson
Chief Executive Officer and President
Date: February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2026.

/s/ Michael M. Thomson	/s/ Deborah Lee James
Michael M. Thomson	Deborah Lee James
Chief Executive Officer, President and Director	Director
(principal executive officer)

/s/ Debra McCann	/s/ John Kritzmacher
Debra McCann	John Kritzmacher
Executive Vice President and Chief Financial Officer	Director
(principal financial officer)

/s/ David Brown	/s/ Paul E. Martin
David Brown	Paul E. Martin
Vice President, Chief Accounting Officer and Corporate Controller	Director
(principal accounting officer)

/s/ Peter A. Altabef	/s/ Regina M. Paolillo
Peter A. Altabef	Regina M. Paolillo
Director	Director

/s/ Nathaniel A. Davis	/s/ Troy K. Richardson
Nathaniel A. Davis	Troy K. Richardson
Director	Director

/s/ Matthew J. Desch	/s/ Roxanne Taylor
Matthew J. Desch	Roxanne Taylor
Director	Director

/s/ Philippe Germond
Philippe Germond
Director

UNISYS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (i)	Balance at End of Period
Allowance for credit losses (deducted from accounts receivable):
Year Ended December 31, 2023	$9.1	$(0.2)	$0.6	$9.5
Year Ended December 31, 2024	$9.5	$(1.2)	$(0.7)	$7.6
Year Ended December 31, 2025	$7.6	$0.9	$(4.2)	$4.3
(i)Includes write-off of bad debts less recoveries, reclassifications from other current liabilities and foreign currency translation adjustments.