Form 10-Q
period 2026-03-31
UNISYS CORP
filed 2026-05-06
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of March 31, 2026: 72,905,170

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
The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to, those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as summarized below, our ability to:
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
•manage exposure to legal proceedings, investigations compliance and environmental matters;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$437.6	$432.1
Costs and expenses
Cost of revenue	325.1	324.6
Selling, general and administrative	91.5	96.8
Research and development	4.8	5.6
	421.4	427.0
Operating income	16.2	5.1
Interest expense	18.5	8.2
Other (expense), net	(20.8)	(16.9)
Loss before income taxes	(23.1)	(20.0)
Provision for income taxes	13.7	10.6
Consolidated net loss	(36.8)	(30.6)
Net loss attributable to noncontrolling interests	(1.0)	(1.1)
Net loss attributable to Unisys Corporation	$(35.8)	$(29.5)
Loss per share attributable to Unisys Corporation
Basic	$(0.50)	$(0.42)
Diluted	$(0.50)	$(0.42)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended March 31,
	2026	2025
Consolidated net loss	$(36.8)	$(30.6)
Other comprehensive income
Foreign currency translation	(18.4)	45.0
Pension and postretirement adjustments, net of tax of $3.8 in 2026 and $(4.9) in 2025	36.8	(2.7)
Total other comprehensive income	18.4	42.3
Comprehensive (loss) income	(18.4)	11.7
Less comprehensive income (loss) attributable to noncontrolling interests	1.2	(0.4)
Comprehensive (loss) income attributable to Unisys Corporation	$(19.6)	$12.1
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$380.2	$413.9
Accounts receivable, net	366.8	437.7
Contract assets	14.5	10.9
Inventories	14.9	13.8
Prepaid expenses and other current assets	119.5	127.7
Total current assets	895.9	1,004.0
Properties, net	57.4	53.1
Capitalized contract costs, net	71.3	73.6
Marketable software, net	165.8	166.1
Operating lease right-of-use assets	35.2	38.4
Prepaid pension and postretirement assets	21.5	21.3
Deferred income taxes	100.0	96.9
Goodwill	193.7	193.8
Intangible assets, net	30.2	31.2
Restricted cash	8.1	7.8
Other long-term assets	153.3	160.0
Total assets	$1,732.4	$1,846.2
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$13.5	$12.7
Accounts payable	105.5	81.2
Deferred revenue	229.4	228.5
Other accrued liabilities	254.0	333.5
Total current liabilities	602.4	655.9
Long-term debt	724.0	729.0
Long-term pension and postretirement liabilities	493.3	517.7
Long-term deferred revenue	92.0	100.7
Long-term operating lease liabilities	27.8	30.6
Other long-term liabilities	77.4	80.6
Commitments and contingencies (see Note 14)
Deficit:
Common stock; Issued: March 31, 2026 - 80.2 shares and December 31, 2025 - 78.1 shares	0.8	0.8
Accumulated deficit	(2,514.7)	(2,478.9)
Treasury stock, shares at cost; March 31, 2026 - 7.3 shares and December 31, 2025 - 6.7 shares	(163.0)	(161.8)
Paid-in capital	4,788.6	4,785.2
Accumulated other comprehensive loss	(2,411.7)	(2,427.9)
Total Unisys Corporation stockholders' deficit	(300.0)	(282.6)
Noncontrolling interests	15.5	14.3
Total deficit	(284.5)	(268.3)
Total liabilities and deficit	$1,732.4	$1,846.2

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Consolidated net loss	$(36.8)	$(30.6)
Adjustments to reconcile consolidated net loss to net cash (used for) provided by operating activities:
Gain on debt extinguishment	(0.2)	—
Foreign currency gains	(6.8)	(1.3)
Employee stock compensation	4.1	6.8
Depreciation and amortization of properties	4.6	6.4
Depreciation and amortization of capitalized contract costs	5.8	3.0
Amortization of marketable software	11.9	12.1
Amortization of intangible assets	1.0	1.1
Other non-cash operating activities	—	1.2
Pension and postretirement contributions	(28.4)	(9.4)
Pension and postretirement expense	30.5	21.9
Deferred income taxes, net	(8.3)	(10.1)
Changes in operating assets and liabilities:
Receivables, net and contract assets	75.3	73.6
Inventories	(1.0)	(5.0)
Other assets	13.9	18.0
Accounts payable and current liabilities	(61.4)	(67.2)
Other liabilities	(8.6)	12.8
Net cash (used for) provided by operating activities	(4.4)	33.3
Cash flows from investing activities
Proceeds from foreign exchange forward contracts	—	728.8
Purchases of foreign exchange forward contracts	—	(728.9)
Investment in marketable software	(10.4)	(11.2)
Capital additions of properties and other assets	(10.7)	(8.9)
Other	(0.1)	(0.1)
Net cash used for investing activities	(21.2)	(20.3)
Cash flows from financing activities
Payments of long-term debt	(4.8)	(1.3)
Other	(1.2)	(2.7)
Net cash used for financing activities	(6.0)	(4.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.8)	7.9
(Decrease) increase in cash, cash equivalents and restricted cash	(33.4)	16.9
Cash, cash equivalents and restricted cash, beginning of period	421.7	390.6
Cash, cash equivalents and restricted cash, end of period	$388.3	$407.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2025	$(268.3)	$(282.6)	$0.8	$(2,478.9)	$(161.8)	$4,785.2	$(2,427.9)	$14.3
Consolidated net loss	(36.8)	(35.8)		(35.8)				(1.0)
Stock-based activity	2.2	2.2			(1.2)	3.4
Translation adjustments	(18.4)	(20.0)					(20.0)	1.6
Pension and postretirement plans	36.8	36.2					36.2	0.6
Balance at March 31, 2026	$(284.5)	$(300.0)	$0.8	$(2,514.7)	$(163.0)	$4,788.6	$(2,411.7)	$15.5

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2024	$(269.3)	$(283.4)	$0.8	$(2,139.1)	$(158.5)	$4,770.6	$(2,757.2)	$14.1
Consolidated net (loss) income	(30.6)	(29.5)		(29.5)				(1.1)
Stock-based activity	3.5	3.5			(2.8)	6.3
Translation adjustments	45.0	42.2					42.2	2.8
Pension and postretirement plans	(2.7)	(0.6)					(0.6)	(2.1)
Balance at March 31, 2025	$(254.1)	$(267.8)	$0.8	$(2,168.6)	$(161.3)	$4,776.9	$(2,715.6)	$13.7

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
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2025 and the notes thereto included in the company’s Annual Report on Form 10-K, filed with the SEC.
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
The company’s accounting policies are set forth in detail in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. Such Annual Report also contains a discussion of the company’s critical accounting policies and estimates. The company believes that these critical accounting policies and estimates affect its more significant estimates and judgments used in the preparation of the company’s consolidated financial statements.
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
Cost-reduction charges (credits) and other costs recognized were as follows:

	Three Months Ended March 31,
	2026	2025
Workforce reductions:
Severance and other employee costs	$4.1	$1.1
Changes in estimates	(3.4)	(1.4)
Total workforce reductions	0.7	(0.3)
Lease abandonment and other costs	0.8	0.2
Total	$1.5	$(0.1)
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$(0.3)	$(0.5)
Selling, general and administrative	2.2	0.5
Research and development	(0.4)	(0.1)
Total	$1.5	$(0.1)
Liabilities and expected future payments related to the company’s workforce reduction actions are as follows:

Total
Balance at December 31, 2025	$24.8
Provisions	4.1
Payments	(9.7)
Changes in estimates	(3.4)
Translation adjustments	(0.1)
Balance at March 31, 2026	$15.7
Expected future utilization on balance at March 31, 2026:
Short-term	$15.7

Note 4 - Pension and Postretirement Benefits
Net periodic pension expense (income) is presented below:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.4	$—	$0.4	$0.4	$—	$0.4
Interest cost	40.0	21.5	18.5	45.6	27.9	17.7
Expected return on plan assets	(36.0)	(15.7)	(20.3)	(47.1)	(26.3)	(20.8)
Amortization of prior service benefit	(1.1)	(0.6)	(0.5)	(1.1)	(0.6)	(0.5)
Recognized net actuarial loss	26.7	17.5	9.2	24.0	18.0	6.0
Net periodic pension expense	$30.0	$22.7	$7.3	$21.8	$19.0	$2.8

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other (expense), net in the consolidated statements of income (loss).

During the three months ended March 31, 2026, the company made cash contributions of $28.2 million, primarily to its international defined benefit pension plans.
For the remainder of 2026, the company expects to make cash contributions of approximately $69 million primarily to its U.S. defined benefit pension plans. This will result in total expected cash contributions for 2026 of approximately $97 million to the company’s global defined benefit pension plans, including approximately $47 million to the company’s U.S. qualified defined benefit pension plans and approximately $50 million primarily to the company’s international defined benefit pension plans.
During the three months ended March 31, 2025, the company made cash contributions of $9.2 million primarily to its international defined benefit pension plans. In 2025, the company made cash contributions of $343.7 million to its global defined benefit pension plans, which included a discretionary contribution of $250 million to its U.S. defined benefit pension plans.
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
Net periodic postretirement benefit expense (income) is presented below:

	Three Months Ended March 31,
	2026	2025
Service cost(i)	$—	$—
Interest cost	0.6	0.6
Expected return on assets	—	(0.1)
Recognized net actuarial gain	(0.2)	(0.5)
Amortization of prior service benefit	0.1	0.1
Net periodic postretirement benefit expense (income)	$0.5	$0.1

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense (income) are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $3 million to its postretirement benefit plan in 2026. In 2025, the company made cash contributions of $1.6 million to its postretirement benefit plan. For the three months ended March 31, 2026 and 2025, the company made cash contributions of $0.2 million in each respective period.
Note 5 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units (RSUs) may be granted to officers, directors and other key employees.

As of March 31, 2026, the company has granted restricted stock and RSUs under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the three months ended March 31, 2026 and 2025, the company recorded $4.1 million and $6.8 million of share-based restricted stock and RSU compensation expense, respectively.
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
A summary of restricted stock and RSU activity for the three months ended March 31, 2026 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2025	6,470	$4.77
Granted (i)	4,810	2.43
Vested	(2,142)	4.19
Forfeited and expired	(222)	5.28
Outstanding at March 31, 2026	8,916	3.38
(i) Awards granted during the three months ended March 31, 2026 were time-based conditions awards.
The aggregate weighted-average grant-date fair value of restricted stock and RSUs granted during the three months ended March 31, 2026 and 2025 was $12.7 million and $15.6 million, respectively. The fair value of awards with time and performance conditions is determined based on the trading price of the company’s common shares on the date of grant. The fair value of awards with market conditions is estimated using a Monte Carlo simulation.
As of March 31, 2026, there was $20.4 million of total unrecognized compensation cost related to outstanding restricted stock and RSUs granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The aggregate weighted-average grant-date fair value of restricted stock and RSUs vested during the three months ended March 31, 2026 and 2025 was $9.0 million and $14.1 million, respectively.
Common stock issued upon the lapse of restrictions on restricted stock and RSUs are newly issued shares. In light of its tax position, the company is currently not recognizing any tax benefits from the issuance of stock upon lapse of restrictions on restricted stock and RSUs.

Note 6 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Pension and postretirement expense	$(30.1)	$(21.5)
Gain on debt extinguishment	0.2	—
Foreign exchange gains(i)	6.8	1.3
Interest income(ii)	4.9	5.7
Other, net(iii)	(2.6)	(2.4)
Total other (expense), net	$(20.8)	$(16.9)
(i) Foreign exchange gains (losses) include gains (losses) from remeasuring cash, receivables, payables and intercompany balances denominated in foreign currencies, as well as gains (losses) related to the substantial completion of liquidation of certain foreign subsidiaries of $(0.3) million and $1.1 million, in the three months ended March 31, 2026 and 2025, respectively. In the third quarter of 2025, the company ceased the use of foreign currency forward contracts used to mitigate the impact of exchange rate fluctuations in the intercompany balances denominated in foreign currencies. The gains (losses) on such forward contracts for the three months ended March 31, 2025 were included within foreign exchange gains. See Note 10 for details on the company’s foreign exchange forward contracts.
(ii) Interest income relates primarily to interest earned from cash and short-term investments.
(iii) Other, net generally consists of environmental costs related to previously disposed businesses and other miscellaneous items.
Note 7 - Income Taxes
For the three months ended March 31, 2026, the provision for income taxes was $13.7 million primarily driven by the geographic distribution of income. For the three months ended March 31, 2026, the effective tax rate was (59.3)% primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., and jurisdictions with no valuation allowance that are subject to tax.
For the three months ended March 31, 2025, the provision for income taxes was $10.6 million primarily driven by the geographic distribution of income. For the three months ended March 31, 2025, the effective tax rate was (53.0)% primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., and jurisdictions with no valuation allowance that are subject to tax.
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
The company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting such amount, if necessary. The realization of the company’s net deferred tax assets as of March 31, 2026, is primarily dependent on the ability to generate sustained taxable income in various jurisdictions. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, strategic operational and tax initiatives, legislative, and other economic factors and developments. Any increase or decrease in the valuation allowance would result in additional or lower income tax expense in that period and could have a significant impact on that period’s earnings.
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
Under U.S. tax law, distributions from foreign subsidiaries to U.S. stockholders are generally exempt from taxation, except for certain federal and states taxes. Consequently, the deferred income tax liability on undistributed earnings is generally limited to any foreign withholding or other foreign taxes that will be imposed on such distributions. The company is no longer asserting indefinite reinvestment of earnings of certain foreign subsidiaries. At both March 31, 2026 and December 31, 2025, the related deferred tax liability was $31.3 million, which is included in other long-term liabilities on the company’s consolidated balance sheets.

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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions that were effective in 2025 and others to be implemented through 2027. The company does not anticipate any material impact to our financial statements, due to the valuation allowance in the U.S., and no material permanent tax differences are expected. The company continues to assess the impact of these new provisions on the company’s consolidated financial statements for future reporting periods.
Note 8 - Loss Per Share
The following table provides the calculations for the company’s earnings (loss) per common share attributable to Unisys Corporation (shares in thousands):

	Three Months Ended March 31,
	2026	2025
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(35.8)	$(29.5)
Weighted average shares	71,801	70,106
Basic loss per common share	$(0.50)	$(0.42)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(35.8)	$(29.5)
Weighted average shares	71,801	70,106
Plus incremental shares from assumed vesting of employee stock plans	—	—
Adjusted weighted average shares	71,801	70,106
Diluted loss per common share	$(0.50)	$(0.42)

Anti-dilutive restricted stock units(i)	2,833	3,464

(i) Amounts represent shares excluded from the computation of diluted loss per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 9 - Revenue
The following table presents the company’s revenue disaggregated by type of revenue:

	Three Months Ended March 31,
	2026	2025
Services	$395.3	$386.2
Technology(i)	42.3	45.9
Total revenue	$437.6	$432.1
(i) Technology represents hardware and software license revenue.
Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.

Net contract assets (liabilities) are as follows:

	March 31, 2026	December 31, 2025
Contract assets - current	$14.5	$10.9
Contract assets - long-term(i)	3.5	4.1
Deferred revenue - current	(229.4)	(228.5)
Deferred revenue - long-term	(92.0)	(100.7)

(i) Reported in other long-term assets on the company’s consolidated balance sheets.
Significant changes in the above contract liability balances were as follows:

	Three Months Ended March 31,
	2026	2025
Revenue recognized that was included in deferred revenue at the beginning of the period	$66.9	$71.4
Capitalized Contract Costs
The company’s capitalized contract costs, net include the following:

	March 31, 2026	December 31, 2025
Deferred commissions, net	$6.9	$8.7
Costs to fulfill a contract, net	18.0	16.7
Other capitalized assets, net	46.4	48.2
Total capitalized contract costs, net	$71.3	$73.6
For the three months ended March 31, 2026 and 2025, amortization expense related to capitalized contract costs, net was $5.8 million and $3.0 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (i) contracts with an original expected length of one year or less and (ii) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At March 31, 2026, the company had approximately $0.8 billion of remaining performance obligations of which approximately 31% is estimated to be recognized as revenue by the end of 2026, 34% by the end of 2027, 20% by the end of 2028, 9% by the end of 2029 and 6% thereafter.
Note 10 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. In the third quarter of 2025, the company ceased its use of foreign currency forward contracts, as such these contracts have no remaining notional amounts. For the three months ended March 31, 2025, gains recognized on foreign currency exchange forward contracts were $15.9 million included within other (expense), net in the consolidated statements of income (loss). These contracts were not designated as hedging instruments and the fair value was based on quoted prices for similar but not identical financial instruments; as such, the inputs were considered Level 2 inputs.

Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.625% senior secured notes due January 15, 2031	$686.2	$601.1	$687.2	$717.5
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.
Note 11 - Properties
The components of properties, net were as follows:

	March 31, 2026	December 31, 2025
Buildings	$0.7	$0.7
Machinery and office equipment	205.1	206.4
Internal-use software	191.1	189.2
Rental equipment	9.1	6.7
Total properties, gross	$406.0	$403.0
Less - Accumulated depreciation and amortization	348.6	349.9
Properties, net	$57.4	$53.1
Note 12 - Goodwill and Intangible Assets
The net carrying value of goodwill by reporting unit was as follows:

	Total	DWS	CA&I	ECS
Balance at December 31, 2025	$193.8	$47.2	$54.5	$92.1
Translation adjustments	(0.1)	(0.1)	—	—
Balance at March 31, 2026	$193.7	$47.1	$54.5	$92.1
Goodwill is presented net of accumulated impairment losses of $94.1 million as of both March 31, 2026 and December 31, 2025, attributable to the DWS reporting unit.
Intangible Assets, Net
Intangible assets, net at March 31, 2026, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	$10.0	$10.0	$—
Customer relationships (i)	54.2	24.0	30.2
Marketing	1.3	1.3	—
Total	$65.5	$35.3	$30.2
(i) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended March 31, 2026 and 2025, amortization expense was $1.0 million and $1.1 million, respectively.

The future amortization relating to acquired intangible assets at March 31, 2026, was estimated as follows:

Future Amortization Expense
Remainder of 2026	$3.0
2027	4.0
2028	4.0
2029	4.0
2030	4.0
Thereafter	11.2
Total	$30.2
Note 13 - Debt
Long-term debt is comprised of the following:

	March 31, 2026	December 31, 2025
10.625% senior secured notes due January 15, 2031 (Face value of $698.4 million and $700.0 million less unamortized issuance costs of $12.2 million and $12.8 million at March 31, 2026 and December 31, 2025, respectively)(i)	$686.2	$687.2
Finance leases	39.1	41.2
Other debt	12.2	13.3
Total	737.5	741.7
Less – current maturities	13.5	12.7
Total long-term debt	$724.0	$729.0

(i) See Note 10 for the fair value of the notes.
Senior Secured Notes due 2031
In June 2025, the company completed a private placement offering of $700.0 million aggregate principal amount of its 10.625% Senior Secured Notes due 2031 (the 2031 Notes). The 2031 Notes pay interest semiannually on January 15 and July 15, and will mature on January 15, 2031, unless earlier repurchased or redeemed by the company. The 2031 Notes are fully and unconditionally guaranteed on a senior secured basis by Unisys Holding Corporation, Unisys AP Investment Company I and Unisys NPL, Inc., each a Delaware corporation that is directly or indirectly wholly owned by the company (the Subsidiary Guarantors).
During the three months ended March 31, 2026, the company repurchased $1.6 million of the 2031 Notes from the open market for $1.4 million. The company recorded a gain on debt extinguishment of $0.2 million, reported in other (expense), net.
Interest expense related to the 2031 Notes is comprised of the following:

Three Months Ended March 31,
2026
Contractual interest coupon	$18.6
Amortization of issuance costs	0.6
Total	$19.2
Senior Secured Notes due 2027
In 2025, the company satisfied and discharged the indenture relating to the $485.0 million aggregate principal amount of the 6.875% Senior Secured Notes due November 1, 2027 (the 2027 Notes). The company paid an aggregate amount of $493.5 million, which was made up of the following: $485.0 million of principal amount, $3.0 million of early tender premium and $5.5 million of accrued but unpaid interest on the 2027 Notes to be redeemed to, but not including, the redemption date. In 2025, the company recorded a loss on debt extinguishment in relation to to the satisfaction and discharge of the 2027 Notes of $7.0 million, reported in other (expense), net in the consolidated statements of income (loss), which included $4.0 million in unamortized debt issuance costs write-off and other expenses and an early tender premium of $3.0 million paid to repurchase a portion of the 2027 Notes.
Interest expense related to the 2027 Notes was comprised of the following:

Three Months Ended March 31,
2025
Contractual interest coupon	$8.3
Amortization of issuance costs	0.3
Total	$8.6
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures in June 2030. The Amended and Restated ABL Credit Facility provides for revolving loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $40.0 million), with an uncommitted accordion feature allowing for the aggregate amount available to be increased up to $155.0 million upon the satisfaction of certain specified conditions.
Availability under the Amended and Restated ABL Credit Facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2026, the company had no borrowings and $13.5 million of letters of credit outstanding. Availability under the Amended and Restated ABL Credit Facility was $79.1 million, net of letters of credit issued. Any borrowings under the Amended and Restated ABL Credit Facility will be subject to variable interest rates.
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
At March 31, 2026, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
Note 14 - Litigation and Contingencies
The company is involved in a wide range of lawsuits, claims, investigations and proceedings, which arise in the ordinary course of business, including actions with respect to commercial and government contracts, labor and employment, employee benefits, environmental matters, intellectual property and non-income tax matters. Further, given the rapidly evolving external landscape of cybersecurity, privacy, artificial intelligence, and data protection laws, regulations, threat actors, and heightened client expectations and demands, the company and its clients have been and will continue to be subject to actions or proceedings in various jurisdictions. These matters can involve a number of different parties, including competitors, clients, current or former employees, government and regulatory agencies, stockholders and representatives of the locations in which the company does business. Many of these matters are also highly complex and may seek recovery on behalf of a class or similarly large number of plaintiffs. It is therefore inherently difficult to predict the size or scope of potential future losses arising from these matters.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at March 31, 2026, it has adequate provisions for any such matters.
The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At March 31, 2026, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $101 million.
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
Environmental Matters
As of March 31, 2026, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $19 million, of which $6 million is reported in other accrued liabilities and $13 million in other long-term liabilities on the company’s consolidated balance sheets. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of March 31, 2026, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheets. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Note 15 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Pension and Postretirement Plans
Balance at December 31, 2025	$(2,427.9)	$(871.8)	$(1,556.1)
Other comprehensive (loss) income before reclassifications	(6.6)	(19.7)	13.1
Amounts reclassified from accumulated other comprehensive loss	22.8	(0.3)	23.1
Current period other comprehensive income (loss)	16.2	(20.0)	36.2
Balance at March 31, 2026	$(2,411.7)	$(891.8)	$(1,519.9)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended March 31,
	2026	2025
Translation adjustments:
Adjustment for substantial completion of liquidation of certain foreign subsidiaries(i)	$(0.3)	$(1.1)
Pension and postretirement plans(ii):
Amortization of prior service benefit	(0.9)	(0.9)
Amortization of actuarial losses	25.4	22.9
Total before tax	24.2	20.9
Income tax	(1.4)	(1.4)
Total reclassifications for the period	$22.8	$19.5

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic pension and postretirement cost (see Note 4).
Note 16 - Supplemental Cash Flow Information

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds	$13.6	$35.6
Interest	$42.0	$0.3
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$380.2	$413.9
Restricted cash	8.1	7.8
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$388.3	$421.7
Cash and cash equivalents subject to contractual restrictions, and are therefore not readily available, are classified as restricted cash. At March 31, 2026, the company maintains cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
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
The following table presents certain financial information by reportable segments:

	Total Segments	DWS	CA&I	ECS
Three Months Ended March 31, 2026
Revenue	$415.4	$118.2	$182.0	$115.2
Cost of revenue	305.9	102.3	142.4	61.2
Gross profit	$109.5	$15.9	$39.6	$54.0

Three Months Ended March 31, 2025
Revenue	$413.9	$118.6	$176.6	$118.7
Cost of revenue	306.0	101.7	142.2	62.1
Gross profit	$107.9	$16.9	$34.4	$56.6

Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended March 31,
	2026	2025
Total segment revenue	$415.4	$413.9
Other revenue	22.2	18.2
Total consolidated revenue	$437.6	$432.1
Presented below is a reconciliation of total segment gross profit to consolidated income (loss) before income taxes:

	Three Months Ended March 31,
	2026	2025
Total segment gross profit	$109.5	$107.9
Other gross profit (loss)	3.0	(0.4)
Total gross profit	112.5	107.5
Selling, general and administrative expense	(91.5)	(96.8)
Research and development expense	(4.8)	(5.6)
Interest expense	(18.5)	(8.2)
Other (expense), net	(20.8)	(16.9)
Total loss before income taxes	$(23.1)	$(20.0)
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended March 31,
	2026	2025
United States	$166.7	$185.9
United Kingdom	65.6	55.1
Other foreign	205.3	191.1
Total	$437.6	$432.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended March 31, 2026, the company reported net loss attributable to Unisys Corporation of $35.8 million, or $0.50 per diluted share, compared with a loss of $29.5 million, or $0.42 per diluted share, for the three months ended March 31, 2025.
Results of operations
Company results
Three months ended March 31, 2026 compared with the three months ended March 31, 2025
Revenue for the three months ended March 31, 2026 was $437.6 million compared with $432.1 million for the three months ended March 31, 2025, an increase of 1.3% from the prior-year period. Foreign currency fluctuations had a 6 percentage-point positive impact on revenue in the current period compared with the prior-year period, which was partially offset by the timing of software license renewals.
License and Support (L&S) represents software license and related support services, primarily ClearPath® Forward, within the company's Enterprise Computing Solutions (ECS) segment. Software license renewals tend to be significant and impactful to revenue and gross profit based on timing, which can fluctuate considerably from quarter to quarter. For the three months ended March 31, 2026, L&S revenue was $65.5 million compared to $71.1 million for the three months ended March 31, 2025, a decrease of 7.9%. The decrease was primarily driven by the timing of software license renewals, partially offset by foreign currency fluctuations, which had a 5 percentage-point positive impact on revenue in the current period compared with the prior-year period.
Excluding License and Support (Ex-L&S) measures exclude revenue, gross profit and gross profit margin in connection with software license and related support services within the ECS segment. Ex-L&S revenue for the three months ended March 31, 2026 was $372.1 million compared with $361.0 million for the three months ended March 31, 2025, an increase of 3.1%. Foreign currency fluctuations had a 6 percentage-point positive impact on revenue in the current period compared with the prior-year period, partially offset by lower volumes in Digital Workplace Solutions (DWS) and Cloud, Applications & Infrastructure Solutions (CA&I) reportable segments.
During the three months ended March 31, 2026, the company recognized net cost-reduction charges related to workforce reductions of $0.7 million, compared with a net credit related to workforce reductions of $0.3 million for the three months ended March 31, 2025. Additionally, for the three months ended March 31, 2026 and 2025, the company recorded charges of $0.8 million and $0.2 million, respectively, of lease abandonment and other costs related to cost-reduction efforts.
The charges (credits) related to cost reduction actions were recorded in the following statement of income (loss) classifications:

	Three Months Ended March 31,
(In millions)	2026	2025
Cost of revenue	$(0.3)	$(0.5)
Selling, general and administrative	2.2	0.5
Research and development	(0.4)	(0.1)
Total	$1.5	$(0.1)
Gross profit and gross profit margin were $112.5 million and 25.7% in the three months ended March 31, 2026, respectively, compared with $107.5 million and 24.9% for the three months ended March 31, 2025, respectively.
Ex-L&S gross profit and gross profit margin for the three months ended March 31, 2026 were $72.7 million and 19.5%, respectively, compared with $64.2 million and 17.8% for the three months ended March 31, 2025, respectively. The increases in Ex-L&S gross profit and gross profit margin were primarily driven by delivery improvement and labor cost savings initiatives in the CA&I segment.

During the three months ended March 31, 2026, a transaction within the company's United Kingdom business process outsourcing consolidated joint venture generated approximately $3 million of gross margin benefit, resulting in a positive impact on gross profit margin and Ex-L&S gross profit margin of 50 basis points and 70 basis points, respectively. This transaction is expected to generate approximately $12 million of gross margin benefit for 2026.
Selling, general and administrative expense in the three months ended March 31, 2026 was $91.5 million (20.9% of revenue) compared with $96.8 million (22.4% of revenue) for the three months ended March 31, 2025. The decrease was primarily attributable to a reduction in compensation expense of $6.2 million, partially offset by higher cost reduction charges of $1.7 million.
Research and development expense for the three months ended March 31, 2026 and 2025 was $4.8 million and $5.6 million, respectively.
For the three months ended March 31, 2026, the company reported an operating profit of $16.2 million compared with an operating profit of $5.1 million in the three months ended March 31, 2025. The increase was primarily driven by higher gross profit and lower selling, general and administrative expense as discussed above.
Interest expense for the three months ended March 31, 2026 and 2025 was $18.5 million and $8.2 million, respectively. The increase was primarily due to increased long-term debt balance and higher interest rate following the issuance of $700.0 million aggregate principal amount of 10.625% Senior Secured Notes due 2031 (the 2031 Notes) in June 2025.
Other (expense), net was expense of $20.8 million for the three months ended March 31, 2026 compared with expense of $16.9 million for the three months ended March 31, 2025. See Note 6 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended March 31, 2026 was $23.1 million, compared with a loss of $20.0 million for the three months ended March 31, 2025.
The provision for income taxes was $13.7 million for the three months ended March 31, 2026 compared with a provision of $10.6 million for the three months ended March 31, 2025. The change in the tax provision was primarily driven by the geographic distribution of income. The effective tax rate for the three months ended March 31, 2026 and 2025 was (59.3)% and (53.0)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., and jurisdictions with no valuation allowance that are subject to tax.
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
The net loss attributable to Unisys Corporation for the three months ended March 31, 2026 was $35.8 million, or $0.50 per diluted share, compared with a net loss of $29.5 million, or $0.42 per diluted share, for the three months ended March 31, 2025.

The following table represents Ex-L&S and L&S financial measures:

	Three Months Ended March 31,
(In millions, except for numbers presented as percentages)	2026	2025
L&S revenue	$65.5	$71.1
Ex L&S revenue	372.1	361.0
Total revenue	$437.6	$432.1

L&S gross profit	$39.8	$43.3
Ex-L&S gross profit	72.7	64.2
Total gross profit	$112.5	$107.5

L&S gross profit percent	60.8%	60.9%
Ex-L&S gross profit percent	19.5%	17.8%
Total gross profit percent	25.7%	24.9%
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
The company evaluates the performance of the segments based on segment revenue and segment gross profit. Segment revenue and segment gross profit are exclusive of certain activities and expenses that are not allocated to specific segments including the business activities related to the company’s United Kingdom business process outsourcing consolidated joint venture and certain expenses such as cost reduction charges, amortization of purchased intangibles and unusual and nonrecurring items that are not allocated to specific segments. These amounts are combined within other revenue and other gross profit (loss) to arrive at consolidated revenue and consolidated gross profit (loss). See Note 17 of the Notes to Consolidated Financial Statements for the reconciliations of segment revenue to total consolidated revenue and segment gross profit to total consolidated loss before income taxes.
Three months ended March 31, 2026 compared with the three months ended March 31, 2025
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Three Months Ended March 31, 2026
Revenue	$415.4	$118.2	$182.0	$115.2
Gross profit percent	26.4%	13.5%	21.8%	46.9%

Three Months Ended March 31, 2025
Revenue	$413.9	$118.6	$176.6	$118.7
Gross profit percent	26.1%	14.2%	19.5%	47.7%
DWS revenue was $118.2 million for the three months ended March 31, 2026 and $118.6 million for the three months ended March 31, 2025, a decrease of 0.3%. Foreign currency fluctuations had a 6 percentage-point positive impact on DWS revenue in the current period compared with the prior-year period. This positive impact in DWS revenue was offset by lower volume due to client attrition. Gross profit percent was 13.5% in the current period compared with 14.2% in the prior-year period. The decrease in gross profit percent was primarily driven by lower volume due to client attrition.

CA&I revenue was $182.0 million for the three months ended March 31, 2026 and $176.6 million for the three months ended March 31, 2025, an increase of 3.1%. Foreign currency fluctuations had a 5 percentage-point positive impact on CA&I revenue in the current period compared with the prior-year period. This positive impact in CA&I revenue was partially offset by reduced volume due to client attrition. Gross profit percent was 21.8% in the current period compared with 19.5% in the prior-year period. The increase in gross profit percent was primarily driven by delivery improvement and labor cost savings initiatives.
ECS revenue was $115.2 million for the three months ended March 31, 2026 and $118.7 million for the three months ended March 31, 2025, a decrease of 2.9%. Foreign currency fluctuations had a 5 percentage-point positive impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 46.9% in the current period compared with 47.7% in the prior-year period. The decreases in revenue and gross profit percent were primarily driven by the timing of software license renewals.
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
The following table summarizes the company’s TCV metrics.

	Three Months Ended March 31,
(In millions, except numbers presented as percentages)	2026	2025	% Change
New Business (i)	$158	$109	45%
Ex-L&S Renewals	74	76	(3)%
L&S Renewals	42	21	100%
Total TCV	$274	$206	33%
(i) New Business relates to expansion and new scope for existing clients and new logo contracts.
Backlog was $2.96 billion as of March 31, 2026 compared to $2.89 billion as of March 31, 2025.
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
Cash and cash equivalents at March 31, 2026 were $380.2 million compared to $413.9 million at December 31, 2025. The decrease in cash and cash equivalents is primarily due to the timing of cash interest payment associated with the 2031 Notes.
As of March 31, 2026, $266.7 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-quarter of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. At March 31, 2026, the deferred tax liability on undistributed earnings was $31.3 million. Transfers of international cash and cash equivalents to the U.S. will require the company to pay withholding or other taxes on a portion of the amount transferred. At March 31, 2026, the company maintained cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During the three months ended March 31, 2026, cash used for operations was $4.4 million compared with cash provided by operations of $33.3 million during the three months ended March 31, 2025. This decrease was primarily driven by timing of cash interest payment associated with the 2031 Notes.
During the three months ended March 31, 2026, cash used for investing activities was $21.2 million compared with cash used for investing activities of $20.3 million during the three months ended March 31, 2025. In the current period, the investment in marketable software was $10.4 million compared with $11.2 million in the prior-year period and capital additions of properties and other assets were $10.7 million compared with $8.9 million in the prior-year period.
During the three months ended March 31, 2026, cash used for financing activities was $6.0 million compared with cash used for financing activities of $4.0 million during the three months ended March 31, 2025.
At March 31, 2026, total debt was $737.5 million compared to $741.7 million at December 31, 2025. During the three months ended March 31, 2026, the company repurchased $1.6 million of the 2031 Notes from the open market for $1.4 million.
Asset Based Lending (ABL) Credit Facility
The company has a secured revolving credit facility (the Amended and Restated ABL Credit Facility), which matures in June 2030. The Amended and Restated ABL Credit Facility provides for revolving loans and letters of credit up to an aggregate amount of $125.0 million (with a limit on letters of credit of $40.0 million), with an uncommitted accordion feature provision allowing for the aggregate amount available to be increased up to $155.0 million upon the satisfaction of certain specified conditions.
Availability under the Amended and Restated ABL Credit Facility is subject to a borrowing base calculated by reference to the company’s receivables. At March 31, 2026, the company had no borrowings and $13.5 million of letters of credit outstanding. Availability under the Amended and Restated ABL Credit Facility was $79.1 million, net of letters of credit issued. Any borrowings under the Amended and Restated ABL Credit Facility will be subject to variable interest rates.
At March 31, 2026, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
Pension and Postretirement Benefits
At the end of each year, the company estimates its future cash contributions to its global defined benefit pension plans based on year-end pension data, assumptions and agreements.
For the three months ended March 31, 2026, the company made cash contributions totaling $28.2 million, primarily to its international defined benefit pension plans.
Based on current legislation, global regulations, recent interest rates and expected returns, for the remainder of 2026, the company expects to make cash contributions of approximately $69 million primarily to its U.S. defined benefit pension plans. This will result in total expected cash contributions for 2026 of approximately $97 million to the company’s global defined benefit pension plans, including approximately $47 million to the company’s U.S. qualified defined benefit pension plans and approximately $50 million primarily to the company’s international defined benefit pension plans. Additionally, the company estimates future total cash contributions to its global defined benefit pension plans of approximately $105 million in 2027.
For the three months ended March 31, 2025, the company made cash contributions of $9.2 million primarily to its international defined benefit pension plans.
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
Critical accounting policies and estimates
There have been no significant changes to the company’s critical accounting policies and estimates as reported in its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There has been no material change in the company’s assessment of its sensitivity to market risk since its disclosure in its Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of March 31, 2026, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to legal proceedings is set forth in Note 14 of the Notes to Consolidated Financial Statements, and such information is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the “Risk Factors” in Part I, Item 1A of the company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933, as amended).
Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of TSR-Based Cash Award Agreement

10.2	Form of Restricted Stock Unit Agreement

10.3	Form of Profit-Based Cash Award Agreement

10.4	Form of Time-Based Cash Award Agreement

31.1	Certification of Michael M. Thomson, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1
Certification of Michael M. Thomson, Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2
Certification of Debra McCann, Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: May 6, 2026	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)