Form 10-Q
period 2026-09-30
UNISYS CORP
filed 2026-11-05
CIK 746838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of Unisys Common Stock, par value $.01, outstanding as of September 30, 2026: 72,933,732

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$471.5	$460.2	$1,382.6	$1,375.6
Costs and expenses
Cost of revenue	345.5	343.0	1,026.8	1,020.9
Selling, general and administrative	95.1	90.9	282.3	281.3
Research and development	7.2	4.8	17.8	16.5
Goodwill and intangible asset impairment	—	55.0	48.7	55.0
	447.8	493.7	1,375.6	1,373.7
Operating income (loss)	23.7	(33.5)	7.0	1.9
Interest expense	19.0	18.2	55.8	34.6
Other (expense), net	(183.2)	(241.2)	(232.6)	(280.2)
Loss before income taxes	(178.5)	(292.9)	(281.4)	(312.9)
Provision for income taxes	21.8	16.3	51.3	46.9
Consolidated net loss	(200.3)	(309.2)	(332.7)	(359.8)
Net income (loss) attributable to noncontrolling interests	0.7	(0.3)	(0.6)	(1.3)
Net loss attributable to Unisys Corporation	$(201.0)	$(308.9)	$(332.1)	$(358.5)
Loss per share attributable to Unisys Corporation
Basic	$(2.76)	$(4.33)	$(4.58)	$(5.06)
Diluted	$(2.76)	$(4.33)	$(4.58)	$(5.06)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated net loss	$(200.3)	$(309.2)	$(332.7)	$(359.8)
Other comprehensive income
Foreign currency translation	(5.7)	(19.4)	(20.6)	119.9
Pension and postretirement adjustments, net of tax of $0.2 and $5.7 in 2026 and $5.0 and $(10.7) in 2025	147.1	248.0	205.4	215.7
Total other comprehensive income	141.4	228.6	184.8	335.6
Comprehensive loss	(58.9)	(80.6)	(147.9)	(24.2)
Less comprehensive income attributable to noncontrolling interests	1.3	0.5	2.5	1.0
Comprehensive loss attributable to Unisys Corporation	$(60.2)	$(81.1)	$(150.4)	$(25.2)
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Millions)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$264.2	$413.9
Accounts receivable, net	359.5	437.7
Contract assets	8.8	10.9
Inventories	20.2	13.8
Prepaid expenses and other current assets	123.9	127.7
Total current assets	776.6	1,004.0
Properties, net	58.4	53.1
Capitalized contract costs, net	68.9	73.6
Marketable software, net	166.7	166.1
Operating lease right-of-use assets	36.5	38.4
Prepaid pension and postretirement assets	41.1	21.3
Deferred income taxes	91.8	96.9
Goodwill	146.6	193.8
Intangible assets, net	26.8	31.2
Restricted cash	12.3	7.8
Other long-term assets	156.8	160.0
Total assets	$1,582.5	$1,846.2
Total liabilities and deficit
Current liabilities:
Current maturities of long-term debt	$12.3	$12.7
Accounts payable	127.2	81.2
Deferred revenue	174.5	228.5
Other accrued liabilities	277.9	333.5
Total current liabilities	591.9	655.9
Long-term debt	719.1	729.0
Long-term pension and postretirement liabilities	492.1	517.7
Long-term deferred revenue	79.1	100.7
Long-term operating lease liabilities	28.6	30.6
Other long-term liabilities	80.0	80.6
Commitments and contingencies (see Note 14)
Deficit:
Common stock; Issued: September 30, 2026 - 80.2 shares and December 31, 2025 - 78.1 shares	0.8	0.8
Accumulated deficit	(2,811.0)	(2,478.9)
Treasury stock, shares at cost; September 30, 2026 - 7.3 shares and December 31, 2025 - 6.7 shares	(163.1)	(161.8)
Paid-in capital	4,794.4	4,785.2
Accumulated other comprehensive loss	(2,246.2)	(2,427.9)
Total Unisys Corporation stockholders' deficit	(425.1)	(282.6)
Noncontrolling interests	16.8	14.3
Total deficit	(408.3)	(268.3)
Total liabilities and deficit	$1,582.5	$1,846.2

See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Consolidated net loss	$(332.7)	$(359.8)
Adjustments to reconcile consolidated net loss to net cash used for operating activities:
(Gains) loss on debt extinguishment	(0.2)	7.0
Foreign currency (gains) losses	(10.1)	1.4
Employee stock compensation	9.8	12.2
Depreciation and amortization of properties	15.3	17.6
Depreciation and amortization of capitalized contract costs	19.7	11.4
Amortization of marketable software	35.5	38.3
Amortization of intangible assets	2.9	3.2
Goodwill and intangible asset impairment	48.7	55.0
Other non-cash operating activities	0.9	3.3
Pension and postretirement contributions	(89.0)	(318.2)
Pension and postretirement expense	244.3	286.8
Deferred income taxes, net	0.4	4.4
Changes in operating assets and liabilities:
Receivables, net and contract assets	79.3	104.2
Inventories	(6.3)	(1.3)
Other assets	10.9	(0.9)
Accounts payable and current liabilities	(79.3)	(113.5)
Other liabilities	(16.6)	4.0
Net cash used for operating activities	(66.5)	(244.9)
Cash flows from investing activities
Investment in marketable software	(32.4)	(36.1)
Capital additions of properties and other assets	(33.3)	(22.4)
Proceeds from foreign exchange forward contracts	—	2,342.1
Purchases of foreign exchange forward contracts	—	(2,305.1)
Other	(0.1)	(0.1)
Net cash used for investing activities	(65.8)	(21.6)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	700.0
Payments of long-term debt	(11.8)	(490.0)
Issuance costs relating to long-term debt	—	(14.1)
Cash paid for debt extinguishment	—	(4.2)
Other	(1.3)	(3.6)
Net cash (used for) provided by financing activities	(13.1)	188.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	18.3
Decrease in cash, cash equivalents and restricted cash	(145.2)	(60.1)
Cash, cash equivalents and restricted cash, beginning of period	421.7	390.6
Cash, cash equivalents and restricted cash, end of period	$276.5	$330.5
See notes to consolidated financial statements

UNISYS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT) (Unaudited)
(Millions)

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2025	$(268.3)	$(282.6)	$0.8	$(2,478.9)	$(161.8)	$4,785.2	$(2,427.9)	$14.3
Consolidated net loss	(36.8)	(35.8)		(35.8)				(1.0)
Stock-based activity	2.2	2.2			(1.2)	3.4
Translation adjustments	(18.4)	(20.0)					(20.0)	1.6
Pension and postretirement plans	36.8	36.2					36.2	0.6
Balance at March 31, 2026	$(284.5)	$(300.0)	$0.8	$(2,514.7)	$(163.0)	$4,788.6	$(2,411.7)	$15.5
Consolidated net loss	(95.6)	(95.3)		(95.3)				(0.3)
Stock-based activity	3.2	3.2			—	3.2
Translation adjustments	3.5	3.8					3.8	(0.3)
Pension and postretirement plans	21.5	20.9					20.9	0.6
Balance at June 30, 2026	$(351.9)	$(367.4)	$0.8	$(2,610.0)	$(163.0)	$4,791.8	$(2,387.0)	$15.5
Consolidated net (loss) income	(200.3)	(201.0)		(201.0)				0.7
Stock-based activity	2.5	2.5			(0.1)	2.6
Translation adjustments	(5.7)	(5.7)					(5.7)	—
Pension and postretirement plans	147.1	146.5					146.5	0.6
Balance at September 30, 2026	$(408.3)	$(425.1)	$0.8	$(2,811.0)	$(163.1)	$4,794.4	$(2,246.2)	$16.8

		Unisys Corporation
	Total	Total Unisys Corporation	Common Stock Par Value	Accumu-lated Deficit	Treasury Stock At Cost	Paid-in Capital	Accumu-lated Other Compre-hensive Loss	Non-controlling Interests
Balance at December 31, 2024	$(269.3)	$(283.4)	$0.8	$(2,139.1)	$(158.5)	$4,770.6	$(2,757.2)	$14.1
Consolidated net loss	(30.6)	(29.5)		(29.5)				(1.1)
Stock-based activity	3.5	3.5			(2.8)	6.3
Translation adjustments	45.0	42.2					42.2	2.8
Pension and postretirement plans	(2.7)	(0.6)					(0.6)	(2.1)
Balance at March 31, 2025	$(254.1)	$(267.8)	$0.8	$(2,168.6)	$(161.3)	$4,776.9	$(2,715.6)	$13.7
Consolidated net (loss) income	(20.0)	(20.1)		(20.1)				0.1
Stock-based activity	2.5	2.5			(0.5)	3.0
Translation adjustments	94.3	88.8					88.8	5.5
Pension and postretirement plans	(29.6)	(24.9)					(24.9)	(4.7)
Balance at June 30, 2025	$(206.9)	$(221.5)	$0.8	$(2,188.7)	$(161.8)	$4,779.9	$(2,651.7)	$14.6
Consolidated net loss	(309.2)	(308.9)		(308.9)				(0.3)
Stock-based activity	2.4	2.4				2.4
Translation adjustments	(19.4)	(18.1)					(18.1)	(1.3)
Pension and postretirement plans	248.0	245.9					245.9	2.1
Balance at September 30, 2025	$(285.1)	$(300.2)	$0.8	$(2,497.6)	$(161.8)	$4,782.3	$(2,423.9)	$15.1

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
Note 3 - Cost Reduction Actions
The company from time to time initiates cost reduction actions designed to improve operating efficiency, reduce costs and align the company’s workforce and facility structures to its overall business plan.
Cost-reduction charges (credits) and other costs recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Workforce reductions:
Severance and other employee costs	$2.6	$1.6	$11.0	$6.8
Changes in estimates	1.6	(0.6)	(2.0)	(4.6)
Total workforce reductions	4.2	1.0	9.0	2.2
Lease abandonment and other costs	2.6	—	5.4	0.3
Asset impairment charges and write-offs (i)	—	—	—	3.2
Total	$6.8	$1.0	$14.4	$5.7
(i) Asset impairment charges and write-offs relate to assets associated with exited operations and facilities.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$4.0	$(0.6)	$6.8	$4.5
Selling, general and administrative	2.8	0.8	7.7	0.4
Research and development	—	0.8	(0.1)	0.8
Total	$6.8	$1.0	$14.4	$5.7
Liabilities and expected future payments related to the company’s workforce reduction actions are as follows:

Total
Balance at December 31, 2025	$24.8
Provisions	11.0
Payments	(19.5)
Changes in estimates	(2.0)
Translation adjustments	(0.2)
Balance at September 30, 2026	$14.1
Expected future utilization on balance at September 30, 2026:
Short-term	$14.1

Note 4 - Pension and Postretirement Benefits
Net periodic pension expense is presented below:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$0.5	$—	$0.5	$0.4	$—	$0.4
Interest cost	40.4	22.2	18.2	47.8	28.6	19.2
Expected return on plan assets	(35.7)	(15.8)	(19.9)	(57.2)	(34.6)	(22.6)
Amortization of prior service benefit	(1.2)	(0.6)	(0.6)	(1.1)	(0.6)	(0.5)
Recognized net actuarial loss	27.7	18.6	9.1	25.1	18.7	6.4
Settlement losses (ii)(iii)	151.2	151.2	—	227.7	227.7	—
Net periodic pension expense	$182.9	$175.6	$7.3	$242.7	$239.8	$2.9

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Total	U.S. Plans	International Plans	Total	U.S. Plans	International Plans
Service cost(i)	$1.3	$—	$1.3	$1.1	$—	$1.1
Interest cost	120.5	65.1	55.4	140.2	84.4	55.8
Expected return on plan assets	(107.5)	(47.1)	(60.4)	(152.8)	(87.2)	(65.6)
Amortization of prior service benefit	(3.6)	(1.9)	(1.7)	(3.4)	(1.9)	(1.5)
Recognized net actuarial loss	80.8	53.6	27.2	73.6	54.8	18.8
Settlement losses (ii)(iii)	151.2	151.2	—	227.7	227.7	—
Net periodic pension expense	$242.7	$220.9	$21.8	$286.4	$277.8	$8.6

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic pension expense are reported in other (expense), net in the consolidated statements of income (loss).

(ii) In September 2026, the company purchased a group annuity contract, with plan assets, to transfer to a third-party issuer approximately $200 million of projected U.S. defined benefit pension liabilities. This action resulted in a pre-tax settlement loss of $151.2 million for both the three and nine months ended September 30, 2026.

(iii) In September 2025, the company purchased a group annuity contract, with plan assets, to transfer to a third-party issuer approximately $320 million of projected U.S. defined benefit pension liabilities. This action resulted in a pre-tax settlement loss of $227.7 million for both the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the company made cash contributions of $87.7 million to its global defined benefit pension plans. For the remainder of 2026, the company expects to make cash contributions of approximately $9 million, resulting in total expected cash contributions for 2026 of approximately $97 million to the company’s global defined benefit pension plans. These contributions are expected to include approximately $47 million to the company’s U.S. qualified defined benefit pension plans and approximately $50 million, primarily to the company’s international defined benefit pension plans.
During the nine months ended September 30, 2025, the company made cash contributions of $317.2 million to its global defined benefit pension plans, including a discretionary contribution of $250 million to its U.S. defined benefit pension plans. In 2025, the company made cash contributions of $343.7 million to its global defined benefit pension plans.
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

Net periodic postretirement benefit expense is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost(i)	$—	$—	$—	$0.1
Interest cost	0.7	0.6	1.9	1.8
Expected return on assets	(0.1)	—	(0.1)	(0.1)
Recognized net actuarial gain	(0.3)	(0.5)	(0.7)	(1.6)
Amortization of prior service benefit	0.2	0.1	0.5	0.2
Net periodic postretirement benefit expense	$0.5	$0.2	$1.6	$0.4

(i) Service cost is reported in selling, general and administrative expense. All other components of net periodic postretirement benefit expense are reported in other (expense), net in the consolidated statements of income (loss).

The company expects to make cash contributions of $3 million to its postretirement benefit plan in 2026. In 2025, the company made cash contributions of $1.6 million to its postretirement benefit plan. For the nine months ended September 30, 2026 and 2025, the company made cash contributions of $1.3 million and $1.0 million, respectively.
Note 5 - Stock Compensation
Under stockholder approved stock-based plans, stock options, stock appreciation rights, restricted stock and restricted stock units (RSUs) may be granted to officers, directors and other key employees.
As of September 30, 2026, the company has granted restricted stock and RSUs under these plans. The company recognizes compensation cost, net of a forfeiture rate, in selling, general and administrative expense, and recognizes compensation cost only for those awards expected to vest. The company estimates the forfeiture rate based on its historical experience and its expectations about future forfeitures.
During the nine months ended September 30, 2026 and 2025, the company recorded $9.8 million and $12.2 million of share-based restricted stock and RSU compensation expense, respectively.
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
A summary of restricted stock and RSU activity for the nine months ended September 30, 2026 follows (shares in thousands):

	Restricted Stock and RSU	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2025	6,470	$4.77
Granted (i)	5,330	2.43
Vested (ii)	(3,769)	4.19
Forfeited and expired	(618)	4.32
Outstanding at September 30, 2026	7,413	3.58
(i) Awards granted during the nine months ended September 30, 2026 were time-based conditions awards.
(ii) Vested awards include 2023 and 2024 performance-based RSUs awards vested at zero percent payout.
As of September 30, 2026, there was $14.8 million of total unrecognized compensation cost related to outstanding restricted stock and RSUs granted under the company’s plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 6 - Other (expense), net
Other (expense), net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pension and postretirement expense(i)	$(183.0)	$(242.5)	$(243.1)	$(285.6)
(Loss) gain on debt extinguishment	—	(0.2)	0.2	(7.0)
Foreign exchange (losses) gains(ii)	5.8	(3.7)	10.1	(1.4)
Interest income(iii)	2.7	4.7	12.0	16.0
Other, net(iv)	(8.7)	0.5	(11.8)	(2.2)
Total other (expense), net	$(183.2)	$(241.2)	$(232.6)	$(280.2)
(i) Pension and postretirement expense includes U.S. pension settlement losses of $151.2 million and $227.7 million for the three and nine months ended September 30, 2026 and 2025, respectively. See Note 4.
(ii) Foreign exchange (losses) gains include gains (losses) from remeasuring cash, receivables, payables and intercompany balances denominated in foreign currencies, as well as gains (losses) related to the substantial completion of liquidation of certain foreign subsidiaries. In the third quarter of 2025, the company ceased the use of foreign currency forward contracts used to mitigate the impact of exchange rate fluctuations in the intercompany balances denominated in foreign currencies. The gains (losses) on such forward contracts for the three and nine months ended September 30, 2025 were included within foreign exchange (losses) gains. See Note 10 for details on the company’s foreign exchange forward contracts.
(iii) Interest income relates primarily to interest earned from cash and short-term investments.
(iv) Other, net for both the three and nine months ended September 30, 2026 includes a reserve of approximately $7 million related to a tax settlement program in Brazil. See Note 14. Other, net also includes environmental costs related to previously disposed businesses and other miscellaneous items.
Note 7 - Income Taxes
For the three and nine months ended September 30, 2026, the provision for income taxes was $21.8 million and $51.3 million, respectively, primarily driven by the geographic distribution of income. For the three and nine months ended September 30, 2026, the effective tax rate was (12.2)% and (18.2)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., and jurisdictions with no valuation allowance that are subject to tax.
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

Note 8 - Loss Per Share
The following table provides the calculations for the company’s earnings (loss) per common share attributable to Unisys Corporation (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic loss per common share computation:
Net loss attributable to Unisys Corporation	$(201.0)	$(308.9)	$(332.1)	$(358.5)
Weighted average shares	72,928	71,301	72,548	70,889
Basic loss per common share	$(2.76)	$(4.33)	$(4.58)	$(5.06)

Diluted loss per common share computation:
Net loss attributable to Unisys Corporation	$(201.0)	$(308.9)	$(332.1)	$(358.5)
Weighted average shares	72,928	71,301	72,548	70,889
Plus incremental shares from assumed vesting of employee stock plans	—	—	—	—
Adjusted weighted average shares	72,928	71,301	72,548	70,889
Diluted loss per common share	$(2.76)	$(4.33)	$(4.58)	$(5.06)

Anti-dilutive restricted stock units(i)	2,411	2,362	2,507	2,711

(i) Amounts represent shares excluded from the computation of diluted loss per share, as their effect, if included, would have been anti-dilutive for the periods presented.
Note 9 - Revenue
The following table presents the company’s revenue disaggregated by type of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services	$404.1	$404.1	$1,212.0	$1,202.5
Technology(i)	67.4	56.1	170.6	173.1
Total revenue	$471.5	$460.2	$1,382.6	$1,375.6
(i) Technology represents hardware and software license revenue.
Contract Assets and Deferred Revenue
Contract assets represent rights to consideration in exchange for goods or services transferred to a customer when that right is conditional on something other than the passage of time. Deferred revenue represents contract liabilities.
Net contract assets (liabilities) are as follows:

	September 30, 2026	December 31, 2025
Contract assets - current	$8.8	$10.9
Contract assets - long-term(i)	2.0	4.1
Deferred revenue - current	(174.5)	(228.5)
Deferred revenue - long-term	(79.1)	(100.7)

(i) Reported in other long-term assets on the company’s consolidated balance sheets.

Significant changes in the above contract liability balances were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized that was included in deferred revenue at the beginning of the period	$54.0	$44.8	$179.3	$174.8
Capitalized Contract Costs
The company’s capitalized contract costs, net include the following:

	September 30, 2026	December 31, 2025
Deferred commissions, net	$5.9	$8.7
Costs to fulfill a contract, net	21.8	16.7
Other capitalized assets, net	41.2	48.2
Total capitalized contract costs, net	$68.9	$73.6
For the three months ended September 30, 2026 and 2025, amortization expense related to capitalized contract costs, net was $6.2 million and $3.9 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense related to capitalized contract costs assets, net was $19.7 million and $11.4 million, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed and excludes (i) contracts with an original expected length of one year or less and (ii) contracts for which the company recognizes revenue at the amount to which it has the right to invoice for services performed. At September 30, 2026, the company had approximately $0.7 billion of remaining performance obligations of which approximately 13% is estimated to be recognized as revenue by the end of 2026, 41% by the end of 2027, 25% by the end of 2028, 12% by the end of 2029 and 9% thereafter.
Note 10 - Financial Instruments and Fair Value Measurements
Due to its foreign operations, the company is exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar, principally related to intercompany account balances. In the third quarter of 2025, the company ceased its use of foreign currency forward contracts; as such, these contracts had no remaining notional amounts since December 31, 2025. For the three and nine months ended September 30, 2025, gains (losses) recognized on foreign currency exchange forward contracts were $(7.5) million and $46.4 million, respectively, and included within other (expense), net in the consolidated statements of income (loss). These contracts were not designated as hedging instruments and the fair value was based on quoted prices for similar but not identical financial instruments; as such, the inputs were considered Level 2 inputs.
Financial assets with carrying values approximating fair value include cash and cash equivalents and accounts receivable. Financial liabilities with carrying values approximating fair value include accounts payable and other liabilities. The carrying amounts of these financial assets and liabilities approximate fair value due to their short maturities. Such financial instruments are not included in the following table that provides information about the estimated fair values of other financial instruments that are not measured at fair value in the consolidated balance sheets as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt:
10.625% senior secured notes due January 15, 2031	$687.5	$646.6	$687.2	$717.5
Long-term debt is carried at amortized cost and its estimated fair value is based on market prices classified as Level 2 in the fair value hierarchy.

Note 11 - Properties
The components of properties, net were as follows:

	September 30, 2026	December 31, 2025
Buildings	$0.9	$0.7
Machinery and office equipment	137.2	206.4
Internal-use software	80.7	189.2
Rental equipment	—	6.7
Total properties, gross	$218.8	$403.0
Less - Accumulated depreciation and amortization	160.4	349.9
Properties, net	$58.4	$53.1
During the three months ended September 30, 2026, the company removed $176.5 million of fully depreciated properties and related accumulated depreciation for assets no longer in service.
Note 12 - Goodwill and Intangible Assets
The net carrying value of goodwill by reporting unit was as follows:

	Total	DWS	CA&I	ECS
Balance at December 31, 2025	$193.8	$47.2	$54.5	$92.1
Goodwill impairment	(47.2)	(47.2)	—	—
Balance at September 30, 2026	$146.6	$—	$54.5	$92.1
Goodwill is presented net of accumulated impairment losses of $141.3 million and $94.1 million as of September 30, 2026 and December 31, 2025, respectively, attributable to the DWS reporting unit. For the nine months ended September 30, 2026, the company recognized an impairment loss of $47.2 million on goodwill associated with the DWS reporting unit. The impairment charge was recorded within goodwill and intangible asset impairment in the consolidated statements of income (loss).
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
During the second quarter of 2026, the company reviewed its estimated long-term expected future cash flows for the DWS reporting unit. DWS projected gross profit was below the previous estimated forecast primarily due to continued competitive pressure resulting from industry and macro-economic conditions. Based on this, the company concluded that a triggering event existed and conducted a quantitative goodwill impairment assessment for the DWS reporting unit in the second quarter of 2026. Based on the results of the quantitative assessment, the carrying value of the DWS reporting unit exceeded its fair value, resulting in the recognition of a goodwill impairment charge of $47.2 million in the second quarter of 2026. The impairment charge represented the entire remaining goodwill balance allocated to the DWS reporting unit, resulting in a full write-off of the reporting unit's goodwill.
No triggering events were identified during the third quarter of 2026, and no additional goodwill impairment charges were recorded during the period.

Intangible Assets, Net
Intangible assets, net at September 30, 2026, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Amount
Technology	$10.0	$10.0	$—	$—
Customer relationships (i)	54.2	25.9	1.5	26.8
Marketing	1.3	1.3	—	—
Total	$65.5	$37.2	$1.5	$26.8
(i) Amortization expense is included within selling, general and administrative expense in the consolidated statements of income (loss).
For the three months ended September 30, 2026 and 2025, amortization expense was $0.9 million and $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, amortization expense was $2.9 million and $3.2 million, respectively.
Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances would indicate that the carrying value may not be recoverable. An impairment charge would be recognized if the carrying value exceeds fair value in the consolidated statement of income (loss) in the period the impairment is identified.
During second quarter of 2026, the company recorded an impairment charge of $1.5 million related to a customer relationship intangible asset. The impairment was triggered by revised expectations regarding future cash flows. Fair value was determined using a discounted cash flow methodology and is classified as a Level 3 fair value measurement. The impairment charge was recorded within goodwill and intangible asset impairment in the consolidated statements of income (loss). No triggering events were identified during the third quarter of 2026, and no additional intangible asset impairment charges were recorded during the period.
The future amortization relating to acquired intangible assets at September 30, 2026, was estimated as follows:

Future Amortization Expense
Remainder of 2026	$1.0
2027	3.7
2028	3.7
2029	3.7
2030	3.7
Thereafter	11.0
Total	$26.8

Note 13 - Debt
Long-term debt is comprised of the following:

	September 30, 2026	December 31, 2025
10.625% senior secured notes due January 15, 2031 (Face value of $698.4 million and $700.0 million less unamortized issuance costs of $10.9 million and $12.8 million at September 30, 2026 and December 31, 2025, respectively)(i)	$687.5	$687.2
Finance leases	35.6	41.2
Other debt	8.3	13.3
Total	731.4	741.7
Less – current maturities	12.3	12.7
Total long-term debt	$719.1	$729.0

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
During the nine months ended September 30, 2026, the company repurchased $1.6 million of the 2031 Notes from the open market for $1.4 million. The company recorded a gain on debt extinguishment of $0.2 million, reported in other (expense), net.
Interest expense related to the 2031 Notes is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest coupon	$18.6	$18.6	$55.8	$19.4
Amortization of issuance costs	0.6	0.6	1.9	0.6
Total	$19.2	$19.2	$57.7	$20.0
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

Interest expense related to the 2027 Notes was comprised of the following:

Nine Months Ended September 30, 2025
Contractual interest coupon	$16.3
Amortization of issuance costs	0.6
Total	$16.9
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
Availability under the Amended and Restated ABL Credit Facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2026, the company had no borrowings and $6.5 million of letters of credit outstanding. Availability under the Amended and Restated ABL Credit Facility was $89.1 million, net of letters of credit issued. Any borrowings under the Amended and Restated ABL Credit Facility will be subject to variable interest rates.
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
At September 30, 2026, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.
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
Notwithstanding that the ultimate results of the lawsuits, claims, investigations and proceedings that have been brought or asserted against the company are not currently determinable, the company believes that at September 30, 2026, it has adequate provisions for any such matters.

The following is a summary of the more significant legal proceedings involving the company.
The company’s Brazilian operations, along with those of many other companies doing business in Brazil, are involved in various litigation matters, including numerous governmental assessments related to indirect and other taxes, as well as disputes associated with former employees and contract labor. The tax-related matters pertain to value-added taxes, customs, duties, sales and other non-income-related tax exposures. The labor-related matters include claims related to compensation. The company believes that appropriate accruals have been established for such matters based on information currently available. At September 30, 2026, excluding those matters that have been assessed by management as being remote as to the likelihood of ultimately resulting in a loss, the amount related to unreserved tax-related matters, inclusive of any related interest, is estimated to be approximately $27 million. In September 2026, the company entered into a tax settlement program in Brazil, which resolved two longstanding tax lawsuits and allowed the company to significantly reduce related penalty and interest claims. At September 30, 2026, the company had a reserve of approximately $7 million related to these matters, reported in current liabilities on the company’s consolidated balance sheets, which was subsequently paid in the fourth quarter of 2026.
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
Environmental Matters
As of September 30, 2026, the company has an estimated environmental liability for a site that its predecessor company previously operated of approximately $18 million, of which $4 million is reported in other accrued liabilities and $14 million in other long-term liabilities on the company’s consolidated balance sheets. The company has an agreement related to this site, which provides for a partial reimbursement of certain costs when all cleanup work has been approved and finalized. As of September 30, 2026, the company expects to recover approximately $33 million, which is included in other long-term assets on the company’s consolidated balance sheets. As the company continues to perform investigation activities and if events and circumstances change, the company may incur future additional costs, which could have a material impact on the company’s results of operations, financial condition and cash flows.
Note 15 - Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is as follows:

	Total	Translation Adjustments	Pension and Postretirement Plans
Balance at December 31, 2025	$(2,427.9)	$(871.8)	$(1,556.1)
Other comprehensive (loss) income before reclassifications	(9.9)	(21.8)	11.9
Amounts reclassified from accumulated other comprehensive loss	191.6	(0.1)	191.7
Current period other comprehensive income (loss)	181.7	(21.9)	203.6
Balance at September 30, 2026	$(2,246.2)	$(893.7)	$(1,352.5)

Amounts reclassified out of accumulated other comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Translation adjustments:
Adjustment for substantial completion of liquidation of certain foreign subsidiaries(i)	$—	$—	$(0.1)	$(2.7)
Pension and postretirement plans(ii):
Amortization of prior service benefit	(0.9)	(0.9)	(2.6)	(2.7)
Amortization of actuarial losses	26.3	23.9	77.1	70.0
Settlement losses	121.4	208.7	121.4	208.7
Total before tax	146.8	231.7	195.8	273.3
Income tax	(1.4)	(1.0)	(4.2)	(3.0)
Total reclassifications for the period	$145.4	$230.7	$191.6	$270.3

(i) Reported in other (expense), net in the consolidated statements of income (loss).
(ii)These items are included in net periodic pension and postretirement cost (see Note 4).
Note 16 - Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for:
Income taxes, net of refunds	$39.4	$57.2
Interest	$82.4	$22.8
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the amounts shown in the consolidated statements of cash flows.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$264.2	$413.9
Restricted cash	12.3	7.8
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$276.5	$421.7
Cash and cash equivalents subject to contractual restrictions, and are therefore not readily available, are classified as restricted cash. At September 30, 2026, the company maintains cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
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
The following table presents certain financial information by reportable segments:

	Total Segments	DWS	CA&I	ECS
Three Months Ended September 30, 2026
Revenue	$451.1	$130.2	$180.3	$140.6
Cost of revenue	323.4	117.8	143.1	62.5
Gross profit	$127.7	$12.4	$37.2	$78.1

Three Months Ended September 30, 2025
Revenue	$438.9	$125.3	$180.4	$133.2
Cost of revenue	321.6	105.0	145.0	71.6
Gross profit	$117.3	$20.3	$35.4	$61.6

	Total Segments	DWS	CA&I	ECS
Nine Months Ended September 30, 2026
Revenue	$1,318.8	$390.3	$546.7	$381.8
Cost of revenue	963.8	346.7	423.8	193.3
Gross profit	$355.0	$43.6	$122.9	$188.5
Nine Months Ended September 30, 2025
Revenue	$1,316.3	$382.0	$542.2	$392.1
Cost of revenue	954.1	321.4	433.8	198.9
Gross profit	$362.2	$60.6	$108.4	$193.2
Presented below is a reconciliation of total segment revenue to total consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment revenue	$451.1	$438.9	$1,318.8	$1,316.3
Other revenue	20.4	21.3	63.8	59.3
Total consolidated revenue	$471.5	$460.2	$1,382.6	$1,375.6

Presented below is a reconciliation of total segment gross profit to consolidated income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment gross profit	$127.7	$117.3	$355.0	$362.2
Other gross profit (loss)	(1.7)	(0.1)	0.8	(7.5)
Total gross profit	126.0	117.2	355.8	354.7
Selling, general and administrative expense	(95.1)	(90.9)	(282.3)	(281.3)
Research and development expense	(7.2)	(4.8)	(17.8)	(16.5)
Goodwill and intangible asset impairment	—	(55.0)	(48.7)	(55.0)
Interest expense	(19.0)	(18.2)	(55.8)	(34.6)
Other (expense), net	(183.2)	(241.2)	(232.6)	(280.2)
Total loss before income taxes	$(178.5)	$(292.9)	$(281.4)	$(312.9)
Geographic information about the company’s revenue, which is principally based on location of the selling organization, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Australia	$50.1	$33.8	$139.0	$103.3
United Kingdom	57.6	52.6	197.3	167.2
United States	181.7	180.2	529.5	561.6
Other foreign	182.1	193.6	516.8	543.5
Total	$471.5	$460.2	$1,382.6	$1,375.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report.
Overview
For the three months ended September 30, 2026, the company reported net loss attributable to Unisys Corporation of $201.0 million, or $2.76 per diluted share, compared with a loss of $308.9 million, or $4.33 per diluted share, for the three months ended September 30, 2025. The net loss for the three months ended September 30, 2026 and 2025 included U.S. pension plan settlement losses net of tax of $151.2 million and $227.7 million, respectively. Additionally, for the three months ended September 30, 2025, the net loss attributable to Unisys Corporation included a goodwill impairment charge of $55.0 million, related to the Digital Workplace Solutions (DWS) reportable segment.
For the nine months ended September 30, 2026, the company reported net loss attributable to Unisys Corporation of $332.1 million, or $4.58 per diluted share, compared with a loss of $358.5 million, or $5.06 per diluted share, for the nine months ended September 30, 2025. The net loss for the nine months ended September 30, 2026 and 2025 included U.S. pension plan settlement losses net of tax of $151.2 million and $227.7 million, respectively. Additionally, the net loss for the nine months ended September 30, 2026 and 2025 included goodwill impairment charges of $47.2 million and $55.0 million, respectively, related to the DWS reportable segment.
In September 2026, the company purchased a group annuity contract, with plan assets, to transfer to a third-party issuer approximately $200 million of projected U.S. defined benefit pension liabilities. This action resulted in a pre-tax settlement loss of $151.2 million for both the three and nine months ended September 30, 2026.
Results of operations
Company results
Three months ended September 30, 2026 compared with the three months ended September 30, 2025
Revenue for the three months ended September 30, 2026 was $471.5 million compared with $460.2 million for the three months ended September 30, 2025, an increase of 2.5%. Foreign currency fluctuations had a 2 percentage-point positive impact on revenue in the current period compared with the prior-year period.
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
ClearPath represents software license and related support services, primarily ClearPath ForwardTM, within the company's Enterprise Computing Solutions (ECS) segment. Software license renewals tend to be significant and impactful to revenue and gross profit based on timing, which can fluctuate considerably from quarter to quarter. For the three months ended September 30, 2026, ClearPath revenue was $84.4 million compared to $83.0 million for the three months ended September 30, 2025, an increase of 1.7%. Foreign currency fluctuations had a 3 percentage-point positive impact on revenue in the current period compared with the prior-year period.
TS&S measures include the revenue, gross profit and gross profit margin of the company’s DWS segment, Cloud, Applications & Infrastructure Solutions (CA&I) segment and ECS segment, excluding ClearPath software license and support services. TS&S revenue for the three months ended September 30, 2026 was $387.1 million compared with $377.2 million for the three months ended September 30, 2025, an increase of 2.6%. Foreign currency fluctuations had a 2 percentage-point positive impact on revenue in the current period compared with the prior-year period.
During the three months ended September 30, 2026, the company recognized net cost-reduction charges related to workforce reductions of $4.2 million, compared with net charges of $1.0 million for the three months ended September 30, 2025. Additionally, during the three months ended September 30, 2026, the company recorded lease abandonment charges and other costs related to cost-reduction efforts of $2.6 million. See Note 3 of the Notes to Consolidated Financial Statements for details of the cost reductions actions.

The charges (credits) related to cost reduction actions were recorded in the following statement of income (loss) classifications:

	Three Months Ended September 30,
(In millions)	2026	2025
Cost of revenue	$4.0	$(0.6)
Selling, general and administrative	2.8	0.8
Research and development	—	0.8
Total	$6.8	$1.0
Gross profit and gross profit margin were $126.0 million and 26.7% for the three months ended September 30, 2026, respectively, compared with $117.2 million and 25.5% for the three months ended September 30, 2025, respectively. The increases were primarily driven by a higher mix of software licenses relative to hardware within ClearPath renewals, partially offset by higher cost reduction charges.
TS&S gross profit and gross profit margin were $64.3 million and 16.6%, respectively, for the three months ended September 30, 2026, compared with $70.2 million and 18.6% for the three months ended September 30, 2025, respectively. The decreases were primarily driven by higher cost reduction charges.
Additionally, during the three months ended September 30, 2026, gross profit margin and TS&S gross profit margin benefited by approximately 50 and 70 basis points, respectively, from a first quarter transaction within the company’s United Kingdom business process outsourcing consolidated joint venture. This transaction is expected to generate gross margin benefit of approximately $3 million quarterly and $12 million for full-year 2026. The financial impact of this transaction will be fully recognized by year end.
Selling, general and administrative expense in the three months ended September 30, 2026 was $95.1 million (20.2% of revenue) compared with $90.9 million (19.8% of revenue) for the three months ended September 30, 2025. The increase was primarily attributable to higher cost reduction charges and higher professional services expense.
Research and development expense for the three months ended September 30, 2026 and 2025 was $7.2 million and $4.8 million, respectively.
For the three months ended September 30, 2026, the company reported an operating profit of $23.7 million compared with an operating loss of $33.5 million in the three months ended September 30, 2025. For the three months ended September 30, 2025, the operating loss included a goodwill impairment charge of $55.0 million related to the DWS reportable segment.
Interest expense for the three months ended September 30, 2026 and 2025 was $19.0 million and $18.2 million, respectively.
Other (expense), net was expense of $183.2 million for the three months ended September 30, 2026, compared with expense of $241.2 million for the three months ended September 30, 2025. Other (expense), net for the three months ended September 30, 2026 and 2025 included U.S. pension plan settlement losses of $151.2 million and $227.7 million, respectively. See Note 6 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the three months ended September 30, 2026 was $178.5 million, compared with a loss of $292.9 million for the three months ended September 30, 2025. The loss before income taxes for the three months ended September 30, 2026 and 2025 included U.S. pension plan settlement losses of $151.2 million and $227.7 million, respectively. Additionally, the loss before income taxes for the three months ended September 30, 2025 included a goodwill impairment charge of $55.0 million related to the DWS reportable segment.
The provision for income taxes was $21.8 million for the three months ended September 30, 2026, compared with a provision of $16.3 million for the three months ended September 30, 2025. The change in the tax provision was primarily driven by the geographic distribution of income. The effective tax rate for the three months ended September 30, 2026 and 2025 was (12.2)% and (5.6)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., and jurisdictions with no valuation allowance that are subject to tax.

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
Net loss attributable to Unisys Corporation for the three months ended September 30, 2026 was $201.0 million, or $2.76 per diluted share, compared with a net loss of $308.9 million, or $4.33 per diluted share, for the three months ended September 30, 2025. The net loss for the three months ended September 30, 2026 and 2025 included U.S. pension plan settlement losses net of tax of $151.2 million and $227.7 million, respectively. Additionally, the net loss attributable to Unisys Corporation for the three months ended September 30, 2025 included a goodwill impairment charge of $55.0 million related to the DWS reportable segment.
Nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Revenue for the nine months ended September 30, 2026 was $1,382.6 million compared with $1,375.6 million for the nine months ended September 30, 2025, an increase of 0.5%. Foreign currency fluctuations had a 4 percentage-point positive impact on revenue in the current period compared with the prior-year period.
For the nine months ended September 30, 2026, ClearPath revenue was $219.6 million compared to $241.7 million for the nine months ended September 30, 2025, a decrease of 9.1%. The decrease was primarily driven by the timing of ClearPath license renewals. Foreign currency fluctuations had a 3 percentage-point positive impact on revenue in the current period compared with the prior-year period.
TS&S revenue for the nine months ended September 30, 2026 was $1,163.0 million compared with $1,133.9 million for the nine months ended September 30, 2025, an increase of 2.6%. Foreign currency fluctuations had a 4 percentage-point positive impact on revenue in the current period compared with the prior-year period.
During the nine months ended September 30, 2026, the company recognized net cost-reduction charges related to workforce reductions of $9.0 million, compared with net charges of $2.2 million for the nine months ended September 30, 2025. Additionally, during the nine months ended September 30, 2026, the company recorded lease abandonment charges and other costs relating to cost reduction efforts of $5.4 million. During the nine months ended September 30, 2025, the company recorded an asset write-off and other costs related to cost reduction charges of $3.5 million. See Note 3 of the Notes to Consolidated Financial Statements for details of the cost reductions actions.
The charges (credits) were recorded in the following statement of income (loss) classifications:

	Nine Months Ended September 30,
(In millions)	2026	2025
Cost of revenue	$6.8	$4.5
Selling, general and administrative	7.7	0.4
Research and development	(0.1)	0.8
Total	$14.4	$5.7
Gross profit and gross profit margin were $355.8 million and 25.7% for the nine months ended September 30, 2026, respectively, compared with $354.7 million and 25.8% for the nine months ended September 30, 2025, respectively.
TS&S gross profit and gross profit margin were $214.8 million and 18.5%, respectively, for the nine months ended September 30, 2026, compared with $204.1 million and 18.0% for the nine months ended September 30, 2025, respectively.
During the nine months ended September 30, 2026, gross profit margin and TS&S gross profit margin benefited by approximately 50 and 70 basis points, respectively, from a first quarter transaction within the company’s United Kingdom business process outsourcing consolidated joint venture.
Selling, general and administrative expense in the nine months ended September 30, 2026 was $282.3 million (20.4% of revenue) compared with $281.3 million (20.4% of revenue) in the prior-year period.

Research and development expense for the nine months ended September 30, 2026 and 2025 was $17.8 million and $16.5 million, respectively.
For the nine months ended September 30, 2026, the company reported an operating profit of $7.0 million, which included a goodwill impairment charge of $47.2 million, compared with an operating profit of $1.9 million for the prior-year period, which included a goodwill impairment charge of $55.0 million.
Interest expense for the nine months ended September 30, 2026 was $55.8 million compared with $34.6 million for the nine months ended September 30, 2025. The increase was primarily due to increased long-term debt balance and higher interest rate following the issuance of $700.0 million aggregate principal amount of the 10.625% Senior Secured Notes due 2031 (the 2031 Notes) in June 2025.
Other (expense), net was expense of $232.6 million for the nine months ended September 30, 2026, compared with expense of $280.2 million for the nine months ended September 30, 2025. Other (expense), net for the nine months ended September 30, 2026 and 2025 included U.S. pension plan settlement losses of $151.2 million and $227.7 million, respectively. See Note 6 of the Notes to Consolidated Financial Statements for details of other (expense), net.
The loss before income taxes for the nine months ended September 30, 2026 was $281.4 million compared with a loss of $312.9 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the loss before income taxes included $151.2 million of a U.S. pension plan settlement loss and a goodwill impairment charge of $47.2 million. For the nine months ended September 30, 2025, the loss before income taxes included $227.7 million of a U.S. pension plan settlement loss and a goodwill impairment charge of $55.0 million.
The provision for income taxes was $51.3 million for the nine months ended September 30, 2026, compared with a provision of $46.9 million for the nine months ended September 30, 2025. The change in the tax provision was driven by the geographic distribution of income. The effective tax rate for the nine months ended September 30, 2026 and 2025 was (18.2)% and (15.0)%, respectively, primarily driven by U.S. operating losses with no tax benefit as the deferred tax assets are subject to a full valuation allowance, non-creditable withholding taxes in the U.S., and jurisdictions with no valuation allowance that are subject to tax.
Net loss attributable to Unisys Corporation for the nine months ended September 30, 2026 was $332.1 million, or $4.58 per diluted share, compared with a net loss of $358.5 million, or $5.06 per diluted share, for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the net loss attributable to Unisys Corporation included a U.S pension plan settlement loss net of tax of $151.2 million and a goodwill impairment charge of $47.2 million. For the nine months ended September 30, 2025, the net loss attributable to Unisys Corporation included a U.S pension plan settlement loss net of tax of $227.7 million and a goodwill impairment charge of $55.0 million.
The following table represents ClearPath and TS&S financial measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for numbers presented as percentages)	2026	2025	2026	2025
ClearPath revenue	$84.4	$83.0	$219.6	$241.7
TS&S revenue	387.1	377.2	1,163.0	1,133.9
Total revenue	$471.5	$460.2	$1,382.6	$1,375.6

ClearPath gross profit	$61.7	$47.0	$141.0	$150.6
TS&S gross profit	64.3	70.2	214.8	204.1
Total gross profit	$126.0	$117.2	$355.8	$354.7

ClearPath gross profit percent	73.1%	56.6%	64.2%	62.3%
TS&S gross profit percent	16.6%	18.6%	18.5%	18.0%
Total gross profit percent	26.7%	25.5%	25.7%	25.8%
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
Three months ended September 30, 2026 compared with the three months ended September 30, 2025
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Three Months Ended September 30, 2026
Revenue	$451.1	$130.2	$180.3	$140.6
Gross profit percent	28.3%	9.5%	20.6%	55.5%

Three Months Ended September 30, 2025
Revenue	$438.9	$125.3	$180.4	$133.2
Gross profit percent	26.7%	16.2%	19.6%	46.2%
DWS revenue was $130.2 million for the three months ended September 30, 2026 and $125.3 million for the three months ended September 30, 2025, an increase of 3.9%. The increase in revenue was primarily driven by higher hardware revenue. Foreign currency fluctuations had a 2 percentage-point positive impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 9.5% in the current period compared with 16.2% in the prior-year period. The decrease in gross profit percent was primarily due to known client attrition, and increased implementation and delivery costs.
CA&I revenue was $180.3 million for the three months ended September 30, 2026 and $180.4 million for the three months ended September 30, 2025, a decrease of 0.1%. Foreign currency fluctuations had a 1 percentage-point positive impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 20.6% in the current period compared with 19.6% in the prior-year period. The increase in gross profit percent was primarily driven by delivery improvements.
ECS revenue was $140.6 million for the three months ended September 30, 2026 and $133.2 million for the three months ended September 30, 2025, an increase of 5.6%. The increase in revenue was primarily driven by higher specialized project work in the business processing solutions. Foreign currency fluctuations had a 3 percentage-point positive impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 55.5% in the current period compared with 46.2% in the prior-year period. The increase in gross profit percent was primarily driven by a higher mix of software licenses relative to hardware within ClearPath renewals.

Nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
A summary of the company’s operations by segment is presented below:

	Total Segments	DWS	CA&I	ECS
(In millions, except for numbers presented as percentages)
Nine Months Ended September 30, 2026
Revenue	$1,318.8	$390.3	$546.7	$381.8
Gross profit percent	26.9%	11.2%	22.5%	49.4%

Nine Months Ended September 30, 2025
Revenue	$1,316.3	$382.0	$542.2	$392.1
Gross profit percent	27.5%	15.9%	20.0%	49.3%
DWS revenue was $390.3 million for the nine months ended September 30, 2026 and $382.0 million for the nine months ended September 30, 2025, an increase of 2.2%. Foreign currency fluctuations had a 4 percentage-point positive impact on DWS revenue in the current period compared with the prior-year period. Gross profit percent was 11.2% in the current period compared with 15.9% in the prior-year period. The decrease in gross profit percent was primarily due to known client attrition, and increased implementation and delivery costs.
CA&I revenue was $546.7 million for the nine months ended September 30, 2026 and $542.2 million for the nine months ended September 30, 2025, an increase of 0.8%. Foreign currency fluctuations had a 3 percentage-point positive impact on CA&I revenue in the current period compared with the prior-year period. Gross profit percent was 22.5% in the current period compared with 20.0% in the prior-year period. The increase in gross profit percent was primarily driven by delivery improvements.
ECS revenue was $381.8 million for the nine months ended September 30, 2026 and $392.1 million for the nine months ended September 30, 2025, a decrease of 2.6%. The decrease in revenue was primarily driven by the timing of ClearPath license renewals. Foreign currency fluctuations had a 4 percentage-point positive impact on ECS revenue in the current period compared with the prior-year period. Gross profit percent was 49.4% in the current period compared with 49.3% in the prior-year period.
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
The following table summarizes the company’s TCV metrics.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except numbers presented as percentages)	2026	2025	% Change	2026	2025	% Change
New Business (i)	$221	$124	78%	$571	$355	61%
TS&S Renewals	275	230	20%	545	572	(5)%
ClearPath Renewals	98	61	61%	174	131	33%
Total TCV	$594	$415	43%	$1,290	$1,058	22%
(i) New Business relates to expansion and new scope for existing clients and new logo contracts.

Backlog was $2.92 billion as of September 30, 2026 compared to $2.83 billion as of September 30, 2025.
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
Cash and cash equivalents at September 30, 2026 were $264.2 million compared to $413.9 million at December 31, 2025. The decrease in cash and cash equivalents is primarily due to the timing of cash interest payments associated with the 2031 Notes and pension and postretirement cash contributions.
As of September 30, 2026, $187.1 million of cash and cash equivalents were held by the company’s foreign subsidiaries and branches operating outside of the U.S. The company may not be able to readily transfer approximately one-quarter of these funds out of the country in which they are located as a result of local restrictions, contractual or other legal arrangements or commercial considerations. At September 30, 2026, the company maintained cash balances in various operating accounts in excess of federally insured limits. The company monitors this risk by evaluating the creditworthiness of the financial institutions.
During the nine months ended September 30, 2026, cash used for operations was $66.5 million compared to cash used for operations of $244.9 million during the nine months ended September 30, 2025. The improvement in cash used for operations was primarily attributable to a discretionary cash contribution of $250 million to the company’s U.S. defined benefit pension plans in the prior-year period.
During the nine months ended September 30, 2026, cash used for investing activities was $65.8 million compared with cash used for investing activities of $21.6 million during the nine months ended September 30, 2025. In the current period, the investment in marketable software was $32.4 million compared with $36.1 million in the prior-year period and capital additions of properties and other assets were $33.3 million compared with $22.4 million in the prior-year period. During the nine months ended September 30, 2025, net proceeds of foreign exchange forward contracts were $37.0 million. Proceeds from foreign exchange forward contracts and purchases of foreign exchange forward contracts represent derivative financial instruments used to reduce the company’s currency exposure to market risks from changes in foreign currency exchange rates. During the third quarter of 2025, the company ceased its use of foreign currency forward contracts.
During the nine months ended September 30, 2026, cash used for financing activities was $13.1 million compared with cash provided by financing activities of $188.1 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2025, cash provided by financing activities included the net proceeds received from the issuance of the 2031 Notes, partially offset by the repurchase of the 6.875% Senior Secured Notes due November 1, 2027.
At September 30, 2026, total debt was $731.4 million compared to $741.7 million at December 31, 2025. During the nine months ended September 30, 2026, the company repurchased $1.6 million of the 2031 Notes from the open market for $1.4 million.
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
Availability under the Amended and Restated ABL Credit Facility is subject to a borrowing base calculated by reference to the company’s receivables. At September 30, 2026, the company had no borrowings and $6.5 million of letters of credit outstanding. Availability under the Amended and Restated ABL Credit Facility was $89.1 million, net of letters of credit issued. Any borrowings under the Amended and Restated ABL Credit Facility will be subject to variable interest rates.
At September 30, 2026, the company has met all covenants and conditions under its various lending and funding agreements. For at least the next 12 months, the company expects to continue to meet these covenants and conditions.

Pension and Postretirement Benefits
In September 2026, the company purchased a group annuity contract, with plan assets, to transfer to a third-party issuer approximately $200 million of projected U.S defined benefit pension liabilities. This action resulted in a pre-tax settlement loss of $151.2 million for both the three and nine months ended September 30, 2026. With the purchase of this group annuity contract, the company has reduced approximately $520 million of U.S qualified defined benefit pension plan liabilities since the third quarter of 2025, working towards its approximately $600 million reduction target. The company expects to complete an additional pension settlement in the first half of 2027 to substantially achieve this objective.
At the end of each year, the company estimates its future cash contributions to its global defined benefit pension plans based on year-end pension data, assumptions and agreements.
For the nine months ended September 30, 2026, the company made cash contributions totaling $87.7 million to its global defined benefit pension plans. For the remainder of 2026, the company expects to make cash contributions of approximately $9 million, resulting in total expected 2026 cash contributions of approximately $97 million to the company’s global defined benefit pension plans. These contributions are expected to include approximately $47 million to the company’s U.S. qualified defined benefit pension plans and approximately $50 million, primarily to the company’s international defined benefit pension plans. Based on current funding requirements and assumptions, the company estimates future total cash contributions of approximately $101 million in 2027 to its global defined benefit pension plans. Actual future contributions may differ based on changes in regulatory requirements, interest rates, asset performance and other factors.
For the nine months ended September 30, 2025, the company made cash contributions of $317.2 million, including a discretionary contribution of $250 million to its U.S. defined benefit pension plans.
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
During the second quarter of 2026, the company reviewed its estimated long-term expected future cash flows for its DWS reporting unit. DWS projected gross profit was below the previous estimated forecast primarily due to continued competitive pressure resulting from industry and macro-economic conditions. Based on this, the company concluded that a triggering event existed and conducted a quantitative goodwill assessment for the DWS reporting unit during the second quarter of 2026. The fair value of the DWS reporting unit was estimated using a combination of discounted cash flows and market-based valuation methodologies as noted above. Based on this goodwill impairment analysis, the carrying value of the DWS reporting unit exceeded its fair value, resulting in the recognition of a goodwill impairment charge of $47.2 million in the second quarter of 2026. The impairment charge represented the entire remaining goodwill balance allocated to the DWS reporting unit, resulting in a full write-off of the reporting unit's goodwill.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, management performed, with the participation of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), an evaluation of the effectiveness of the company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, the CEO and the CFO concluded that, as of September 30, 2026, the company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the U.S. Securities and Exchange Commission (SEC), and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On an annual basis, and whenever circumstances arise, we review goodwill and intangible assets for impairment. The impairment test is based on several factors, estimates and assumptions, including macroeconomic conditions, industry and market considerations, overall financial performance, market capitalization and relevant entity-specific events. Significant changes to these factors could impact the assumptions used in calculating the fair value of goodwill or intangible assets and may indicate potential impairment. As described in Note 12 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, during the second quarter of 2026, we determined that a triggering event had occurred and therefore performed a quantitative goodwill impairment test for the Digital Workplace Solutions (DWS) reporting unit. As a result, we recorded a goodwill impairment charge of $47.2 million during the second quarter of 2026. The impairment charge represented the entire remaining goodwill balance allocated to the DWS reporting unit, resulting in a full write-off of the reporting unit's goodwill. Additionally, during the second quarter of 2026, we recorded an impairment charge of $1.5 million related to a customer relationship intangible asset. The impairment was triggered by revised expectations regarding future cash flows.
We will continue to conduct an impairment analysis of our goodwill and intangible assets on an annual basis, as well as whenever there are events or changes in circumstances (triggering events), which indicate that the carrying amount may not be recoverable. We could be required to record additional impairment charges in the future if any recoverability assessments indicate that the carrying values of our goodwill or intangible assets exceed their estimated fair values or are otherwise not recoverable. Further impairments of our goodwill or intangible assets would adversely affect our results of operations.
Although the goodwill associated with the DWS reporting unit has been fully impaired, it is possible that future changes in circumstances or in the inputs and assumptions used in estimating the fair value of our other reporting units could require us to record additional impairment charges.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K of the Securities Act of 1933, as amended) except as follows:
On September 15, 2026, David Brown, our Vice President, Chief Accounting Officer and Corporate Controller, adopted a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading arrangement provides for sales of up to 77,837 shares of our common stock beginning February 24, 2027 until March 6, 2028, or once all of the shares have been sold. Actual sale transactions will be disclosed publicly in filings with the Securities and Exchange Commission in accordance with applicable securities laws, rules and regulations.
Item 6. Exhibits
See Exhibit Index

EXHIBIT INDEX

Exhibit Number	Description

10.1	Form of Change of Control Agreement by and between Unisys Corporation and each of its executive officers

10.2
Amendment, dated July 28, 2026, to the Unisys Corporation 2005 Deferred Compensation Plan, as amended and restated effective September 19, 2014 except as otherwise noted therein (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026)

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
The following financial information from Unisys Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income (Loss), (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit), and (vi) Notes to Consolidated Financial Statements

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNISYS CORPORATION

Date: November 5, 2026	By:	/s/ Debra McCann
Debra McCann
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ David Brown
David Brown
Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)